Form 10-Q
period 2014-09-30
WELLPOINT, INC
filed 2014-10-29
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 15, 2014
Common Stock, $0.01 par value	269,941,385 shares

WellPoint, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,717.9	$1,582.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,845.3 and $16,826.7)	18,284.7	17,038.2
Equity securities (cost of $1,289.8 and $1,168.5)	1,848.3	1,735.5
Other invested assets, current	19.0	16.3
Accrued investment income	172.7	168.8
Premium and self-funded receivables	4,438.1	3,968.7
Other receivables	1,680.7	1,063.3
Income taxes receivable	200.6	235.7
Securities lending collateral	1,698.6	969.8
Deferred tax assets, net	244.4	383.0
Other current assets	1,922.1	1,677.5
Assets held for sale	—	906.9
Total current assets	32,227.1	29,745.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $498.5 and $455.9)	501.3	449.9
Equity securities (cost of $26.8 and $27.4)	31.7	31.3
Other invested assets, long-term	1,691.8	1,542.6
Property and equipment, net	1,848.9	1,801.5
Goodwill	17,082.0	16,917.2
Other intangible assets	8,010.6	8,441.0
Other noncurrent assets	664.8	645.2
Total assets	$62,058.2	$59,574.5

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,794.2	$6,127.2
Reserves for future policy benefits	68.8	63.1
Other policyholder liabilities	2,598.0	2,073.2
Total policy liabilities	9,461.0	8,263.5
Unearned income	1,003.5	822.7
Accounts payable and accrued expenses	3,447.6	3,426.3
Security trades pending payable	156.1	95.2
Securities lending payable	1,698.2	969.7
Short-term borrowings	100.0	400.0
Current portion of long-term debt	625.0	518.0
Other current liabilities	1,903.6	1,674.7
Liabilities held for sale	—	181.4
Total current liabilities	18,395.0	16,351.5
Long-term debt, less current portion	14,538.3	13,573.6
Reserves for future policy benefits, noncurrent	655.7	723.0
Deferred tax liabilities, net	3,284.2	3,325.2
Other noncurrent liabilities	891.0	836.0
Total liabilities	37,764.2	34,809.3

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 270,512,468 and 293,273,830	2.7	2.9
Additional paid-in capital	10,094.4	10,765.2
Retained earnings	13,863.8	13,813.9
Accumulated other comprehensive income	333.1	183.2
Total shareholders’ equity	24,294.0	24,765.2
Total liabilities and shareholders’ equity	$62,058.2	$59,574.5
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2014	2013	2014	2013
Revenues
Premiums	$17,226.0	$16,580.9	$50,811.9	$49,509.5
Administrative fees	1,134.4	1,027.8	3,404.3	3,006.4
Other revenue	10.3	10.0	29.3	29.8
Total operating revenue	18,370.7	17,618.7	54,245.5	52,545.7
Net investment income	174.4	167.6	546.6	482.8
Net realized gains on investments	25.7	95.4	133.2	166.4
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(19.4)	(27.1)	(41.9)	(74.0)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	5.6	0.9	6.4	0.9
Other-than-temporary impairment losses recognized in income	(13.8)	(26.2)	(35.5)	(73.1)
Total revenues	18,557.0	17,855.5	54,889.8	53,121.8
Expenses
Benefit expense	14,211.1	14,075.0	41,997.0	41,656.3
Selling, general and administrative expense:
Selling expense	374.3	377.3	1,133.8	1,139.9
General and administrative expense	2,594.0	2,165.4	7,581.8	6,167.5
Total selling, general and administrative expense	2,968.3	2,542.7	8,715.6	7,307.4
Interest expense	155.3	151.5	447.1	456.9
Amortization of other intangible assets	60.3	61.3	168.3	185.6
Loss on extinguishment of debt	74.8	145.3	80.8	145.3
Total expenses	17,469.8	16,975.8	51,408.8	49,751.5
Income from continuing operations before income tax expense	1,087.2	879.7	3,481.0	3,370.3
Income tax expense	456.3	225.9	1,427.6	1,044.9
Income from continuing operations	630.9	653.8	2,053.4	2,325.4
Income from discontinued operations, net of tax	—	2.4	9.6	16.1
Net income	$630.9	$656.2	$2,063.0	$2,341.5
Basic net income per share:
Basic - continuing operations	$2.31	$2.20	$7.39	$7.75
Basic - discontinued operations	—	0.01	0.03	0.06
Basic net income per share	$2.31	$2.21	$7.42	$7.81
Diluted net income per share:
Diluted - continuing operations	$2.22	$2.15	$7.15	$7.64
Diluted - discontinued operations	—	0.01	0.03	0.05
Diluted net income per share	$2.22	$2.16	$7.18	$7.69
Dividends per share	$0.4375	$0.3750	$1.3125	$1.1250

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2014	2013	2014	2013
Net income	$630.9	$656.2	$2,063.0	$2,341.5
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(133.3)	16.3	151.6	(327.0)
Change in non-credit component of other-than-temporary impairment losses on investments	(3.3)	(0.6)	(3.3)	1.6
Change in net unrealized gains/losses on cash flow hedges	(5.9)	0.7	(4.4)	2.2
Change in net periodic pension and postretirement costs	3.0	4.8	8.9	18.6
Foreign currency translation adjustments	(2.4)	1.2	(2.9)	0.7
Other comprehensive (loss) income	(141.9)	22.4	149.9	(303.9)
Total comprehensive income	$489.0	$678.6	$2,212.9	$2,037.6

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2014	2013
Operating activities
Net income	$2,063.0	$2,341.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(133.2)	(166.4)
Other-than-temporary impairment losses recognized in income	35.5	73.1
Loss on extinguishment of debt	80.8	145.3
Gain on disposal from discontinued operations	(3.2)	—
Loss on disposal of assets	0.4	5.1
Deferred income taxes	108.1	(12.0)
Amortization, net of accretion	563.0	592.7
Depreciation expense	79.9	78.4
Impairment of property and equipment	3.9	—
Share-based compensation	125.7	103.7
Excess tax benefits from share-based compensation	(39.9)	(23.5)
Changes in operating assets and liabilities:
Receivables, net	(1,020.7)	(368.0)
Other invested assets	(17.6)	1.7
Other assets	(309.2)	51.6
Policy liabilities	1,130.2	(130.3)
Unearned income	180.5	42.9
Accounts payable and accrued expenses	(10.5)	95.9
Other liabilities	231.4	(78.0)
Income taxes	68.0	87.5
Other, net	(71.9)	(61.7)
Net cash provided by operating activities	3,064.2	2,779.5
Investing activities
Purchases of fixed maturity securities	(7,498.8)	(11,494.1)
Proceeds from fixed maturity securities:
Sales	5,536.0	8,756.4
Maturities, calls and redemptions	1,016.4	1,490.0
Purchases of equity securities	(530.2)	(464.6)
Proceeds from sales of equity securities	370.8	575.2
Purchases of other invested assets	(138.9)	(207.9)
Proceeds from sales of other invested assets	76.4	53.0
Settlement of non-hedging derivatives	(67.4)	(109.8)
Changes in securities lending collateral	(728.6)	(273.1)
Proceeds from sale of subsidiary, net of cash sold	740.0	—
Purchases of property and equipment	(410.6)	(408.1)
Other, net	(0.1)	(3.8)
Net cash used in investing activities	(1,635.0)	(2,086.8)
Financing activities
Net proceeds from commercial paper borrowings	46.5	224.1
Proceeds from long-term borrowings	2,700.0	1,250.0
Repayments of long-term borrowings	(1,730.8)	(1,801.9)
Proceeds from short-term borrowings	1,750.0	600.0
Repayments of short-term borrowings	(2,050.0)	(500.0)
Changes in securities lending payable	728.5	273.0
Changes in bank overdrafts	(27.2)	72.3
Repurchase and retirement of common stock	(2,655.8)	(1,170.4)
Cash dividends	(363.1)	(337.5)
Proceeds from issuance of common stock under employee stock plans	268.4	374.9
Excess tax benefits from share-based compensation	39.9	23.5
Net cash used in financing activities	(1,293.6)	(992.0)
Effect of foreign exchange rates on cash and cash equivalents	(4.6)	0.4
Change in cash and cash equivalents	131.0	(298.9)
Cash and cash equivalents at beginning of period	1,586.9	2,484.6
Cash and cash equivalents at end of period	1,717.9	2,185.7
Less cash and cash equivalents of discontinued operations at end of period	—	(3.7)
Cash and cash equivalents of continuing operations at end of period	$1,717.9	$2,182.0
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2014	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2
Net income	—	—	—	2,063.0	—	2,063.0
Other comprehensive income	—	—	—	—	149.9	149.9
Settlement of equity options	—	—	(30.5)	—	—	(30.5)
Repurchase and retirement of common stock	(27.6)	(0.2)	(1,009.7)	(1,645.9)	—	(2,655.8)
Dividends and dividend equivalents	—	—	—	(367.2)	—	(367.2)
Issuance of common stock under employee stock plans, net of related tax benefits	4.8	—	369.4	—	—	369.4
September 30, 2014	270.5	$2.7	$10,094.4	$13,863.8	$333.1	$24,294.0

January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	2,341.5	—	2,341.5
Other comprehensive loss	—	—	—	—	(303.9)	(303.9)
Repurchase and retirement of common stock	(15.6)	(0.1)	(566.2)	(607.4)	—	(1,173.7)
Convertible debenture tax adjustment	—	—	(3.3)	—	—	(3.3)
Dividends and dividend equivalents	—	—	—	(340.7)	—	(340.7)
Issuance of common stock under employee stock plans, net of related tax benefits	7.1	0.1	485.4	—	—	485.5
September 30, 2013	296.2	$3.0	$10,769.4	$14,040.5	$(4.8)	$24,808.1

See accompanying notes.

WellPoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2014
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. On November 5, 2014, a Special Meeting of Shareholders will be held to vote on an amendment of our articles of incorporation to change our name to Anthem, Inc. Shareholders of record on September 12, 2014 are entitled to vote. If approved, the change will occur in December 2014.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 37.5 medical members through our affiliated health plans and approximately 68.5 individuals through our subsidiaries as of September 30, 2014. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was divested on January 31, 2014.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets, through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2013 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Unless otherwise specified, all financial information presented in the accompanying consolidated financial statements and in the notes to consolidated financial statements relates only to our continuing operations, other than cash flows presented on the consolidated statements of cash flows. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 have been recorded. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.
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
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided and, if applicable, net of amounts recognized for minimum medical loss ratio rebates, and the risk adjustment, reinsurance, and risk corridor premium stabilization programs of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.
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
Adoption of New Accounting Pronouncement: Effective January 1, 2014, we adopted the provisions of Accounting Standards Update No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. Health Care Reform imposes a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0, and our portion of the HIP Fee for 2014 is $893.3. ASU 2011-06 addresses how the HIP Fee should be recognized and classified in the financial statements of health insurers. In accordance with ASU 2011-06, we recorded our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is being amortized to expense on a straight-line basis. The deferred asset is recorded within other current assets on the consolidated balance sheets. The final calculation and payment of the HIP Fee occurred in the third quarter of 2014. We recognized $210.0 and $670.0 as general and administrative expense related to the HIP Fee for the three and nine months ended September 30, 2014, respectively.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain other immaterial reclassifications have been made in the current year.

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
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $13.8 and $26.2 for the three months ended September 30, 2014 and 2013, respectively. Other-than-temporary impairment losses recognized in income totaled $35.5 and $73.1 for the nine months ended September 30, 2014 and 2013, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and nine months ended September 30, 2014 and 2013. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at September 30, 2014 and December 31, 2013 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2014:
Fixed maturity securities:
United States Government securities	$342.6	$3.5	$(0.1)	$(0.2)	$345.8	$—
Government sponsored securities	127.1	0.7	(0.1)	(0.7)	127.0	—
States, municipalities and political subdivisions, tax-exempt	5,725.1	300.2	(1.5)	(6.1)	6,017.7	—
Corporate securities	8,667.5	180.5	(56.2)	(34.5)	8,757.3	(5.9)
Options embedded in convertible debt securities	100.4	—	—	—	100.4	—
Residential mortgage-backed securities	2,173.3	62.6	(2.0)	(16.4)	2,217.5	—
Commercial mortgage-backed securities	502.7	7.9	(0.5)	(0.7)	509.4	—
Other debt securities	705.1	7.7	(0.7)	(1.2)	710.9	—
Total fixed maturity securities	18,343.8	563.1	(61.1)	(59.8)	18,786.0	$(5.9)
Equity securities	1,316.6	577.1	(13.7)	—	1,880.0
Total investments, available-for-sale	$19,660.4	$1,140.2	$(74.8)	$(59.8)	$20,666.0
December 31, 2013:
Fixed maturity securities:
United States Government securities	$300.8	$2.5	$(3.4)	$—	$299.9	$—
Government sponsored securities	174.4	0.4	(1.3)	—	173.5	—
States, municipalities and political subdivisions, tax-exempt	5,899.5	202.9	(90.1)	(9.6)	6,002.7	(0.6)
Corporate securities	7,614.1	205.2	(95.2)	(15.5)	7,708.6	(0.1)
Options embedded in convertible debt securities	89.2	—	—	—	89.2	—
Residential mortgage-backed securities	2,269.4	48.0	(41.4)	(7.1)	2,268.9	—
Commercial mortgage-backed securities	479.0	10.5	(2.6)	(0.3)	486.6	—
Other debt securities	456.2	5.8	(2.5)	(0.8)	458.7	(0.1)
Total fixed maturity securities	17,282.6	475.3	(236.5)	(33.3)	17,488.1	$(0.8)
Equity securities	1,195.9	578.9	(8.0)	—	1,766.8
Total investments, available-for-sale	$18,478.5	$1,054.2	$(244.5)	$(33.3)	$19,254.9
At September 30, 2014, we owned $2,726.9 of mortgage-backed securities and $625.8 of asset-backed securities out of a total available-for-sale investment portfolio of $20,666.0. These securities included sub-prime and Alt-A securities with fair values of $24.8 and $88.4, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.6 and $6.5, respectively. The average credit rating of the sub-prime and Alt-A securities was “B” and “CC”, respectively.

The following tables summarize for available-for-sale fixed maturity securities and available-for-sale equity securities in an unrealized loss position at September 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2014:
Fixed maturity securities:
United States Government securities	12	$53.6	$(0.1)	3	$5.0	$(0.2)
Government sponsored securities	10	27.0	(0.1)	16	31.8	(0.7)
States, municipalities and political subdivisions, tax-exempt	95	253.6	(1.5)	126	320.4	(6.1)
Corporate securities	1,828	3,281.2	(56.2)	336	579.7	(34.5)
Residential mortgage-backed securities	132	318.7	(2.0)	251	483.9	(16.4)
Commercial mortgage-backed securities	37	123.9	(0.5)	17	53.5	(0.7)
Other debt securities	51	189.8	(0.7)	28	74.1	(1.2)
Total fixed maturity securities	2,165	4,247.8	(61.1)	777	1,548.4	(59.8)
Equity securities	510	161.5	(13.7)	—	—	—
Total fixed maturity and equity securities	2,675	$4,409.3	$(74.8)	777	$1,548.4	$(59.8)
December 31, 2013:
Fixed maturity securities:
United States Government securities	27	$179.2	$(3.4)	—	$—	$—
Government sponsored securities	22	73.4	(1.3)	—	—	—
States, municipalities and political subdivisions, tax-exempt	806	2,070.9	(90.1)	42	82.4	(9.6)
Corporate securities	1,448	2,586.6	(95.2)	107	81.3	(15.5)
Residential mortgage-backed securities	605	1,243.0	(41.4)	80	116.2	(7.1)
Commercial mortgage-backed securities	52	177.7	(2.6)	4	5.6	(0.3)
Other debt securities	65	185.3	(2.5)	17	16.2	(0.8)
Total fixed maturity securities	3,025	6,516.1	(236.5)	250	301.7	(33.3)
Equity securities	426	120.8	(8.0)	—	—	—
Total fixed maturity and equity securities	3,451	$6,636.9	$(244.5)	250	$301.7	$(33.3)
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$613.5	$619.9
Due after one year through five years	4,875.4	4,991.3
Due after five years through ten years	5,439.9	5,588.8
Due after ten years	4,739.0	4,859.1
Mortgage-backed securities	2,676.0	2,726.9
Total available-for-sale fixed maturity securities	$18,343.8	$18,786.0

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Proceeds	$2,038.2	$5,442.0	$6,999.6	$10,874.6
Gross realized gains	32.4	176.0	221.5	354.9
Gross realized losses	(6.7)	(80.6)	(88.3)	(188.5)
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the third party pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the third party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, which are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 is as follows:

	Level I	Level II	Level III	Total
September 30, 2014:
Assets:
Cash equivalents	$591.4	$—	$—	$591.4
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	345.8	—	—	345.8
Government sponsored securities	4.0	123.0	—	127.0
States, municipalities and political subdivisions, tax-exempt	—	6,017.7	—	6,017.7
Corporate securities	11.9	8,599.9	145.5	8,757.3
Options embedded in convertible debt securities	—	100.4	—	100.4
Residential mortgage-backed securities	—	2,217.5	—	2,217.5
Commercial mortgage-backed securities	—	506.0	3.4	509.4
Other debt securities	85.1	617.1	8.7	710.9
Total fixed maturity securities	446.8	18,181.6	157.6	18,786.0
Equity securities	1,630.0	206.8	43.2	1,880.0
Other invested assets, current	19.0	—	—	19.0
Securities lending collateral	768.1	930.5	—	1,698.6
Derivatives excluding embedded options (reported with other assets)	—	0.9	—	0.9
Total assets	$3,455.3	$19,319.8	$200.8	$22,975.9
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(19.3)	$—	$(19.3)
Total liabilities	$—	$(19.3)	$—	$(19.3)

December 31, 2013:
Assets:
Cash equivalents	$632.3	$—	$—	$632.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	299.9	—	—	299.9
Government sponsored securities	—	173.5	—	173.5
States, municipalities and political subdivisions, tax-exempt	—	6,002.7	—	6,002.7
Corporate securities	—	7,593.4	115.2	7,708.6
Options embedded in convertible debt securities	—	89.2	—	89.2
Residential mortgage-backed securities	—	2,268.9	—	2,268.9
Commercial mortgage-backed securities	—	480.1	6.5	486.6
Other debt securities	35.6	408.3	14.8	458.7
Total fixed maturity securities	335.5	17,016.1	136.5	17,488.1
Equity securities	1,475.7	249.7	41.4	1,766.8
Other invested assets, current	16.3	—	—	16.3
Securities lending collateral	408.5	561.3	—	969.8
Derivatives excluding embedded options (reported with other assets)	—	58.4	—	58.4
Total assets	$2,868.3	$17,885.5	$177.9	$20,931.7
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(20.7)	$—	$(20.7)
Total liabilities	$—	$(20.7)	$—	$(20.7)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2014 and 2013 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Three Months Ended September 30, 2014:
Beginning balance at July 1, 2014	$150.4	$—	$3.6	$17.8	$43.1	$32.2	$247.1
Total gains (losses):
Recognized in net income	(0.8)	—	—	—	—	(32.2)	(33.0)
Recognized in accumulated other comprehensive income	(0.5)	—	—	0.1	0.1	—	(0.3)
Purchases	19.6	—	—	3.5	0.1	—	23.2
Sales	(20.8)	—	—	(1.6)	(0.1)	—	(22.5)
Settlements	(3.0)	—	(0.2)	—	—	—	(3.2)
Transfers into Level III	0.6	—	—	—	—	—	0.6
Transfers out of Level III	—	—	—	(11.1)	—	—	(11.1)
Ending balance at September 30, 2014	$145.5	$—	$3.4	$8.7	$43.2	$—	$200.8
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2014	$(3.5)	$—	$—	$—	$—	$—	$(3.5)
Three Months Ended September 30, 2013:
Beginning balance at July 1, 2013	$139.2	$12.6	$—	$5.4	$35.8	$—	$193.0
Total gains (losses):
Recognized in net income	(14.9)	—	—	(0.1)	—	—	(15.0)
Recognized in accumulated other comprehensive income	4.9	—	—	0.1	(2.4)	—	2.6
Purchases	6.4	—	—	—	3.7	—	10.1
Sales	(1.6)	—	—	—	—	—	(1.6)
Settlements	(2.7)	—	(2.3)	(0.2)	—	—	(5.2)
Transfers into Level III	3.0	—	12.6	9.8	—	—	25.4
Transfers out of Level III	—	(12.6)	—	(0.3)	—	—	(12.9)
Ending balance at September 30, 2013	$134.3	$—	$10.3	$14.7	$37.1	$—	$196.4
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2013	$(14.9)	$—	$—	$(0.1)	$—	$—	$(15.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2014 and 2013 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Nine Months Ended September 30, 2014:
Beginning balance at January 1, 2014	$115.2	$—	$6.5	$14.8	$41.4	$—	$177.9
Total gains (losses):
Recognized in net income	(7.1)	—	—	—	(0.7)	—	(7.8)
Recognized in accumulated other comprehensive income	12.2	—	—	0.4	1.4	—	14.0
Purchases	40.5	—	3.6	6.5	10.8	—	61.4
Sales	(27.0)	—	—	(1.6)	(9.7)	—	(38.3)
Settlements	(6.6)	—	(3.6)	(0.3)	—	—	(10.5)
Transfers into Level III	24.8	—	—	—	—	—	24.8
Transfers out of Level III	(6.5)	—	(3.1)	(11.1)	—	—	(20.7)
Ending balance at September 30, 2014	$145.5	$—	$3.4	$8.7	$43.2	$—	$200.8
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2014	$(11.1)	$—	$—	$—	$(0.7)	$—	$(11.8)
Nine Months Ended September 30, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$—	$155.5
Total gains (losses):
Recognized in net income	(16.0)	—	—	(0.1)	(1.0)	—	(17.1)
Recognized in accumulated other comprehensive income	1.8	—	—	0.4	4.8	—	7.0
Purchases	45.3	—	—	1.6	9.6	—	56.5
Sales	(1.6)	—	—	—	(2.5)	—	(4.1)
Settlements	(12.6)	(1.9)	(2.3)	(0.6)	—	—	(17.4)
Transfers into Level III	3.0	13.1	12.6	9.8	—	—	38.5
Transfers out of Level III	(6.7)	(15.5)	—	(0.3)	—	—	(22.5)
Ending balance at September 30, 2013	$134.3	$—	$10.3	$14.7	$37.1	$—	$196.4
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2013	$(16.5)	$—	$—	$(0.1)	$(3.0)	$—	$(19.6)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three and nine months ended September 30, 2014 or 2013.
There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2014 or 2013.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and nine months ended September 30, 2014 or 2013.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2014:
Assets:
Other invested assets, long-term	$1,691.8	$—	$—	$1,691.8	$1,691.8
Liabilities:
Debt:
Short-term borrowings	100.0	—	100.0	—	100.0
Commercial paper	425.8	—	425.8	—	425.8
Notes	13,765.2	—	14,396.1	—	14,396.1
Convertible debentures	972.3	—	2,470.3	—	2,470.3
December 31, 2013:
Assets:
Other invested assets, long-term	$1,542.6	$—	$—	$1,542.6	$1,542.6
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Commercial paper	379.2	—	379.2	—	379.2
Notes	12,746.4	—	13,014.3	—	13,014.3
Convertible debentures	966.0	—	2,030.6	—	2,030.6

6.	Income Taxes
During the three months ended September 30, 2014 and 2013, we recognized income tax expense of $456.3 and $225.9, respectively, which represents effective tax rates of 42.0% and 25.7%, respectively. The increase in income tax expense was primarily due to the non-tax deductible HIP Fee effective for 2014, increased income before income taxes and a favorable 2013 tax election made subsequent to the Amerigroup acquisition. The increase in the effective tax rate was primarily due to the non-tax deductible HIP fee and the favorable 2013 tax election made subsequent to the Amerigroup acquisition.
During the nine months ended September 30, 2014 and 2013, we recognized income tax expense of $1,427.6 and $1,044.9, respectively, which represents effective tax rates of 41.0% and 31.0%, respectively. The increase in income tax expense was primarily due to the non-tax deductible HIP Fee effective for 2014 and increased income before income taxes. The 2013 expense and effective tax rate were lower because they include benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition and from inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower state tax expense. The increase in the effective tax rate for 2014 was primarily due to the non-tax deductible HIP fee.

7.	Retirement Benefits
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the three months ended September 30, 2014 and 2013 are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$3.2	$3.5	$0.8	$1.6
Interest cost	18.5	17.2	6.6	5.6
Expected return on assets	(34.4)	(33.2)	(5.8)	(5.5)
Recognized actuarial loss	5.3	6.1	2.3	2.8
Settlement loss	1.3	2.6	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.6)	(3.3)
Net periodic (credit) benefit cost	$(6.3)	$(4.0)	$0.3	$1.2
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the nine months ended September 30, 2014 and 2013 are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$9.7	$10.8	$2.4	$5.0
Interest cost	55.5	50.6	19.7	16.8
Expected return on assets	(103.1)	(99.8)	(17.5)	(16.5)
Recognized actuarial loss	15.8	23.2	7.0	8.4
Settlement loss	3.8	9.7	—	—
Amortization of prior service credit	(0.6)	(0.6)	(10.8)	(10.0)
Net periodic (credit) benefit cost	$(18.9)	$(6.1)	$0.8	$3.7
For the year ending December 31, 2014, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the nine months ended September 30, 2014. Contributions of $34.8 were made to our retirement benefit plans during the three and nine months ended September 30, 2013.

8.	Debt
The carrying value of long-term debt at September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
Senior unsecured notes:
5.000%, due 2014	$—	$518.0
1.250%, due 2015	625.0	624.9
5.250%, due 2016	—	1,109.6
2.375%, due 2017	399.3	399.6
5.875%, due 2017	527.6	545.1
1.875%, due 2018	612.4	614.5
2.300%, due 2018	647.9	647.5
2.250%, due 2019	848.1	—
7.000%, due 2019	441.6	452.9
4.350%, due 2020	692.5	688.9
3.700%, due 2021	699.4	699.4
3.125%, due 2022	846.6	846.3
3.300%, due 2023	997.1	996.9
3.500%, due 2024	796.0	—
5.950%, due 2034	447.3	447.3
5.850%, due 2036	771.9	775.6
6.375%, due 2037	644.1	651.4
5.800%, due 2040	208.3	216.2
4.625%, due 2042	893.9	893.9
4.650%, due 2043	994.4	994.4
4.650%, due 2044	798.3	—
5.100%, due 2044	599.2	599.1
4.850%, due 2054	249.4	—
Senior convertible debentures:
2.750%, due 2042	972.3	966.0
Surplus notes:
9.000%, due 2027	24.9	24.9
Variable rate debt:
Commercial paper program	425.8	379.2
Total long-term debt	15,163.3	14,091.6
Current portion of long-term debt	(625.0)	(518.0)
Long-term debt, less current portion	$14,538.3	$13,573.6
On September 15, 2014, we redeemed the $500.0 outstanding principal balance of our 5.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $512.3. We recognized a loss on extinguishment of debt of $2.3 for the redemption of these notes.

On September 11, 2014, we redeemed the $1,097.9 outstanding principal balance of our 5.250% senior unsecured notes due 2016, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $1,178.2. We recognized a loss on extinguishment of debt of $67.6 for the redemption of these notes.
Additionally, during the three and nine months ended September 30, 2014, we repurchased $11.3 and $50.4, respectively, of outstanding principal amount of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $13.6 and $59.1, respectively. We recognized a loss on extinguishment of debt of $4.9 and $10.9, respectively, for the three and nine months ended September 30, 2014 for the repurchase of these notes.
On August 12, 2014, we issued $850.0 of 2.250% notes due 2019, $800.0 of 3.500% notes due 2024, $800.0 of 4.650% notes due 2044, and $250.0 of 4.850% notes due 2054 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 5.000% and 5.250% senior unsecured notes discussed above, and the remaining net proceeds are being used for general corporate purposes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2015. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at September 30, 2014.
We have a senior revolving credit facility, or the Facility, with certain lenders for general corporate purposes. The Facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this Facility as of September 30, 2014 or at any time during the three and nine months then ended.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2014, we had $425.8 outstanding under this program.
We have outstanding senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at September 30, 2014 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	527.7
Net debt carrying amount	972.3
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.3489
Effective conversion price (per $1,000 of principal amount)	74.9117
We have $100.0 in outstanding short-term borrowings from various Federal Home Loan Banks at September 30, 2014 with fixed interest rates of 0.200%.

9.	Commitments and Contingencies
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

We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The trial court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. On August 19, 2013, the trial court denied plaintiffs' motion for summary judgment. The trial court deferred a final ruling on our motion for summary judgment. On March 6, 2014, the trial court denied our motion for summary judgment finding that an issue of material fact existed. A trial on liability commenced on October 14, 2014 and concluded on October 16, 2014. The matter was taken under advisement by the Court, which has requested post-trial briefing. We expect the Court to issue its decision on liability sometime in 2015. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013. The plaintiffs seek to certify the following classes: (1) a subscriber ERISA class as to OON claims processed using the Ingenix database as the pricing methodology; (2) a physician provider class as to OON claims processed using Ingenix; (3) a non-physician provider class as to OON claims processed using Ingenix; (4) a provider ERISA class as to OON claims processed using non-Ingenix pricing methodologies; (5) a California subscriber breach of contract/unfair competition class; and (6) a subscriber breach of implied covenant class for all WellPoint states except California. We deposed all of the plaintiffs’ class certification experts. In March 2014, we filed a response in opposition to class certification, along with a supporting expert report, and motions to exclude the plaintiffs’ class certification experts. In September 2014, the court denied the plaintiffs’ motion for class certification in its entirety and denied our motion to exclude the plaintiffs’ class certification experts as moot. Some of the plaintiffs filed a petition with the Ninth Circuit Court of Appeals seeking an interlocutory appeal of the district court’s order denying class certification, while other plaintiffs filed a motion requesting the district court remand the individual cases to the district court in which they originated. We opposed that motion insofar as the consolidated pre-trial proceedings have yet to conclude. At a status conference in September 2014, the court ordered the parties to propose a scheduling order for filing motions for summary judgment. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the physician plaintiffs and certain medical association plaintiffs based on prior litigation releases, which was granted in 2011. The Florida Court ordered those plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians and some of the medical associations did not dismiss their barred claims. The Florida Court found those enjoined plaintiffs in contempt and sanctioned them in July 2012. Those plaintiffs are paying the sanctions and have appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. Oral argument on that appeal occurred in October 2013 and the Eleventh Circuit issued its decision in June 2014. The Eleventh Circuit upheld the Florida Court’s injunction of the plaintiffs’ antitrust and RICO claims, but vacated the injunction as to the ERISA claims based on the denial or underpayment of benefits occurring after the effective date of the earlier releases. Based on this decision, the Florida Court vacated the sanctions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints on July 1, 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013, which were argued in April 2014. In June 2014, the court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. In August 2014, subscriber plaintiffs filed an amended consolidated complaint. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at September 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation. An initial plan was filed on April 30, 2013. The Insurance Commissioner filed an amended plan on August 8, 2014 and a second amended plan on October 8, 2014. The state court is expected to set a schedule for a notice and comment period and order a hearing on the second amended plan but has not done so yet. The Insurance Commissioner has filed a Notice of Appeal asking the Pennsylvania Supreme Court to reverse the order denying the liquidation petition. The Supreme Court held oral argument on the appeal on September 10, 2014. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers; provided however that Amerigroup will be transitioning to the Express Scripts agreement during 2014 and 2015. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at September 30, 2014.
During the first quarter of 2010, we entered into an agreement with International Business Machines Corporation to provide information technology infrastructure services. This agreement superseded certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at September 30, 2014 was $107.4 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at September 30, 2014 was $94.3 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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
A summary of the cash dividend activity for the nine months ended September 30, 2014 and 2013 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2014
January 28, 2014	March 10, 2014	March 25, 2014	$0.4375	$123.4
April 29, 2014	June 10, 2014	June 25, 2014	$0.4375	$120.5
July 29, 2014	September 10, 2014	September 25, 2014	$0.4375	$119.2

Nine Months Ended September 30, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
May 15, 2013	June 10, 2013	June 25, 2013	$0.3750	$112.7
July 23, 2013	September 10, 2013	September 25, 2013	$0.3750	$111.4
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On October 2, 2014, the Board of Directors authorized a $5,000.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the period October 1, 2014 through October 15, 2014 (subsequent to September 30, 2014) and for the nine months ended September 30, 2014 and 2013 is as follows:

	October 1, 2014 Through October 15, 2014	Nine Months Ended September 30
		2014	2013
Shares repurchased	0.6	27.6	15.6
Average price per share	$119.64	$96.20	$74.86
Aggregate cost	$75.9	$2,655.8	$1,170.4
Authorization remaining at the end of each period	$5,958.9	$1,034.8	$4,166.5
Under the common stock repurchase program authorized by our Board of Directors, on February 4, 2014, we entered into an accelerated share repurchase agreement with a counterparty. The agreement provided for the repurchase of a number of our shares, equal to $600.0, as determined by the volume weighted-average price of our shares during the term of the agreement. In March 2014, we repurchased 6.6 shares under the agreement. The shares repurchased under the agreement are included in the amount disclosed above as shares repurchased during the nine months ended September 30, 2014.
For additional information regarding the use of capital for debt security repurchases, see Note 8, “Debt.”

Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	10.0	$65.38
Granted	1.8	90.31
Exercised	(3.8)	67.26
Forfeited or expired	(0.3)	68.46
Outstanding at September 30, 2014	7.7	70.15	3.72	$382.3
Exercisable at September 30, 2014	5.2	65.95	2.66	$278.7
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2014 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2014	4.2	$63.83
Granted	1.4	90.37
Vested	(1.7)	64.20
Forfeited	(0.4)	68.05
Nonvested at September 30, 2014	3.5	73.71
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2014 and 2013:

	2014	2013
Risk-free interest rate	2.16%	1.25%
Volatility factor	35.00%	35.00%
Quarterly dividend yield	0.50%	0.60%
Weighted-average expected life (years)	3.75	4.00
The following weighted-average fair values were determined for the nine months ended September 30, 2014 and 2013:

	2014	2013
Options granted during the period	$22.40	$14.60
Restricted stock awards granted during the period	90.37	62.69

11.	Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at September 30, 2014 and 2013 is as follows:

	2014	2013
Investments:
Gross unrealized gains	$1,140.2	$1,003.0
Gross unrealized losses	(134.6)	(276.7)
Net pre-tax unrealized gains	1,005.6	726.3
Deferred tax liability	(345.0)	(249.7)
Net unrealized gains on investments	660.6	476.6
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(5.9)	(0.9)
Deferred tax asset	2.1	0.3
Net unrealized non-credit component of other-than-temporary impairments on investments	(3.8)	(0.6)
Cash flow hedges:
Gross unrealized losses	(56.5)	(50.8)
Deferred tax asset	19.8	17.8
Net unrealized losses on cash flow hedges	(36.7)	(33.0)
Defined benefit pension plans:
Deferred net actuarial loss	(424.2)	(654.0)
Deferred prior service credits	18.9	3.3
Deferred tax asset	162.3	256.4
Net unrecognized periodic benefit costs for defined benefit pension plans	(243.0)	(394.3)
Postretirement benefit plans:
Deferred net actuarial loss	(150.0)	(182.7)
Deferred prior service credits	79.0	93.2
Deferred tax asset	28.4	35.2
Net unrecognized periodic benefit costs for postretirement benefit plans	(42.6)	(54.3)
Foreign currency translation adjustments:
Gross unrealized (losses) gains	(2.1)	1.3
Deferred tax asset (liability)	0.7	(0.5)
Net unrealized (losses) gains on foreign currency translation adjustments	(1.4)	0.8
Accumulated other comprehensive income (loss)	$333.1	$(4.8)

Other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Investments:
Net holding loss on investment securities arising during the period, net of tax benefit of $85.1 and $9.4, respectively	$(141.0)	$(15.0)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($4.2) and ($16.9), respectively	7.7	31.3
Total reclassification adjustment on investments	(133.3)	16.3
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $1.8 and $0.3, respectively	(3.3)	(0.6)
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $3.2 and ($0.4), respectively	(5.9)	0.7
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.0) and ($3.2), respectively	3.0	4.8
Foreign currency translation adjustment, net of tax benefit (expense) of $1.3 and ($0.6), respectively	(2.4)	1.2
Net (loss) gain recognized in other comprehensive (loss) income, net of tax benefit (expense) of $85.2 and ($11.4), respectively	$(141.9)	$22.4
Other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($43.4) and $213.6, respectively	$88.1	$(390.1)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($34.2) and ($34.0), respectively	63.5	63.1
Total reclassification adjustment on investments	151.6	(327.0)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit (expense) of $1.8 and ($0.9), respectively	(3.3)	1.6
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $2.4 and ($1.2), respectively	(4.4)	2.2
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($6.2) and ($12.1), respectively	8.9	18.6
Foreign currency translation adjustment, net of tax benefit (expense) of $1.4 and ($0.4), respectively	(2.9)	0.7
Net gain (loss) recognized in other comprehensive income (loss), net of tax (expense) benefit of ($78.2) and $165.0, respectively	$149.9	$(303.9)

12.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Denominator for basic earnings per share – weighted-average shares	273.0	297.4	278.1	300.0
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	11.1	7.1	9.4	4.5
Denominator for diluted earnings per share	284.1	304.5	287.5	304.5
During the three months ended September 30, 2014 and 2013, weighted-average shares related to certain stock options of 0.1 and 0.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2014 and 2013, weighted-average shares related to certain stock options of 0.7 and 5.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the nine months ended September 30, 2014, we issued approximately 1.4 restricted stock units under our stock incentive plans, 0.7 of which vesting is contingent upon us meeting specified annual operating gain targets for 2014. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

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
Financial data by reportable segment for the three and nine months ended September 30, 2014 and 2013 is as follows (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended September 30, 2014:
Operating revenue	$9,809.1	$8,555.4	$6.2	$18,370.7
Operating gain (loss)	915.7	283.9	(8.3)	1,191.3
Three Months Ended September 30, 2013:
Operating revenue	$9,833.3	$7,772.6	$12.8	$17,618.7
Operating gain (loss)	711.7	294.6	(5.3)	1,001.0
Nine Months Ended September 30, 2014:
Operating revenue	$29,471.6	$24,756.0	$17.9	$54,245.5
Operating gain (loss)	2,721.4	837.0	(25.5)	3,532.9
Nine Months Ended September 30, 2013:
Operating revenue	$29,492.5	$23,028.9	$24.3	$52,545.7
Operating gain (loss)	2,922.3	678.5	(18.8)	3,582.0

A reconciliation of reportable segments operating revenues, a non-GAAP measure, to the amounts of total revenues included in the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Reportable segments operating revenues	$18,370.7	$17,618.7	$54,245.5	$52,545.7
Net investment income	174.4	167.6	546.6	482.8
Net realized gains on investments	25.7	95.4	133.2	166.4
Other-than-temporary impairment losses recognized in income	(13.8)	(26.2)	(35.5)	(73.1)
Total revenues	$18,557.0	$17,855.5	$54,889.8	$53,121.8
A reconciliation of reportable segments operating gain, a non-GAAP measure, to income from continuing operations before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Reportable segments operating gain	$1,191.3	$1,001.0	$3,532.9	$3,582.0
Net investment income	174.4	167.6	546.6	482.8
Net realized gains on investments	25.7	95.4	133.2	166.4
Other-than-temporary impairment losses recognized in income	(13.8)	(26.2)	(35.5)	(73.1)
Interest expense	(155.3)	(151.5)	(447.1)	(456.9)
Amortization of other intangible assets	(60.3)	(61.3)	(168.3)	(185.6)
Loss on extinguishment of debt	(74.8)	(145.3)	(80.8)	(145.3)
Income from continuing operations before income tax expense	$1,087.2	$879.7	$3,481.0	$3,370.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or Otherwise Stated Herein)
References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013 and the MD&A included in our 2013 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2014 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2014. Also see Part I, Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system which could impact the U.S. economy and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also with new financial and regulatory challenges. Beginning in 2014, Health Care Reform imposes a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0, and our portion of the HIP Fee for 2014 is $893.3. We recorded our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is being amortized on a straight-line basis. The final calculation and payment of the HIP Fee occurred in the third quarter of 2014 and we recognized $210.0 and $670.0 as general and administrative expense related to the HIP Fee for the three and nine months ended September 30, 2014, respectively. The annual HIP Fee to be allocated to all health insurers increases to $11,300.0 for 2015 and 2016, $13,900.0 for 2017 and $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year. We will continue to evaluate the impact of Health Care Reform as key aspects go into effect and additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 37.5 medical members through our affiliated health plans and approximately 68.5 individuals through all subsidiaries as of September 30, 2014. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets, through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
On November 5, 2014, a Special Meeting of Shareholders will be held to vote on an amendment of our articles of incorporation to change our name to Anthem, Inc. Shareholders of record on September 12, 2014 are entitled to vote. If approved, the change will occur in December 2014.
Operating revenue for the three months ended September 30, 2014 was $18,370.7, an increase of $752.0, or 4.3%, from the three months ended September 30, 2013. Operating revenue for the nine months ended September 30, 2014 was $54,245.5, an increase of $1,699.8, or 3.2%, from the nine months ended September 30, 2013. The increase in operating revenue for the three and nine months ended September 30, 2014 compared to 2013 was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, increased administrative fees in our Commercial and Specialty Business segment. These increases were partially offset by lower premium revenue in our Commercial and Specialty Business segment.
Net income for the three months ended September 30, 2014 was $630.9, a decrease of $25.3, or 3.9%, from the three months ended September 30, 2013. This decrease in net income was due, in part, to the non-tax deductible portion of new fees associated with Health Care Reform that became effective January 1, 2014, and a decrease in earnings from investment activities. The decrease was further attributable to lower operating results in our Government Business segment. The decrease in net income was partially offset by higher operating results in our Commercial and Specialty Business segment and a decrease in realized losses on the early extinguishment of debt. Our fully-diluted earnings per share, or EPS, was $2.22 for the three months ended September 30, 2014, which represented a 2.8% increase from the EPS of $2.16 for the three months ended September 30, 2013. The increase in EPS resulted primarily from the lower number of shares outstanding in 2014 due to share buyback activity under our share repurchase program, partially offset by the decrease in net income.
Net income for the nine months ended September 30, 2014 was $2,063.0, a decrease of $278.5, or 11.9%, from the nine months ended September 30, 2013. This decrease in net income was primarily due to the non-tax deductible portion of new fees associated with Health Care Reform that became effective January 1, 2014, and lower operating results in our Commercial and Specialty Business segment. The decrease in net income was partially offset by higher operating results in our Government Business segment, an increase in earnings from investment activities and a decrease in realized losses on the early extinguishment of debt. Our fully-diluted EPS was $7.18 for the nine months ended September 30, 2014, which represented a 6.6% decrease from the EPS of $7.69 for the nine months ended September 30, 2013. The decrease in EPS resulted primarily from the decrease in net income, partially offset by the lower number of shares outstanding in 2014 due to share buyback activity under our share repurchase program.

Operating cash flow for the nine months ended September 30, 2014 was $3,064.2, or 1.5 times net income. Operating cash flow for the nine months ended September 30, 2013 was $2,779.5. The increase in operating cash flow from 2013 of $284.7 was driven by changes in policy liabilities primarily due to the timing of claims processing and membership growth. The increase was further attributable to increased premium receipts, primarily as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. In addition, the timing of Medicaid premium receipts contributed to the increase in net cash provided by operating activities. These increases were partially offset by lower net income, payment of the HIP fee and adjudication of fully-insured Local Group claims subsequent to the New York State contract conversion from a fully-insured contract to a self-funded administrative services only, or ASO, contract, which occurred in the first quarter of 2014.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain, which is a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use this measure as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income from continuing operations before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating gain to income from continuing operations before income tax expense, see Note 13, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our use of capital during the three and nine months ended September 30, 2014, see Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2014 and 2013. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands)	2014	2013	Change	% Change
Medical Membership
Customer Type
Local Group	15,163	14,532	631	4.3%
Individual	1,914	1,807	107	5.9%
National:
National Accounts	7,169	6,798	371	5.5%
BlueCard®	5,268	5,079	189	3.7%
Total National	12,437	11,877	560	4.7%
Medicare	1,402	1,441	(39)	(2.7)%
Medicaid	5,077	4,323	754	17.4%
FEP	1,538	1,528	10	0.7%
Total Medical Membership by Customer Type	37,531	35,508	2,023	5.7%
Funding Arrangement
Self-Funded	22,767	20,139	2,628	13.0%
Fully-Insured	14,764	15,369	(605)	(3.9)%
Total Medical Membership by Funding Arrangement	37,531	35,508	2,023	5.7%
Reportable Segment
Commercial and Specialty Business	29,514	28,216	1,298	4.6%
Government Business	8,017	7,292	725	9.9%
Total Medical Membership by Reportable Segment	37,531	35,508	2,023	5.7%
Other Membership & Customers
Behavioral Health Members	27,218	24,345	2,873	11.8%
Life and Disability Members	4,783	4,750	33	0.7%
Dental Members	4,973	4,900	73	1.5%
Dental Administration Members	4,898	4,888	10	0.2%
Vision Members	5,101	4,723	378	8.0%
Medicare Advantage Part D Members	682	625	57	9.1%
Medicare Part D Standalone Members	475	477	(2)	(0.4)%
Medical Membership (in thousands)
For the rolling twelve months ended September 30, 2014, total medical membership increased 2,023, or 5.7%, primarily due to increases in our Medicaid, Local Group, National Accounts, and BlueCard® membership.
Self-funded medical membership increased 2,628, or 13.0%, primarily due to increases in our Local Group self-funded accounts including the New York State contract conversion and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase was further attributable to growth in our National Accounts and BlueCard® membership.

Fully-insured membership decreased 605, or 3.9%, primarily due to the New York State contract conversion and Local Group membership losses as a result of affordability challenges affecting healthcare consumers in general. The decrease was partially offset by growth in our Medicaid and Individual businesses.
Local Group membership increased 631, or 4.3%, primarily due to the acquisition of a large ASO state contract. This increase was partially offset by fully-insured membership declines resulting from affordability challenges affecting healthcare consumers in general.
Individual membership increased 107, or 5.9%, primarily due to an increase in both on- and off-exchange sales in the majority of our markets.
National Accounts membership increased 371, or 5.5%, primarily due to new sales and in-group change partially offset by lapses.
BlueCard® membership increased 189, or 3.7%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 39, or 2.7%, primarily due to our product repositioning strategy toward HMO product offerings and select service area reductions.
Medicaid membership increased 754, or 17.4%, primarily due to market expansions and commencement of operations in new markets, partially offset by the New Mexico market exit in 2013.
FEP membership increased 10, or 0.7%, primarily due to favorable open enrollment.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Behavioral health membership increased 2,873, or 11.8%, as a result of medical membership growth and as behavioral health products are now required to be included as a component of health plans to be compliant with Health Care Reform.
Life and disability membership increased 33, or 0.7%, primarily due to growth in our Local Group business.
Dental membership increased 73, or 1.5%, primarily due to new sales and growth in our Local Group and National Accounts businesses.
Dental administration membership increased 10, or 0.2%, primarily due to incremental sales by our DeCare Dental, LLC subsidiary.
Vision membership increased 378, or 8.0%, primarily due to strong sales and in-group change in our Local Group and National Accounts businesses.
Medicare Advantage Part D membership increased 57, or 9.1%, primarily due to the addition of a new state contract, partially offset by decreases in various markets due to our product repositioning strategy toward HMO product offerings and select service area reductions.
Medicare Part D standalone membership decreased 2, or 0.4%, primarily due to competitive pressure in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2014 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, excluding member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2014 cost of care trend estimate of 6.5% plus or minus 50 basis points is appropriate.
Provider rate increases have proved, thus far, to be a primary driver of medical cost trends in 2014, consistent with 2013. We continually negotiate with hospitals and physicians to manage these cost trends and remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. We also expect unit cost increases to be a driver of pharmacy cost. New high cost Hepatitis C drug therapies have put upward pressure on pharmacy trend. In recent years many large volume brand drugs have launched generic alternatives, which have helped to mitigate pharmacy cost trend. In 2014 we expect a return to more normal historical average trends.
Medical utilization, including pharmacy utilization, has been lower than in previous periods and has not been a primary driver of increased costs for the period ended September 30, 2014.
In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our disease management and advanced care management programs. We are taking a leadership role in the area of payment reform as evidenced by the introduction of the Enhanced Personal Health Care program. By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping improve patient care while lowering costs.
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

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2014 vs. 2013		2014 vs. 2013
	2014	2013	2014	2013	$	%	$	%
Total operating revenue	$18,370.7	$17,618.7	$54,245.5	$52,545.7	$752.0	4.3%	$1,699.8	3.2%
Net investment income	174.4	167.6	546.6	482.8	6.8	4.1%	63.8	13.2%
Net realized gains on investments	25.7	95.4	133.2	166.4	(69.7)	(73.1)%	(33.2)	(20.0)%
Other-than-temporary impairment losses on investments	(13.8)	(26.2)	(35.5)	(73.1)	12.4	(47.3)%	37.6	51.4%
Total revenues	18,557.0	17,855.5	54,889.8	53,121.8	701.5	3.9%	1,768.0	3.3%
Benefit expense	14,211.1	14,075.0	41,997.0	41,656.3	136.1	1.0%	340.7	0.8%
Selling, general and administrative expense	2,968.3	2,542.7	8,715.6	7,307.4	425.6	16.7%	1,408.2	19.3%
Other expense[1]	290.4	358.1	696.2	787.8	(67.7)	(18.9)%	(91.6)	(11.6)%
Total expenses	17,469.8	16,975.8	51,408.8	49,751.5	494.0	2.9%	1,657.3	3.3%
Income from continuing operations before income tax expense	1,087.2	879.7	3,481.0	3,370.3	207.5	23.6%	110.7	3.3%
Income tax expense	456.3	225.9	1,427.6	1,044.9	230.4	102.0%	382.7	36.6%
Income from continuing operations	630.9	653.8	2,053.4	2,325.4	(22.9)	(3.5)%	(272.0)	(11.7)%
Income from discontinued operations, net of tax[2]	—	2.4	9.6	16.1	(2.4)	NM3	(6.5)	NM3
Net income	$630.9	$656.2	$2,063.0	$2,341.5	$(25.3)	(3.9)%	$(278.5)	(11.9)%

Average diluted shares outstanding	284.1	304.5	287.5	304.5	(20.4)	(6.7)%	(17.0)	(5.6)%
Diluted net income per share:
Diluted - continuing operations	$2.22	$2.15	$7.15	$7.64	$0.07	3.3%	$(0.49)	(6.4)%
Diluted - discontinued operations[2]	—	0.01	0.03	0.05	(0.01)	NM3	(0.02)	NM3
Diluted net income per share	$2.22	$2.16	$7.18	$7.69	$0.06	2.8%	$(0.51)	(6.6)%
Benefit expense ratio[4]	82.5%	84.9%	82.7%	84.1%		(240)bp5		(140)bp5
Selling, general and administrative expense ratio[6]	16.2%	14.4%	16.1%	13.9%		180bp5		220bp5
Income from continuing operations before income taxes as a percentage of total revenue	5.9%	4.9%	6.3%	6.3%		100bp5		0bp5
Net income as a percentage of total revenue	3.4%	3.7%	3.8%	4.4%		(30)bp5		(60)bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2014 and 2013 were $17,226.0 and $16,580.9, respectively. Premiums for the nine months ended September 30, 2014 and 2013 were $50,811.9 and $49,509.5, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Total operating revenue increased $752.0, or 4.3%, to $18,370.7 in 2014, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases across our businesses designed to cover overall cost trends and new fees associated with Health Care Reform. The increase in premiums was further attributable to membership growth in our Medicaid and Individual businesses. The increase in premiums was offset, in part, by fully-insured membership declines in our Local Group business as result of the New York State contract conversion and affordability challenges affecting healthcare consumers in general. The increase was further offset by lower premiums in our Medicare Advantage and Medicare Part D businesses primarily due to refinement of estimates associated with Medicare risk score revenue for prior years as well as lapses in membership. The increase in administrative fees primarily resulted from membership growth in our Local Group business, including the New York State contract conversion and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase in administrative fees was further attributable to membership and pricing increases for self-funded members in our National Accounts business.
Net investment income increased $6.8, or 4.1%, to $174.4 in 2014, primarily due to higher income from alternative investments.
Net realized gains on investments decreased $69.7, or 73.1%, to $25.7 in 2014, primarily due to a decrease in net realized gains on sales of equity securities, partially offset by an increase in net realized gains on sales of fixed maturity securities.
Other-than-temporary impairment losses on investments decreased $12.4, or 47.3%, to $13.8, primarily due to a decrease in impairment losses on fixed maturity securities, partially offset by an increase in impairment losses on certain joint venture investments.
Benefit expense increased $136.1, or 1.0%, to $14,211.1 in 2014, primarily due to benefit cost trends across our businesses and membership growth in our Medicaid and Individual businesses. The increase in benefit expense was further a result of higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies. These increases were partially offset by the fully-insured membership declines in our Local Group and Medicare Advantage businesses, as described above, as well as higher levels of prior period favorable reserve development compared to the third quarter of 2013. In addition, the increase in benefit expense was offset, in part, by an increase in the estimate of net reinsurance recoveries relating to the Health Care Reform reinsurance premium stabilization program.
Our benefit expense ratio decreased 240 basis points to 82.5% in 2014, primarily due to rate increases across our businesses designed to cover overall cost trends and new fees associated with Health Care Reform. The decrease in the benefit expense ratio was further attributable to changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings. In addition, the benefit expense ratio decreased due to higher levels of prior period favorable reserve development compared to the third quarter of 2013 and an increase in the estimate of net reinsurance recoveries relating to the Health Care Reform reinsurance premium stabilization program. These improvements were partially offset by higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies, higher experience rated refunds in our Medicaid business and a refinement of estimates associated with Medicare risk score revenue for prior years.
Selling, general and administrative expense increased $425.6, or 16.7%, to $2,968.3 in 2014. Our selling, general and administrative expense ratio increased 180 basis points to 16.2% in 2014. The increases in the expense and ratio were both primarily due to new fees related to Health Care Reform that were effective January 1, 2014.
Other expense decreased $67.7, or 18.9%, to $290.4, primarily due to lower losses recognized on debt extinguishment associated with the early redemption and repurchase of outstanding senior unsecured notes. During the three months ended September 30, 2014 and 2013, we recognized losses on extinguishment of debt of $74.8 and $145.3, respectively. The decrease in other expense was partially offset by higher interest expense in 2014. For additional information related to our borrowings, see "Liquidity and Capital Resources - Senior Unsecured Notes," below.

Income tax expense increased $230.4, or 102.0%, to $456.3 in 2014. The effective tax rates in 2014 and 2013 were 42.0% and 25.7%, respectively. The increase in income tax expense was primarily due to the non-tax deductible HIP Fee effective for 2014, increased income before income taxes and a favorable 2013 tax election made subsequent to the Amerigroup acquisition. The increase in the effective tax rate was primarily due to the non-tax deductible HIP fee and the favorable 2013 tax election made subsequent to the Amerigroup acquisition.
Our net income as a percentage of total revenue decreased 30 basis points to 3.4% in 2014 as compared to 2013 as a result of all factors discussed above.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Total operating revenue increased $1,699.8, or 3.2%, to $54,245.5 in 2014, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases across our businesses designed to cover overall cost trends and new fees associated with Health Care Reform. The increase in premiums was further attributable to membership increases in our Medicaid and Individual businesses. The increase in premiums was offset, in part, by fully-insured membership declines in our Local Group business as a result of the New York State contract conversion and affordability challenges affecting healthcare consumers in general. The increase was further offset by lower premiums in our Medicare Advantage and Medicare Part D businesses primarily due to membership declines and a refinement of estimates associated with Medicare risk score revenue for prior years. The increase in administrative fees primarily resulted from membership growth in our local group business including the New York State contract conversion and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase in administrative fees was further attributable to pricing and membership increases for self-funded members in our National Accounts business.
Net investment income increased $63.8, or 13.2%, to $546.6 in 2014, primarily due to higher income from alternative investments.
Net realized gains on investments decreased $33.2, or 20.0%, to $133.2 in 2014, primarily due to a decrease in net realized gains on sales of equity securities, partially offset by an increase in net realized gains on sales of fixed maturity securities.
Other-than-temporary impairment losses on investments decreased $37.6, or 51.4%, to $35.5, primarily due to a decrease in impairment losses on certain joint venture investments, partially offset by an increase in impairment losses on fixed maturity securities.
Benefit expense increased $340.7, or 0.8%, to $41,997.0 in 2014, primarily due to benefit cost trends across our businesses and membership growth in our Medicaid and Individual businesses. These increases were partially offset by the fully-insured membership declines in our Local Group and Medicare Advantage businesses, as described above, and an increase in the estimate of net reinsurance recoveries relating to the Health Care Reform reinsurance premium stabilization program.
Our benefit expense ratio decreased 140 basis points to 82.7% in 2014, primarily due to rate increases across our businesses designed to cover overall cost trends and new fees associated with Health Care Reform. The decrease was further attributable to an increase in the estimate of net reinsurance recoveries relating to the Health Care Reform reinsurance premium stabilization program. These improvements were partially offset by higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies.
Selling, general and administrative expense increased $1,408.2, or 19.3%, to $8,715.6 in 2014. Our selling, general and administrative expense ratio increased 220 basis points to 16.1% in 2014. The increases in the expense and ratio were both primarily due to new fees related to Health Care Reform that were effective January 1, 2014 and continued costs incurred associated with Health Care Reform market changes, including increased labor costs to support our growth in membership.
Other expense decreased $91.6, or 11.6%, to $696.2, primarily due to lower losses recognized on debt extinguishment associated with the early redemption and repurchase of outstanding senior unsecured notes. During the nine months ended September 30, 2014 and 2013, we recognized losses on extinguishment of debt of $80.8 and $145.3, respectively. The decrease in other expense was further attributable to reduced amortization of certain other intangible assets acquired in prior years and lower interest expense on outstanding debt balances at lower borrowing rates. For additional information related to our borrowings, see "Liquidity and Capital Resources - Senior Unsecured Notes," below.
Income tax expense increased $382.7, or 36.6%, to $1,427.6 in 2014. The effective tax rates in 2014 and 2013 were 41.0% and 31.0%, respectively. The increase in income tax expense was primarily due to the non-tax deductible HIP Fee effective for 2014 and increased income before income taxes. The 2013 expense and effective tax rate were lower because they include benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition and from inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower state tax expense. The increase in the effective tax rate for 2014 was primarily due to the non-tax deductible HIP fee.
Our net income as a percentage of total revenue decreased 60 basis points to 3.8% in 2014 as compared to 2013 as a result of all factors discussed above.
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
The discussion of segment results for the three and nine months ended September 30, 2014 and 2013 presented below is based on operating gain, as described above, and operating margin, another non-GAAP measure, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30			Nine Months Ended September 30
					2014 vs. 2013			2014 vs. 2013
	2014	2013	2014	2013	$	%		$	%
Commercial and Specialty Business
Operating revenue	$9,809.1	$9,833.3	$29,471.6	$29,492.5	$(24.2)	(0.2)%		$(20.9)	(0.1)%
Operating gain	$915.7	$711.7	$2,721.4	$2,922.3	$204.0	28.7%		$(200.9)	(6.9)%
Operating margin	9.3%	7.2%	9.2%	9.9%		210bp			(70)bp
Government Business
Operating revenue	$8,555.4	$7,772.6	$24,756.0	$23,028.9	$782.8	10.1%		$1,727.1	7.5%
Operating gain	$283.9	$294.6	$837.0	$678.5	$(10.7)	(3.6)%		$158.5	23.4%
Operating margin	3.3%	3.8%	3.4%	2.9%		(50	)bp		50bp
Other[1]
Operating revenue	$6.2	$12.8	$17.9	$24.3	$(6.6)	(51.6)%		$(6.4)	(26.3)%
Operating loss	$(8.3)	$(5.3)	$(25.5)	$(18.8)	$(3.0)	56.6%		$(6.7)	35.6%

1    Segment results are not material.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Commercial and Specialty Business
Operating revenue decreased $24.2, or 0.2%, to $9,809.1 in 2014, primarily due to fully-insured membership declines in our Local Group business resulting from the impact of the New York State contract conversion and affordability challenges affecting healthcare consumers in general. These decreases were partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends, higher premiums designed to cover new fees associated with Health Care Reform, and membership growth in our Individual business. The decrease in operating revenue was further offset by increased administrative fees primarily resulting from membership growth in our Local Group business, including the acquisition of a large state ASO contract in the first quarter of 2014, and membership and pricing increases for self-funded members in our National Accounts business.
Operating gain increased $204.0, or 28.7%, to $915.7 in 2014, primarily as a result of changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings. The increase in operating gain was further attributable to higher levels of prior period favorable reserve development in our Individual business compared to the third quarter of 2013 and lower than expected medical costs in our Local Group and Individual businesses. In addition, operating gain benefited from an increase in the estimate of net reinsurance recoveries relating to the Health Care Reform reinsurance premium stabilization program. These increases were partially offset by continued costs incurred associated with Health Care Reform market changes and higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies.
The operating margin in 2014 was 9.3%, a 210 basis point increase over 2013, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $782.8, or 10.1%, to $8,555.4 in 2014, primarily due to membership increases in our Medicaid business. The increase in operating revenue was further attributable to increased premiums in our Medicaid and

FEP businesses as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. These increases were partially offset by lower premiums in our Medicare Advantage and Medicare Part D businesses primarily due to a refinement of estimates associated with Medicare risk score revenue for prior years and lapses in membership.
Operating gain decreased $10.7, or 3.6%, to $283.9 in 2014, primarily due to new fees associated with Health Care Reform that became effective January 1, 2014, higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies, higher experience rated refunds in our Medicaid business and a refinement of estimates associated with Medicare risk score revenue for prior years. These decreases were partially offset by membership growth, premium rate increases designed to cover overall cost trends and higher levels of prior period favorable reserve development in our Medicaid business.
The operating margin in 2014 was 3.3%, a 50 basis point decrease from 2013, primarily due to the factors discussed in the preceding two paragraphs.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Commercial and Specialty Business
Operating revenue decreased $20.9 to $29,471.6 in 2014, primarily due to fully-insured membership declines in our Local Group business resulting from the impact of the New York State contract conversion and affordability challenges affecting healthcare consumers in general. These decreases were partially offset by higher premiums designed to cover new fees associated with Health Care Reform, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and membership growth in our Individual business. The decrease in operating revenue was further offset by increased administrative fees primarily resulting from membership growth in our Local Group business including the acquisition of a large state ASO contract in the first quarter of 2014 and pricing and membership increases for self-funded members in our National Accounts business.
Operating gain decreased $200.9, or 6.9%, to $2,721.4 in 2014, primarily due to insured membership declines in our Local Group business and continued costs incurred associated with Health Care Reform market changes. The decrease in operating gain was further a result of higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies. The decrease in operating gain was partially offset by lower utilization of health services in the first nine months of 2014 and an increase in the estimate of net reinsurance recoveries relating to the Health Care Reform reinsurance premium stabilization program.
The operating margin in 2014 was 9.2%, a 70 basis point decrease from 2013, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,727.1, or 7.5%, to $24,756.0 in 2014, primarily due to increased premiums in our Medicaid and FEP businesses as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. The increase in operating revenue was further attributable to membership growth in our Medicaid business. These increases were partially offset by lower premiums in our Medicare businesses primarily due to membership declines in our Medicare Advantage and Medicare Part D businesses and a refinement of estimates associated with Medicare risk score revenue for prior years.
Operating gain increased $158.5, or 23.4%, to $837.0 in 2014, primarily due to improved operating margins and membership growth in our Medicaid business. These increases were partially offset by new fees associated with Health Care Reform that became effective January 1, 2014, a refinement of estimates associated with Medicare risk score revenue for prior years and higher pharmacy costs primarily attributable to new high cost Hepatitis C drug therapies.
The operating margin in 2014 was 3.4%, a 50 basis point increase over 2013, primarily due to the factors discussed in the preceding two paragraphs.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2013 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2014, our critical accounting policies and estimates have not changed from those described in our 2013 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K. Also as discussed above, as of September 30, 2014, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2013 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2014 and 2013 and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2014	2013	2013	2012	2011
Gross medical claims payable, beginning of period	$6,127.2	$6,174.5	$6,174.5	$5,489.0	$4,852.4
Ceded medical claims payable, beginning of period	(23.4)	(27.2)	(27.2)	(16.4)	(32.9)
Net medical claims payable, beginning of period	6,103.8	6,147.3	6,147.3	5,472.6	4,819.5
Business combinations and purchase adjustments	—	—	—	804.4	100.9
Net incurred medical claims:
Current year	41,758.4	41,547.0	55,894.3	48,080.1	47,281.6
Prior years redundancies	(534.7)	(560.1)	(599.1)	(513.6)	(209.7)
Total net incurred medical claims	41,223.7	40,986.9	55,295.2	47,566.5	47,071.9
Net payments attributable to:
Current year medical claims	35,629.1	35,630.8	49,887.2	42,832.4	41,999.0
Prior years medical claims	5,375.7	5,415.3	5,451.5	4,863.8	4,520.7
Total net payments	41,004.8	41,046.1	55,338.7	47,696.2	46,519.7
Net medical claims payable, end of period	6,322.7	6,088.1	6,103.8	6,147.3	5,472.6
Ceded medical claims payable, end of period	471.5	29.2	23.4	27.2	16.4
Gross medical claims payable, end of period	$6,794.2	$6,117.3	$6,127.2	$6,174.5	$5,489.0
Current year medical claims paid as a percentage of current year net incurred medical claims	85.3%	85.8%	89.3%	89.1%	88.8%
Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	9.6%	10.0%	10.8%	10.4%	4.5%
Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.0%	1.2%	1.3%	1.1%	0.5%
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2014 and 2013, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2014	2013
Assumed trend factors	$398.8	$417.0
Assumed completion factors	135.9	143.1
Total	$534.7	$560.1
The favorable development recognized in 2014 resulted primarily from trend factors in late 2013 developing more favorably than originally expected. Favorable development in the completion factors, resulting from the latter part of 2013 developing faster than expected, also contributed to the favorability. The favorable development recognized in 2013 resulted primarily from trend factors in late 2012 developing more favorably than originally expected. Favorable development in the completion factors resulting from operational improvements in the latter part of 2012 also contributed to the favorability.

The increase in ceded medical claims payable in 2014 resulted primarily from high claim costs between the defined attachment point and reimbursement ceiling for our Individual market plans subject to reimbursement through the Health Care Reform transitional reinsurance premium stabilization program.
The ratio of current year medical claims paid as a percent of current year net incurred medical claims was 89.3% for 2013, 89.1% for 2012 and 88.8% for 2011. Comparison of these ratios reflects a small level of fluctuation in claim processing speed that occurred over the course of the three-year period. The nine month periods presented above show that as of September 30, 2014, 85.3% of current year net incurred medical claims had been paid in the period incurred, as compared to 85.8% for the same period in 2013.
We calculate the percentage of prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine month period ended September 30, 2014, this metric was 9.6%, largely driven by favorable trend factor development at the end of the year. For the nine month period ended September 30, 2013, this metric was 10.0%, reflecting the acceleration of claim processing that occurred in late 2012 which had not been fully recognized in completion factor development and trend factors at the end of the year. This metric was 10.8%, 10.4% and 4.5% for the years ended December 31, 2013, 2012 and 2011, respectively.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the nine months ended September 30, 2014, this metric was 1.0%, which was calculated using the redundancy of $534.7 shown above. For the nine months ended September 30, 2013, the comparable metric was 1.2%, which was calculated using the redundancy of $560.1 and which represents an estimate based on paid medical claims activity from January 1, 2013 to September 30, 2013. This metric was 1.3% for full year 2013, 1.1% for full year 2012 and 0.5% for full year 2011, and demonstrates a generally consistent level of reserve conservatism.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or a group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective prospectively to new disposals and new classifications of disposal groups as held for sale in interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-08 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements issued during the nine months ended September 30, 2014 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

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
Liquidity
The table below indicates the change in cash and cash equivalents for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30
	2014	2013
Cash flows provided by (used in):
Operating activities	$3,064.2	$2,779.5
Investing activities	(1,635.0)	(2,086.8)
Financing activities	(1,293.6)	(992.0)
Effect of foreign exchange rates on cash and cash equivalents	(4.6)	0.4
Increase (decrease) in cash and cash equivalents	$131.0	$(298.9)
During the nine months ended September 30, 2014, net cash flow provided by operating activities was $3,064.2, compared to $2,779.5 for the nine months ended September 30, 2013, an increase of $284.7. This increase was driven by changes in policy liabilities primarily due to the timing of claims processing and membership growth. The increase was further attributable to increased premium receipts primarily as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. In addition, the timing of Medicaid premium receipts contributed to the increase in net cash provided by operating activities. These increases were partially offset by lower net income, payment of the HIP fee and the adjudication of fully-insured Local Group claims subsequent to the New York State contract conversion.
Net cash flow used in investing activities was $1,635.0 during the nine months ended September 30, 2014, compared to $2,086.8 during the nine months ended September 30, 2013. The decrease in cash flow used in investing activities of $451.8 between the two periods primarily resulted from cash provided by the sale of our 1-800 CONTACTS business and glasses.com related assets on January 31, 2014 and a decrease in net purchases of investments, partially offset by changes in securities lending collateral.
Net cash flow used in financing activities was $1,293.6 during the nine months ended September 30, 2014, compared to $992.0 during the nine months ended September 30, 2013. The increase in net cash flow used in financing activities of $301.6 primarily resulted from an increase in common stock repurchases, a decrease in net proceeds from commercial paper borrowings, a decrease in proceeds from the issuance of common stock under our employee stock plans and changes in bank overdrafts. These increases in net cash used in financing activities were partially offset by changes in short- and long-term borrowings as a result of net proceeds received from short- and long-term borrowings during the nine months ended September 30, 2014 compared to net repayments of short- and long-term borrowings during the nine months ended September 30, 2013. In addition, the increase in net cash flow used in financing activities was partially offset by changes in securities lending payable.

Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $24,094.7 at September 30, 2014. Since December 31, 2013, total cash, cash equivalents and investments, including long-term investments, increased by $1,698.8 primarily due to cash generated from operations, proceeds from the sale of our 1-800-CONTACTS business, changes in securities lending payable, net proceeds received from short- and long-term borrowings and proceeds from issuance of common stock under employee stock plans. These increases were partially offset by common stock repurchases, changes in securities lending collateral, purchases of property and equipment and cash dividends paid to shareholders.
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
At September 30, 2014, we held $2,091.4 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.6% and 36.9% as of September 30, 2014 and December 31, 2013, respectively.
Senior Unsecured Notes
On September 15, 2014, we redeemed the $500.0 outstanding principal balance of our 5.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $512.3. We recognized a loss on extinguishment of debt of $2.3 for the redemption of these notes.
On September 11, 2014, we redeemed the $1,097.9 outstanding principal balance of our 5.250% senior unsecured notes due 2016, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $1,178.2. We recognized a loss on extinguishment of debt of $67.6 for the redemption of these notes.
Additionally, during the three and nine months ended September 30, 2014, we repurchased $11.3 and $50.4, respectively, of outstanding principal amount of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $13.6 and $59.1, respectively. We recognized a loss on extinguishment of debt of $4.9 and $10.9, respectively, for the three and nine months ended September 30, 2014 for the repurchase of these notes.
On August 12, 2014, we issued $850.0 of 2.250% notes due 2019, $800.0 of 3.500% notes due 2024, $800.0 of 4.650% notes due 2044, and $250.0 of 4.850% notes due 2054 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 5.000% and 5.250% senior unsecured notes discussed above, and the remaining net proceeds are being used for general corporate purposes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2015. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
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
On July 30, 2013, we issued $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 6.000% senior unsecured notes and the Tender Offers discussed above, and the balance for general corporate purposes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
Our senior debt is rated “A-” by Standard & Poor’s, “BBB” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.
For additional information regarding our borrowing activities, see Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q as well as in Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.
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
For additional information regarding our sources and uses of capital at September 30, 2014, see Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
We carried out an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2014, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K, except that we are revising the risk factor entitled “The failure to effectively maintain and upgrade our information systems could adversely affect our business.” to update the implementation date of ICD-10 in the third sentence of the second paragraph of the risk factor. That sentence is amended to read as follows: “In addition, federal regulations require that we begin using ICD-10 by October 2015, which has required and will continue to require significant information technology investment.” To read the risk factor in its entirety, see Item 1A. “Risk Factors” included in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2014 to July 31, 2014	700,340	$111.10	695,148	$1,536.2
August 1, 2014 to August 31, 2014	1,471,277	111.42	1,468,954	1,372.5
September 1, 2014 to September 30, 2014	2,893,647	116.88	2,888,974	1,034.8
	5,065,264		5,053,076

1
Total number of shares purchased includes 12,188 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended September 30, 2014, we repurchased 5,053,076 shares at a cost of $578.6 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. Between October 1, 2014 and October 15, 2014, we repurchased 634,070 shares at a cost of $75.9, bringing our current availability to $5,958.9 at October 15, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

WELLPOINT, INC. Registrant

Date: October 29, 2014	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 29, 2014	By:	/S/ JOHN E. GALLINA
John E. Gallina Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective October 22, 2013, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

4.5
Indenture dated as of January 10, 2006 between the Company and the Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(r) Form of the 2.250% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on August 12, 2014.

(s) Form of the 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on August 12, 2014.

(t) Form of the 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed on August 12, 2014.

(u) Form of the 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed on August 12, 2014.

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

101
The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.