Form 10-Q
period 2015-03-31
Anthem, Inc.
filed 2015-04-29
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 14, 2015
Common Stock, $0.01 par value	264,536,271 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,397.0	$2,151.7
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $18,333.2 and $17,120.4)	18,804.7	17,467.4
Equity securities (cost of $1,521.8 and $1,303.7)	2,103.4	1,906.6
Other invested assets, current	25.4	20.2
Accrued investment income	173.8	161.4
Premium and self-funded receivables	4,964.6	4,825.5
Other receivables	2,549.7	2,117.0
Income taxes receivable	—	308.9
Securities lending collateral	2,023.6	1,515.2
Deferred tax assets, net	164.1	280.4
Other current assets	2,534.1	1,474.6
Total current assets	34,740.4	32,228.9
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $523.6 and $500.7)	529.3	504.4
Equity securities (cost of $27.0 and $27.0)	31.5	31.5
Other invested assets, long-term	1,718.4	1,695.9
Property and equipment, net	1,915.9	1,944.3
Goodwill	17,570.9	17,082.0
Other intangible assets	8,293.6	7,958.1
Other noncurrent assets	746.0	619.9
Total assets	$65,546.0	$62,065.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,177.1	$6,861.2
Reserves for future policy benefits	68.1	68.1
Other policyholder liabilities	2,782.5	2,626.5
Total policy liabilities	10,027.7	9,555.8
Unearned income	1,079.8	1,078.1
Accounts payable and accrued expenses	4,454.7	3,651.8
Income taxes payable	283.8	—
Security trades pending payable	189.3	66.2
Securities lending payable	2,023.4	1,515.3
Short-term borrowings	450.0	400.0
Current portion of long-term debt	625.0	625.0
Other current liabilities	2,171.7	1,861.2
Total current liabilities	21,305.4	18,753.4
Long-term debt, less current portion	14,764.4	14,127.2
Reserves for future policy benefits, noncurrent	684.8	671.3
Deferred tax liabilities, net	3,357.7	3,226.0
Other noncurrent liabilities	1,099.4	1,035.8
Total liabilities	41,211.7	37,813.7

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 264,905,598 and 268,109,932	2.6	2.7
Additional paid-in capital	9,943.7	10,062.3
Retained earnings	14,150.1	14,014.4
Accumulated other comprehensive income	237.9	171.9
Total shareholders’ equity	24,334.3	24,251.3
Total liabilities and shareholders’ equity	$65,546.0	$62,065.0

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2015	2014
Revenues
Premiums	$17,610.5	$16,517.0
Administrative fees	1,227.1	1,118.3
Other revenue	13.8	9.5
Total operating revenue	18,851.4	17,644.8
Net investment income	167.6	183.7
Net realized gains on investments	46.5	41.7
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(15.4)	(10.8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1.4	—
Other-than-temporary impairment losses recognized in income	(14.0)	(10.8)
Total revenues	19,051.5	17,859.4
Expenses
Benefit expense	14,126.9	13,664.6
Selling, general and administrative expense:
Selling expense	368.2	370.8
General and administrative expense	2,777.0	2,490.7
Total selling, general and administrative expense	3,145.2	2,861.5
Interest expense	154.4	146.2
Amortization of other intangible assets	52.5	54.0
Loss on extinguishment of debt	3.4	3.0
Total expenses	17,482.4	16,729.3
Income from continuing operations before income tax expense	1,569.1	1,130.1
Income tax expense	703.9	438.7
Income from continuing operations	865.2	691.4
Income from discontinued operations, net of tax	—	9.6
Net income	$865.2	$701.0
Basic net income per share:
Basic - continuing operations	$3.25	$2.43
Basic - discontinued operations	—	0.03
Basic net income per share	$3.25	$2.46
Diluted net income per share:
Diluted - continuing operations	$3.09	$2.37
Diluted - discontinued operations	—	0.03
Diluted net income per share	$3.09	$2.40
Dividends per share	$0.6250	$0.4375

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2015	2014
Net income	$865.2	$701.0
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	60.4	140.3
Change in non-credit component of other-than-temporary impairment losses on investments	3.5	0.5
Change in net unrealized gains/losses on cash flow hedges	0.9	0.7
Change in net periodic pension and postretirement costs	4.7	2.9
Foreign currency translation adjustments	(3.5)	(0.2)
Other comprehensive income	66.0	144.2
Total comprehensive income	$931.2	$845.2

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2015	2014
Operating activities
Net income	$865.2	$701.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(46.5)	(41.7)
Other-than-temporary impairment losses recognized in income	14.0	10.8
Loss on extinguishment of debt	3.4	3.0
Gain on disposal from discontinued operations	—	(3.2)
Loss on disposal of assets	0.9	0.1
Deferred income taxes	70.6	85.2
Amortization, net of accretion	189.2	190.3
Depreciation expense	25.1	26.4
Impairment of property and equipment	—	2.1
Share-based compensation	27.1	38.8
Excess tax benefits from share-based compensation	(68.8)	(22.4)
Changes in operating assets and liabilities:
Receivables, net	(429.6)	(616.0)
Other invested assets	(10.1)	(14.6)
Other assets	(191.0)	(69.5)
Policy liabilities	382.9	545.6
Unearned income	(31.8)	250.0
Accounts payable and accrued expenses	(189.4)	(137.3)
Other liabilities	401.1	107.4
Income taxes	635.0	356.0
Other, net	3.2	(24.5)
Net cash provided by operating activities	1,650.5	1,387.5
Investing activities
Purchases of fixed maturity securities	(3,273.3)	(3,084.8)
Proceeds from fixed maturity securities:
Sales	2,065.0	2,061.2
Maturities, calls and redemptions	270.4	284.3
Purchases of equity securities	(1,051.5)	(228.6)
Proceeds from sales of equity securities	575.5	30.3
Purchases of other invested assets	(48.1)	(35.4)
Proceeds from sales of other invested assets	15.0	25.6
Settlement of non-hedging derivatives	(32.0)	(46.2)
Changes in securities lending collateral	(508.0)	(354.9)
Purchase of subsidiary, net of cash acquired	(635.8)	—
Proceeds from sale of subsidiary, net of cash sold	—	740.0
Purchases of property and equipment	(88.8)	(135.7)
Other, net	—	(0.1)
Net cash used in investing activities	(2,711.6)	(744.3)
Financing activities
Net proceeds from commercial paper borrowings	638.8	379.4
Repayments of long-term borrowings	(16.4)	(24.2)
Proceeds from short-term borrowings	850.0	970.0
Repayments of short-term borrowings	(800.0)	(780.0)
Changes in securities lending payable	508.1	354.9
Changes in bank overdrafts	(105.9)	75.0
Premiums paid on equity call options	(12.8)	—
Proceeds from equity put options	12.7	—
Repurchase and retirement of common stock	(774.1)	(1,262.8)
Cash dividends	(166.6)	(123.4)
Proceeds from issuance of common stock under employee stock plans	109.3	130.1
Excess tax benefits from share-based compensation	68.8	22.4
Net cash provided by (used in) financing activities	311.9	(258.6)
Effect of foreign exchange rates on cash and cash equivalents	(5.5)	(0.3)
Change in cash and cash equivalents	(754.7)	384.3
Cash and cash equivalents at beginning of period	2,151.7	1,586.9
Cash and cash equivalents at end of period	$1,397.0	$1,971.2
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2015	268.1	$2.7	$10,062.3	$14,014.4	$171.9	$24,251.3
Net income	—	—	—	865.2	—	865.2
Other comprehensive income	—	—	—	—	66.0	66.0
Premiums for equity options	—	—	(12.8)	—	—	(12.8)
Repurchase and retirement of common stock	(5.7)	(0.1)	(212.4)	(561.6)	—	(774.1)
Dividends and dividend equivalents	—	—	—	(167.9)	—	(167.9)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	—	106.6	—	—	106.6
March 31, 2015	264.9	$2.6	$9,943.7	$14,150.1	$237.9	$24,334.3

January 1, 2014	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2
Net income	—	—	—	701.0	—	701.0
Other comprehensive income	—	—	—	—	144.2	144.2
Settlement of equity options	—	—	(19.4)	—	—	(19.4)
Repurchase and retirement of common stock	(14.3)	—	(884.3)	(378.5)	—	(1,262.8)
Dividends and dividend equivalents	—	—	—	(124.9)	—	(124.9)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	—	142.0	—	—	142.0
March 31, 2014	281.9	$2.9	$10,003.5	$14,011.5	$327.4	$24,345.3

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2015
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “Anthem” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.5 medical members through our affiliated health plans as of March 31, 2015. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program, or FEP. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was divested on January 31, 2014.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in the states of South Carolina and Texas. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. We also conduct business through our recently acquired Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in the state of Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with the state of Massachusetts), and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2014 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Unless otherwise specified, all financial information presented in the accompanying consolidated financial statements and in the notes to consolidated financial statements relates only to our continuing operations, other than cash flows presented on the consolidated statements of cash flows. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 have been recorded. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.
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
Recent Accounting Guidance Not Yet Adopted: In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We will evaluate the effects, if any, the adoption of ASU 2015-05 will have upon our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. In accordance with GAAP guidance currently in effect, debt issuance costs are included within other current assets and other noncurrent assets in our consolidated balance sheets. The adoption of ASU 2015-03 will not impact our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2014 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

3.	Business Acquisition and Divestiture
Simply Healthcare
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment.
In accordance with FASB accounting guidance for business combinations, the preliminary consideration transferred was allocated to the fair value of Simply Healthcare's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary non-tax-deductible goodwill of $488.9 at March 31, 2015, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of Simply Healthcare primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicaid and Medicare enrollees. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired and liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from Simply Healthcare includes $388.0 of other intangible assets, which primarily consist of indefinite-lived state licenses and finite-lived customer relationships with amortization periods ranging from 3 to 4 years.
The results of operations of Simply Healthcare are included in our consolidated financial statements within our Government Business segment for the period following February 17, 2015. The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
1-800 CONTACTS
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business to the private equity firm Thomas H. Lee Partners, L.P. Additionally, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets (collectively, 1-800 CONTACTS). The sales were completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013. The operating results for 1-800 CONTACTS for the one month ended January 31, 2014 are reported as discontinued operations in the accompanying consolidated statements of income. The operating results for 1-800 CONTACTS were previously reported in our Commercial and Specialty Business segment.

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $14.0 and $10.8 for the three months ended March 31, 2015 and 2014, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2015 and 2014. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at March 31, 2015 and December 31, 2014 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2015
Fixed maturity securities:
United States Government securities	$372.8	$7.0	$(0.1)	$—	$379.7	$—
Government sponsored securities	113.6	1.2	—	(0.2)	114.6	—
States, municipalities and political subdivisions, tax-exempt	5,532.4	291.4	(5.0)	(1.6)	5,817.2	—
Corporate securities	9,587.5	213.4	(76.5)	(31.9)	9,692.5	(1.4)
Options embedded in convertible debt securities	7.0	—	—	—	7.0	—
Residential mortgage-backed securities	2,054.9	74.6	(1.6)	(4.6)	2,123.3	—
Commercial mortgage-backed securities	494.0	7.2	(0.3)	(0.1)	500.8	—
Other debt securities	694.6	6.3	(0.9)	(1.1)	698.9	—
Total fixed maturity securities	18,856.8	601.1	(84.4)	(39.5)	19,334.0	$(1.4)
Equity securities	1,548.8	597.7	(11.6)	—	2,134.9
Total investments, available-for-sale	$20,405.6	$1,198.8	$(96.0)	$(39.5)	$21,468.9
December 31, 2014
Fixed maturity securities:
United States Government securities	$315.7	$4.6	$(0.3)	$—	$320.0	$—
Government sponsored securities	94.6	0.8	—	(0.4)	95.0	—
States, municipalities and political subdivisions, tax-exempt	5,451.4	287.0	(1.8)	(3.0)	5,733.6	—
Corporate securities	8,335.9	162.9	(123.1)	(43.2)	8,332.5	(6.8)
Options embedded in convertible debt securities	98.7	—	—	—	98.7	—
Residential mortgage-backed securities	2,099.7	68.9	(1.0)	(8.6)	2,159.0	—
Commercial mortgage-backed securities	504.8	6.1	(0.6)	(0.4)	509.9	—
Other debt securities	720.3	6.1	(1.7)	(1.6)	723.1	—
Total fixed maturity securities	17,621.1	536.4	(128.5)	(57.2)	17,971.8	$(6.8)
Equity securities	1,330.7	618.5	(11.1)	—	1,938.1
Total investments, available-for-sale	$18,951.8	$1,154.9	$(139.6)	$(57.2)	$19,909.9
At March 31, 2015, we owned $2,624.1 of mortgage-backed securities and $634.7 of asset-backed securities out of a total available-for-sale investment portfolio of $21,468.9. These securities included sub-prime and Alt-A securities with fair values of $36.1 and $73.1, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.4 and $4.7, respectively. The average credit rating of the sub-prime and Alt-A securities was “CCC” and “CC”, respectively.

The following tables summarize for available-for-sale fixed maturity securities and available-for-sale equity securities in an unrealized loss position at March 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2015
Fixed maturity securities:
United States Government securities	10	$48.5	$(0.1)	2	$0.9	$—
Government sponsored securities	5	5.3	—	10	21.4	(0.2)
States, municipalities and political subdivisions, tax-exempt	161	427.3	(5.0)	36	58.1	(1.6)
Corporate securities	906	2,093.1	(76.5)	256	360.7	(31.9)
Residential mortgage-backed securities	105	224.7	(1.6)	118	210.5	(4.6)
Commercial mortgage-backed securities	26	99.9	(0.3)	8	30.5	(0.1)
Other debt securities	61	211.7	(0.9)	18	52.2	(1.1)
Total fixed maturity securities	1,274	3,110.5	(84.4)	448	734.3	(39.5)
Equity securities	445	232.3	(11.6)	—	—	—
Total fixed maturity and equity securities	1,719	$3,342.8	$(96.0)	448	$734.3	$(39.5)
December 31, 2014
Fixed maturity securities:
United States Government securities	17	$145.3	$(0.3)	2	$0.9	$—
Government sponsored securities	2	0.3	—	16	29.3	(0.4)
States, municipalities and political subdivisions, tax-exempt	136	315.6	(1.8)	80	174.3	(3.0)
Corporate securities	1,802	3,213.3	(123.1)	314	514.6	(43.2)
Residential mortgage-backed securities	78	155.0	(1.0)	186	398.3	(8.6)
Commercial mortgage-backed securities	43	156.2	(0.6)	10	33.2	(0.4)
Other debt securities	79	270.6	(1.7)	21	65.0	(1.6)
Total fixed maturity securities	2,157	4,256.3	(128.5)	629	1,215.6	(57.2)
Equity securities	407	125.4	(11.1)	—	—	—
Total fixed maturity and equity securities	2,564	$4,381.7	$(139.6)	629	$1,215.6	$(57.2)
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$452.1	$453.6
Due after one year through five years	4,730.2	4,804.3
Due after five years through ten years	5,159.3	5,338.6
Due after ten years	5,966.3	6,113.4
Mortgage-backed securities	2,548.9	2,624.1
Total available-for-sale fixed maturity securities	$18,856.8	$19,334.0

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31
	2015	2014
Proceeds	$2,925.9	$2,401.4
Gross realized gains	133.7	82.9
Gross realized losses	(87.2)	(41.2)
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 is as follows:

	Level I	Level II	Level III	Total
March 31, 2015
Assets:
Cash equivalents	$665.7	$—	$—	$665.7
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	379.7	—	—	379.7
Government sponsored securities	—	114.6	—	114.6
States, municipalities and political subdivisions, tax-exempt	—	5,817.2	—	5,817.2
Corporate securities	7.1	9,519.9	165.5	9,692.5
Options embedded in convertible debt securities	—	7.0	—	7.0
Residential mortgage-backed securities	—	2,123.3	—	2,123.3
Commercial mortgage-backed securities	—	497.6	3.2	500.8
Other debt securities	64.1	632.2	2.6	698.9
Total fixed maturity securities	450.9	18,711.8	171.3	19,334.0
Equity securities	1,875.0	208.1	51.8	2,134.9
Other invested assets, current	25.4	—	—	25.4
Securities lending collateral	1,113.9	909.7	—	2,023.6
Derivatives excluding embedded options (reported with other assets)	—	222.7	—	222.7
Total assets	$4,130.9	$20,052.3	$223.1	$24,406.3
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(224.6)	$—	$(224.6)
Total liabilities	$—	$(224.6)	$—	$(224.6)

December 31, 2014
Assets:
Cash equivalents	$573.2	$—	$—	$573.2
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	320.0	—	—	320.0
Government sponsored securities	—	95.0	—	95.0
States, municipalities and political subdivisions, tax-exempt	—	5,733.6	—	5,733.6
Corporate securities	7.1	8,180.8	144.6	8,332.5
Options embedded in convertible debt securities	—	98.7	—	98.7
Residential mortgage-backed securities	—	2,159.0	—	2,159.0
Commercial mortgage-backed securities	—	506.6	3.3	509.9
Other debt securities	89.2	627.3	6.6	723.1
Total fixed maturity securities	416.3	17,401.0	154.5	17,971.8
Equity securities	1,696.9	192.9	48.3	1,938.1
Other invested assets, current	20.2	—	—	20.2
Securities lending collateral	808.3	706.9	—	1,515.2
Derivatives excluding embedded options (reported with other assets)	—	224.8	—	224.8
Total assets	$3,514.9	$18,525.6	$202.8	$22,243.3
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(260.4)	$—	$(260.4)
Total liabilities	$—	$(260.4)	$—	$(260.4)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2015 and 2014 is as follows:

	Corporate Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Three Months Ended March 31, 2015
Beginning balance at January 1, 2015	$144.6	$3.3	$6.6	$48.3	$—	$202.8
Total gains (losses):
Recognized in net income	(0.2)	—	0.2	(0.8)	—	(0.8)
Recognized in accumulated other comprehensive income	1.6	—	(0.2)	1.3	—	2.7
Purchases	32.4	—	—	7.5	—	39.9
Sales	—	—	(0.9)	(4.5)	—	(5.4)
Settlements	(13.6)	(0.1)	(0.1)	—	—	(13.8)
Transfers into Level III	0.7	—	—	—	—	0.7
Transfers out of Level III	—	—	(3.0)	—	—	(3.0)
Ending balance at March 31, 2015	$165.5	$3.2	$2.6	$51.8	$—	$223.1
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2015	$(0.6)	$—	$—	$(0.8)	$—	$(1.4)

Three Months Ended March 31, 2014
Beginning balance at January 1, 2014	$115.2	$6.5	$14.8	$41.4	$—	$177.9
Total gains (losses):
Recognized in net income	(3.3)	—	—	(0.3)	21.6	18.0
Recognized in accumulated other comprehensive income	3.1	—	0.2	(5.8)	—	(2.5)
Purchases	9.3	—	—	9.0	—	18.3
Sales	(1.7)	—	—	(1.1)	—	(2.8)
Settlements	(2.1)	(3.4)	(0.2)	—	—	(5.7)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	(6.5)	—	—	—	—	(6.5)
Ending balance at March 31, 2014	$114.0	$3.1	$14.8	$43.2	$21.6	$196.7
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2014	$(4.0)	$—	$—	$(0.3)	$—	$(4.3)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three months ended March 31, 2015 or 2014.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisition and Divestiture”, we completed our acquisition of Simply Healthcare on February 17, 2015. The values of net assets acquired in our acquisition of Simply Healthcare and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Simply Healthcare's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Simply Healthcare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Simply Healthcare described above, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 or 2014.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2015 or 2014.
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
Long-term debt – convertible debentures: The fair value of our convertible debentures is based on the market price in the active private market in which the convertible debentures trade.

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2015
Assets:
Other invested assets, long-term	$1,718.4	$—	$—	$1,718.4	$1,718.4
Liabilities:
Debt:
Short-term borrowings	450.0	—	450.0	—	450.0
Commercial paper	638.8	—	638.8	—	638.8
Notes	13,774.1	—	15,018.3	—	15,018.3
Convertible debentures	976.5	—	3,098.4	—	3,098.4

December 31, 2014
Assets:
Other invested assets, long-term	$1,695.9	$—	$—	$1,695.9	$1,695.9
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Notes	13,777.8	—	14,794.8	—	14,794.8
Convertible debentures	974.4	—	2,581.9	—	2,581.9

6.	Income Taxes
During the three months ended March 31, 2015 and 2014, we recognized income tax expense of $703.9 and $438.7, respectively, which represents effective tax rates of 44.9% and 38.8%, respectively. The increase in income tax expense was primarily due to increased income before income taxes and the increase to the non-tax deductible Health Insurance Provider Fee, or HIP Fee. For the three months ended March 31, 2015 and 2014, the HIP Fee resulted in additional income tax expense of $113.3 and $80.5, respectively. The increase was further impacted due to favorable 2014 discrete tax adjustments related to state income tax audits, including refund claims filed, and adjustments to state deferred tax liabilities in 2014 resulting from a decrease in the Indiana statutory income tax rate.
The increase in the effective tax rate was primarily due to the increase to the non-tax deductible HIP Fee, the favorable 2014 discrete tax adjustments, and adjustments to the state deferred tax liabilities in 2014, discussed above.

7.	Retirement Benefits

The components of net periodic (credit) benefit cost included in the consolidated statements of income for the three months ended March 31, 2015 and 2014 are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$3.3	$3.3	$0.5	$0.8
Interest cost	17.0	18.5	5.9	6.6
Expected return on assets	(35.7)	(34.4)	(5.9)	(5.8)
Recognized actuarial loss	6.4	5.3	3.8	2.3
Settlement loss	1.3	1.1	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.6)	(3.6)
Net periodic (credit) benefit cost	$(7.9)	$(6.4)	$0.7	$0.3
For the year ending December 31, 2015, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2015 or 2014.

8.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2015, we had $13,749.2 outstanding under these notes. During the three months ended March 31, 2015, we purchased $13.0 of outstanding principal balance of certain senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt of $3.4 for the repurchase of these notes.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at March 31, 2015.
We have a senior revolving credit facility, or the Facility, with certain lenders for general corporate purposes. The Facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this Facility as of March 31, 2015 or at any time during the three months then ended.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2015, we had $638.8 outstanding under this program.
We have outstanding senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at March 31, 2015 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	$523.5
Net debt carrying amount	$976.5
Equity component carrying amount	$543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.3953
Effective conversion price (per $1,000 of principal amount)	$74.6524

We have $450.0 in outstanding short-term borrowings from various Federal Home Loan Banks at March 31, 2015 with fixed interest rates of 0.194%.

9.	Commitments and Contingencies
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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or Anthem Insurance. The lawsuit names Anthem Insurance as well as Anthem, Inc. and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. Anthem Insurance’s 2001 Plan of Conversion, or the Plan, provided for the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, Anthem Insurance distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that Anthem Insurance distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The trial court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Supreme Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. On August 19, 2013, the trial court denied plaintiffs' motion for summary judgment. The trial court deferred a final ruling on our motion for summary judgment. On March 6, 2014, the trial court denied our motion for summary judgment finding that an issue of material fact existed. A trial on liability commenced on October 14, 2014 and concluded on October 16, 2014. The matter was taken under advisement by the trial court, which has requested post-trial briefing. We expect the trial court to issue its decision on liability sometime in 2015. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. (n/k/a Anthem, Inc.) Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013 seeking the following classes: (1) a subscriber ERISA class as to OON claims processed using the Ingenix database as the pricing methodology; (2) a physician provider class as to OON claims processed using Ingenix; (3) a non-physician provider class as to OON claims processed using Ingenix; (4) a provider ERISA class as to OON claims processed using non-Ingenix pricing methodologies; (5) a California subscriber breach of contract/unfair competition class; and (6) a subscriber breach of implied covenant class for all Anthem states except California. Following expert discovery and briefing, oral argument was held on the motion. In late 2014, the court denied the plaintiffs' motion for class certification in its entirety. The California subscriber plaintiffs filed a motion for leave to file a renewed motion for class certification with more narrowly defined proposed classes, which the court denied. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the physician plaintiffs and certain medical association plaintiffs based on prior litigation releases, which was granted in 2011. The Florida Court ordered those plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians and some the medical associations did not dismiss their barred claims. The Florida Court found those enjoined plaintiffs in contempt and sanctioned them in July 2012. Those plaintiffs appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit upheld the Florida court’s enforcement of the injunction as it relates to the plaintiffs’ RICO and antitrust claims, but vacated it as it relates to certain ERISA claims. The plaintiffs filed a petition for rehearing en banc as to the antitrust claims only, which was denied. The plaintiffs then filed a petition for writ of certiorari with the U.S. Supreme Court. The American Medical Association filed an amicus brief in support of the petition. The U.S. Supreme Court denied the petition on February 23, 2015. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints on July 1, 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013, which were argued in April 2014. In June 2014, the court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. Discovery has commenced. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at March 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Cyber Attack Incident
In February 2015, we reported that we were the target of a sophisticated external cyber attack. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees, such as names, birthdays, health care identification/social security numbers, street addresses, email addresses, phone numbers and employment information, including income data. To date, there is no evidence that credit card or medical information, such as claims, test results or diagnostic codes, were targeted, accessed or obtained, although no assurance can be given that we will not identify additional information that was accessed or obtained.
Currently, we are in the process of addressing the cyber attack and supporting federal law enforcement efforts to identify the responsible parties. Upon discovery of the cyber attack, we took immediate action to remediate the security vulnerability and retained a cybersecurity firm to evaluate our systems and identify solutions based on the evolving landscape. We will provide credit monitoring and identity protection services to those who have been affected by this cyber attack. While the cyber attack did not have an impact on our business, cash flows, financial condition and results of operations for the year ended December 31, 2014, we have incurred expenses subsequent to the cyber attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. Although we are unable to quantify the ultimate magnitude of such expenses and any other impact to our business from this incident at this time, they may be significant. We will recognize these expenses in the periods in which they are incurred.
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. State and federal agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigations, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation on February 10, 2015 and will be heard by the Panel on May 28, 2015.
We have contingency plans and insurance coverage for certain expenses and potential liabilities of this nature, however, the coverage may not be sufficient to cover all claims and liabilities. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation. An initial plan was filed on April 30, 2013. The Insurance Commissioner filed an amended plan on August 8, 2014 and a second amended plan on October 8, 2014. The state court ordered a hearing to consider motions in response to and in connection with the second amended plan on May 11, 2015, which has been set for July 15, 2015. The Insurance Commissioner has filed a Notice of Appeal asking the Pennsylvania Supreme Court to reverse the order denying the liquidation petition. The Supreme Court held oral argument on the appeal in September 2014. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments, and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, whereby Express Scripts is the exclusive provider of pharmacy benefit management, or PBM, services to our plans, excluding some Amerigroup subsidiaries and certain self-insured members, which have exclusive agreements with different PBM service providers. It is expected that those Amerigroup subsidiaries will complete their transition to the Express Scripts agreement during 2015. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at March 31, 2015.
During December 2014, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at March 31, 2015 was $452.7 through March 31, 2020. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at March 31, 2015 was $62.9 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of March 31, 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

10.	Capital Stock
Use of Capital – Dividends and Stock Repurchase Program
We regularly review the appropriate use of capital, including acquisitions, common stock and debt security repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.
A summary of the cash dividend activity for the three months ended March 31, 2015 and 2014 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2015
January 27, 2015	March 10, 2015	March 25, 2015	$0.6250	$166.6

Three Months Ended March 31, 2014
January 28, 2014	March 10, 2014	March 25, 2014	$0.4375	$123.4
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
A summary of common stock repurchases for the period April 1, 2015 through April 14, 2015 (subsequent to March 31, 2015) and for the three months ended March 31, 2015 and 2014 is as follows:

	April 1, 2015 Through April 14, 2015	Three Months Ended March 31
		2015	2014
Shares repurchased	0.5	5.7	14.3
Average price per share	$154.99	$136.88	$88.14
Aggregate cost	$79.9	$774.1	$1,262.8
Authorization remaining at the end of each period	$4,837.7	$4,917.6	$2,428.2
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
In addition, during the three months ended March 31, 2015, we entered into a series of call and put options with certain counterparties to repurchase shares of our common stock below the then current market price. The Company exercised call options that enabled the repurchase of 1.8 shares of our common stock at an average strike price of $132.13. In order to set the call option strike prices below our market price at inception, we sold 4.2 put options at equal strike prices. During the three months ended March 31, 2015, 2.4 put options expired unexercised. The remaining 1.8 put options have expiration dates in September 2015. If the closing market price of our common stock on the expiration dates of the remaining put options is below the put option strike price, we will be required to repurchase up to 1.8 shares of our common stock at the higher contract price. Based on FASB guidance, the value of the call options was recognized as a reduction of shareholders' equity and the value of the put options was recognized as a liability.
Subsequent to March 31, 2015, during April 2015 we bought call options for the repurchase of 0.4 shares of our common stock at an average strike price of $144.06 and sold put options for 1.0 shares of our common stock at equal strike prices. The call options expired in April 2015 while the put options expire in August 2015. If the closing market price of our common stock on the expiration dates of the put options is below the put option strike price, we will be required to repurchase up to 1.0 shares at the higher contract price.
For additional information regarding the use of capital for debt security repurchases, see Note 8, “Debt.”
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	7.3	$70.30
Granted	1.2	146.93
Exercised	(1.5)	67.75
Forfeited or expired	(0.1)	77.92
Outstanding at March 31, 2015	6.9	84.31	4.80	$487.0
Exercisable at March 31, 2015	4.0	66.61	2.92	$352.1
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2015 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2015	3.6	$75.63
Granted	0.9	146.85
Vested	(1.5)	72.13
Forfeited	—	—
Nonvested at March 31, 2015	3.0	98.64
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2015 and 2014:

	2015	2014
Risk-free interest rate	1.96%	2.16%
Volatility factor	31.00%	35.00%
Quarterly dividend yield	0.425%	0.500%
Weighted-average expected life (years)	4.00	3.75
The following weighted-average fair values were determined for the three months ended March 31, 2015 and 2014:

	2015	2014
Options granted during the period	$33.95	$22.20
Restricted stock awards granted during the period	146.85	89.43

11.	Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at March 31, 2015 and 2014 is as follows:

	2015	2014
Investments:
Gross unrealized gains	$1,198.8	$1,156.5
Gross unrealized losses	(135.5)	(161.8)
Net pre-tax unrealized gains	1,063.3	994.7
Deferred tax liability	(375.3)	(345.4)
Net unrealized gains on investments	688.0	649.3
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(1.4)	—
Deferred tax asset	0.5	—
Net unrealized non-credit component of other-than-temporary impairments on investments	(0.9)	—
Cash flow hedges:
Gross unrealized losses	(53.8)	(48.6)
Deferred tax asset	18.8	17.0
Net unrealized losses on cash flow hedges	(35.0)	(31.6)
Defined benefit pension plans:
Deferred net actuarial loss	(556.1)	(426.4)
Deferred prior service credits	2.1	8.4
Deferred tax asset	220.3	167.5
Net unrecognized periodic benefit costs for defined benefit pension plans	(333.7)	(250.5)
Postretirement benefit plans:
Deferred net actuarial loss	(194.8)	(154.7)
Deferred prior service credits	71.8	86.2
Deferred tax asset	48.8	27.4
Net unrecognized periodic benefit costs for postretirement benefit plans	(74.2)	(41.1)
Foreign currency translation adjustments:
Gross unrealized (losses) gains	(9.7)	2.0
Deferred tax asset (liability)	3.4	(0.7)
Net unrealized (losses) gains on foreign currency translation adjustments	(6.3)	1.3
Accumulated other comprehensive income	$237.9	$327.4

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($33.4) and ($67.5), respectively	$39.3	$120.2
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($11.4) and ($10.8), respectively	21.1	20.1
Total reclassification adjustment on investments	60.4	140.3
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($1.9) and ($0.3), respectively	3.5	0.5
Cash flow hedges:
Holding gain, net of tax expense of ($0.5) and ($0.4), respectively	0.9	0.7
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($3.0) and ($1.9), respectively	4.7	2.9
Foreign currency translation adjustment, net of tax benefit of $1.9 and $0.0, respectively	(3.5)	(0.2)
Net gain recognized in other comprehensive income, net of tax expense of ($48.3) and ($80.9), respectively	$66.0	$144.2

12.	Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31
	2015	2014
Denominator for basic earnings per share – weighted-average shares	266.6	284.9
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	13.8	7.7
Denominator for diluted earnings per share	280.4	292.6
During the three months ended March 31, 2015 and 2014, weighted-average shares related to certain stock options of 0.4 and 0.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2015, we issued approximately 0.9 restricted stock units under our stock incentive plans, 0.5 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2015 through 2017. During the three months ended March 31, 2014, we issued approximately 1.3 restricted stock units under our stock incentive plans, 0.7 of which vesting was contingent upon us meeting specified annual operating gain targets for 2014. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, and are included only if and when the contingency is met.

13.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.

Financial data by reportable segment for the three months ended March 31, 2015 and 2014 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended March 31, 2015
Operating revenue	$9,366.9	$9,480.1	$4.4	$18,851.4
Operating gain (loss)	1,267.0	324.4	(12.1)	1,579.3
Three Months Ended March 31, 2014
Operating revenue	$9,697.5	$7,941.3	$6.0	$17,644.8
Operating gain (loss)	886.1	239.6	(7.0)	1,118.7
A reconciliation of reportable segments operating revenues, a non-GAAP measure, to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31
	2015	2014
Reportable segments operating revenues	$18,851.4	$17,644.8
Net investment income	167.6	183.7
Net realized gains on investments	46.5	41.7
Other-than-temporary impairment losses recognized in income	(14.0)	(10.8)
Total revenues	$19,051.5	$17,859.4
A reconciliation of reportable segments operating gain, a non-GAAP measure, to income from continuing operations before income tax expense included in the consolidated statements of income for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31
	2015	2014
Reportable segments operating gain	$1,579.3	$1,118.7
Net investment income	167.6	183.7
Net realized gains on investments	46.5	41.7
Other-than-temporary impairment losses recognized in income	(14.0)	(10.8)
Interest expense	(154.4)	(146.2)
Amortization of other intangible assets	(52.5)	(54.0)
Loss on extinguishment of debt	(3.4)	(3.0)
Income from continuing operations before income tax expense	$1,569.1	$1,130.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or Otherwise Stated Herein)
References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014 and the MD&A included in our 2014 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2015 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2015 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2015. Also see Part I, Item 1A, “Risk Factors” of our 2014 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Overview
We manage our operations through three reportable segments: Commercial and Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.
In February 2015, we reported that we were the target of a sophisticated external cyber attack. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. We are in the process of addressing the cyber attack and are supporting federal law enforcement efforts to identify the responsible parties. For additional information about the cyber attack, see Note 9, “Commitments and Contingencies - Cyber Attack Incident,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
On February 17, 2015, we completed our acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment. For additional information about this acquisition, see Note 3, “Business Acquisition and Divestiture - Simply Healthcare,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
On January 31, 2014, we sold our 1-800 CONTACTS, Inc. business and our glasses.com related assets (collectively, 1-800 CONTACTS). The operating results for 1-800 CONTACTS for the one month ended January 31, 2014 are reported as discontinued operations. These results were previously reported in the Commercial and Specialty Business segment. Unless otherwise specified, all financial and membership information, other than cash flows, disclosed in this MD&A is from continuing operations. In accordance with Financial Accounting Standards Board, or FASB, guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, "Business Acquisition and Divestiture - 1-800 CONTACTS," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q and Note 3, “Business Acquisitions and Divestitures," included in our 2014 Annual Report on Form 10-K.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also with new financial and regulatory challenges. Beginning in 2014, Health Care Reform imposed a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2014 was $8,000.0, and increases to $11,300.0 for 2015 and 2016, $13,900.0 for 2017 and $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. For the three months ended March 31, 2015 and 2014, we estimated our portion of the HIP Fee to be $323.7 and $230.0, respectively, which is recognized as general and administrative expense. As a result of the complexity of the law, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform rules, we will continue to evaluate the impact of Health Care Reform as additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.5 medical members through our affiliated health plans as of March 31, 2015. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in the states of South Carolina and Texas. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. We also conduct business through our recently acquired Simply Healthcare subsidiary in the state of Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with the state of Massachusetts), and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Operating revenue for the three months ended March 31, 2015 was $18,851.4, an increase of $1,206.6, or 6.8%, from the three months ended March 31, 2014. The increase in operating revenue was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, increased administrative fees in our Commercial and Specialty Business segment. These increases were partially offset by lower premium revenue in our Commercial and Specialty Business segment.
Net income for the three months ended March 31, 2015 was $865.2, an increase of $164.2, or 23.4%, from the three months ended March 31, 2014. The increase in net income was primarily due to higher operating revenues in our Government Business segment and lower benefit costs in our Commercial and Specialty Business segment. The increase in net income was partially offset by increases in selling, general and administrative expenses to support the growth in membership. The increase in net income was further offset by increased income tax expense. Our fully-diluted earnings per share, or EPS, was $3.09 for the three months ended March 31, 2015, which represented a 28.8% increase from the EPS of $2.40 for the three months ended March 31, 2014. The increase in EPS resulted primarily from the increase in net income and the lower number of shares outstanding in 2015 due to share buyback activity under our share repurchase program.
Operating cash flow for the three months ended March 31, 2015 was $1,650.5, or 1.9 times net income. Operating cash flow for the three months ended March 31, 2014 was $1,387.5. The increase in operating cash flow from 2014 of $263.0 was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and Health Care Reform fees, and growth in membership. The increase in cash provided by operating activities was further attributable to payments in 2014 that did not recur in 2015 for the adjudication of claims relating to the New York State contract conversion from our fully-insured Local Group business to a self-funded ASO contract. The increase in cash provided by operating activities was partially offset by an increase in claims payments, primarily as a result of membership growth.
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
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and Federal Employee Program, or FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup, CareMore and Simply Healthcare members as well as HealthLink and UniCare members predominantly outside of our BCBSA service areas. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2015 and 2014. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands)	2015	2014	Change	% Change
Medical Membership
Customer Type
Local Group	15,219	15,198	21	0.1%
Individual	1,895	1,850	45	2.4%
National:
National Accounts	7,361	7,266	95	1.3%
BlueCard®	5,444	5,209	235	4.5%
Total National	12,805	12,475	330	2.6%
Medicare	1,426	1,379	47	3.4%
Medicaid	5,622	4,499	1,123	25.0%
FEP	1,570	1,543	27	1.7%
Total Medical Membership by Customer Type	38,537	36,944	1,593	4.3%
Funding Arrangement
Self-Funded	23,597	22,630	967	4.3%
Fully-Insured	14,940	14,314	626	4.4%
Total Medical Membership by Funding Arrangement	38,537	36,944	1,593	4.3%
Reportable Segment
Commercial and Specialty Business	29,919	29,523	396	1.3%
Government Business	8,618	7,421	1,197	16.1%
Total Medical Membership by Reportable Segment	38,537	36,944	1,593	4.3%
Other Membership & Customers
Life and Disability Members	4,785	4,758	27	0.6%
Dental Members	5,161	4,966	195	3.9%
Dental Administration Members	5,303	4,849	454	9.4%
Vision Members	5,503	5,025	478	9.5%
Medicare Advantage Part D Members	599	653	(54)	(8.3)%
Medicare Part D Standalone Members	374	469	(95)	(20.3)%
Medical Membership (in thousands)
For the twelve months ended March 31, 2015, total medical membership increased 1,593, or 4.3%, primarily due to increases in our Medicaid, BlueCard® and National Accounts membership.
Self-funded medical membership increased 967, or 4.3%, primarily due to increases in our Local Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded administrative services only, or ASO, contracts, and growth in our BlueCard® and National Accounts membership.
Fully-insured membership increased 626, or 4.4%, primarily due to growth in our Medicaid and Medicare businesses, including membership acquired with the acquisition of Simply Healthcare, and growth in our Individual business. These increases were partially offset by Local Group fully-insured membership declines, largely driven by conversions of fully-

insured contracts to self-funded ASO contracts and our decision to exit the state of Georgia employer group Medicare product offering.
Local Group membership increased 21, or 0.1%, primarily due to increases in our self-funded accounts. The increase in membership was partially offset by attrition in our Small Group line of business resulting from product mix changes as members move into Health Care Reform product offerings and competitive pressures. The increase was further offset by fully-insured membership declines resulting from our decision to exit the state of Georgia employer group Medicare product offering.
Individual membership increased 45, or 2.4%, primarily due to increased sales in ACA-compliant on- and off-exchange product offerings, partially offset by lapses in non-ACA-compliant product offerings.
National Accounts membership increased 95, or 1.3%, primarily due to new sales, partially offset by in-group change and lapses.
BlueCard® membership increased 235, or 4.5%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 47, or 3.4%, primarily due to membership acquired through the acquisition of Simply Healthcare and commencement of operations in new dual eligible markets.
Medicaid membership increased 1,123, or 25.0%, primarily due to commencement of operations in new markets including membership acquired through the acquisition of Simply Healthcare, Health Care Reform expansions and growth in existing markets.
FEP membership increased 27, or 1.7%, primarily due to higher sales during open enrollment.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership increased 27, or 0.6%, primarily due to growth and new sales in our Local Group business.
Dental membership increased 195, or 3.9%, primarily due to growth in our Local Group and Individual exchange products, partially offset by lapses in our Individual and Local Group off-exchange products.
Dental administration membership increased 454, or 9.4%, primarily due to membership expansion under current contracts.
Vision membership increased 478, or 9.5%, primarily due to growth in our Local Group business, increased sales and penetration in our Medicare business and growth in our Individual and National Accounts businesses. These increases were partially offset by lapses in our off-exchange Local Group and Individual businesses.
Medicare Advantage Part D membership decreased 54, or 8.3%, primarily due to membership declines resulting from our decision to exit the state of Georgia employer group Medicare product offering, partially offset by membership acquired through the acquisition of Simply Healthcare and increased eligibility in various markets.
Medicare Part D standalone membership decreased 95, or 20.3%, primarily due to our product repositioning strategies and select strategic actions in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2015 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2015 cost of care trend estimate of 7.0% plus or minus 50 basis points is appropriate.
Medical utilization, including pharmacy utilization, has been lower than in previous periods. Consistent with prior years, provider rate increases are a primary driver of medical cost trends. We continually negotiate with hospitals and physicians to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Unit cost increases are also a driver of pharmacy cost. New high cost Hepatitis C drug therapies have put upward pressure on pharmacy trend.
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

Consolidated Results of Operations
Our consolidated summarized results of operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31

	2015	2014	$ Change	% Change
Total operating revenue	$18,851.4	$17,644.8	$1,206.6	6.8%
Net investment income	167.6	183.7	(16.1)	(8.8)%
Net realized gains on investments	46.5	41.7	4.8	11.5%
Other-than-temporary impairment losses on investments	(14.0)	(10.8)	(3.2)	(29.6)%
Total revenues	19,051.5	17,859.4	1,192.1	6.7%
Benefit expense	14,126.9	13,664.6	462.3	3.4%
Selling, general and administrative expense	3,145.2	2,861.5	283.7	9.9%
Other expense[1]	210.3	203.2	7.1	3.5%
Total expenses	17,482.4	16,729.3	753.1	4.5%
Income from continuing operations before income tax expense	1,569.1	1,130.1	439.0	38.8%
Income tax expense	703.9	438.7	265.2	60.5%
Income from continuing operations	865.2	691.4	173.8	25.1%
Income from discontinued operations, net of tax[2]	—	9.6	(9.6)	NM3
Net income	$865.2	$701.0	$164.2	23.4%

Average diluted shares outstanding	280.4	292.6	(12.2)	(4.2)%
Diluted net income per share:
Diluted - continuing operations	$3.09	$2.37	$0.72	30.4%
Diluted - discontinued operations[2]	—	0.03	(0.03)	NM3
Diluted net income per share	$3.09	$2.40	$0.69	28.8%
Benefit expense ratio[4]	80.2%	82.7%		(250)bp5
Selling, general and administrative expense ratio[6]	16.7%	16.2%		50bp5
Income from continuing operations before income taxes as a percentage of total revenue	8.2%	6.3%		190bp5
Net income as a percentage of total revenue	4.5%	3.9%		60bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2015 and 2014 were $17,610.5 and $16,517.0, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Total operating revenue increased $1,206.6, or 6.8%, to $18,851.4 in 2015, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases across our businesses designed to cover overall cost trends and the increase in the HIP Fee. The increase in premiums was further attributable to membership increases in our Medicaid business, membership acquired through the acquisition of Simply Healthcare, and membership growth in our Individual business. The increase in premiums was offset, in part, by the fully-

insured membership declines in our Local Group business. The increase in administrative fees primarily resulted from membership growth and price increases for self-funded members in our Local Group and National Accounts businesses.
Net investment income decreased $16.1, or 8.8%, to $167.6 in 2015, primarily due to lower income from alternative investments, partially offset by higher investment yields.
Net realized gains on investments increased $4.8, or 11.5%, to $46.5 in 2015, primarily due to an increase in net realized gains on sales of equity securities, partially offset by an increase in net realized losses on sales of fixed maturity securities.
Other-than-temporary impairment losses on investments increased $3.2, or 29.6%, to $14.0, primarily due to an increase in impairment losses on equity securities.
Benefit expense increased $462.3, or 3.4%, to $14,126.9 in 2015, primarily due to membership growth in our Medicaid and Medicare businesses, including the acquisition of Simply Healthcare, an increase in overall cost trends across our businesses, and membership growth in our Individual business. These increases were partially offset by the fully-insured membership declines in our Local Group business.
Our benefit expense ratio decreased 250 basis points to 80.2% in 2015, largely driven by an improvement in our Commercial and Specialty business segment predominantly due to improved clarity in the timing of medical cost experience related to Health Care Reform product offerings, and improved medical cost performance in certain markets of our Medicaid business.
Selling, general and administrative expense increased $283.7, or 9.9%, to $3,145.2 in 2015. Our selling, general and administrative expense ratio increased 50 basis points to 16.7% in 2015. The increase in the expense was primarily due to higher administrative costs to support our growth in membership, and the increase in the HIP Fee. The increase in the ratio was primarily attributable to the increase in the HIP Fee.
Other expense increased $7.1, or 3.5%, to $210.3, primarily due to higher interest expense driven by higher outstanding debt balances.
Income tax expense increased $265.2, or 60.5%, to $703.9 in 2015. The effective tax rates in 2015 and 2014 were 44.9% and 38.8%, respectively. The increase in income tax expense was primarily due to increased income before income taxes and the increase to the non-tax deductible HIP Fee. For the three months ended March 31, 2015 and 2014, the HIP Fee resulted in additional income tax expense of $113.3 and $80.5, respectively. The increase was further impacted due to favorable 2014 discrete tax adjustments related to state income tax audits, including refund claims filed, and adjustments to state deferred tax liabilities in 2014 resulting from a decrease in the Indiana statutory income tax rate. The increase in the effective tax rate was primarily due to the increase to the non-tax deductible HIP Fee, the favorable 2014 discrete tax adjustments, and adjustments to the state deferred tax liabilities in 2014, discussed above.
Our net income as a percentage of total revenue increased 60 basis points to 4.5% in 2015 as compared to 2014 as a result of all factors discussed above.
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
The discussion of segment results for the three months ended March 31, 2015 and 2014 presented below is based on operating gain, as described above, and operating margin, another non-GAAP measure, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31

	2015	2014	$ Change	% Change
Commercial and Specialty Business
Operating revenue	$9,366.9	$9,697.5	$(330.6)	(3.4)%
Operating gain	$1,267.0	$886.1	$380.9	43.0%
Operating margin	13.5%	9.1%		440bp

Government Business
Operating revenue	$9,480.1	$7,941.3	$1,538.8	19.4%
Operating gain	$324.4	$239.6	$84.8	35.4%
Operating margin	3.4%	3.0%		40bp

Other[1]
Operating revenue	$4.4	$6.0	$(1.6)	(26.7)%
Operating loss	$(12.1)	$(7.0)	$(5.1)	72.9%

1    Segment results are not material.
Commercial and Specialty Business
Operating revenue decreased $330.6 to $9,366.9 in 2015, primarily due to fully-insured membership declines in our Local Group business, largely driven by conversions of fully-insured contracts to self-funded ASO contracts. These decreases were partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and the increase in the HIP Fee. The decrease in operating revenue was further offset by membership growth in our Individual business and by increased administrative fees, primarily resulting from membership growth and pricing increases for self-funded members in our Local Group and National Accounts businesses.
Operating gain increased $380.9, or 43.0%, to $1,267.0 in 2015, primarily due to improved clarity in the timing of medical cost experience related to Health Care Reform product offerings, and increases in self-funded membership. The increase in operating gain was partially offset by fully-insured membership declines in our Local Group business and higher administrative costs to support our growth in membership.
The operating margin in 2015 was 13.5%, a 440 basis point increase over 2014, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,538.8, or 19.4%, to $9,480.1 in 2015. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through commencement of operations in new markets, including the acquisition of Simply Healthcare, Health Care Reform expansions and growth in existing markets. The increase in Medicaid premiums was further due to pricing increases designed to cover overall cost trends and the increase in the HIP Fee. The increase in operating revenue was further attributable to premium increases in our Medicare business as a result of price increases and the acquisition of Simply Healthcare, and increased benefit utilization and pricing in our FEP business.
Operating gain increased $84.8, or 35.4%, to $324.4 in 2015, primarily due to membership growth and improved medical cost performance in certain markets in our Medicaid business, partially offset by higher administrative costs to support our growth in membership.

The operating margin in 2015 was 3.4%, a 40 basis point increase over 2014, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2014 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2014, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2015, our critical accounting policies and estimates have not changed from those described in our 2014 Annual Report on Form 10-K.

New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued during the three months ended March 31, 2015, see the "Recent Accounting Guidance Not Yet Adopted" section of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Capital
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.
For additional information regarding our use of capital during the three months ended March 31, 2015, see Note 3, “Business Acquisition and Divestiture,” Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
The table below indicates the change in cash and cash equivalents for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
Cash flows provided by (used in):
Operating activities	$1,650.5	$1,387.5
Investing activities	(2,711.6)	(744.3)
Financing activities	311.9	(258.6)
Effect of foreign exchange rates on cash and cash equivalents	(5.5)	(0.3)
Increase in cash and cash equivalents	$(754.7)	$384.3
During the three months ended March 31, 2015, net cash flow provided by operating activities was $1,650.5, compared to $1,387.5 for the three months ended March 31, 2014, an increase of $263.0. This increase was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and Health Care Reform fees, and growth in membership. The increase in cash provided by operating activities was further attributable to payments in 2014 that did not recur in 2015 for the adjudication of claims relating to the New York State contract conversion from our fully-insured Local Group business to a self-funded ASO contract. The increase in cash provided by operating activities was partially offset by an increase in claims payments, primarily as a result of membership growth.
Net cash flow used in investing activities was $2,711.6 during the three months ended March 31, 2015, compared to $744.3 during the three months ended March 31, 2014. The increase in cash flow used in investing activities of $1,967.3 between the two periods primarily resulted from changes in cash flows relating to the purchase and sale of subsidiaries. During the three months ended March 31, 2015, cash was utilized for the purchase of Simply Healthcare. During the three months ended March 31, 2014, cash was provided by the sale of our 1-800 CONTACTS business and glasses.com related assets. The increase in cash flow used in investing activities was further attributable to an increase in net purchases of investments and by changes in securities lending collateral.
Net cash flow provided by financing activities was $311.9 during the three months ended March 31, 2015, compared to net cash flow used in financing activities of $258.6 during the three months ended March 31, 2014. The change in cash flow from financing activities of $570.5 primarily resulted from a decrease in common stock repurchases, an increase in net proceeds from commercial paper borrowings and an increase in securities lending payable, partially offset by changes in bank overdrafts and a decrease in net proceeds provided by short- and long-term borrowings.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $24,609.7 at March 31, 2015. Since December 31, 2014, total cash, cash equivalents and investments, including long-term investments, increased by $832.0 primarily due to cash generated from operations, net proceeds received from commercial paper borrowings, changes in securities lending payable and proceeds from issuance of common stock under employee stock plans. These increases were partially offset by common stock repurchases, the acquisition of Simply Healthcare, changes in securities lending collateral, cash dividends paid to shareholders and changes in bank overdrafts.
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

At March 31, 2015, we held $2,817.9 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.4% and 38.5% as of March 31, 2015 and December 31, 2014, respectively.
Our senior debt is rated “A-” by Standard & Poor’s, “BBB” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.
Future Sources and Uses of Liquidity
We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Substantially concurrent with the filing of this Quarterly Report on Form 10-Q, we filed a post-effective amendment to our shelf registration statement to register warrants, depositary shares, rights, stock purchase contracts and stock purchase units as additional securities that can be offered under the shelf registration statement. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansion.
We regularly review the appropriate use of capital, including acquisitions, common stock and debt security repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.
For additional information regarding our sources and uses of capital at March 31, 2015, see Note 3, “Business Acquisition and Divestiture,” Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2014 Annual Report on Form 10-K other than payments on long-term debt borrowings. See Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance

Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2014, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information," in our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our participation in the federal and state health insurance exchanges under Health Care Reform, which have experienced and continue to experience challenges due to implementation of initial and phased-in provisions of Health Care Reform, and which entail uncertainties associated with the mix and volume of business, particularly in our Individual and Small Group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at our industry and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of investigations, inquiries, claims and litigation related to the cyber attack we reported in February 2015; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2014 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2015, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2015 to January 31, 2015	1,509,573	$130.37	1,486,650	$5,497.8
February 1, 2015 to February 28, 2015	1,847,767	136.67	1,845,175	5,245.6
March 1, 2015 to March 31, 2015	2,852,157	142.20	2,323,053	4,917.6
	6,209,497		5,654,878

1
Total number of shares purchased includes 554,619 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended March 31, 2015, we repurchased 5,654,878 shares at a cost of $774.1 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. Between April 1, 2015 and April 14, 2015, we repurchased 515,571 shares at a cost of $79.9, bringing our current availability to $4,837.7 at April 14, 2015. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

ANTHEM, INC. Registrant

Date: April 29, 2015	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 29, 2015	By:	/S/ JOHN E. GALLINA
John E. Gallina Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

10.2*	(n) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015.

(o) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2015.

(p) Form of Incentive Compensation Plan Performance Share Award Agreement for 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.