Form 10-Q
period 2015-09-30
Anthem, Inc.
filed 2015-10-28
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 14, 2015
Common Stock, $0.01 par value	261,069,836 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,547.8	$2,151.7
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,807.3 and $17,120.4)	17,898.0	17,467.4
Equity securities (cost of $1,152.4 and $1,303.7)	1,515.9	1,906.6
Other invested assets, current	17.4	20.2
Accrued investment income	176.8	161.4
Premium and self-funded receivables	4,401.4	4,825.5
Other receivables	2,157.4	2,117.0
Income taxes receivable	—	308.9
Securities lending collateral	1,518.2	1,515.2
Deferred tax assets, net	428.5	280.4
Other current assets	1,878.0	1,473.9
Total current assets	31,539.4	32,228.2
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $563.5 and $500.7)	569.4	504.4
Equity securities (cost of $27.1 and $27.0)	30.3	31.5
Other invested assets, long-term	1,838.3	1,695.9
Property and equipment, net	1,930.8	1,944.3
Goodwill	17,550.6	17,082.0
Other intangible assets	8,215.5	7,958.1
Other noncurrent assets	661.3	512.3
Total assets	$62,335.6	$61,956.7

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,110.1	$6,861.2
Reserves for future policy benefits	69.2	68.1
Other policyholder liabilities	2,493.1	2,626.5
Total policy liabilities	9,672.4	9,555.8
Unearned income	945.1	1,078.1
Accounts payable and accrued expenses	3,293.3	3,651.8
Income taxes payable	3.6	—
Security trades pending payable	110.0	66.2
Securities lending payable	1,518.6	1,515.3
Short-term borrowings	540.0	400.0
Current portion of long-term debt	—	624.3
Other current liabilities	2,282.8	1,861.2
Total current liabilities	18,365.8	18,752.7
Long-term debt, less current portion	15,719.6	14,019.6
Reserves for future policy benefits, noncurrent	616.0	671.3
Deferred tax liabilities, net	3,169.4	3,226.0
Other noncurrent liabilities	1,228.7	1,035.8
Total liabilities	39,099.5	37,705.4

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 261,029,323 and 268,109,932	2.6	2.7
Additional paid-in capital	8,687.9	10,062.3
Retained earnings	14,761.8	14,014.4
Accumulated other comprehensive (loss) income	(216.2)	171.9
Total shareholders’ equity	23,236.1	24,251.3
Total liabilities and shareholders’ equity	$62,335.6	$61,956.7

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2015	2014	2015	2014
Revenues
Premiums	$18,513.0	$17,226.0	$54,639.8	$50,811.9
Administrative fees	1,249.6	1,134.4	3,706.2	3,404.3
Other revenue	8.8	10.3	35.1	29.3
Total operating revenue	19,771.4	18,370.7	58,381.1	54,245.5
Net investment income	161.2	174.4	515.5	546.6
Net realized (losses) gains on investments	(11.9)	25.7	126.9	133.2
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(26.6)	(19.4)	(68.2)	(41.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	7.5	5.6	13.3	6.4
Other-than-temporary impairment losses recognized in income	(19.1)	(13.8)	(54.9)	(35.5)
Total revenues	19,901.6	18,557.0	58,968.6	54,889.8
Expenses
Benefit expense	15,469.1	14,211.1	44,801.4	41,997.0
Selling, general and administrative expense:
Selling expense	359.1	374.3	1,091.1	1,133.8
General and administrative expense	2,721.3	2,594.0	8,175.3	7,581.8
Total selling, general and administrative expense	3,080.4	2,968.3	9,266.4	8,715.6
Interest expense	164.8	155.3	473.3	447.1
Amortization of other intangible assets	60.0	60.3	172.6	168.3
(Gain) loss on extinguishment of debt	(2.3)	74.8	(1.8)	80.8
Total expenses	18,772.0	17,469.8	54,711.9	51,408.8
Income from continuing operations before income tax expense	1,129.6	1,087.2	4,256.7	3,481.0
Income tax expense	474.8	456.3	1,877.6	1,427.6
Income from continuing operations	654.8	630.9	2,379.1	2,053.4
Income from discontinued operations, net of tax	—	—	—	9.6
Net income	$654.8	$630.9	$2,379.1	$2,063.0
Basic net income per share:
Basic - continuing operations	$2.51	$2.31	$9.03	$7.39
Basic - discontinued operations	—	—	—	0.03
Basic net income per share	$2.51	$2.31	$9.03	$7.42
Diluted net income per share:
Diluted - continuing operations	$2.43	$2.22	$8.66	$7.15
Diluted - discontinued operations	—	—	—	0.03
Diluted net income per share	$2.43	$2.22	$8.66	$7.18
Dividends per share	$0.6250	$0.4375	$1.8750	$1.3125

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2015	2014	2015	2014
Net income	$654.8	$630.9	$2,379.1	$2,063.0
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(141.2)	(133.3)	(322.0)	151.6
Change in non-credit component of other-than-temporary impairment losses on investments	(4.9)	(3.3)	(4.2)	(3.3)
Change in net unrealized gains/losses on cash flow hedges	(76.5)	(5.9)	(74.7)	(4.4)
Change in net periodic pension and postretirement costs	5.6	3.0	15.2	8.9
Foreign currency translation adjustments	0.4	(2.4)	(2.4)	(2.9)
Other comprehensive (loss) income	(216.6)	(141.9)	(388.1)	149.9
Total comprehensive income	$438.2	$489.0	$1,991.0	$2,212.9

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2015	2014
Operating activities
Net income	$2,379.1	$2,063.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(126.9)	(133.2)
Other-than-temporary impairment losses recognized in income	54.9	35.5
(Gain) loss on extinguishment of debt	(1.8)	80.8
Gain on disposal from discontinued operations	—	(3.2)
Loss on disposal of assets	13.8	0.4
Deferred income taxes	(12.8)	108.1
Amortization, net of accretion	598.6	563.0
Depreciation expense	78.0	79.9
Impairment of property and equipment	—	3.9
Share-based compensation	111.0	125.7
Excess tax benefits from share-based compensation	(92.5)	(39.9)
Changes in operating assets and liabilities:
Receivables, net	454.0	(1,020.7)
Other invested assets	11.7	(17.6)
Other assets	(616.8)	(309.2)
Policy liabilities	(27.4)	1,130.2
Unearned income	(166.5)	180.5
Accounts payable and accrued expenses	(303.6)	(10.5)
Other liabilities	469.3	231.4
Income taxes	363.1	68.0
Other, net	(18.3)	(71.9)
Net cash provided by operating activities	3,166.9	3,064.2
Investing activities
Purchases of fixed maturity securities	(7,937.8)	(7,498.8)
Proceeds from fixed maturity securities:
Sales	6,534.5	5,536.0
Maturities, calls and redemptions	1,017.5	1,016.4
Purchases of equity securities	(1,466.9)	(530.2)
Proceeds from sales of equity securities	1,252.4	370.8
Purchases of other invested assets	(250.6)	(138.9)
Proceeds from sales of other invested assets	59.6	76.4
Settlement of non-hedging derivatives	27.6	(67.4)
Changes in securities lending collateral	(3.3)	(728.6)
Purchase of subsidiary, net of cash acquired	(636.2)	—
Proceeds from sale of subsidiary, net of cash sold	—	740.0
Purchases of property and equipment	(408.3)	(410.6)
Proceeds from sales of property and equipment	35.3	—
Other, net	(6.0)	(0.1)
Net cash used in investing activities	(1,782.2)	(1,635.0)
Financing activities
Net proceeds from commercial paper borrowings	965.8	46.5
Proceeds from long-term borrowings	1,226.5	2,700.0
Repayments of long-term borrowings	(2,386.5)	(1,730.8)
Proceeds from short-term borrowings	2,660.0	1,750.0
Repayments of short-term borrowings	(2,520.0)	(2,050.0)
Changes in securities lending payable	3.3	728.5
Changes in bank overdrafts	(187.1)	(27.2)
Premiums paid on equity call options	(16.7)	—
Proceeds from sale of put options	16.6	—
Repurchase and retirement of common stock	(1,515.8)	(2,655.8)
Cash dividends	(493.5)	(363.1)
Proceeds from issuance of common stock under employee stock plans	169.9	268.4
Excess tax benefits from share-based compensation	92.5	39.9
Net cash used in financing activities	(1,985.0)	(1,293.6)
Effect of foreign exchange rates on cash and cash equivalents	(3.6)	(4.6)
Change in cash and cash equivalents	(603.9)	131.0
Cash and cash equivalents at beginning of period	2,151.7	1,586.9
Cash and cash equivalents at end of period	$1,547.8	$1,717.9
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2015	268.1	$2.7	$10,062.3	$14,014.4	$171.9	$24,251.3
Net income	—	—	—	2,379.1	—	2,379.1
Other comprehensive loss	—	—	—	—	(388.1)	(388.1)
Premiums for and settlement of equity options	—	—	(14.0)	—	—	(14.0)
Repurchase and retirement of common stock	(10.4)	(0.1)	(382.2)	(1,133.5)	—	(1,515.8)
Dividends and dividend equivalents	—	—	—	(498.2)	—	(498.2)
Issuance of common stock under employee stock plans, net of related tax benefits	3.3	—	247.8	—	—	247.8
Convertible debenture repurchases and conversions	—	—	(1,095.1)	—	—	(1,095.1)
Equity Units contract payments and issuance costs	—	—	(130.9)	—	—	(130.9)
September 30, 2015	261.0	$2.6	$8,687.9	$14,761.8	$(216.2)	$23,236.1

January 1, 2014	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2
Net income	—	—	—	2,063.0	—	2,063.0
Other comprehensive income	—	—	—	—	149.9	149.9
Settlement of equity options	—	—	(30.5)	—	—	(30.5)
Repurchase and retirement of common stock	(27.6)	(0.2)	(1,009.7)	(1,645.9)	—	(2,655.8)
Dividends and dividend equivalents	—	—	—	(367.2)	—	(367.2)
Issuance of common stock under employee stock plans, net of related tax benefits	4.8	—	369.4	—	—	369.4
September 30, 2014	270.5	$2.7	$10,094.4	$13,863.8	$333.1	$24,294.0

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2015
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “Anthem” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.7 medical members through our affiliated health plans as of September 30, 2015. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program, or FEP. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was divested on January 31, 2014.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2014 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Unless otherwise specified, all financial information presented in the accompanying consolidated financial statements and in the notes to consolidated financial statements relates only to our continuing operations, other than cash flows presented on the consolidated statements of cash flows. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 have been recorded. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.
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
Recently Adopted Accounting Guidance: In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The adoption of the provisions of ASU 2015-16 upon issuance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, or ASU 2014-11. This amendment requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates previous guidance for repurchase financings. The amendment also expands the disclosure requirements related to certain transactions accounted for as secured borrowings and certain transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments related to the accounting of, and disclosure requirements for, certain transactions accounted for as a sale became effective as of January 1, 2015 and did not have an impact on our consolidated financial position, results of operations, cash flows or disclosures. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings became effective as of April 1, 2015. See Note 4, "Investments - Securities Lending Programs," for additional disclosure information related to the adoption of ASU 2014-11.

Recent Accounting Guidance Not Yet Adopted: In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. We intend to adopt the provisions of ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. We continue to evaluate the effects the adoption of ASU 2014-09 will have on our financial statements and related disclosures for revenue transactions.
In May 2015, the FASB issued Accounting Standards Update No. 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, or ASU 2015-09. This amendment requires new and expanded disclosures in interim and annual reporting periods related to the liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The adoption of ASU 2015-09 will not impact our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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

3.	Business Acquisitions and Divestiture
Pending Acquisition of Cigna Corporation
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

Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We entered into a bridge facility commitment letter and a joinder agreement with a group of lenders which will provide up to $22,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $22,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. The Acquisition is expected to close in the second half of 2016 and is subject to certain state regulatory approvals, standard closing conditions, customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of both our and Cigna’s shareholders.
Acquisition of Simply Healthcare
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment.
In accordance with FASB accounting guidance for business combinations, the preliminary consideration transferred was allocated to the fair value of Simply Healthcare's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary non-tax-deductible goodwill of $463.1 at September 30, 2015, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of Simply Healthcare primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicaid and Medicare enrollees. As of September 30, 2015, the initial accounting for the acquisition has not been finalized as we anticipate future tax adjustments for the pre-acquisition periods. Any subsequent adjustments made to the assets acquired and liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. During the three months ended September 30, 2015, we recognized $3.4 of additional goodwill related to adjustments to current and deferred taxes for the pre-acquisition period and acquired intangible assets.
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
Divestiture of 1-800 CONTACTS
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
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $19.1 and $13.8 for the three months ended September 30, 2015 and 2014, respectively. Other-than-temporary impairment losses recognized in income totaled $54.9 and $35.5 for the nine months ended September 30, 2015 and 2014, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and nine months ended September 30, 2015 and 2014. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at September 30, 2015 and December 31, 2014 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2015
Fixed maturity securities:
United States Government securities	$301.2	$4.6	$(0.3)	$—	$305.5	$—
Government sponsored securities	80.9	1.1	—	—	82.0	—
States, municipalities and political subdivisions, tax-exempt	6,159.9	254.6	(9.7)	(5.6)	6,399.2	—
Corporate securities	8,889.5	92.2	(210.4)	(75.5)	8,695.8	(13.3)
Residential mortgage-backed securities	1,728.5	51.2	(3.5)	(4.9)	1,771.3	—
Commercial mortgage-backed securities	434.6	3.7	(1.7)	(0.3)	436.3	—
Other debt securities	776.2	6.1	(3.3)	(1.7)	777.3	—
Total fixed maturity securities	18,370.8	413.5	(228.9)	(88.0)	18,467.4	$(13.3)
Equity securities	1,179.5	416.4	(49.7)	—	1,546.2
Total investments, available-for-sale	$19,550.3	$829.9	$(278.6)	$(88.0)	$20,013.6
December 31, 2014
Fixed maturity securities:
United States Government securities	$315.7	$4.6	$(0.3)	$—	$320.0	$—
Government sponsored securities	94.6	0.8	—	(0.4)	95.0	—
States, municipalities and political subdivisions, tax-exempt	5,451.4	287.0	(1.8)	(3.0)	5,733.6	—
Corporate securities	8,335.9	162.9	(123.1)	(43.2)	8,332.5	(6.8)
Options embedded in convertible debt securities	98.7	—	—	—	98.7	—
Residential mortgage-backed securities	2,099.7	68.9	(1.0)	(8.6)	2,159.0	—
Commercial mortgage-backed securities	504.8	6.1	(0.6)	(0.4)	509.9	—
Other debt securities	720.3	6.1	(1.7)	(1.6)	723.1	—
Total fixed maturity securities	17,621.1	536.4	(128.5)	(57.2)	17,971.8	$(6.8)
Equity securities	1,330.7	618.5	(11.1)	—	1,938.1
Total investments, available-for-sale	$18,951.8	$1,154.9	$(139.6)	$(57.2)	$19,909.9
At September 30, 2015, we owned $2,207.6 of mortgage-backed securities and $723.0 of asset-backed securities out of a total available-for-sale investment portfolio of $20,013.6. These securities included sub-prime and Alt-A securities with fair values of $32.8 and $62.7, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.1 and $3.9, respectively. The average credit rating of the sub-prime and Alt-A securities was “CCC” and “CC”, respectively.

The following tables summarize for available-for-sale fixed maturity securities and available-for-sale equity securities in an unrealized loss position at September 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2015
Fixed maturity securities:
United States Government securities	13	$30.6	$(0.3)	2	$0.9	$—
Government sponsored securities	3	4.7	—	6	8.9	—
States, municipalities and political subdivisions, tax-exempt	245	666.8	(9.7)	39	77.8	(5.6)
Corporate securities	1,963	4,496.1	(210.4)	358	502.9	(75.5)
Residential mortgage-backed securities	151	370.9	(3.5)	108	171.6	(4.9)
Commercial mortgage-backed securities	50	161.6	(1.7)	14	29.0	(0.3)
Other debt securities	113	361.7	(3.3)	26	75.3	(1.7)
Total fixed maturity securities	2,538	6,092.4	(228.9)	553	866.4	(88.0)
Equity securities	899	295.4	(49.7)	—	—	—
Total fixed maturity and equity securities	3,437	$6,387.8	$(278.6)	553	$866.4	$(88.0)
December 31, 2014
Fixed maturity securities:
United States Government securities	17	$145.3	$(0.3)	2	$0.9	$—
Government sponsored securities	2	0.3	—	16	29.3	(0.4)
States, municipalities and political subdivisions, tax-exempt	136	315.6	(1.8)	80	174.3	(3.0)
Corporate securities	1,802	3,213.3	(123.1)	314	514.6	(43.2)
Residential mortgage-backed securities	78	155.0	(1.0)	186	398.3	(8.6)
Commercial mortgage-backed securities	43	156.2	(0.6)	10	33.2	(0.4)
Other debt securities	79	270.6	(1.7)	21	65.0	(1.6)
Total fixed maturity securities	2,157	4,256.3	(128.5)	629	1,215.6	(57.2)
Equity securities	407	125.4	(11.1)	—	—	—
Total fixed maturity and equity securities	2,564	$4,381.7	$(139.6)	629	$1,215.6	$(57.2)
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$367.6	$369.9
Due after one year through five years	4,729.9	4,734.5
Due after five years through ten years	5,557.2	5,584.9
Due after ten years	5,553.0	5,570.5
Mortgage-backed securities	2,163.1	2,207.6
Total available-for-sale fixed maturity securities	$18,370.8	$18,467.4

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Proceeds	$2,703.3	$2,038.2	$8,864.0	$6,999.6
Gross realized gains	49.5	32.4	331.6	221.5
Gross realized losses	(61.4)	(6.7)	(204.7)	(88.3)
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
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,518.2 and $1,515.3 at September 30, 2015 and December 31, 2014, respectively. The value of the collateral represented 103% of the market value of the securities on loan at September 30, 2015 and December 31, 2014. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported as “Securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.
The remaining contractual maturity of our securities lending agreements at September 30, 2015 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$33.7	$3.1	$7.1	$62.3	$106.2
Corporate securities	862.2	—	—	—	862.2
Equity securities	363.8	2.1	—	8.2	374.1
Other debt securities	176.1	—	—	—	176.1
Total	$1,435.8	$5.2	$7.1	$70.5	$1,518.6
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
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 is as follows:

	Level I	Level II	Level III	Total
September 30, 2015
Assets:
Cash equivalents	$551.7	$—	$—	$551.7
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	305.5	—	—	305.5
Government sponsored securities	—	82.0	—	82.0
States, municipalities and political subdivisions, tax-exempt	—	6,399.2	—	6,399.2
Corporate securities	133.2	8,376.5	186.1	8,695.8
Residential mortgage-backed securities	—	1,771.3	—	1,771.3
Commercial mortgage-backed securities	—	434.1	2.2	436.3
Other debt securities	56.1	720.2	1.0	777.3
Total fixed maturity securities	494.8	17,783.3	189.3	18,467.4
Equity securities	1,367.1	120.8	58.3	1,546.2
Other invested assets, current	17.4	—	—	17.4
Securities lending collateral	841.1	677.1	—	1,518.2
Derivatives excluding embedded options (reported with other assets)	—	140.6	—	140.6
Total assets	$3,272.1	$18,721.8	$247.6	$22,241.5
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(151.8)	$—	$(151.8)
Total liabilities	$—	$(151.8)	$—	$(151.8)

December 31, 2014
Assets:
Cash equivalents	$573.2	$—	$—	$573.2
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	320.0	—	—	320.0
Government sponsored securities	—	95.0	—	95.0
States, municipalities and political subdivisions, tax-exempt	—	5,733.6	—	5,733.6
Corporate securities	7.1	8,180.8	144.6	8,332.5
Options embedded in convertible debt securities	—	98.7	—	98.7
Residential mortgage-backed securities	—	2,159.0	—	2,159.0
Commercial mortgage-backed securities	—	506.6	3.3	509.9
Other debt securities	89.2	627.3	6.6	723.1
Total fixed maturity securities	416.3	17,401.0	154.5	17,971.8
Equity securities	1,696.9	192.9	48.3	1,938.1
Other invested assets, current	20.2	—	—	20.2
Securities lending collateral	808.3	706.9	—	1,515.2
Derivatives excluding embedded options (reported with other assets)	—	224.8	—	224.8
Total assets	$3,514.9	$18,525.6	$202.8	$22,243.3
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(260.4)	$—	$(260.4)
Total liabilities	$—	$(260.4)	$—	$(260.4)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2015 and 2014 is as follows:

	Corporate Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Three months ended September 30, 2015
Beginning balance at July 1, 2015	$192.4	$2.8	$6.3	$54.1	$—	$255.6
Total gains (losses):
Recognized in net income	0.3	—	—	—	—	0.3
Recognized in accumulated other comprehensive income	0.3	—	—	3.4	—	3.7
Purchases	10.1	1.1	—	8.9	—	20.1
Sales	(6.1)	(1.1)	—	(8.1)	—	(15.3)
Settlements	(2.1)	(0.6)	(0.1)	—	—	(2.8)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	(8.8)	—	(5.2)	—	—	(14.0)
Ending balance at September 30, 2015	$186.1	$2.2	$1.0	$58.3	$—	$247.6
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2015	$—	$—	$—	$—	$—	$—

Three months ended September 30, 2014
Beginning balance at July 1, 2014	$150.4	$3.6	$17.8	$43.1	$32.2	$247.1
Total gains (losses):
Recognized in net income	(0.8)	—	—	—	(32.2)	(33.0)
Recognized in accumulated other comprehensive income	(0.5)	—	0.1	0.1	—	(0.3)
Purchases	19.6	—	3.5	0.1	—	23.2
Sales	(20.8)	—	(1.6)	(0.1)	—	(22.5)
Settlements	(3.0)	(0.2)	—	—	—	(3.2)
Transfers into Level III	0.6	—	—	—	—	0.6
Transfers out of Level III	—	—	(11.1)	—	—	(11.1)
Ending balance at September 30, 2014	$145.5	$3.4	$8.7	$43.2	$—	$200.8
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2014	$(3.5)	$—	$—	$—	$—	$(3.5)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2015 and 2014 is as follows:

	Corporate Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Nine Months Ended September 30, 2015
Beginning balance at January 1, 2015	$144.6	$3.3	$6.6	$48.3	$—	$202.8
Total gains (losses):
Recognized in net income	(0.7)	—	0.2	(1.2)	—	(1.7)
Recognized in accumulated other comprehensive income	3.3	—	(0.2)	4.3	—	7.4
Purchases	99.7	1.1	3.7	20.7	—	125.2
Sales	(10.2)	(1.1)	(0.9)	(13.8)	—	(26.0)
Settlements	(27.0)	(1.1)	(0.2)	—	—	(28.3)
Transfers into Level III	4.9	—	—	—	—	4.9
Transfers out of Level III	(28.5)	—	(8.2)	—	—	(36.7)
Ending balance at September 30, 2015	$186.1	$2.2	$1.0	$58.3	$—	$247.6
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2015	$(0.6)	$—	$—	$(1.0)	$—	$(1.6)

Nine Months Ended September 30, 2014
Beginning balance at January 1, 2014	$115.2	$6.5	$14.8	$41.4	$—	$177.9
Total gains (losses):
Recognized in net income	(7.1)	—	—	(0.7)	—	(7.8)
Recognized in accumulated other comprehensive income	12.2	—	0.4	1.4	—	14.0
Purchases	40.5	3.6	6.5	10.8	—	61.4
Sales	(27.0)	—	(1.6)	(9.7)	—	(38.3)
Settlements	(6.6)	(3.6)	(0.3)	—	—	(10.5)
Transfers into Level III	24.8	—	—	—	—	24.8
Transfers out of Level III	(6.5)	(3.1)	(11.1)	—	—	(20.7)
Ending balance at September 30, 2014	$145.5	$3.4	$8.7	$43.2	$—	$200.8
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2014	$(11.1)	$—	$—	$(0.7)	$—	$(11.8)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three and nine months ended September 30, 2015 or 2014.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestiture”, we completed our acquisition of Simply Healthcare on February 17, 2015. The values of net assets acquired in our acquisition of Simply Healthcare and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Simply Healthcare's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Simply Healthcare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Simply Healthcare described above, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2015 or 2014.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2015 or 2014.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2015
Assets:
Other invested assets, long-term	$1,838.3	$—	$—	$1,838.3	$1,838.3
Liabilities:
Debt:
Short-term borrowings	540.0	—	540.0	—	540.0
Commercial paper	965.8	—	965.8	—	965.8
Notes	14,315.1	—	14,783.4	—	14,783.4
Convertible debentures	438.7	—	1,286.5	—	1,286.5

December 31, 2014
Assets:
Other invested assets, long-term	$1,695.9	$—	$—	$1,695.9	$1,695.9
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Notes	13,687.5	—	14,794.8	—	14,794.8
Convertible debentures	956.4	—	2,581.9	—	2,581.9

6.	Income Taxes
During the three months ended September 30, 2015 and 2014, we recognized income tax expense of $474.8 and $456.3, respectively. The increase in income tax expense was primarily due to the increase of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, and increased income before income taxes. For the three months ended September 30, 2015 and 2014, the HIP Fee resulted in additional income tax expense of $89.3 and $73.5, respectively. The effective income tax rate was 42.0% for both the three months ended September 30, 2015 and 2014.
During the nine months ended September 30, 2015 and 2014, we recognized income tax expense of $1,877.6 and $1,427.6, respectively, which represents effective tax rates of 44.1% and 41.0%, respectively. The increase in income tax expense was primarily due to increased income before income taxes and the increase of the non-tax deductible HIP Fee. For the nine months ended September 30, 2015 and 2014, the HIP Fee resulted in additional income tax expense of $316.8 and $234.5, respectively. The increase was further impacted due to favorable 2014 discrete tax adjustments related to state income tax audits, including refund claims filed. The increase in the effective tax rate was primarily due to the increase of the non-tax deductible HIP Fee and the favorable 2014 discrete tax adjustments.

7.	Retirement Benefits
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the three months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$3.3	$3.2	$0.5	$0.8
Interest cost	17.1	18.5	5.9	6.6
Expected return on assets	(35.8)	(34.4)	(6.0)	(5.8)
Recognized actuarial loss	6.4	5.3	3.8	2.3
Settlement loss	2.7	1.3	—	—
Amortization of prior service credit	(0.1)	(0.2)	(3.6)	(3.6)
Net periodic (credit) benefit cost	$(6.4)	$(6.3)	$0.6	$0.3
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the nine months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$9.9	$9.7	$1.6	$2.4
Interest cost	51.2	55.5	17.6	19.7
Expected return on assets	(107.4)	(103.1)	(17.8)	(17.5)
Recognized actuarial loss	19.3	15.8	11.4	7.0
Settlement loss	5.7	3.8	—	—
Amortization of prior service credit	(0.5)	(0.6)	(10.8)	(10.8)
Net periodic (credit) benefit cost	$(21.8)	$(18.9)	$2.0	$0.8
For the year ending December 31, 2015, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the nine months ended September 30, 2015 or 2014.

8.	Debt
The carrying value of long-term debt at September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
Senior unsecured notes:
1.250%, due 2015	$—	$624.3
2.375%, due 2017	400.0	398.9
5.875%, due 2017	527.4	526.7
1.875%, due 2018	623.0	616.4
2.300%, due 2018	645.5	644.3
2.250%, due 2019	843.5	842.1
7.000%, due 2019	438.8	438.5
4.350%, due 2020	708.1	695.3
3.700%, due 2021	696.1	695.6
3.125%, due 2022	842.4	841.6
3.300%, due 2023	991.9	991.2
3.500%, due 2024	790.6	789.8
5.950%, due 2034	444.5	444.4
5.850%, due 2036	767.9	767.7
6.375%, due 2037	639.5	639.3
5.800%, due 2040	193.8	206.4
4.625%, due 2042	885.7	885.4
4.650%, due 2043	985.4	985.0
4.650%, due 2044	790.4	790.1
5.100%, due 2044	593.3	593.1
4.850%, due 2054	246.6	246.5
Remarketable subordinated notes:
1.900%, due 2028	1,235.8	—
Surplus notes:
9.000%, due 2027	24.9	24.9
Senior convertible debentures:
2.750%, due 2042	438.7	956.4
Variable rate debt:
Commercial paper program	965.8	—
Total long-term debt	15,719.6	14,643.9
Current portion of long-term debt	—	(624.3)
Long-term debt, less current portion	$15,719.6	$14,019.6

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2015, we had $13,054.4 outstanding under these notes. On September 10, 2015, we redeemed, upon maturity, the $625.0 outstanding principal balance of our 1.25% Notes due 2015. Additionally, during the nine months ended September 30, 2015, we repurchased $13.0 of outstanding principal balance of certain senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt of $3.4.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. We received $1,228.8 in cash proceeds from the issuance of the Equity Units, net of underwriting discounts and commissions and offering expenses payable by us, and recorded $1,250.0 in long-term debt. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of a portion of our outstanding senior convertible debentures due 2042. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.805 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.805 per share but greater than $143.865 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.865, the settlement rate will be 0.3475 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the re-marketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At September 30, 2015, the present value of the stock purchase contract liability was $112.3 and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part the contract adjustment payments but not beyond the contract settlement date and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at September 30, 2015.
On August 25, 2015, we terminated our $2,000.0 senior revolving credit facility, initially scheduled to mature on September 29, 2016, and entered into a new $3,500.0 senior revolving credit facility, or the Facility, with a group of lenders. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined percentage rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. The Facility matures on August 25, 2020 and is available for general corporate purposes. There were no amounts outstanding under either senior revolving credit facility at any time during the three and nine months ended September 30, 2015.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2015, we had $965.8 outstanding under this program.

We have outstanding senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. During the three and nine months ended September 30, 2015, we repurchased $50.0 and $750.5, respectively, of aggregate principal balance of the Debentures. In addition, during the three and nine months ended September 30, 2015, $0.1 and $66.6 aggregate principal balance was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture governing the Debentures. We elected to settle the excess of the principal amount of the repurchases and the conversions with cash for total payments during the three and nine months ended September 30, 2015 of $98.7 and $1,745.0, respectively. We recognized a gain on the extinguishment of debt related to the Debentures of $2.3 and $5.2, respectively, for the three and nine months ended September 30, 2015, based on the fair values of the debt on the repurchase and conversion settlement dates. The following table summarizes at September 30, 2015 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$683.0
Unamortized debt discount	$236.3
Net debt carrying amount	$438.7
Equity component carrying amount	$247.5
Conversion rate (shares of common stock per $1,000 of principal amount)	13.4551
Effective conversion price (per $1,000 of principal amount)	$74.3207
We have $540.0 in outstanding short-term borrowings from various Federal Home Loan Banks at September 30, 2015 with fixed interest rates of 0.374%.
During the nine months ended September 30, 2015, we entered into a series of forward starting pay fixed interest rate swaps in the notional amount of $2,750.0, with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. The net unrecognized hedge losses for these and other cash flow hedges included in accumulated other comprehensive (loss) income were $110.6 and $35.9 at September 30, 2015 and December 31, 2014, respectively.
During the three months ended September 30, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. The commitment of the lenders to provide the bridge facility and term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions and Divestiture.”

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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or Anthem Insurance. The lawsuit names Anthem Insurance as well as Anthem, Inc. and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. Anthem Insurance’s 2001 Plan of Conversion, or the Plan, provided for the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, Anthem Insurance distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that Anthem Insurance distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The trial court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Supreme Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. On August 19, 2013, the trial court denied plaintiffs' motion for summary judgment. The trial court deferred a final ruling on our motion for summary judgment. On March 6, 2014, the trial court denied our motion for summary judgment finding that an issue of material fact existed. A trial on liability commenced on October 14, 2014 and concluded on October 16, 2014. On June 12, 2015, the court entered judgment for Anthem Insurance on all issues, finding that (1) Anthem Insurance correctly determined the State to be an ESM, not Plaintiffs; (2) Anthem Insurance acted in good faith in making this determination, while Plaintiffs failed to present sufficient evidence to override a presumption that Anthem Insurance’s ESM determination was correct; and (3) Plaintiffs failed to prove the breach of any contractual obligation. On July 1, 2015, Plaintiffs filed a notice of appeal from the judgment entered for Anthem Insurance. We intend to vigorously seek the affirmation of the trial court's judgment; however, the suit's ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. (n/k/a Anthem, Inc.) Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013 seeking six different classes. Following expert discovery and briefing, oral argument was held on the motion. In late 2014, the court denied the plaintiffs' motion for class certification in its entirety. The California subscriber plaintiffs filed a motion for leave to file a renewed motion for class certification with more narrowly defined proposed classes, which the court denied. The parties have a January 2016 deadline for filing motions for summary judgment. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the physician plaintiffs and certain medical association plaintiffs based on prior litigation releases, which was granted in 2011. The Florida Court ordered those plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians and some of the medical associations did not dismiss their barred claims. The Florida Court found those enjoined plaintiffs in contempt and sanctioned them in July 2012. Those plaintiffs appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit upheld the Florida court’s enforcement of the injunction as it relates to the plaintiffs’ RICO and antitrust claims, but vacated it as it relates to certain ERISA claims. The plaintiffs filed a petition for rehearing en banc as to the antitrust claims only, which was denied. The plaintiffs then filed a petition for writ of certiorari with the U.S. Supreme Court. The American Medical Association filed an amicus brief in support of the petition. The U.S. Supreme Court denied the petition on February 23, 2015. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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
Our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, has been named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS143436, Second Appellate District Court Case No. B255455. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. On September 25, 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that an HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. On October 9, 2015, BCC filed a petition for rehearing in the Court of Appeal which was denied on October 14, 2015. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at September 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. State and federal agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation on February 10, 2015 and was subsequently heard by the Panel on May 28, 2015. On June 8, 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California. The U.S. District Court entered its Case Management Order on September 11, 2015.
We have contingency plans and insurance coverage for certain expenses and potential liabilities of this nature. The coverage has been sufficient to cover the majority of claims and liabilities incurred to date. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation. The Insurance Commissioner filed an initial plan of rehabilitation on April 30, 2013, an amended plan on August 8, 2014 and a second amended plan on October 8, 2014. The state court commenced a hearing in connection with the second amended plan on July 13, 2015, which hearing has been adjourned until February 16, 2016. Also, on July 20, 2015, the Pennsylvania Supreme Court affirmed the state court's decision to deny the petition for liquidation. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments, and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, whereby Express Scripts is the exclusive provider of pharmacy benefit management, or PBM, services to our plans, excluding certain self-insured members which have exclusive agreements with different PBM service providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at September 30, 2015.
During December 2014, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at September 30, 2015 was $407.4 through March 31, 2020. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at September 30, 2015 was $31.4 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of September 30, 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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
A summary of the cash dividend activity for the nine months ended September 30, 2015 and 2014 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2015
January 27, 2015	March 10, 2015	March 25, 2015	$0.6250	$166.6
April 28, 2015	June 10, 2015	June 25, 2015	$0.6250	$163.9
July 28, 2015	September 10, 2015	September 25, 2015	$0.6250	$163.0

Nine Months Ended September 30, 2014
January 28, 2014	March 10, 2014	March 25, 2014	$0.4375	$123.4
April 29, 2014	June 10, 2014	June 25, 2014	$0.4375	$120.5
July 29, 2014	September 10, 2014	September 25, 2014	$0.4375	$119.2
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
A summary of common stock repurchases for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30
	2015	2014
Shares repurchased	10.4	27.6
Average price per share	$145.50	$96.20
Aggregate cost	$1,515.8	$2,655.8
Authorization remaining at the end of each period	$4,175.9	$1,034.8

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
During the nine months ended September 30, 2015, we entered into a series of call and put options with certain counterparties to repurchase shares of our common stock. We exercised call options that enabled us to repurchase 2.1 shares of our common stock at an average strike price of $135.03. In order to set the call option strike prices below our market price at inception on certain of these options, we sold 5.3 put options, the majority containing an average strike price equal to the call options. During the three and nine months ended September 30, 2015, 2.1 and 4.6 put options expired unexercised, respectively. The remaining 0.7 put options were assigned to us during the three and nine months ended September 30, 2015, resulting in our repurchase of 0.7 shares of our common stock at an average share price of $143.89. Based on FASB guidance, the initial value of the call options was recognized as a reduction of shareholders' equity and the initial value of the put options was recognized as a liability.
For additional information regarding the use of capital for debt security repurchases, see Note 8, “Debt.”
Equity Units
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. For additional information relating to the Equity Units, see Note 8, “Debt.”
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	7.3	$70.30
Granted	1.3	146.91
Exercised	(2.2)	67.84
Forfeited or expired	(0.2)	98.52
Outstanding at September 30, 2015	6.2	86.60	4.54	$337.7
Exercisable at September 30, 2015	4.0	71.60	3.08	$275.0
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2015 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2015	3.6	$75.63
Granted	0.9	147.22
Vested	(1.7)	72.29
Forfeited	(0.1)	99.69
Nonvested at September 30, 2015	2.7	100.91

Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2015 and 2014:

	2015	2014
Risk-free interest rate	1.96%	2.16%
Volatility factor	31.00%	35.00%
Quarterly dividend yield	0.425%	0.500%
Weighted-average expected life (years)	4.00	3.75
The following weighted-average fair values were determined for the nine months ended September 30, 2015 and 2014:

	2015	2014
Options granted during the period	$34.02	$22.40
Restricted stock awards granted during the period	147.22	90.37

11.	Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at September 30, 2015 and 2014 is as follows:

	2015	2014
Investments:
Gross unrealized gains	$829.9	$1,140.2
Gross unrealized losses	(366.6)	(134.6)
Net pre-tax unrealized gains	463.3	1,005.6
Deferred tax liability	(157.7)	(345.0)
Net unrealized gains on investments	305.6	660.6
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(13.3)	(5.9)
Deferred tax asset	4.7	2.1
Net unrealized non-credit component of other-than-temporary impairments on investments	(8.6)	(3.8)
Cash flow hedges:
Gross unrealized losses	(170.2)	(56.5)
Deferred tax asset	59.6	19.8
Net unrealized losses on cash flow hedges	(110.6)	(36.7)
Defined benefit pension plans:
Deferred net actuarial loss	(538.8)	(424.2)
Deferred prior service credits	1.8	18.9
Deferred tax asset	213.4	162.3
Net unrecognized periodic benefit costs for defined benefit pension plans	(323.6)	(243.0)
Postretirement benefit plans:
Deferred net actuarial loss	(199.8)	(150.0)
Deferred prior service credits	77.2	79.0
Deferred tax asset	48.8	28.4
Net unrecognized periodic benefit costs for postretirement benefit plans	(73.8)	(42.6)
Foreign currency translation adjustments:
Gross unrealized losses	(8.0)	(2.1)
Deferred tax asset	2.8	0.7
Net unrealized losses on foreign currency translation adjustments	(5.2)	(1.4)
Accumulated other comprehensive (loss) income	$(216.2)	$333.1

Other comprehensive (loss) income reclassification adjustments for the three months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Investments:
Net holding loss on investment securities arising during the period, net of tax benefit of $94.5 and $76.7, respectively	$(161.3)	$(125.6)
Reclassification adjustment for net realized (loss) gain on investment securities, net of tax benefit (expense) of $10.9 and ($4.2), respectively	20.1	(7.7)
Total reclassification adjustment on investments	(141.2)	(133.3)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $2.7 and $1.8, respectively	(4.9)	(3.3)
Cash flow hedges:
Holding loss, net of tax benefit of $41.3 and $3.2, respectively	(76.5)	(5.9)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($3.7) and ($2.0), respectively	5.6	3.0
Foreign currency translation adjustment, net of tax (expense) benefit of ($0.2) and $1.3, respectively	0.4	(2.4)
Net loss recognized in other comprehensive income, net of tax benefit of $123.7 and $85.2, respectively	$(216.6)	$(141.9)
Other comprehensive (loss) income reclassification adjustments for the nine months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $147.6 and ($111.8), respectively	$(275.2)	$215.1
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($25.2) and ($34.2), respectively	(46.8)	(63.5)
Total reclassification adjustment on investments	(322.0)	151.6
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $2.3 and $1.8, respectively	(4.2)	(3.3)
Cash flow hedges:
Holding loss, net of tax benefit of $40.3 and $2.4, respectively	(74.7)	(4.4)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($10.0) and ($6.2), respectively	15.2	8.9
Foreign currency translation adjustment, net of tax benefit of $1.3 and $1.4, respectively	(2.4)	(2.9)
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $206.7 and ($78.2), respectively	$(388.1)	$149.9

12.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Denominator for basic earnings per share – weighted-average shares	261.3	273.0	263.6	278.1
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	7.9	11.1	11.0	9.4
Denominator for diluted earnings per share	269.2	284.1	274.6	287.5
During the three months ended September 30, 2015 and 2014, weighted-average shares related to certain stock options of 1.0 and 0.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2015 and 2014, weighted-average shares related to certain stock options of 0.9 and 0.7, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for the three and nine months ended September 30, 2015, as the dilutive stock price threshold was not met.
During the nine months ended September 30, 2015, we issued approximately 0.9 restricted stock units under our stock incentive plans, 0.4 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2015 through 2017. During the nine months ended September 30, 2014, we issued approximately 1.4 restricted stock units under our stock incentive plans, 0.7 of which vesting was contingent upon us meeting specified annual operating gain targets for 2014. We did not issue any material amounts of restricted stock units under our stock incentive plans during the three months ended September 30, 2015 or 2014. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met.

13.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.
Financial data by reportable segment for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Three months ended September 30, 2015
Operating revenue	$9,433.1	$10,333.1	$5.2	$19,771.4
Operating gain (loss)	619.2	626.6	(23.9)	1,221.9
Three months ended September 30, 2014
Operating revenue	$9,809.1	$8,555.4	$6.2	$18,370.7
Operating gain (loss)	915.7	283.9	(8.3)	1,191.3
Nine Months Ended September 30, 2015
Operating revenue	$28,168.2	$30,198.2	$14.7	$58,381.1
Operating gain (loss)	2,798.2	1,560.7	(45.6)	4,313.3
Nine Months Ended September 30, 2014
Operating revenue	$29,471.6	$24,756.0	$17.9	$54,245.5
Operating gain (loss)	2,721.4	837.0	(25.5)	3,532.9

A reconciliation of reportable segments operating revenues, a non-GAAP measure, to the amounts of total revenues included in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Reportable segments operating revenues	$19,771.4	$18,370.7	$58,381.1	$54,245.5
Net investment income	161.2	174.4	515.5	546.6
Net realized (losses) gains on investments	(11.9)	25.7	126.9	133.2
Other-than-temporary impairment losses recognized in income	(19.1)	(13.8)	(54.9)	(35.5)
Total revenues	$19,901.6	$18,557.0	$58,968.6	$54,889.8
A reconciliation of reportable segments operating gain, a non-GAAP measure, to income from continuing operations before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Reportable segments operating gain	$1,221.9	$1,191.3	$4,313.3	$3,532.9
Net investment income	161.2	174.4	515.5	546.6
Net realized (losses) gains on investments	(11.9)	25.7	126.9	133.2
Other-than-temporary impairment losses recognized in income	(19.1)	(13.8)	(54.9)	(35.5)
Interest expense	(164.8)	(155.3)	(473.3)	(447.1)
Amortization of other intangible assets	(60.0)	(60.3)	(172.6)	(168.3)
Gain (loss) on extinguishment of debt	2.3	(74.8)	1.8	(80.8)
Income from continuing operations before income tax expense	$1,129.6	$1,087.2	$4,256.7	$3,481.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014 and the MD&A included in our 2014 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2015 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2015 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2015. Also see Part I, Item 1A, “Risk Factors” of our 2014 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We entered into a bridge facility commitment letter and a joinder agreement with a group of lenders which will provide up to $22,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $22,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. We expect that our pro forma debt-to-capital ratio will approximate 49% at the closing of the acquisition and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing. We also expect to maintain our common stock dividend and we will maintain flexibility with our share repurchase program, but we would generally expect to suspend our share repurchase program for the current year. The

Acquisition is expected to close in the second half of 2016 and is subject to certain state regulatory approvals, standard closing conditions, customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of both our and Cigna's shareholders.
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
On February 17, 2015, we completed our acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment. For additional information about this acquisition, see Note 3, “Business Acquisitions and Divestiture - Acquisition of Simply Healthcare,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
On January 31, 2014, we sold our 1-800 CONTACTS, Inc. business and our glasses.com related assets (collectively, 1-800 CONTACTS). The operating results for 1-800 CONTACTS for the one month ended January 31, 2014 are reported as discontinued operations. These results were previously reported in the Commercial and Specialty Business segment. Unless otherwise specified, all financial and membership information, other than cash flows, disclosed in this MD&A is from continuing operations. In accordance with Financial Accounting Standards Board, or FASB, guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, "Business Acquisitions and Divestiture - 1-800 CONTACTS," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q and Note 3, “Business Acquisitions and Divestitures," included in our 2014 Annual Report on Form 10-K.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also with new financial and regulatory challenges. Beginning in 2014, Health Care Reform imposed a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2014 was $8,000.0, and increases to $11,300.0 for 2015 and 2016, $13,900.0 for 2017 and $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee for 2015 and 2014 was $1,207.5 and $893.3, respectively. For the three and nine months ended September 30, 2015, we recognized $254.9 and $905.0, respectively, as general and administrative expense related to the HIP Fee. For the three and nine months ended September 30, 2014, we recognized $210.0 and $670.0, respectively, as general and administrative expense related to the HIP Fee. As a result of the complexity of Health Care Reform, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform rules, we will continue to evaluate the impact of Health Care Reform as additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.

Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.7 medical members through our affiliated health plans as of September 30, 2015. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in the states of South Carolina and Texas. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. We conduct business through our recently acquired Simply Healthcare subsidiary in the state of Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with the state of Massachusetts), and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Operating revenue for the three months ended September 30, 2015 was $19,771.4, an increase of $1,400.7, or 7.6%, from the three months ended September 30, 2014. Operating revenue for the nine months ended September 30, 2015 was $58,381.1, an increase of $4,135.6, or 7.6%, from the nine months ended September 30, 2014. The increase in operating revenue for the three and nine months ended September 30, 2015 compared to 2014 was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, increased administrative fees in both our Commercial and Specialty Business and Government Business segments. These increases were partially offset by lower premium revenue in our Commercial and Specialty Business segment.
Net income for the three months ended September 30, 2015 was $654.8, an increase of $23.9, or 3.8%, from the three months ended September 30, 2014. The increase in net income was primarily due to improved operating results in our Government Business segment and a decrease in realized losses on the early extinguishment of debt. The increase in net income was partially offset by lower operating results in our Commercial and Specialty Business segment, a decrease in earnings from investment activities, an increase in income taxes and an increase in interest expense. Our fully-diluted earnings per share, or EPS, was $2.43 for the three months ended September 30, 2015, which represented a 9.5% increase from the EPS of $2.22 for the three months ended September 30, 2014. The increase in EPS resulted from the lower number of shares outstanding in 2015 and the increase in net income.
Net income for the nine months ended September 30, 2015 was $2,379.1, an increase of $316.1, or 15.3%, from the nine months ended September 30, 2014. The increase in net income was primarily due to improved operating results in our Government Business segment, a decrease in realized losses on the early extinguishment of debt and improved operating results in our Commercial and Specialty Business segment. The increase in net income was partially offset by higher income taxes, a decrease in earnings from investment activities and an increase in interest expense. Our fully-diluted earnings per share, or EPS, was $8.66 for the nine months ended September 30, 2015, which represented a 20.6% increase from the EPS of $7.18 for the nine months ended September 30, 2014. The increase in EPS resulted from the increase in net income and the lower number of shares outstanding in 2015.
Operating cash flow for the nine months ended September 30, 2015 and 2014 was $3,166.9 and $3,064.2, respectively. The increase in operating cash flow from 2014 of $102.7 was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and the HIP Fee, and growth in membership. The increase in cash provided by operating activities was further attributable to the receipt of the reinsurance recoveries payment related to the 2014 Health Care Reform reinsurance premium stabilization program, the increase in net income and payments made in 2014 that did not recur in 2015 for the adjudication of claims relating to the New York State contract conversion from our fully-insured Local Group business to a self-funded ASO contract. The increase in cash provided by operating activities was partially offset by an increase in claims payments, primarily as a result of membership growth, an increase in income tax payments and an increase in the annual HIP Fee payment.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2015 and 2014. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands)	2015	2014	Change	% Change
Medical Membership
Customer Type
Local Group	15,248	15,163	85	0.6%
Individual	1,745	1,914	(169)	(8.8)%
National:
National Accounts	7,370	7,169	201	2.8%
BlueCard®	5,465	5,268	197	3.7%
Total National	12,835	12,437	398	3.2%
Medicare	1,441	1,402	39	2.8%
Medicaid	5,863	5,077	786	15.5%
FEP	1,569	1,538	31	2.0%
Total Medical Membership by Customer Type	38,701	37,531	1,170	3.1%
Funding Arrangement
Self-Funded	23,719	22,767	952	4.2%
Fully-Insured	14,982	14,764	218	1.5%
Total Medical Membership by Funding Arrangement	38,701	37,531	1,170	3.1%
Reportable Segment
Commercial and Specialty Business	29,828	29,514	314	1.1%
Government Business	8,873	8,017	856	10.7%
Total Medical Membership by Reportable Segment	38,701	37,531	1,170	3.1%
Other Membership & Customers
Life and Disability Members	4,815	4,783	32	0.7%
Dental Members	5,137	4,973	164	3.3%
Dental Administration Members	5,304	4,898	406	8.3%
Vision Members	5,513	5,101	412	8.1%
Medicare Advantage Part D Members	619	682	(63)	(9.2)%
Medicare Part D Standalone Members	372	475	(103)	(21.7)%
Medical Membership (in thousands)
For the twelve months ended September 30, 2015, total medical membership increased 1,170, or 3.1%, primarily due to increases in our Medicaid, National Accounts and BlueCard® membership, partially offset by decreases in our Individual business.
Self-funded medical membership increased 952, or 4.2%, primarily due to increases in our Local Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded ASO contracts, and growth in our BlueCard® and National Accounts membership.
Fully-insured membership increased 218, or 1.5%, primarily due to growth in our Medicaid and Medicare businesses including membership acquired with the acquisition of Simply Healthcare, and increased sales in our Individual business ACA-compliant on- and off-exchange product offerings. These increases were partially offset by lapses in Individual business non-ACA-compliant product offerings; Local Group fully-insured membership declines, largely driven by conversions of fully-insured contracts to self-funded ASO contracts; and our decision to exit the state of Georgia employer group Medicare product offering.
Local Group membership increased 85, or 0.6%, primarily due to increases in our self-funded accounts. The increase in membership was partially offset by attrition in our Small Group line of business resulting from product mix changes as members moved into Health Care Reform product offerings and competitive pressures. The increase was further offset by fully-insured membership declines resulting from our decision to exit the state of Georgia employer group Medicare product offering.
Individual membership decreased 169, or 8.8%, primarily due to lapses in non-ACA-compliant product offerings, partially offset by increased sales in ACA-compliant on- and off-exchange product offerings.
National Accounts membership increased 201, or 2.8%, primarily due to new sales and in-group change, partially offset by lapses.
BlueCard® membership increased 197, or 3.7%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 39, or 2.8%, primarily due to commencement of operations in new dual eligible markets and membership acquired through the acquisition of Simply Healthcare.
Medicaid membership increased 786, or 15.5%, primarily due to commencement of operations in new markets including membership acquired through the acquisition of Simply Healthcare, growth through Health Care Reform expansions and growth in existing markets.
FEP membership increased 31, or 2.0%, primarily due to higher sales during open enrollment.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership increased 32, or 0.7%, primarily due to growth in our Local Group business.
Dental membership increased 164, or 3.3%, primarily due to growth in our Local Group and Individual exchange products, partially offset by lapses in our Individual and Local Group off-exchange products.
Dental administration membership increased 406, or 8.3%, primarily due to the acquisition of a large managed dental contract pursuant to which we provide dental administrative services.
Vision membership increased 412, or 8.1%, primarily due to increased sales and penetration in our Medicare business, and growth in our Local Group, National Accounts and Individual businesses. These increases were partially offset by lapses in our off-exchange Local Group and Individual businesses.
Medicare Advantage Part D membership decreased 63, or 9.2%, primarily due to membership declines resulting from our decision to exit the state of Georgia employer group Medicare product offering, partially offset by commencement of operations in new dual eligible markets and membership acquired through the acquisition of Simply Healthcare.
Medicare Part D standalone membership decreased 103, or 21.7%, primarily due to our product repositioning strategies and select strategic actions in certain markets.

Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2015 for our Local Group fully-insured business only.
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

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2015 vs. 2014		2015 vs. 2014
	2015	2014	2015	2014	$	%	$	%
Total operating revenue	$19,771.4	$18,370.7	$58,381.1	$54,245.5	$1,400.7	7.6%	$4,135.6	7.6%
Net investment income	161.2	174.4	515.5	546.6	(13.2)	(7.6)%	(31.1)	(5.7)%
Net realized (losses) gains on investments	(11.9)	25.7	126.9	133.2	(37.6)	(146.3)%	(6.3)	(4.7)%
Other-than-temporary impairment losses on investments	(19.1)	(13.8)	(54.9)	(35.5)	(5.3)	38.4%	(19.4)	54.6%
Total revenues	19,901.6	18,557.0	58,968.6	54,889.8	1,344.6	7.2%	4,078.8	7.4%
Benefit expense	15,469.1	14,211.1	44,801.4	41,997.0	1,258.0	8.9%	2,804.4	6.7%
Selling, general and administrative expense	3,080.4	2,968.3	9,266.4	8,715.6	112.1	3.8%	550.8	6.3%
Other expense[1]	222.5	290.4	644.1	696.2	(67.9)	(23.4)%	(52.1)	(7.5)%
Total expenses	18,772.0	17,469.8	54,711.9	51,408.8	1,302.2	7.5%	3,303.1	6.4%
Income from continuing operations before income tax expense	1,129.6	1,087.2	4,256.7	3,481.0	42.4	3.9%	775.7	22.3%
Income tax expense	474.8	456.3	1,877.6	1,427.6	18.5	4.1%	450.0	31.5%
Income from continuing operations	654.8	630.9	2,379.1	2,053.4	23.9	3.8%	325.7	15.9%
Income from discontinued operations, net of tax[2]	—	—	—	9.6	—	NM3	(9.6)	NM3
Net income	$654.8	$630.9	$2,379.1	$2,063.0	$23.9	3.8%	$316.1	15.3%

Average diluted shares outstanding	269.2	284.1	274.6	287.5	(14.9)	(5.2)%	(12.9)	(4.5)%
Diluted net income per share:
Diluted - continuing operations	$2.43	$2.22	$8.66	$7.15	$0.21	9.5%	$1.51	21.1%
Diluted - discontinued operations[2]	—	—	—	0.03	—	NM3	(0.03)	NM3
Diluted net income per share	$2.43	$2.22	$8.66	$7.18	$0.21	9.5%	$1.48	20.6%
Benefit expense ratio[4]	83.6%	82.5%	82.0%	82.7%		110bp5		(70)bp5
Selling, general and administrative expense ratio[6]	15.6%	16.2%	15.9%	16.1%		(60)bp5		(20)bp5
Income from continuing operations before income taxes as a percentage of total revenue	5.7%	5.9%	7.2%	6.3%		(20)bp5		90bp5
Net income as a percentage of total revenue	3.3%	3.4%	4.0%	3.8%		(10)bp5		20bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and gain/loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2015 and 2014 were $18,513.0 and $17,226.0, respectively. Premiums for the nine months ended September 30, 2015 and 2014 were $54,639.8 and $50,811.9, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Total operating revenue increased $1,400.7, or 7.6%, to $19,771.4 in 2015, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to membership increases across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and rate increases across our businesses designed to cover overall cost trends and the increase in the HIP Fee. The increase in premiums was further attributable to membership increases in our ACA-compliant on- and off-exchange Individual business product offerings, retroactive rate adjustments in our Medicaid business and refinement of estimates associated with Medicare risk score revenue in the prior year. The increase in premiums was offset, in part, by fully-insured membership declines in our Local Group business and membership declines in non-ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from rate increases and membership growth for self-funded members in our Local Group and National Accounts businesses.
Net investment income decreased $13.2, or 7.6%, to $161.2 in 2015, primarily due to lower income from alternative investments, partially offset by higher investment yields on fixed maturity securities.
Net realized (losses) gains on investments decreased $37.6, or 146.3%. For the three months ended September 30, 2015 and 2014, we recognized net realized losses of $11.9 and net realized gains of $25.7, respectively. The change was primarily due to an increase in net realized losses on sales of fixed maturity securities, partially offset by an increase in net realized gains on settlements of derivative financial instruments.
Other-than-temporary impairment losses on investments increased $5.3, or 38.4%, to $19.1 in 2015, primarily due to an increase in impairment losses on equity securities and fixed maturity securities partially offset by a decrease in impairment losses on alternative investments.
Benefit expense increased $1,258.0, or 8.9%, to $15,469.1 in 2015, primarily due to an increase in overall cost trends across our businesses, membership growth across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and membership growth in our ACA-compliant on- and off-exchange Individual business product offerings. These increases were partially offset by the fully-insured membership declines in our Local Group and non-ACA-compliant Individual business product offerings, as described above.
Our benefit expense ratio increased 110 basis points to 83.6% in 2015, largely driven by our Individual business due to higher favorable prior period reserve development in the third quarter of 2014 and higher than expected medical cost experience. The increase in the ratio was further attributable to changes in the mix of the product portfolio between our lines of business. These increases were partially offset by improved medical cost performance in certain markets of our Medicaid and Medicare lines of business, higher retroactive rate adjustments in our Medicaid business, refinement of estimates associated with Medicare risk score revenue in the prior year and the timing of medical cost performance in our fully-insured Large Group business.
Selling, general and administrative expense increased $112.1, or 3.8%, to $3,080.4 in 2015. Our selling, general and administrative expense ratio decreased 60 basis points to 15.6% in 2015. The increase in the expense was primarily due to increased associate costs to support our growth in membership. The decrease in the ratio was primarily due to the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average.
Other expense decreased $67.9, or 23.4%, to $222.5, primarily due to changes in gains and losses recognized on the extinguishment of debt. For the three months ended September 30, 2015, we recognized net gains on extinguishment of debt of $2.3 compared to net losses on extinguishment of debt of $74.8 for the three months ended September 30, 2014. The decrease in other expense was partially offset by higher interest expense in 2015 primarily due to the amortization of fees incurred for the obtainment of the bridge facility commitment letter and joinder agreement to partially fund the pending acquisition of Cigna.
Income tax expense increased $18.5, or 4.1%, to $474.8 in 2015. The increase in income tax expense was primarily due to the increase of the non-tax deductible HIP Fee and increased income before income taxes. For the three months ended September 30, 2015 and 2014, the HIP Fee resulted in additional income tax expense of $89.3 and $73.5, respectively. The effective income tax rate was 42.0% for both the three months ended September 30, 2015 and 2014.

Our net income as a percentage of total revenue decreased 10 basis points to 3.3% in 2015 as compared to 2014 as a result of all factors discussed above.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Total operating revenue increased $4,135.6, or 7.6%, to $58,381.1 in 2015, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to membership increases across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and rate increases across our businesses designed to cover overall cost trends and the increase in the HIP Fee. The increase in premiums was further attributable to membership increases in our ACA-compliant on- and off-exchange Individual business product offerings; refinement of estimates associated with Medicare risk score revenue in the prior year and retroactive rate adjustments in our Medicaid business. The increase in premiums was offset, in part, by the fully-insured membership declines in our Local Group business, revised estimates made to current and prior year accruals related to the Health Care Reform risk adjustment premium stabilization program and lapses in non-ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from rate increases and membership growth for self-funded members in our Local Group and National Accounts businesses.
Net investment income decreased $31.1, or 5.7%, to $515.5 in 2015, primarily due to lower income from alternative investments, partially offset by higher investment yields.
Net realized gains on investments decreased $6.3, or 4.7%, to $126.9 in 2015, primarily due to an increase in net realized losses on sales of fixed maturity securities, partially offset by an increase in net realized gains on sales of equity securities and an increase in net realized gains on settlements of derivative financial instruments.
Other-than-temporary impairment losses on investments increased $19.4, or 54.6%, to $54.9, primarily due to an increase in impairment losses on equity securities and alternative investments.
Benefit expense increased $2,804.4, or 6.7%, to $44,801.4 in 2015, primarily due to an increase in overall cost trends across our businesses, membership growth across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and membership growth in our ACA-compliant on- and off-exchange Individual business product offerings. These increases were partially offset by the fully-insured membership declines in our Local Group business and non-ACA-compliant Individual business product offerings, as described above.
Our benefit expense ratio decreased 70 basis points to 82.0% in 2015, largely driven by improvement in our Local Group business predominantly due to the timing of medical cost experience. The decrease in the ratio was further attributable to improved medical cost performance in certain markets of our Medicaid and Medicare lines of business, refinement of estimates associated with Medicare risk score revenue in the prior year that did not recur in the current year and higher retroactive rate adjustments in our Medicaid business. These improvements were partially offset by changes in the mix of the product portfolio, higher than expected medical costs in our Individual business, and adjustments made to current and prior year accruals related to the Health Care Reform risk adjustment premium stabilization program.
Selling, general and administrative expense increased $550.8, or 6.3%, to $9,266.4 in 2015. Our selling, general and administrative expense ratio decreased 20 basis points to 15.9% in 2015. The increase in the expense was primarily due to increased associate costs to support our growth in membership, net increases in Health Care Reform fees and increased premium taxes as a result of the growth in premiums. The decrease in the ratio was primarily due to the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average.
Other expense decreased $52.1, or 7.5%, to $644.1, primarily due to changes in gains and losses recognized on the extinguishment of debt. For the nine months ended September 30, 2015, we recognized net gains on extinguishment of debt of $1.8 compared to net losses on extinguishment of debt of $80.8 for the nine months ended September 30, 2014. The decrease in other expense was partially offset by higher interest expense in 2015 driven by higher outstanding debt balances and the amortization of fees incurred for the obtainment of the bridge facility commitment letter and joinder agreement to partially fund the pending acquisition of Cigna.

Income tax expense increased $450.0, or 31.5%, to $1,877.6 in 2015. The effective tax rates in 2015 and 2014 were 44.1% and 41.0%, respectively. The increase in income tax expense was primarily due to increased income before income taxes and the increase of the non-tax deductible HIP Fee. For the nine months ended September 30, 2015 and 2014, the HIP Fee resulted in additional income tax expense of $316.8 and $234.5, respectively. The increase was further impacted due to favorable 2014 discrete tax adjustments related to state income tax audits, including refund claims filed. The increase in the effective tax rate was primarily due to the increase of the non-tax deductible HIP Fee and the favorable 2014 discrete tax adjustments.
Our net income as a percentage of total revenue increased 20 basis points to 4.0% in 2015 as compared to 2014 as a result of all factors discussed above.
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
The discussion of segment results for the three and nine months ended September 30, 2015 and 2014 presented below is based on operating gain, as described above, and operating margin, another non-GAAP measure, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30			Nine Months Ended September 30
					2015 vs. 2014			2015 vs. 2014
	2015	2014	2015	2014	$	%		$	%
Commercial and Specialty Business
Operating revenue	$9,433.1	$9,809.1	$28,168.2	$29,471.6	$(376.0)	(3.8)%		$(1,303.4)	(4.4)%
Operating gain	$619.2	$915.7	$2,798.2	$2,721.4	$(296.5)	(32.4)%		$76.8	2.8%
Operating margin	6.6%	9.3%	9.9%	9.2%		(270)bp			70bp

Government Business
Operating revenue	$10,333.1	$8,555.4	$30,198.2	$24,756.0	$1,777.7	20.8%		$5,442.2	22.0%
Operating gain	$626.6	$283.9	$1,560.7	$837.0	$342.7	120.7%		$723.7	86.5%
Operating margin	6.1%	3.3%	5.2%	3.4%		280	bp		180bp

Other
Operating revenue[1]	$5.2	$6.2	$14.7	$17.9	$(1.0)	(16.1)%		$(3.2)	(17.9)%
Operating loss[2]	$(23.9)	$(8.3)	$(45.6)	$(25.5)	$(15.6)	188.0%		$(20.1)	78.8%

1    Fluctuations not material.
2    Fluctuations primarily a result of changes in unallocated corporate expenses.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Commercial and Specialty Business
Operating revenue decreased $376.0, or 3.8%, to $9,433.1 in 2015, primarily due to fully-insured membership declines in our Local Group business largely driven by the discontinuation of our state of Georgia employer group Medicare product offering and lapses in non-ACA-compliant Individual business product offerings. The decrease in operating revenue was further due to attrition in our Small Group line of business resulting from both product mix changes as members moved into Health Care Reform product offerings and competitive pressures. These decreases were partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and the increase in the HIP Fee. The decrease in operating revenue was further offset by membership growth in our ACA-compliant on- and off-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily attributable to rate increases and membership growth for self-funded members in our Local Group and National Accounts businesses.
Operating gain decreased $296.5, or 32.4%, to $619.2 in 2015. The decrease in operating gain was primarily due to higher prior period favorable reserve development in our Individual business recognized in the third quarter of 2014 and higher than expected medical costs in our Individual business. The decrease in operating gain was further attributable to membership declines in our fully-insured Local Group and Individual lines of business. These decreases were partially offset by an increase in operating gain in our Large Group line of business due to the timing of medical cost performance in our fully-insured business and membership increases in our self-funded business.
The operating margin in 2015 was 6.6%, a 270 basis point decrease from 2014, primarily due to the factors discussed in the previous two paragraphs.
Government Business
Operating revenue increased $1,777.7, or 20.8%, to $10,333.1 in 2015. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through commencement of operations in new markets including membership obtained through the acquisition of Simply Healthcare, membership growth through Health Care Reform expansions and membership growth in existing markets. The increase in Medicaid premiums was further due to rate increases designed to cover overall cost trends and the increase in the HIP Fee, and increases in retroactive rate adjustments. The increase in operating revenue was further attributable to premium increases in our Medicare business as a result of the acquisition of Simply Healthcare, commencement of operations in new dual eligible markets, refinement of estimates associated with Medicare risk score revenue in the prior year and rate increases designed to cover overall cost trends. Finally, increased premiums in our FEP business due to increased benefit utilization and membership contributed to the increase in operating revenue.
Operating gain increased $342.7, or 120.7%, to $626.6 in 2015, primarily due to membership growth and improved medical cost performance in both our Medicaid and Medicare businesses. The increase in operating gain was further attributable to retroactive rate adjustments in certain markets in our Medicaid business and refinement of estimates associated with Medicare risk score revenue in the prior year. These increases were partially offset by higher administrative costs to support our growth in membership.
The operating margin in 2015 was 6.1%, a 280 basis point increase over 2014, primarily due to the factors discussed in the preceding two paragraphs.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Commercial and Specialty Business
Operating revenue decreased $1,303.4 to $28,168.2 in 2015, due in part to fully-insured membership declines in our Large Group business largely driven by the discontinuation of our state of Georgia employer group Medicare product offering. The decrease in operating revenue was further attributable to attrition in our Small Group line of business resulting from both product mix changes as members moved into Health Care Reform product offerings and competitive pressures. Additionally, operating revenue decreased as a result of revised estimates made to current and prior year accruals related to the Health Care Reform risk adjustment premium stabilization program and lapses in non-ACA-compliant Individual business product offerings. These decreases were partially offset by premium rate increases in our Individual and Local Group businesses designed to cover overall cost trends and the increase in the HIP Fee. The decrease in operating revenue was further offset by membership growth in our ACA-compliant on- and off-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily attributable to membership growth and rate increases for self-funded members in our Local Group and National Accounts businesses.
Operating gain increased $76.8, or 2.8%, to $2,798.2 in 2015, primarily due to the timing of medical cost experience in our Local Group business and increases in self-funded membership in our Local Group and National Accounts businesses. The increase in operating gain was partially offset by fully-insured membership declines in our Local Group business, higher than expected medical costs associated with our Individual business and revised estimates made to current and prior year accruals related to the Health Care Reform risk adjustment premium stabilization program.
The operating margin in 2015 was 9.9%, a 70 basis point increase over 2014, primarily due to the factors discussed in the preceding paragraph.
Government Business
Operating revenue increased $5,442.2, or 22.0%, to $30,198.2 in 2015. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through commencement of operations in new markets including membership obtained through the acquisition of Simply Healthcare, membership growth through Health Care Reform expansions and membership growth in existing markets. The increase in Medicaid premiums was further due to rate increases designed to cover overall cost trends and the increase in the HIP Fee, and retroactive rate adjustments. The increase in operating revenue was further attributable to premium increases in our Medicare business as a result of the acquisition of Simply Healthcare, rate increases designed to cover overall cost trends and refinement of estimates associated with Medicare risk score revenue in the prior year. Finally, increased premiums in our FEP business due to increased benefit utilization and membership contributed to the increase in operating revenue.
Operating gain increased $723.7, or 86.5%, to $1,560.7 in 2015, primarily due to membership growth and improved medical cost performance in certain markets in our Medicaid and Medicare business, and refinement of estimates associated with Medicare risk score revenue in the prior year that did not recur in the current year. The increase in operating gain was further attributable to higher reimbursements for the non-tax deductible portion of the HIP Fee and retroactive rate adjustments in our Medicaid business. These increases were partially offset by higher administrative costs to support our growth in membership.
The operating margin in 2015 was 5.2%, a 180 basis point increase over 2014, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2014 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2014, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2015, our critical accounting policies and estimates have not changed from those described in our 2014 Annual Report on Form 10-K, other than for the inclusion of additional disclosures related to our securities lending programs as required by the adoption of Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, or ASU 2014-11. For additional information relating to the adoption of ASU 2014-11, see the "Recently Adopted Accounting Guidance" section of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 11, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K. Also as discussed above, as of September 30, 2015, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2014 Annual Report on Form 10-K.
A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2015 and 2014 and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2015	2014	2014	2013	2012
Gross medical claims payable, beginning of period	$6,861.2	$6,127.2	$6,127.2	$6,174.5	$5,489.0
Ceded medical claims payable, beginning of period	(767.4)	(23.4)	(23.4)	(27.2)	(16.4)
Net medical claims payable, beginning of period	6,093.8	6,103.8	6,103.8	6,147.3	5,472.6
Business combinations and purchase adjustments	121.8	—	—	—	804.4
Net incurred medical claims:
Current year	44,742.0	41,758.4	56,305.8	55,894.3	48,080.1
Prior years redundancies	(818.0)	(534.7)	(541.9)	(599.1)	(513.6)
Total net incurred medical claims	43,924.0	41,223.7	55,763.9	55,295.2	47,566.5
Net payments attributable to:
Current year medical claims	38,515.3	35,629.1	50,353.9	49,887.2	42,832.4
Prior years medical claims	5,035.4	5,375.7	5,420.0	5,451.5	4,863.8
Total net payments	43,550.7	41,004.8	55,773.9	55,338.7	47,696.2
Net medical claims payable, end of period	6,588.9	6,322.7	6,093.8	6,103.8	6,147.3
Ceded medical claims payable, end of period	521.2	471.5	767.4	23.4	27.2
Gross medical claims payable, end of period	$7,110.1	$6,794.2	$6,861.2	$6,127.2	$6,174.5
Current year medical claims paid as a percentage of current year net incurred medical claims	86.1%	85.3%	89.4%	89.3%	89.1%
Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	15.5%	9.6%	9.7%	10.8%	10.4%
Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.5%	1.0%	1.0%	1.3%	1.1%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2015 and 2014, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2015	2014
Assumed trend factors	$464.7	$398.8
Assumed completion factors	353.3	135.9
Total	$818.0	$534.7
The favorable development recognized in 2015 and 2014 resulted primarily from trend factors in late 2014 and late 2013, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2014 and 2013, respectively, developing faster than expected also contributed to the favorability recognized in each respective year.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.4% for 2014, 89.3% for 2013 and 89.1% for 2012. The increase in these ratios reflects acceleration in processing claims that occurred over the course of the three-year period. The nine month periods presented above show that as of September 30, 2015, 86.1% of current year net incurred medical claims had been paid in the period incurred, as compared to 85.3% for the same period in 2014.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine months ended September 30, 2015, this metric was 15.5%, largely driven by favorable trend factor development at the end of 2014. For the nine months ended September 30, 2014, this metric was 9.6%, largely driven by favorable trend factor development at the end of 2013. This metric was 9.7%, 10.8% and 10.4% for the years ended December 31, 2014, 2013 and 2012, respectively.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2015, this metric was 1.5%, which was calculated using the redundancy of $818.0 shown above. For the nine months ended September 30, 2014, the comparable metric was 1.0%, which was calculated using the redundancy of $534.7 and which represents an estimate based on paid medical claims activity from January 1, 2014 to September 30, 2014. This metric was 1.0% for full year 2014, 1.3% for full year 2013 and 1.1% for full year 2012, and demonstrates a generally consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2015, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our use of capital during the three and nine months ended September 30, 2015, see Note 3, “Business Acquisitions and Divestiture,” Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
The table below indicates the change in cash and cash equivalents for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30
	2015	2014
Cash flows provided by (used in):
Operating activities	$3,166.9	$3,064.2
Investing activities	(1,782.2)	(1,635.0)
Financing activities	(1,985.0)	(1,293.6)
Effect of foreign exchange rates on cash and cash equivalents	(3.6)	(4.6)
Change in cash and cash equivalents	$(603.9)	$131.0
During the nine months ended September 30, 2015, net cash flow provided by operating activities was $3,166.9, compared to $3,064.2 for the nine months ended September 30, 2014, an increase of $102.7. This increase was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and the HIP Fee, and growth in membership. The increase in cash provided by operating activities was further attributable to the receipt of the reinsurance recoveries payment related to the 2014 Health Care Reform reinsurance premium stabilization program, the increase in net income and payments made in 2014 that did not recur in 2015 for the adjudication of claims relating to the New York State contract conversion from our fully-insured Local Group business to a self-funded ASO contract. The increase in cash provided by operating activities was partially offset by an increase in claims payments, primarily as a result of membership growth, an increase in income tax payments and an increase in the annual HIP Fee payment.
Net cash flow used in investing activities was $1,782.2 during the nine months ended September 30, 2015, compared to $1,635.0 during the nine months ended September 30, 2014. The increase in cash flow used in investing activities of $147.2 primarily resulted from changes in cash flows relating to the purchase and sale of subsidiaries. Cash utilized for the purchase of subsidiaries during the nine months ended September 30, 2015 primarily related to the purchase of Simply Healthcare. During the nine months ended September 30, 2014, cash was provided by the sale of our 1-800 CONTACTS business and glasses.com related assets. The increase in cash flow used in investing activities was partially offset by changes in securities lending collateral and a decrease in net purchases of investments.
Net cash flow used in financing activities was $1,985.0 during the nine months ended September 30, 2015, compared to $1,293.6 during the nine months ended September 30, 2014. The increase in cash flow used in financing activities of $691.4 resulted from changes in short- and long-term borrowings as a result of net repayments of short- and long-term borrowings during 2015 compared to net proceeds from short- and long-term borrowings during 2014. The increase in cash flow used in financing activities was further attributable to changes in securities lending payable, changes in bank overdrafts, an increase in cash dividends paid to shareholders and an increase in proceeds from the issuance of common stock under our employee stock plans. The increase in cash flow used in financing activities was offset by an increase in proceeds from commercial paper borrowings, a decrease in common stock repurchases and an increase in excess tax benefits from share-based compensation.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $23,417.1 at September 30, 2015. Since December 31, 2014, total cash, cash equivalents and investments, including long-term investments, decreased by $360.6 primarily due to common stock repurchases, net repayments of short- and long-term borrowings, the acquisition of Simply Healthcare, cash dividends paid to shareholders, purchases of property and equipment and changes in bank overdrafts. These decreases were partially offset by cash generated from operations, net proceeds received from commercial paper borrowings, proceeds from issuance of common stock under employee stock plans and excess tax benefits from share-based compensation.
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
At September 30, 2015, we held $1,608.7 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
On September 10, 2015, we redeemed, upon maturity, the $625.0 outstanding principal balance of our 1.25% Notes due 2015. Additionally, during the nine months ended September 30, 2015, we repurchased $13.0 of outstanding principal balance of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt related to our senior unsecured notes of $3.4.
On August 25, 2015, we terminated our $2,000.0 senior revolving credit facility, initially scheduled to mature on September 29, 2016, and entered into a new $3,500.0 senior revolving credit facility, or the Facility, with a group of lenders. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined percentage rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. The Facility matures on August 25, 2020 and is available for general corporate purposes. There were no amounts outstanding under either senior revolving credit facility at any time during the three and nine months ended September 30, 2015.
During the three months ended September 30, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. The commitment of the lenders to provide the bridge facility and term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the "Overview" section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, and the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions and Divestiture” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. We received $1,228.8 in cash proceeds from the issuance of the Equity Units, net of underwriting discounts and commissions and offering expenses payable by us, and recorded $1,250.0 in long-term debt.

During the three and nine months ended September 30, 2015, we repurchased $50.0 and $750.5, respectively, of aggregate principal balance of our outstanding senior convertible debentures due 2042, or the Debentures. In addition, during the three and nine months ended September 30, 2015, $0.1 and $66.6 aggregate principal balance was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture governing the Debentures. We elected to settle the excess of the principal amount of the repurchases and the conversions with cash for total payments during the three and nine months ended September 30, 2015 of $98.7 and $1,745.0, respectively. We recognized a gain on the extinguishment of debt related to the Debentures of $2.3 and $5.2, respectively, for the three and nine months ended September 30, 2015, based on the fair values of the debt on the repurchase and conversion settlement dates.
For additional information relating to our debt activity during the three and nine months ended September 30, 2015, see Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 41.2% and 38.3% as of September 30, 2015 and December 31, 2014, respectively. We expect that our pro forma debt-to-capital ratio will approximate 49% at the closing of the acquisition of Cigna and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing.
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
For additional information regarding our sources and uses of capital at September 30, 2015, see Note 3, “Business Acquisitions and Divestiture,” Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facility, bridge facility, term loan facility and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2014 Annual Report on Form 10-K other than commercial paper borrowings, payments on long-term debt borrowings, issuance of the Equity Units, entering into the new senior revolving credit facility and entering into the bridge facility and term loan facility to finance a portion of the pending acquisition of Cigna. For additional information, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions and Divestiture,” and Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our participation in the federal and state health insurance exchanges under Health Care Reform, which have experienced and continue to experience challenges due to implementation of initial and phased-in provisions of Health Care Reform, and which entail uncertainties associated with the mix and volume of business, particularly in our Individual and Small Group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; our ability to contract with providers consistent with past practice; the ultimate outcome of our pending acquisition of Cigna Corporation (“Cigna”) (the “Acquisition”), including our ability to achieve the synergies and value creation contemplated by the transaction within the expected time period or at all and the risk that unexpected costs will be incurred in connection therewith; the ultimate outcome and results of integrating our and Cigna’s operations and disruption from the transaction making it more difficult to maintain businesses and operational relationships; the possibility that the Acquisition does not close, including, but not limited to, due to the failure to satisfy the closing conditions, including the receipt of required regulatory approvals and the receipt of approval of both our and Cigna’s shareholders; the risks and uncertainties detailed by Cigna with respect to its business as described in its reports and documents filed with the SEC; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at our industry and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of investigations, inquiries, claims and litigation related to the cyber attack we reported in February 2015; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2014 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
(In Millions, Except Share and Per Share Data or Otherwise Stated Herein)

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2015, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.
We may not complete the acquisition of Cigna Corporation, or Cigna, within the time frame we anticipate or at all, which could have a negative effect on our business or our results of operations.
On July 23, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, under which we will acquire all of the outstanding shares of Cigna. The transaction is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that Cigna could receive an unsolicited proposal from a third party, that either we or Cigna may be unable to obtain the shareholder approvals necessary to complete the proposed merger, or that either we or Cigna could exercise our respective termination rights. If the transaction is not consummated within the expected time frame, or at all, it could have a negative effect on our ability to execute on our growth strategy or on our financial performance.
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
Certain of the above risks, as they relate to Cigna as part of the combined company and additional risks associated with the transaction, are described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus contained in our Registration Statement on Form S-4, as amended (Registration No. 333-207218), including Amendment No. 1 thereto. The Registration Statement was declared effective by the Securities and Exchange Commission on October 26, 2015. Other unknown or unpredictable factors could also have material adverse effects on future results, performance or achievements of Cigna and the combined company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2015 to July 31, 2015	4,826	$157.74	—	$4,281.0
August 1, 2015 to August 31, 2015	733,641	143.93	730,600	4,175.9
September 1, 2015 to September 30, 2015	2,617	142.43	—	4,175.9
	741,084		730,600

1
Total number of shares purchased includes 10,484 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended September 30, 2015, we repurchased 730,600 shares at a cost of $105.2 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

ANTHEM, INC. Registrant

Date: October 28, 2015	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 28, 2015	By:	/S/ JOHN E. GALLINA
John E. Gallina Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.3
Agreement and Plan of Merger dated as of July 23, 2015 among Anthem, Inc., Anthem Merger Sub Corp. and Cigna Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 27, 2015.

3.1
Amended and Restated Articles of Incorporation of the Company, as amended effective December 2, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014.

3.2
Amended and Restated By-Laws of the Company, as amended effective July 23, 2015, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

4.8
Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.11	(c)
Form of Employment Agreement between the Company and Brian T. Griffin, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 001-16751).

(e)
Form of Employment Agreement between the Company and Craig E. Sammit, incorporated by reference to Exhibit A to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.17
Commitment letter, dated as of July 23, 2015, by and among Anthem, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Credit Suisse AG, UBS AG and UBS Securities LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2015.

(a)
Bridge Facility Joinder Agreement, dated as of August 25, 2015 among Anthem, Inc. and the other parties thereto, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on September 30, 2015 (Registration No. 333-207218).

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

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.