Form 10-K
period 2015-12-31
Anthem, Inc.
filed 2016-02-19
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☒    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 30, 2015 was approximately $42,815,533,599.
As of February 4, 2016, 261,351,781 shares of the Registrant’s Common Stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2016.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2015

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including “Risk Factors” set forth in Part I, Item 1A hereof and our reports filed with the U.S. Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
 References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries.

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.6 million medical members through our affiliated health plans as of December 31, 2015. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through an arrangement with another BCBS licensee in South Carolina. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, Washington and effective January 1, 2016, in Iowa. In addition, we conduct business through our recently acquired Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, by and among Anthem, Cigna and Anthem Merger Sub Corp., a Delaware corporation and our direct wholly-owned subsidiary, pursuant to which we will acquire all outstanding shares of Cigna, or the Acquisition. The Acquisition will further our goal of creating a premier health benefits company with critical diversification and scale to lead the transformation of health care delivery for consumers. Cigna is a global health services organization that delivers affordable and personalized products and services to customers through employer-based, government-sponsored and individual coverage arrangements. All of Cigna's products and services are provided exclusively by or through its operating subsidiaries, including Connecticut General Life Insurance Company, Cigna Health and Life Insurance Company, Life Insurance Company of North America and Cigna Life Insurance Company of New York. Such products and services include an integrated suite of health services, such as medical, dental, behavioral health, pharmacy, vision, supplemental benefits, and other related products including group life, accident and disability insurance. Cigna maintains sales capability in 30 countries and jurisdictions.
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53.0 billion based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. On December 3, 2015, both our and Cigna's shareholders approved the proposals necessary to proceed with the Acquisition.
We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. The Acquisition is expected to close in the second half of 2016 and is subject to certain state regulatory approvals, other standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act. For additional information, see "Risk Factors" included in Part I, Item 1A; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" included in Part II, Item 7; and Note 3, “Business Acquisitions and Divestiture - Pending Acquisition of Cigna Corporation" included in Part II, Item 8 of this Annual Report on Form 10-K.
In February 2015, we reported that we were the target of a sophisticated external cyber attack. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. We have continued to implement security enhancements since this incident and are supporting federal law enforcement efforts to identify the responsible parties. For additional information about the cyber attack, see Note

13, “Commitments and Contingencies - Cyber Attack Incident,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment. As a result, we serve more than six hundred thousand members in Florida through our affiliated Amerigroup and Simply Healthcare Medicaid and Medicare plans. For additional information, see Note 3, “Business Acquisitions and Divestiture - Acquisition of Simply Healthcare" included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The increased focus on health care costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans and CDHPs, are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver high quality health care to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the health care system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians, or PCPs, to coordinate their care and approve any specialist or other services.
Economic factors, greater consumer and employer sophistication, and accountability have resulted in an increased demand for choice in both product/benefit designs and provider network configurations. As a result we continue to offer our broad access PPO networks with multiple benefit designs, but are also focused on leveraging our emerging provider collaboration initiatives with our Accountable Care Organization, or ACO, partnerships to develop both narrow and tiered network offerings. This array of network and product configurations allows both the employer and the employee to design and select the combination of benefit designs (e.g., traditional PPOs, high deductibles, HRAs, HSAs, PCP based products, tiered copays) and networks (e.g., broad, narrow, tiered, closed and open) that optimize choice, quality and price at the consumer, employer and market level. We believe we are well-positioned in each of our states to respond to these market preferences.
For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded and partially-insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. In addition, we charge a premium to provide administrative services to Large Group and National Account employers that maintain self-funded health plans and we underwrite stop loss insurance for self-funded plans.
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP.
BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, CareMore and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
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
We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer on-exchange products through state or federally facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal premium subsidies are available only for certain members who purchase certain public exchange products.
Being a member of the BCBS companies, of which there were 36 independent primary licensees as of December 31, 2015, creates significant market advantages, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.
For additional information describing each of our customer types, detailed marketing efforts and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Our results of operations depend in large part on accurately predicting health care costs and our ability to manage future health care costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.
Advances in medical technology, increases in specialty drug costs, the aging of the population and other demographic characteristics continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our significant market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be a driver of our overall profitability.
Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, or HHS, the Department of Labor and the Department of the Treasury. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain health insurance coverage, increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform rules, we continue to analyze and refine our estimates of the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. Health Care Reform presents us with new growth opportunities, but also introduces new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. For additional discussion, see “Regulation,” herein and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
In addition to the external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership. In recent years, we have experienced membership growth due to the quality and pricing of our health benefits products and services, improved economic conditions, decreases in unemployment, acquisitions, entry into new markets and expansions in existing markets. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. However, these membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Private exchanges have gained visibility in the marketplace based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, the heightened level of activity and investment among the consulting and broker communities and other health insurance carriers has generated an increasing level of interest among employers in the Commercial market. To date, adoption levels have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain, we believe private exchanges will provide opportunities for growth.
Our approach to the private exchange market has been broad-based and we believe we are well-positioned to adapt with the market as it evolves. In 2011, we jointly acquired Bloom Health with Health Care Service Corporation and Blue Cross Blue Shield of Michigan, and today it offers an advanced consumer experience platform to employers as Anthem Health Marketplace. We also currently participate in four large national consultant-led exchanges, several regional broker-led exchanges and various individual, commercial and Medicare exchanges. We will continue to assess this highly dynamic market, build out internal capabilities and enhance partnerships to ensure we are best positioned to capitalize on future growth.
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
Significant Transactions
While Health Care Reform has caused significant changes to the U.S. health care system in recent years, the more significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Pending acquisition of Cigna expected to close in the second half of 2016;

•	Acquisition of Simply Healthcare (2015);

•
Use of Capital—Board of Directors declaration of dividends on common stock (2011 through February 2016) and an increase in the quarterly dividend to $0.6500 per share (February 2016); authorization for repurchases of our common stock (2015 and prior); and debt repurchases and new debt issuance (2015 and prior);

•Acquisition of Amerigroup and the related debt issuance (2012);
•Acquisition of 1-800 CONTACTS (2012) and subsequent divestiture (2014); and

•	Acquisition of CareMore (2011).
For additional information regarding certain of these transactions, see Note 3, “Business Acquisitions and Divestiture,” Note 12, “Debt,” and Note 14, “Capital Stock,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing and pricing, business consolidations, a proliferation of new products, the impact of Health Care Reform, and increased quality awareness and price sensitivity among customers.
We believe that participants in the managed care industry compete for customers based on quality of service, price, access to provider networks, access to care management and wellness programs (including health information), innovation, breadth and flexibility of products and benefits, reputation (including National Committee on Quality Assurance, or NCQA, accreditation status), brand recognition and financial stability. Our ability to attract and retain customers is substantially tied to our ability to distinguish ourselves from our competitors in these areas.
Also, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor, and we have made significant investments in technology to enhance our electronic interaction with providers, employers, members and third parties.

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
Pricing in our Commercial and Specialty Business segment (defined below), including our Individual and Small Group lines of business, remains competitive and we strive to price our health care benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes, as well as our overall investments for Health Care Reform, have positioned us to benefit from the potential growth opportunities available in fully-insured commercial products as a result of Health Care Reform. The public exchanges have increased the risk that our products will be selected by individuals who have a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for these public exchange products. We believe that our pricing strategy, brand name and network quality will provide a strong foundation for commercial risk membership growth opportunities in the future.
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
Our Government Business segment includes Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP. Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement. Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid; Temporary Assistance for Needy Family programs, or TANF; programs for seniors and people with disabilities, or SPD; programs for long-term services and support, or LTSS; Children’s Health Insurance Programs, or CHIP; and ACA-related Medicaid expansion programs. NGS acts as a Medicare contractor for the federal government in several regions across the nation.

Our Other segment includes other businesses that do not meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to the other reportable segments.
Through our participation in various federal government programs, we generated approximately 18.8%, 21.0% and 20.3% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2015, 2014 and 2013, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
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
Health Maintenance Organization:    HMO products include comprehensive managed care benefits, generally through a participating network of physicians, hospitals and other providers. A member in one of our HMOs must typically select a PCP from our network. PCPs generally are family practitioners, internists or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services. We offer HMO plans with varying levels of co-payments, which result in different levels of premium rates.
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
In our Individual markets we offer bronze, silver and gold products, both on and off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Additionally, we offer platinum products, both on and off the public exchanges, in California and New York.
In our Small Group markets, we offer bronze, silver and gold products, off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio, Virginia and Wisconsin. We offer bronze, silver and gold products, on the public exchanges, in Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, New Hampshire, Ohio and Virginia. Additionally, we offer platinum products, off the public exchanges, in California, Connecticut, Georgia, Kentucky, Maine, Nevada and Virginia.

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
 BlueCard®:    BlueCard® is a national program that links participating health care providers and independent BCBS plans. BlueCard® host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan serviced by a non-Anthem controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
 Medicare Plans:    We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare supplement plans; Medicare Advantage, including special needs plans; Medicare Part D Prescription Drug Plans, or Medicare Part D; and Medicare-Medicaid Plans, or MMPs. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage special needs plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare, which was established as a result of the passage of the ACA. We offer these plans to customers through our health benefit subsidiaries throughout the country, including Amerigroup, CareMore and Simply Healthcare.
 Individual Plans:    We offer a full range of health insurance plans with a variety of options and deductibles for individuals under age 65 who are not covered by employer-sponsored coverage and are not otherwise eligible for government sponsored plans, such as Medicare and/or Medicaid. Some of our products target certain demographic populations such as uninsured younger individuals between the ages of 19 and 29, families, those transitioning between jobs or early retirees. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis. We offer public exchange products and off-exchange products. Federal premium subsidies are available only for certain public exchange products. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration.
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
 Pharmacy Products:    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts, Inc., or Express Scripts, under a ten year contract, excluding our CareMore and Simply Healthcare subsidiaries and certain self-insured members which have exclusive agreements with different pharmacy benefit management, or PBM, service providers. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions and set drug benefit design strategy and provide front line member support.
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
 Medicare Administrative Operations:    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor for the federal government providing administrative services for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.
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
Although fee-for-service combined with pay for performance remains our predominant payment model today, our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by health care, quality and cost. We launched the most significant of these efforts, our Enhanced Personal Health Care program, in the fourth quarter of 2012. This program augments traditional fee-for-service with shared savings opportunities for providers when actual health care costs are below projected costs, and providers meet specific quality measures. The quality measures are based on nationally accepted, credible standards (e.g. NCQA, the American Diabetes Association and the American Academy of Pediatrics) and span preventive, acute and chronic care. We understand, however, that payment incentives alone are insufficient to create the large-scale, system-wide transformation required to achieve meaningful impacts on cost, quality and member experience. Accordingly, we invested in care delivery transformation and population health management support structures to help providers succeed under value-based payment models. This support includes our web-based population health management technology and teams of dedicated expert consultants who work alongside providers, sharing best practices, and helping them leverage our data to the benefit of their patients. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit (e.g. purchasing an electronic health record or hiring care management nurses), all of which have been shown to reduce healthcare costs and improve care outcomes. Since the launch of Enhanced Personal Health Care, we now have arrangements with provider organizations covering 48% of our PCPs and have rolled this program out in each of the fourteen states where we operate as a licensee of the BCBSA.
Medical Management Programs
Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost-effective medical care. These medical management activities and programs are administered and directed by physicians and nurses. The goals of our medical management strategies are to ensure that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate location.

Precertification:    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the services being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for common high-tech radiology studies, including cardiac diagnostic testing, addressing an area of historically significant cost trends. Through our AIM Specialty Health, or AIM, subsidiary we promote appropriate, safe and affordable member care in imaging as well as oncology, sleep management and specialty pharmacy benefits. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage our provider communities and members in more effective and efficient use of outpatient services.
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
Service management:    In HMO and POS networks, PCPs serve as the overall coordinators of members’ health care needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, patients have access to network physicians without a PCP serving as the coordinator of care.
Provider Cost Comparison Tools: Through Estimate Your Cost, Anthem Care Comparison and other tools, our members can compare cost estimates and quality data for common services at contracted providers, with cost estimates accounting for facility, professional and ancillary services. These cost estimates bundle related services typically performed at the time of the procedure, not just for the procedure itself. Users can review cost data for over 400 procedures in 49 states. Members can also estimate out-of-pocket costs based on a member’s own benefit coverage, deductible, and out of pocket maximum. We also offer information on overall facility ratings and patient experience using trusted third party data. We continue to work on enhancing and evolving our tools to assist members in making informed and value-based health care decisions. In addition, we collaborate with an external independent vendor to support employers wanting to purchase a transparency and consumer engagement web solution with certain additional functionality.

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
24/7 NurseLine offers access to qualified, registered nurses anytime. This allows our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. This program also includes a referral process to the nearest urgent care facility, a robust audiotape library, accessible by phone, with more than 600 health and wellness topics, as well as on-line health education topics designed to educate members about symptoms and treatment of many common health concerns.
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
HealthyLifestyles helps employees transform unhealthy habits into positive ones by focusing on behaviors that can have a positive effect on their health and their employer’s financial well-being. HealthyLifestyles programs include smoking cessation, weight management, stress management, physical activity, and diet and nutrition.
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
Autism Spectrum Disorder is a specialized case management program staffed by a dedicated team of clinicians who have been trained on the unique challenges and needs of families with a member who has a diagnosis of autism spectrum disorder. These clinicians provide education, information on community resources to help with care and support, guidance on the appropriate usage of benefits, and assistance in exploring effective treatments, such as medical services, that may help the member and their families.
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
Our AIM subsidiary supports quality by implementing clinical appropriateness and patient safety solutions for advanced imaging procedures, cardiology, sleep medicine, specialty pharmaceuticals and oncology, including drugs covered under medical benefit and radiation therapy. These programs, based on widely accepted and evidence based clinical guidelines, promote the most appropriate use of diagnostic and therapeutic services to improve the quality of overall health care delivered to our members and members of other health plans that are covered under AIM’s programs. To provide additional impact to its clinical appropriateness program, AIM has also implemented a provider assessment program, OptiNet®, which promotes more informed selection of diagnostic imaging and testing facilities by providing cost and facility information to physician offices at the point that a procedure is ordered. We have also leveraged AIM’s provider network assessment information to proactively engage and educate our members about imaging providers and sleep testing choices based on site capabilities and cost differences. This program is another example of how we facilitate improvements in the quality of care provided to our members and promote cost effective medical care.
Our wholly-owned analytics-driven subsidiary, Resolution Health, Inc., or RHI, delivers programs to improve the safety, quality and coordination of health care for our members. RHI uses evidence-based proprietary rules and algorithms based on established clinical guidelines and standards of independent accreditation organizations, medical specialty societies, and government agencies such as the National Quality Forum, or NQF, and NCQA. RHI analyzes claims and other data to identify actions that can improve health outcomes at the individual member level. When appropriate, RHI delivers personalized confidential messages, or Personalized Health Insights, to members, providers and care managers. RHI’s Personalized Health Insights support total population health management and the results of RHI analyses are used across our enterprise to support HEDIS and other clinical quality measures.
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
Regulation
General
Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system have been and will continue to be significantly affected by Health Care Reform. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

•	grant, suspend and revoke licenses to transact business;

•	regulate our products and services in great detail;

•	regulate, limit, or suspend our ability to market products, including the exclusion of our plans from participating on public exchanges;

•	retroactively adjust premium rates for services;

•	monitor our solvency and reserve adequacy;

•	scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria; and

•	impose monetary and criminal sanctions for non-compliance with regulatory requirements.
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
 States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any jurisdiction where we do not presently operate, we generally would have to obtain such a certificate or authorization to expand the operations permitted under an existing certificate if we already operate in the state. The time necessary to obtain such a certificate varies from jurisdiction to jurisdiction. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Patient Protection and Affordable Care Act
The ACA has created significant changes and will continue to create significant changes for health insurance markets for the next several years. Specifically, many of the near-term changes were effective for certain groups and individuals in 2010, including a prohibition on lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits, pre-existing condition exclusions for children, increased restrictions on rescinding coverage and extension of coverage of dependents to the age of 26. Certain requirements for insurers were also effective in 2011, including changes to Medicare Advantage payments and the minimum medical loss ratio, or MLR, provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. Most of the provisions of the ACA with more significant effects on the health insurance marketplace, both state and federal, went into effect on January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public exchanges for Individuals and Small Groups, the availability of premium subsidies for certain Individual products, and substantial expansions in eligibility for Medicaid.
Despite significant preparation for the advent of the public exchanges, there have been many technical difficulties in their implementation, which entail uncertainties associated with mix and volume of business. In addition, CMS has issued transitional policies modifying or extending the deadlines for compliance with certain aspects of Health Care Reform. In March 2014, CMS issued transition relief providing that health insurance coverage in the Individual or Small Group markets that is renewed for a policy year beginning on or before October 1, 2016 that would otherwise have been deemed non-compliant with certain market reforms under Health Care Reform, will not be considered by CMS to be out of compliance with respect to such market reforms, provided certain conditions are met. Some states have adopted these transitional policies, some have not and others have not taken a position.
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
In addition, there have been other material changes and delays in the implementation of the ACA that could have a material adverse effect on our results of operations, financial position, and cash flows. These include:

•	Proposed network adequacy standards;

•	Reduction in the amount available for payments under the risk corridor program;

•	Change in Small Group size expansion;

•	Increasingly complex and detailed regulation; and

•	Other unanticipated regulatory changes and delays.
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
The ACA continues to require additional guidance and specificity to be provided by HHS, the Department of Labor, CMS and the Department of the Treasury. These regulatory agencies continue to consider recommendations from external groups, such as the National Association of Insurance Commissioners, or NAIC. Many provisions have final rules available for review while some proposed regulations have been released for comment or have yet to be released and others are in-process. We continue to carefully evaluate each rule as it is issued. Some of the more significant considerations of the ACA are described below:

•	MLR regulations were issued by HHS in December 2011. The minimum MLR thresholds by line of business, as defined by HHS, are as follows:

Line of Business	%
Large Group	85
Small Group	80
Individual	80

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
 Health Care Reform also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D plans beginning in 2014. Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan's MLR is below 85% for five consecutive years.
Approximately 86.8% and 36.0% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2015. Approximately 67.0% and 32.2% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2014.

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

•
The ACA required the modification of existing products and development of new products to meet the requirements of the legislation, subject to certain transitional relief. Individual and Small Group products must cover essential health benefits as defined in the ACA along with many other requirements and cost sharing features. Individual and Small Group products must meet the definition of the “metal” product requirements (bronze, silver, gold and platinum). Each metal product must satisfy a specific actuarial value. Health insurers participating on public exchanges must offer at least one silver and one gold product. Additionally, effective January 1, 2014, health insurers were required to cancel or discontinue the sale of existing non-ACA-compliant Individual and Small Group products, subject to the conditions of the CMS transitional policies discussed above.

•
Regulations became effective in September 2011 that require filings for premium rate increases to be reviewed for Small Group and Individual products above specified thresholds, generally 10%, as may be adjusted from time to time. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program or in federal enforcement states, in which cases HHS will conduct the reviews for any rate increase filed.

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

•
Through December 31, 2013, and depending on the laws in each state, health insurers were allowed to consider factors such as health status, gender and age in determining the appropriate premium for products in the Individual and Small Group markets. Some states have adopted rules that limit the variation between the highest and lowest premium for the identical insurance policy. The differential in pricing is commonly referred to as “rating bands”. The process of using these rating bands allowed health insurers to appropriately price for products and to spread the risk more broadly across all policyholders. Except for policies issued under the CMS transitional policies, beginning in 2014, the ACA precludes health insurers from using health status and gender in the determination of the appropriate insurance premium. In addition, rating bands for age cannot vary by more than 3 to 1 and the rating bands for tobacco use cannot vary by more than 1.5 to 1. The ongoing use of the 3 to 1 rating bands may have a significant impact on the majority of Individual and Small Group customers and could lead to adverse selection in the market as well as increased variability in projecting future premiums for those customer markets.

•
In 2014 significant new taxes and fees became effective for health insurers, some of which may or may not be passed through to customers. The most significant of the taxes and fees is the annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2015 and 2014 was $11.3 billion and $8.0 billion, respectively. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee for 2015 and 2014 was $1.2 billion and $0.9 billion, respectively. The annual HIP Fee to be allocated to all health insurers remains at $11.3 billion for 2016, has been suspended for 2017 and will resume and be increased to $14.3 billion for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, includes a number of financial reforms and regulations that may affect our business and financial reporting, including margin requirements, reporting and clearing transactions for our investments in derivative instruments. In addition, the Dodd-Frank Act creates a Federal Insurance Office, with limited powers that include information-gathering and subpoena authority. Although the Federal Insurance Office does not have authority over health insurance, it may have authority over other parts of our business, such as life insurance.
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
HMO and Insurance Holding Company Laws, including Risk-Based Capital Requirements
We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, an enterprise risk report and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.
Additionally, the holding company acts of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Dispositions of control generally are also regulated under the state holding company acts.

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2015, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.
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
Employees
At December 31, 2015, we had approximately 53,000 employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.
Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. Our Internet website is www.antheminc.com. We have included our Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on, or accessible through, our Internet website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, by mail or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. Anthem, Inc. is an Indiana corporation incorporated on July 17, 2001.
ITEM 1A. RISK FACTORS.
The following is a description of significant factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.
Federal Health Care Reform, together with the changes in federal and state regulations that have been, and continue to be, enacted to implement it, could adversely affect our business, cash flows, financial condition and results of operations.
The passage of Health Care Reform during 2010 and subsequent regulations represent significant changes to the U.S. health care system. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain health insurance coverage, increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. In addition, the new laws impose significant fees, assessments and taxes on us and other health insurers, health plans and other industry participants. Health Care Reform imposes an annual industry-wide HIP Fee. The total amount collected from allocations to health insurers in 2015 and 2014 was $11.3 billion and $8.0 billion, respectively and our portion of the HIP Fee for 2015 and 2014 was $1.2 billion and $0.9 billion, respectively. The annual HIP Fee remains at $11.3 billion for 2016, has been suspended for 2017 and will resume and be increased to $14.3 billion for 2018, with annual adjustments thereafter. The HIP Fee is not deductible for income tax purposes and is allocated pro rata among us and other industry participants based on net premiums written. Health Care Reform also imposes industry-wide reinsurance assessments under a temporary three year program which were $8.0 billion and $12.0 billion for 2015 and 2014, respectively, and decrease to $5.0 billion for 2016. The reinsurance assessments are based on an insurer’s total number of insured members. Insurance companies will pay the fees based upon insured members whereas self-insured entities will pay them directly to HHS. As we are one of the nation's largest health benefits companies, we expect our share of the Health Care Reform fees, assessments and taxes will continue to be significant. We may not be able to include or recoup all or a portion of these fees, assessments and taxes in our premium or public program rates.
Health Care Reform also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; increased restrictions on rescinding coverage; establishment of minimum MLR and customer rebate requirements; creation of a federal rate review process; a requirement to cover preventive services on a first dollar basis; the establishment of public exchanges and essential benefit packages and greater limitations on how we price certain of our products. In addition, the legislation reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time and limits the amount of executive compensation that is deductible for income tax purposes.
The legislation also contains risk adjustment provisions applicable to the Individual and Small Group markets that effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. Effectively adapting to these risk adjustment provisions has required us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be adversely affected. Further, the Health Care Reform Premium Stabilization programs may not make payments timely, or as expected, due to lower than anticipated collections. For example, in 2015, the risk corridor program fell short of expectations and, as a result, the payments from the program were approximately 12.6% of the amount that was requested by health insurance issuers.
Although the majority of Health Care Reform’s provisions have been implemented, as the remaining provisions are phased in, we could be impacted through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs. We have dedicated material resources and incurred material expenses to implement and comply with Health Care Reform at both the state and federal levels, and we expect to dedicate material resources and incur material expenses going forward to implement and comply with future regulations that provide guidance and clarification on significant portions of the legislation. The Health Care Reform law and regulations are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets.

Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
We are subject to significant government regulation, and changes in the regulation of our business by state and federal regulators may adversely affect our business, cash flows, financial condition and results of operations.
Our business is subject to regulation at the state and federal level. In addition to Health Care Reform, we face regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters.
Our insurance, managed health care and HMO subsidiaries are subject to extensive regulation and supervision by regulatory authorities in each state in which they are licensed or authorized to do business, in addition to regulation by federal agencies. Future regulatory action by state or federal authorities could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, a number of our subsidiaries are also subject to regulation by CMS and state Medicaid agencies, and to changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements, benefit coverage requirements and additional governmental participation which could also adversely affect our business, financial condition and results of operations. In addition, changes in tax laws and regulations, or changes in the interpretation of tax laws and regulations by federal and/or state authorities may have a material adverse effect on our business, operations or financial condition.
State legislatures will continue to focus on health care delivery and financing issues. Such issues are sometimes addressed directly by voters in ballot initiatives, such as the upcoming ballot initiative in Colorado that would replace health insurers in the state with a single government payer. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate cost increases. As such, some states have acted to reduce or limit increases to premium payments. Others have enacted, or are contemplating enacting, significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. If enacted into law, these state proposals could have a material adverse impact on our business, cash flows, operations or financial condition.
The existence of multiple public insurance exchange options has led to increased uncertainties and made our planning for the public exchanges more difficult as we are required to comply with the varying rules of multiple exchanges. In addition, a number of states in which we offer Medicaid products, including Florida, Georgia, Kansas, Louisiana, South Carolina, Tennessee, Texas, Virginia and Wisconsin, have indicated their current decision to opt out of Medicaid expansion, at least for the present time. If states allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment and reduced growth opportunities.
Additionally, from time to time, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. There have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, could permit greater state regulation of our operations, and could expand the scope of damages, including punitive damages, litigants could be awarded. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business.
Our inability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business and profitability.
Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations.
Relatively small differences between predicted and actual health care costs as a percentage of premium revenues can result in significant changes in our results of operations, particularly with respect to our products sold through the public exchanges, as we and our competitors have limited experience with pricing such products or the utilization rates for medical or other covered services by members who purchase our products through such exchanges. The public exchanges may increase the risk that our products will be selected by individuals who have a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for these public exchange products. Health care benefit costs in excess of our cost projections reflected in our public exchange product pricing cannot be recovered in the current premium period through higher premiums. Although federal risk adjustment mechanisms, including risk adjustment payments, risk corridors and reinsurance, could help offset health care benefit costs in excess of our projections if our assumptions regarding cost trends, utilization, enrollment, adverse selection, acuity and other assumptions utilized in setting our premium rates are significantly different than actual results, our income statement and financial position could be adversely affected.
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
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians and other health care providers. The failure to maintain or to secure cost-effective health care provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, ACO practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our results of operations, financial position and cash flow could be adversely affected. Further, our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, do not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render, which can result in significant litigation or arbitration proceedings.
A significant reduction in the enrollment in our health benefits programs could have an adverse effect on our business and profitability.
A significant reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain health care coverage as an employee benefit or electing to offer this coverage on a voluntary, employee-funded basis; participation on public exchanges and related underwriting changes; state and federal regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various state and federal agencies, including CMS, to provide managed health care services, including Medicare Advantage plans, Medicare Supplement plans, Medicare approved prescription drug plans, Medicaid, TANF, SPD, LTSS, CHIP and ACA-related Medicaid expansion programs. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicare eligible members through our affiliated companies and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in Medicare and Medicaid dual eligible programs in several states. These programs in our Government Business segment have been the subject of recent regulatory reform initiatives, including Health Care Reform, which are still in the process of being implemented. It is difficult to predict the future impact of Health Care Reform on our Government Business segment due to Health Care Reform’s complexity, gradual implementation, and possible amendment. Changes in Health Care Reform to date have required us to make investments in new products, services and technologies, which investments may not be realized if certain provisions are delayed or substantially modified. Health Care Reform, other regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our business, cash flow, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The base premium rate paid by each state or federal agency differs depending upon a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future levels of Medicare and Medicaid rates may be affected by continued government efforts to contain costs and may be further affected by state and federal budgetary constraints. If the federal government or any state in which we operate were to decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends or seek an adjustment to previously negotiated rates, it could have a material adverse effect on our business, financial condition and results of operations. Further, certain of our contracts with the states are subject to cancellation in the event of the unavailability of state funds. In addition, the various states’ new Medicare and Medicaid dual eligible programs are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these new programs. An unexpected reduction, inadequate government funding or significantly delayed payments for these programs may adversely affect our revenues, cash flow and financial results.
A portion of our premium revenue comes from CMS through our Medicare Advantage and Medicare Part D contracts. As a consequence, our Medicare Advantage and Medicare Part D plans are dependent on federal government funding levels. The premium rates paid to Medicare plans are established based on benchmarks which are now tied to a percentage of Medicare fee for service, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories and risk scores. Beginning in 2014, Medicare Advantage and Medicare Part D plans became subject to MLR rules. Continuing government efforts to contain health care related expenditures, including prescription drug cost, and other federal budgetary constraints that result in changes in the Medicare program, including changes with respect to funding, could lead to reductions in the amount of reimbursement, or other changes that could have a material adverse effect on our business, cash flow, financial condition and results of operations. Risks associated with the Medicare Advantage and Medicare Part D plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, increased medical or pharmaceutical costs, overpayments identified as a result of ongoing auditing and monitoring activities, and the limited enrollment periods in this business. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Parts C and D, including those related to collectability of receivables and establishment of liabilities, the actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations. There is also the possibility that Medicare Advantage Special Needs plans will not be re-authorized by Congress. Without Congressional action, these plans will expire on December 31, 2016. If the Special Needs plans are not re-authorized, there could be a loss of revenue and it would become more difficult to coordinate Medicare benefits with other coverage. The ACA also established recovery audit programs for Medicare Parts C and D. The Medicare Part D Recovery Audit Contractor, or RAC, has been auditing Medicare Part D claims since 2012, and a Medicare Part C RAC is expected to be named in 2016, which could increase the volume of audits and subsequent recoupments by the federal government.
The ACA authorized state Medicaid programs to implement RAC programs similar to Medicare RAC programs and a number of states have done so. State RAC programs could increase the amount of audits and any subsequent recoupment by the federal and state governments, which could adversely affect our financial condition and results of our operations.
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
CMS has been conducting audits of our Medicare Advantage health plans to validate the diagnostic data and patient claims that are submitted to CMS and the Medicare Part D RAC has been conducting audits of our Medicare Part D plans. These audits may result in retrospective adjustments in payments made to our health plans. In addition, if we fail to report and correct errors discovered through our own auditing procedures or during a CMS or RAC audit, or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
In addition, there are an increasing number of investigations regarding compliance with various provisions of the ACA. These investigations are being conducted by both CMS and state regulators. As a result, we could be subject to multiple investigations of the same issue. These investigations, and any possible enforcement actions, could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.
We may not complete the acquisition of Cigna within the time frame we anticipate or at all, which could have a negative effect on our business or our results of operations.
On July 23, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, under which we will acquire all of the outstanding shares of Cigna. The acquisition is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The acquisition is also subject to other risks and uncertainties, such as the possibility that Cigna could receive an unsolicited proposal from a third party or that either we or Cigna could exercise our respective termination rights. If the acquisition is not consummated within the expected time frame, or at all, it could have a negative effect on our ability to execute on our growth strategy or on our financial performance.

Failure to complete the acquisition could negatively impact our share price and future business, as well as our financial results.
If the acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the acquisition, we could be subject to a number of risks, including the following: we may be required to pay Cigna a termination fee of $1.85 billion or an expense fee of up to $600 million if the Merger Agreement is terminated under certain circumstances (as more fully described in the Merger Agreement); and we could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, cash flows and financial condition.
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
The integration process could result in a disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Cigna acquisition and could harm our financial performance.
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
As a health benefits company, we operate in a highly competitive environment and in an industry that is currently subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. For example, we began to compete for sales on public exchanges in 2014, which has required, and will continue to require, us to develop or acquire the tools (including social media tools) necessary to interact with the exchanges and with consumers using the exchanges, increase our focus on individual customers and improve our consumer-focused sales and marketing, customer interfaces and product offerings. These factors have produced and will likely continue to produce significant pressures on our profitability.
We also will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants. Due to the price transparency provided by public exchanges, in the market for individual health insurance we face competitive pressures from new and existing competitors. These risks may be enhanced if employers shift to defined contribution health care benefits plans and make greater utilization of private insurance exchanges or encourage their employees to purchase health insurance on the public exchanges. We can provide no assurance that we will be able to compete successfully on these public exchanges or that we will be able to benefit from any opportunities presented by such exchanges. If we are not competitive on these public exchanges or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely impacted.
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
We would be adversely affected if we fail to adequately plan for succession of our Chairman, President and Chief Executive Officer and other senior management and retention of key executives. While we have succession plans in place for members of our senior management, and continue to review and update those plans, and we have employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract and retain suitable successors.
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
We are a holding company whose assets include all of the outstanding shares of common stock (or other ownership interest) of our subsidiaries including our intermediate holding companies and regulated insurance and HMO subsidiaries. Our subsidiaries are separate legal entities. As a holding company, we depend on dividends from our subsidiaries. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares or pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
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
Our regulated subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed maturity securities, mortgage loans, real estate and equity investments, which could generate higher returns on our investments. Failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital, and, in some instances, require the sale of those investments.
We have substantial indebtedness outstanding and may incur additional indebtedness in the future in connection with the Cigna acquisition or otherwise. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities.
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
Upon completion of the Cigna acquisition, we expect to have incurred acquisition-related indebtedness of approximately $26.5 billion and to have assumed approximately $5.1 billion of Cigna’s outstanding debt. Our substantially increased indebtedness and debt-to-equity ratio on a recent historical basis will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and may increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources may be greater than the percentages of cash flows required to service our indebtedness or the indebtedness of Cigna individually prior to the acquisition. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, share repurchases, shareholder dividends, other desirable business opportunities and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
In addition to the expected acquisition-related debt financing described above, we may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our credit agreement or other indebtedness. If we default under our credit agreement, the lenders could cease to make further extensions of credit or cause all of our outstanding debt obligations under our credit agreement to become immediately due and payable, together with accrued and unpaid interest. If the indebtedness under our notes or our credit agreement or our other indebtedness is accelerated, we may be unable to repay or finance the amounts due.

A downgrade in our credit ratings could have an adverse effect on our business, financial condition and results of operations.
Claims-paying ability and financial strength ratings by nationally recognized statistical rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. We believe our strong credit ratings are an important factor in marketing our products to customers, since credit ratings information is broadly disseminated and generally used throughout the industry. In addition, if our credit ratings are downgraded or placed under review, our business, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and creditors, and are not evaluations directed toward the protection of investors in our common stock.
Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Following the announcement of the Cigna acquisition, each of Standard & Poor’s, A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade.
We face risks related to litigation.
We are, or may in the future, be a party to a variety of legal actions that may affect any business, such as employment and employment discrimination-related suits and administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial of health care benefits; the rescission of health insurance policies; development or application of medical policy; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over compensation; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business or corporate governance practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted, arising out of our operations or our 2001 demutualization, including, but not limited to, breaches of security and violations of privacy requirements (including as a result of the cyber attack reported by us in February 2015, as more fully described under Note 13, “Commitments and Contingencies - Cyber Attack Incident,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets. From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges to the award of government contracts by disappointed bidders. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations or financial position.
Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic (including injunctive relief), treble or punitive damages may be sought. Although we maintain insurance coverage for some of these potential liabilities, some liabilities and damages may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition.

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
Our future obligations for state guaranty association assessments could increase in the event that Health Care Reform and its implementation result in increased insolvencies of health insurance plans.
Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when a health insurance plan becomes insolvent. Most state insolvency or guaranty association laws provide for assessments based upon the amount of premiums received on insurance underwritten within such state. Although health insurance company insolvencies have been infrequent, with the implementation of Health Care Reform, a number of smaller health insurance companies and Consumer Operated and Oriented Plan, or Co-op, programs have established premiums that appear to be insufficient to cover the cost of care for their members, which may result in increased insolvencies of health insurance companies and Co-ops covered by these state insolvency or guaranty association laws. In that event, we may experience increased guaranty association assessments, the amount and timing of which cannot be predicted with certainty. In light of significant uncertainty surrounding whether, and to what extent, there may be an increase in insurer or Co-op insolvencies, we are not currently able to estimate our potential financial obligations, losses, or the availability of potential offsets associated with potential increases in guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
We are a party to license agreements with the BCBSA that entitle us to the exclusive and in certain areas non-exclusive use of the Blue Cross and Blue Shield names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, financial condition and results of operations. Upon completion of the Cigna acquisition, we may not initially be in compliance with the BCBSA’s national “best efforts” requirement.
We use the Blue Cross and Blue Shield names and marks as identifiers for our products and services under licenses from the BCBSA. Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks, including: minimum capital and liquidity requirements imposed by the BCBSA; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the Blue Cross and Blue Shield system in contracts with third parties and in public statements; plan governance requirements; cyber security requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to health care plans and related services within its service areas must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.
In addition, our license agreements with the BCBSA include a requirement that at least 66 2/3% of our annual combined national net revenue, as defined by the BCBSA, attributable to health care plans and related services must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks, referred to as the “National Best Efforts Requirement.” Due to the size of Cigna’s business, we may not be in compliance with the National Best Efforts Requirement immediately after completion of the acquisition.
We will be required to submit an action plan for coming into compliance with the National Best Efforts Requirement within 120 days of the completion of the Cigna acquisition if we are out of compliance following closing of the acquisition. Under current BCBSA standards, we would be required to cure any non-compliance with the National Best Efforts Requirement within 24 months from the date when the relevant BCBSA committee makes a determination on our action plan. We believe there are multiple options at our disposal to regain compliance within the allotted timeframe, if necessary. Although we strongly believe there would be numerous ways in which we could re-establish compliance with the National Best Efforts Requirement within the required 24 month period, there can be no guarantee such efforts will be successful, and failure to comply with the requirement could ultimately result in a termination of our license agreements under certain circumstances.
The standards under the license agreements may be modified in certain instances by the BCBSA. For example, from time to time there have been proposals considered by the BCBSA to modify the terms of the license agreements to restrict various potential business activities of licensees. These proposals have included, among other things, a limitation on the ability of a licensee to make its provider networks available to insurance carriers or other entities not holding a Blue Cross or Blue Shield license. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations, or our ability to come back into compliance with the National Best Efforts Requirement if the Cigna acquisition is consummated. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. If we or another BCBS licensee is not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of a license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. As of December 31, 2015, we reported 29.4 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.9 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, financial condition and results of operations.
Regional concentrations of our business may subject us to economic downturns in those regions.
Most of our revenues are generated in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Maryland, Missouri, Nevada, New Hampshire, New York, Ohio, Tennessee, Texas, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state specific or regional economic downturns impacting these states. If such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Large-scale medical emergencies may have a material adverse effect on our business, cash flows, financial condition and results of operations.
Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons. In addition, natural disasters such as hurricanes and the potential for a widespread pandemic of influenza coupled with the lack of availability of appropriate preventative medicines can have a significant impact on the health of the population of widespread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters in our concentrated coverage areas or a large-scale pandemic or epidemic, our covered medical expenses could rise and we could experience a material adverse effect on our business, cash flows, financial condition and results of operations or, in the event of extreme circumstances, our viability could be threatened.
We have built a significant portion of our current business through mergers and acquisitions, joint ventures and strategic alliances and we expect to pursue such opportunities in the future.
The following are some of the risks associated with mergers, acquisitions, joint ventures and strategic alliances, referred to collectively as business combinations, that could have a material adverse effect on our business, financial condition and results of operations:

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

•	we may finance future business combinations by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may also incur additional debt related to future business combinations;

•	we would be competing with other firms, some of which may have greater financial and other resources, to acquire attractive companies; and

•	future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to an increased risk that our BCBSA license agreements may be terminated.

The value of our intangible assets may become impaired.
Due largely to our past mergers, acquisitions and divestitures, goodwill and other intangible assets represent a substantial portion of our assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our consolidated balance sheets.
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
Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.
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
In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Current and long-term available-for-sale investment securities represented a significant percentage of our total consolidated assets at December 31, 2015. Also, in accordance with applicable FASB accounting guidance, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis analyzing both quantitative and qualitative factors. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends.
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
As part of our normal operations, we collect, process and retain certain sensitive and confidential information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of certain sensitive or confidential information, including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act, and numerous state laws governing personal information. Despite the security measures we have in place to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.
In February 2015, we reported the discovery that certain of our information technology systems had been the target of an external cyber attack, as more fully described under Note 13, “Commitments and Contingencies - Cyber Attack Incident,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We are addressing the impact of this cyber attack and supporting federal law enforcement efforts to identify the responsible parties. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. We have incurred expenses to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. Actions have been filed in various federal and state courts and other claims have been or may be asserted against us, allegedly arising out of the cyber attack. Further, we may be subject to additional litigation and governmental investigations which could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, these may not be sufficient to cover all claims and liabilities.
In addition, we cannot ensure that we will be able to identify, prevent or contain the effects of additional cyber attacks or other cybersecurity risks in the future that bypass our security measures or disrupt our information technology systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access, remain a priority for us. Noncompliance with any privacy or security laws and regulations, or any security breach, cyber attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential member information, whether by us or by one of our vendors, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could result in interruptions to our operations and damage our reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
The failure to effectively maintain and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. As a result of our merger and acquisition activities, we have acquired additional systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards including public exchanges and other aspects of Health Care Reform, compliance with legal requirements, private insurance exchanges and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to adequately implement and maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive and cost disadvantages to us compared to our competitors and could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. In addition, federal regulations required us to begin using ICD-10 on October 1, 2015, which has required and will continue to require significant information technology investment. If we fail to adequately implement ICD-10 or encounter difficulties in providers' implementation of ICD-10, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations. Also, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, cash flow, financial condition and results of operations.
We are dependent on the success of our relationships with third parties for various services and functions, including pharmacy benefit management services.
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements, and we could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs, an inability to meet our obligations to our customers or require us to seek alternative service providers on less favorable contract terms, any of which could adversely affect our business, reputation, cash flows, financial condition and operating results.

In particular, we are a party to an agreement with Express Scripts whereby Express Scripts is the exclusive provider of certain PBM services to our plans, excluding our CareMore and Simply Healthcare subsidiaries and certain self-insured members, which have exclusive agreements with different PBM service providers. The Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. The failure of either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. If this relationship was terminated, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations, particularly if Express Scripts failed to provide post-termination services. In addition, our failure to meet certain minimum script volume requirements results in financial penalties that could have a material adverse effect on our results of operations.
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
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this location, we have significant operating facilities located in each of the fourteen states where we operate as licensees of the BCBSA, in each of the additional ten states where Amerigroup conducts business and in Arizona where CareMore maintains a branch office. A majority of these locations are leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 13, “Commitments and Contingencies” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Prices
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ANTM.” On February 4, 2016, the closing price on the NYSE was $126.64. As of February 4, 2016, there were 71,430 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2015
First Quarter	$160.64	$122.86
Second Quarter	173.59	148.29
Third Quarter	165.93	134.62
Fourth Quarter	149.87	126.25
2014
First Quarter	$102.56	$81.84
Second Quarter	110.03	90.75
Third Quarter	124.58	106.52
Fourth Quarter	129.96	108.92
Dividends
The quarterly cash dividend declared by our Board of Directors was $0.6250, $0.4375, and $0.3750 per share in 2015, 2014 and 2013, respectively. On February 18, 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.6500 per share.
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
Under the terms of the Merger Agreement with Cigna, during the period before completion of the merger, we will not declare, set aside, make or pay any dividend with respect to our capital stock, other than (1) regular quarterly cash dividends not exceeding, with respect to any quarter, $0.6250 per share, (as such amount may be increased in the ordinary course of business), with declaration, record and payment dates consistent with past practice and in accordance with our dividend policy as of the date of the Merger Agreement and (2) dividends payable by a directly or indirectly wholly owned subsidiary to Anthem or to another directly or indirectly wholly owned subsidiary of Anthem. The cash dividend declared by our Board of Directors on February 18, 2016 was in accordance with the terms of the Merger Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2015 to October 31, 2015	7,561	$139.03	—	$4,175.9
November 1, 2015 to November 30, 2015	893	138.66	—	4,175.9
December 1, 2015 to December 31, 2015	9,096	135.08	—	4,175.9
	17,550		—

1
Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2015, we repurchased 10,417,248 shares at a cost of $1,515.8 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2010 through December 31, 2015, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2010 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from S&P Capital IQ, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
Anthem, Inc.
S&P 500 Index
S&P Managed Health Care Index

	December 31,
	2010	2011	2012	2013	2014	2015
Anthem, Inc.	$100	$118	$111	$171	$236	$267
S&P 500 Index	100	102	118	157	178	181
S&P Managed Health Care Index	100	134	142	211	281	343

Based upon an initial investment of $100 on December 31, 2010 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2015. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2015 included in Part II, Item 8 “Financial Statements and Supplementary Data”, and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31
	2015 [1]	2014 [2]	2013 [2]	2012 [1,2]	2011 [1]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[3]	$78,404.8	$73,021.7	$70,191.4	$60,514.0	$59,865.2
Total revenues	79,156.5	73,874.1	71,023.5	61,497.2	60,710.7
Income from continuing operations	2,560.0	2,560.1	2,634.3	2,651.0	2,646.7
Net income	2,560.0	2,569.7	2,489.7	2,655.5	2,646.7
Per Share Data
Basic net income per share - continuing operations	$9.73	$9.28	$8.83	$8.25	$7.35
Diluted net income per share - continuing operations	9.38	8.96	8.67	8.17	7.25
Dividends per share	2.50	1.75	1.50	1.15	1.00
Other Data (unaudited)
Benefit expense ratio[4]	83.3%	83.1%	85.1%	85.3%	85.1%
Selling, general and administrative expense ratio[5]	16.0%	16.1%	14.2%	14.3%	14.1%
Income from continuing operations before income taxes as a percentage of total revenues	5.9%	5.9%	5.4%	6.3%	6.5%
Net income as a percentage of total revenues	3.2%	3.5%	3.5%	4.3%	4.4%
Medical membership (in thousands)	38,599	37,499	35,653	36,130	34,251
Balance Sheet Data
Cash and investments	$23,124.7	$23,777.7	$22,395.9	$22,464.6	$20,696.5
Total assets[6,7]	61,717.8	61,676.3	59,095.3	58,610.7	51,693.6
Long-term debt, less current portion[6]	15,324.5	14,019.6	13,477.4	14,069.3	8,420.9
Total liabilities[6,7]	38,673.7	37,425.0	34,330.1	34,808.0	28,405.4
Total shareholders’ equity	23,044.1	24,251.3	24,765.2	23,802.7	23,288.2

1
The net assets of and results of operations for Simply Healthcare Holdings, Inc., AMERIGROUP Corporation and CareMore Health Group, Inc. are included from their respective acquisition dates of February 17, 2015, December 24, 2012 and August 22, 2011.

2
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

6
Amounts as of December 31, 2014, 2013, 2012 and 2011 have been retroactively restated to reflect the reclassification of unamortized debt issuance costs from an asset to a contra-liability as a result of the adoption of Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the year ended December 31, 2015.

7
Amounts as of December 31, 2014, 2013, 2012 and 2011 have been retroactively restated to reflect the reclassification of current deferred tax assets from an asset to a contra-liability as a result of the adoption of Accounting Standards Update No. 2015-07, Balance Sheet Classification of Deferred Taxes, during the year ended December 31, 2015.

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
Our Government Business segment includes Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with the Federal Employee Program, or FEP. Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement. Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid; Temporary Assistance for Needy Family, or TANF, programs; programs for seniors and people with disabilities, or SPD; programs for long-term services and support, or LTSS; Children’s Health Insurance Programs, or CHIP, and Medicaid expansion programs. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
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
Our benefit expense primarily includes costs of care for health services consumed by our fully-insured members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products and services through our managed care plans, our aggregate cost of care can fluctuate based on a change in the overall mix of these products and services. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans;

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
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, by and among Anthem, Cigna and Anthem Merger Sub Corp., a Delaware corporation and our direct wholly-owned subsidiary, pursuant to which we will acquire all outstanding shares of Cigna, or the Acquisition. The Acquisition will further our goal of creating a premier health benefits company with critical diversification and scale to lead the transformation of health care delivery for consumers. Cigna is a global health services organization that delivers affordable and personalized products and services to customers through employer-based, government-sponsored and individual coverage arrangements. All of Cigna's products and services are provided exclusively by or through its operating subsidiaries, including Connecticut General Life Insurance Company, Cigna Health and Life Insurance Company, Life Insurance Company of North America and Cigna Life Insurance Company of New York. Such products and services include an integrated suite of health services, such as medical, dental, behavioral health, pharmacy, vision, supplemental benefits, and other related products including group life, accident and disability insurance. Cigna maintains sales capability in 30 countries and jurisdictions.
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We entered into a bridge facility commitment letter and a joinder agreement with a group of lenders which will provide up to $22,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $22,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. We expect that our pro forma debt-to-capital ratio will approximate 49% at the closing of the Acquisition and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing. We also expect to maintain our common stock dividend and we will maintain flexibility with our share repurchase program.
For additional information, see "Risk Factors" included in Part I, Item 1A; and Note 3, “Business Acquisitions and Divestiture - Pending Acquisition of Cigna Corporation" included in Part II, Item 8 of this Annual Report on Form 10-K.
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment. As a result, we serve more than six hundred thousand members in Florida through our affiliated Amerigroup and Simply Healthcare Medicaid and Medicare plans. For additional information see Note 3, “Business Acquisitions and Divestiture - Acquisition of Simply Healthcare" included in Part II, Item 8 of this Annual Report on Form 10-K.
On January 31, 2014, we sold our 1-800 CONTACTS, Inc. business and our glasses.com related assets, or collectively, 1-800 CONTACTS. The operating results for 1-800 CONTACTS for the one month ended January 31, 2014 are reported as discontinued operations. These results were previously reported in the Commercial and Specialty Business segment. Unless otherwise specified, all financial and membership information, other than cash flows, disclosed in this MD&A is from continuing operations. In accordance with Financial Accounting Standards Board, or FASB, guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, "Business Acquisitions and Divestiture - Divestiture of 1-800 CONTACTS," included in Part II, Item 8 of this Annual Report on Form 10-K.
Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, or HHS, the Department of Labor and the Department of the Treasury. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain health insurance coverage, increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform rules, we continue to analyze and refine our estimates of the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. Health Care Reform presents us with new growth opportunities, but also introduces new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. For additional discussion, see Part I, Item 1 “Business - Regulation,” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Pricing in our Commercial and Specialty Business segment, including our Individual and Small Group lines of business, remains competitive and we strive to price our health care benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes, as well as our overall investments for Health Care Reform, have positioned us to benefit from the potential growth opportunities available in fully-insured commercial products as a result of Health Care Reform. In the Individual and Small Group markets, we offer on-exchange products through state or federally facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal premium subsidies are available only for certain members who purchase certain public exchange products. The public exchanges have increased the risk that our products will be selected by individuals who have a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for these public exchange products. We believe that our pricing strategy, brand name and network quality will provide a strong foundation for commercial risk membership growth opportunities in the future.
In our Individual markets we offer bronze, silver and gold products, both on and off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Additionally, we offer platinum products, both on and off the public exchanges, in California and New York.

In our Small Group markets, we offer bronze, silver and gold products, off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio, Virginia and Wisconsin. We offer bronze, silver and gold products, on the public exchanges, in Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, New Hampshire, Ohio and Virginia. Additionally, we offer platinum products, off the public exchanges, in California, Connecticut, Georgia, Kentucky, Maine, Nevada and Virginia.
Private exchanges have gained visibility in the marketplace based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, the heightened level of activity and investment among the consulting and broker communities and other health insurance carriers has generated an increasing level of interest among employers in the Commercial market. To date, adoption levels have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain, we believe private exchanges will provide opportunities for growth.
Health Care Reform also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; increased restrictions on rescinding coverage; establishment of minimum medical loss ratio, or MLR, and customer rebate requirements; establishment of a mandatory annual Health Insurance Provider Fee, or HIP Fee; creation of a federal rate review process; a requirement to cover preventive services on a first dollar basis; the establishment of public exchanges and essential benefit packages and greater limitations on how we price certain of our products. In addition, the legislation reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time and limits the amount of executive compensation that is deductible for income tax purposes.
As a result of Health Care Reform, HHS issued MLR regulations that require us to meet minimum MLR thresholds for Large Group, Small Group and Individual lines of business. Plans that do not meet the minimum thresholds will have to pay a MLR rebate. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the MLR rebate calculation. However, certain components of the MLR calculation as defined by HHS cannot be classified consistently under U.S. generally accepted accounting principles, or GAAP. While considered benefit expense or a reduction of premium revenue by HHS, certain of these costs are classified as other types of expense, such as income tax expense or general and administrative expense, in our GAAP basis financial statements. Accordingly, the benefit expense ratio determined using our consolidated GAAP operating results is not comparable to the MLR calculated under HHS regulations.
Health Care Reform also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D plans beginning in 2014. Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan's MLR is below 85% for five consecutive years.
Beginning in 2014, Health Care Reform imposed an annual HIP Fee on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2015 and 2014 was $11,300.0 and $8,000.0, respectively. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee for 2015 and 2014 was $1,207.5 and $893.3, respectively. The annual HIP Fee to be allocated to all health insurers remains at $11,300.0 for 2016, has been suspended for 2017, and will resume and be increased to $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year.
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
We are also subject to regulations that may result in assessments under state insurance guaranty association laws. The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation. The state court commenced a hearing in connection with the updated plan in July 2015, which has been adjourned. The state court has begun scheduling settlement conferences to resolve outstanding issues with the plan. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments, and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
In addition to the external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. In recent years, we have experienced membership growth due to the quality and pricing of our health benefits products and services, improved economic conditions, decreases in unemployment, acquisitions, entry into new markets and expansions in existing markets. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. However, these membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes or our exit from a specific market. Further, our mix of membership may include more individuals with a higher acuity level obtaining coverage through our products available on the public exchanges, which may not be appropriately adjusted for in our premium rates.
In February 2015, we reported that we were the target of a sophisticated external cyber attack. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. We have continued to implement security enhancements since this incident and are supporting federal law enforcement efforts to identify the responsible parties. For additional information about the cyber attack, see Note 13, “Commitments and Contingencies - Cyber Attack Incident,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Also see Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, for a discussion of the factors identified above and other risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.6 medical members through our affiliated health plans as of December 31, 2015. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through an arrangement with another BCBS licensee in South Carolina. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, Washington and effective January 1, 2016, in Iowa. In addition, we conduct business through our recently acquired Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
In preparation for the recent and ongoing changes to the U.S. health care system and to focus on our core growth opportunities across our Commercial and Specialty Business and Government Business segments, we entered into a definitive agreement in December 2013 to sell our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business to the private equity firm Thomas H. Lee Partners, L.P. Concurrently, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets. The divestitures were completed on January 31, 2014. The operating results for 1-800 CONTACTS are reported as discontinued operations within the consolidated statements of income included in Part II, Item 8 of this Annual Report on Form 10-K. These results were previously reported in the Commercial and Specialty Business segment. Unless otherwise specified, all financial information disclosed in this MD&A is from continuing operations, other than net income, diluted earnings per share and cash flows. In accordance with FASB guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, “Business Acquisitions and Divestiture," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Operating revenue for the year ended December 31, 2015 was $78,404.8, an increase of $5,383.1, or 7.4%, from the year ended December 31, 2014. The increase in operating revenue was primarily a result of higher premium revenue in our Government Business segment, and, to a lesser extent, increased administrative fees in both our Commercial and Specialty Business and Government Business segments. These increases were partially offset by lower premium revenue in our Commercial and Specialty Business segment.
Net income for the year ended December 31, 2015 was $2,560.0, a decrease of $9.7, or 0.4%, from the year ended December 31, 2014. The decrease in net income was primarily due to lower operating results in our Commercial and Specialty Business segment, higher income taxes, a decrease in net earnings from investment activities and increased interest expense. The decrease in net income was partially offset by an increase in the operating results of our Government Business segment and lower realized losses on the extinguishment of debt.
Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2015 was $9.38, an increase of $0.39, or 4.3%, from the year ended December 31, 2014. Our diluted shares for the year ended December 31, 2015 were 272.9, a decrease of 13.0, or 4.5% compared to the year ended December 31, 2014. The increase in EPS resulted from the lower number of shares outstanding in 2015 due to share buyback activity under our share repurchase program, partially offset by the decrease in net income.
Operating cash flow for the year ended December 31, 2015 was $4,116.0, or 1.6 times net income. Operating cash flow for the year ended December 31, 2014 was $3,369.3, or 1.3 times net income. The increase in operating cash flow from 2014 of $746.7 was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and the HIP Fee, and growth in membership. The increase in cash provided by operating activities was further attributable to the receipt of the reinsurance recoveries payment related to the 2014 Health Care Reform reinsurance premium stabilization program and payments made in 2014 that did not recur in 2015 for the adjudication of claims relating to the New York State contract conversion from our fully-insured Local Group business to a self-funded ASO contract. The increase in cash provided by operating activities was partially offset by an increase in claims payments, primarily as a result of membership growth, an increase in income tax payments and an increase in the annual HIP Fee payment.

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
We intend to expand through a combination of organic growth, strategic acquisitions, including the pending acquisition of Cigna, and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by delivering excellent service, offering competitively priced products, providing access to high quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
Significant Transactions
While Health Care Reform has caused significant changes to the U.S. health care system in recent years, the more significant transactions that have occurred over the last three years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Pending acquisition of Cigna expected to close in the second half of 2016;

•	Acquisition of Simply Healthcare (2015);

•
Board of Directors declaration of dividends on common stock (February 2016 and prior) and an increase in the quarterly dividend to $0.6500 per share (February 2016); authorization for repurchases of our common stock (2015 and prior); and debt repurchases and new debt issuance (2015 and prior); and

•	Divestiture of 1-800 CONTACTS (2014).
For additional information regarding these transactions, see Note 3, “Business Acquisitions and Divestiture,” Note 12, "Debt" and Note 14, “Capital Stock,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

•
Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare members and Employer Group Medicare Advantage members, or retired members of Local Group accounts who have selected a Medicare Advantage product. Local Group accounts are generally sold through brokers or consultants working with industry specialists from our in-house sales force and are offered both on and off the public exchanges. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 39.5%, 40.4% and 41.3% of our medical members at December 31, 2015, 2014 and 2013, respectively.

•
Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 4.3%, 4.8% and 4.9% of our medical members at December 31, 2015, 2014 and 2013, respectively.

•
National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We believe we have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies at their competitive local market rates. In addition, Employer Group Medicare Advantage members related to National Accounts groups are reported as part of National Accounts membership. The Employer Group Medicare Advantage members represent less than 1.0% of National Accounts membership. National Accounts represented 19.1%, 19.1% and 19.0% of our medical members at December 31, 2015, 2014 and 2013, respectively.

•
BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive health care services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.0%, 14.1% and 14.2% of our medical members at December 31, 2015, 2014 and 2013, respectively.

•
Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with End Stage Renal Disease. We also include in the Medicare category members enrolled in our dual eligible Medicare-Medicaid Plans, or MMPs, in the states where we participate. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 3.7%, 3.7% and 4.0% of our medical members at December 31, 2015, 2014 and 2013, respectively.

•
Medicaid membership represents eligible members who receive health care benefits through publicly funded health care programs, including Medicaid, TANF, SPD, LTSS, CHIP and Medicaid expansion programs. Total Medicaid program business accounted for 15.3%, 13.8% and 12.3% of our medical members at December 31, 2015, 2014 and 2013, respectively.

•
FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4.1%, 4.1% and 4.3% of our medical members at December 31, 2015, 2014 and 2013, respectively.

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
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2015, 2014 and 2013. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2015 vs. 2014		2014 vs. 2013
(In thousands)	2015	2014	2013	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	15,241	15,137	14,725	104	0.7%	412	2.8%
Individual	1,675	1,793	1,755	(118)	(6.6)%	38	2.2%
National:
National Accounts	7,355	7,155	6,777	200	2.8%	378	5.6%
BlueCard®	5,407	5,279	5,050	128	2.4%	229	4.5%
Total National	12,762	12,434	11,827	328	2.6%	607	5.1%
Medicare	1,439	1,404	1,441	35	2.5%	(37)	(2.6)%
Medicaid	5,914	5,193	4,378	721	13.9%	815	18.6%
FEP	1,568	1,538	1,527	30	2.0%	11	0.7%
Total Medical Membership by Customer Type	38,599	37,499	35,653	1,100	2.9%	1,846	5.2%
Funding Arrangement
Self-Funded	23,666	22,800	20,294	866	3.8%	2,506	12.3%
Fully-Insured	14,933	14,699	15,359	234	1.6%	(660)	(4.3)%
Total Medical Membership by Funding Arrangement	38,599	37,499	35,653	1,100	2.9%	1,846	5.2%
Reportable Segment
Commercial and Specialty Business	29,678	29,364	28,307	314	1.1%	1,057	3.7%
Government Business	8,921	8,135	7,346	786	9.7%	789	10.7%
Total Medical Membership by Reportable Segment	38,599	37,499	35,653	1,100	2.9%	1,846	5.2%
Other Membership
Life and Disability Members	4,849	4,762	4,819	87	1.8%	(57)	(1.2)%
Dental Members	5,206	4,995	4,895	211	4.2%	100	2.0%
Dental Administration Members	5,282	4,918	4,886	364	7.4%	32	0.7%
Vision Members	5,641	5,096	4,743	545	10.7%	353	7.4%
Medicare Advantage Part D Members	622	690	628	(68)	(9.9)%	62	9.9%
Medicare Part D Standalone Members	371	467	474	(96)	(20.6)%	(7)	(1.5)%

December 31, 2015 Compared to December 31, 2014
Medical Membership (in thousands)
During the year ended December 31, 2015, total medical membership increased 1,100, or 2.9%, primarily due to increases in our Medicaid, National Accounts, BlueCard® and Local Group membership, partially offset by decreases in our Individual membership.
Self-funded medical membership increased 866, or 3.8%, primarily due to increases in our Local Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded administrative services only, or ASO, contracts, and growth in our National Accounts and BlueCard® membership.
Fully-insured membership increased 234, or 1.6%, primarily due to growth in our Medicaid and Medicare businesses including membership acquired with the acquisition of Simply Healthcare, and increased sales in our Individual business ACA-compliant on- and off-exchange product offerings. These increases were partially offset by Local Group fully-insured membership declines, largely driven by conversions of fully-insured contracts to self-funded ASO contracts and our decision to exit the Georgia employer group Medicare product offering. The increase was further offset by attrition in our Individual business non-ACA-compliant product offerings.
Local Group membership increased 104, or 0.7%, primarily due to increases in our self-funded accounts. The increase in membership was partially offset by attrition in our Small Group line of business resulting from product mix changes as members moved into Health Care Reform product offerings and competitive pressures. The increase was further offset by fully-insured membership declines resulting from our decision to exit the Georgia employer group Medicare product offering.
Individual membership decreased 118, or 6.6%, primarily due to attrition in non-ACA-compliant product offerings, partially offset by increased sales in ACA-compliant on- and off-exchange product offerings.
National Accounts membership increased 200, or 2.8%, primarily due to new sales and in-group change.
BlueCard® membership increased 128, or 2.4%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 35, or 2.5%, primarily due to membership acquired through the acquisition of Simply Healthcare and growth in our MMPs primarily due to commencement of operations in new dual eligible markets.
Medicaid membership increased 721, or 13.9%, primarily due to commencement of operations in new markets including membership acquired through the acquisition of Simply Healthcare, and growth through Health Care Reform expansions.
FEP membership increased 30, or 2.0%, primarily due to higher sales during open enrollment.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership increased 87, or 1.8%, primarily due to growth and higher sales in our Local Group business.
Dental membership increased 211, or 4.2%, primarily due to new sales and growth in our Local Group and Individual businesses, partially offset by attrition in our off-exchange Local Group and Individual business product offerings.
Dental administration membership increased 364, or 7.4%, primarily due to the acquisition of a large managed dental contract pursuant to which we provide dental administrative services.
Vision membership increased 545, or 10.7%, primarily due to increased sales and penetration in our Medicare business, and growth in our Local Group, National Accounts and Individual businesses. These increases were partially offset by attrition in our off-exchange Local Group and Individual business product offerings.

Medicare Advantage Part D membership decreased 68, or 9.9%, primarily due to membership declines resulting from our decision to exit the Georgia employer group Medicare product offering, partially offset by commencement of operations in new dual eligible markets and membership acquired through the acquisition of Simply Healthcare.
Medicare Part D standalone membership decreased 96, or 20.6%, primarily due to our product repositioning strategies and select strategic actions in certain markets.
December 31, 2014 Compared to December 31, 2013
Medical Membership (in thousands)
During the year ended December 31, 2014, total medical membership increased 1,846, or 5.2%, primarily due to increases in our Medicaid, Local Group, National Accounts and BlueCard® membership.
Self-funded medical membership increased 2,506, or 12.3%, primarily due to increases in our Local Group self-funded accounts including the New York State contract conversion from a fully-insured contract to a self-funded ASO contract and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase was further attributable to growth in our National Accounts and BlueCard® membership.
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
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the year ended December 31, 2015 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we estimate that our aggregate cost of care trend was in the lower half of the 6.5% to 7.5% range for the full year of 2015. We anticipate that medical cost trends will be in the range of 7.0% to 7.5% in 2016.
Medical utilization, including pharmacy utilization, has been lower than in previous years. Consistent with prior years, provider rate increases were a primary driver of medical cost trends. We continually negotiate with hospitals and physicians to manage these cost trends. We commonly negotiate multi-year contracts with hospitals and physicians, minimizing annual fluctuations in medical cost trend. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Unit cost increases were also a driver of pharmacy cost. High cost Hepatitis C drug therapies also have put upward pressure on pharmacy trend.
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
Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, occupational and physical therapy and many others. One example of the programs we have developed to mitigate outpatient costs is our Cancer Care Quality Program. This program, developed in collaboration with our subsidiary, AIM Specialty Health, identifies certain cancer treatment pathways selected based upon current medical evidence, peer-reviewed published literature, consensus guidelines and our clinical policies to support oncologists in identifying cancer treatment therapies that are highly effective and provide greater value.

Consolidated Results of Operations
Our consolidated summarized results of operations for the years ended December 31, 2015, 2014 and 2013 are discussed in the following section.

				Change
	Years Ended December 31			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Total operating revenue	$78,404.8	$73,021.7	$70,191.4	$5,383.1	7.4%	$2,830.3	4.0%
Net investment income	677.6	724.4	659.1	(46.8)	(6.5)%	65.3	9.9%
Net realized gains on investments	157.5	177.0	271.9	(19.5)	(11.0)%	(94.9)	(34.9)%
Other-than-temporary impairment losses on investments	(83.4)	(49.0)	(98.9)	(34.4)	(70.2)%	49.9	50.5%
Total revenues	79,156.5	73,874.1	71,023.5	5,282.4	7.2%	2,850.6	4.0%
Benefit expense	61,116.9	56,854.9	56,237.1	4,262.0	7.5%	617.8	1.1%
Selling, general and administrative expense	12,534.8	11,748.4	9,952.9	786.4	6.7%	1,795.5	18.0%
Other expense[1]	873.8	902.7	993.3	(28.9)	(3.2)%	(90.6)	(9.1)%
Total expenses	74,525.5	69,506.0	67,183.3	5,019.5	7.2%	2,322.7	3.5%
Income from continuing operations before income tax expense	4,631.0	4,368.1	3,840.2	262.9	6.0%	527.9	13.7%
Income tax expense	2,071.0	1,808.0	1,205.9	263.0	14.5%	602.1	49.9%
Income from continuing operations	2,560.0	2,560.1	2,634.3	(0.1)	—%	(74.2)	(2.8)%
Income (loss) from discontinued operations, net of tax[2]	—	9.6	(144.6)	(9.6)	NM3	154.2	NM3
Net income	$2,560.0	$2,569.7	$2,489.7	$(9.7)	(0.4)%	$80.0	3.2%

Average diluted shares outstanding	272.9	285.9	303.8	(13.0)	(4.5)%	(17.9)	(5.9)%
Diluted net income (loss) per share:
Diluted - continuing operations	$9.38	$8.96	$8.67	$0.42	4.7%	$0.29	3.3%
Diluted - discontinued operations[2]	—	0.03	(0.47)	(0.03)	NM3	0.50	NM3
Diluted net income per share	$9.38	$8.99	$8.20	$0.39	4.3%	$0.79	9.6%
Benefit expense ratio[4]	83.3%	83.1%	85.1%		20bp5		(200)bp5
Selling, general and administrative expense ratio[6]	16.0%	16.1%	14.2%		(10)bp5		(190)bp5
Income from continuing operations before income taxes as a percentage of total revenue	5.9%	5.9%	5.4%		0bp5		50bp5
Net income as a percentage of total revenue	3.2%	3.5%	3.5%		(30)bp5		0bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and gain/loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2015, 2014 and 2013 were $73,385.1, $68,389.8 and $66,119.1, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Total operating revenue increased $5,383.1, or 7.4%, to $78,404.8 in 2015, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to membership increases across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and rate increases across our businesses designed to cover overall cost trends and the increase in the HIP Fee. The increase in premiums was further attributable to membership increases in our ACA-compliant on- and off-exchange Individual business product offerings and refinement of estimates associated with Medicare risk score revenue in the prior year. The increase in premiums was offset, in part, by the fully-insured membership declines in our Local Group business, attrition in non-ACA-compliant Individual business product offerings and revised estimates made to accruals for the Health Care Reform risk adjustment premium stabilization program, including revised estimates of prior year accruals. The increase in administrative fees primarily resulted from rate increases and membership growth for self-funded members in our Local Group and National Accounts businesses.
Net investment income decreased $46.8, or 6.5%, to $677.6 in 2015, primarily due to lower income from alternative investments, partially offset by higher investment yields on fixed maturity securities.
Net realized gains on investments decreased $19.5, or 11.0%, to $157.5 in 2015, primarily due to an increase in net realized losses on sales of fixed maturity securities, partially offset by an increase in net realized gains on sales of equity securities and settlements of derivative financial instruments.
Other-than-temporary impairment losses on investments increased $34.4, or 70.2%, to $83.4 in 2015, primarily due to an increase in impairment losses on equity and fixed maturity securities.
Benefit expense increased $4,262.0, or 7.5%, to $61,116.9 in 2015, primarily due to an increase in overall cost trends across our businesses, membership growth across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and membership growth in our ACA-compliant on- and off-exchange Individual business product offerings. These increases were partially offset by the fully-insured membership declines in our Local Group business and non-ACA-compliant Individual business product offerings, as described above.
Our benefit expense ratio increased 20 basis points to 83.3% in 2015, largely driven by changes in the mix of the product portfolio, higher than expected medical costs in our Individual business, and adjustments made to current and prior year accruals related to the Health Care Reform risk adjustment premium stabilization program. These increases were partially offset by improvement in our Local Group business and certain Medicare lines of business predominantly due to improved medical cost performance. The increase in the ratio was further offset by refinement of estimates associated with Medicare risk score revenue in the prior year.
Selling, general and administrative expense increased $786.4, or 6.7%, to $12,534.8 in 2015. Our selling, general and administrative expense ratio decreased 10 basis points to 16.0% in 2015. The increase in the expense was primarily due to increased associate costs to support our growth in membership. The increase in expense was further due to net increases in Health Care Reform fees, primarily due to an increase in the HIP Fee of $314.2, and increased premium taxes as a result of the growth in premiums. These increases were partially offset by a decrease in assessments related to the Health Care Reform reinsurance premium stabilization program of $163.4. The decrease in the ratio was primarily due to the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average.
Other expense decreased $28.9, or 3.2%, to $873.8 in 2015, primarily due to changes in gains and losses on the extinguishment of debt. For the year ended December 31, 2015, we recognized net gains on extinguishment of debt of $9.3 compared to net losses on extinguishment of debt of $81.1 for the year ended December 31, 2014. The decrease in other expense was partially offset by higher interest expense in 2015 driven by higher outstanding debt balances and the amortization of fees incurred for the obtainment of the bridge facility commitment letter and joinder agreement to partially fund the pending acquisition of Cigna. The decrease in other expense was further offset by an increase in amortization of intangible assets. For additional information related to our borrowings, see "Liquidity and Capital Resources," below.
Income tax expense increased $263.0, or 14.5%, to $2,071.0 in 2015. The effective tax rates in 2015 and 2014 were 44.7% and 41.4%, respectively. The increase in income tax expense was primarily due to the increase of the non-tax deductible HIP Fee, increased income before income taxes and increased state tax expense as a result of an adverse California franchise tax ruling. The increase in the effective tax rate for 2015 was primarily due to the increase in the non-tax deductible HIP fee and the state tax impact of the adverse California franchise tax ruling.
Our net income as a percentage of total revenue decreased 30 basis points to 3.2% in 2015 as compared to 2014 as a result of all factors discussed above.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Total operating revenue increased $2,830.3, or 4.0% to $73,021.7 in 2014, resulting primarily from higher premiums and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases across our businesses designed to cover overall cost trends and new fees associated with Health Care Reform, including HIP Fees reimbursed by Medicaid state plans. The increase in premiums was further attributable to membership increases in our Medicaid and Individual businesses. The increase in premiums was offset, in part, by fully-insured membership declines in our Local Group business as a result of the New York State contract conversion and affordability challenges affecting healthcare consumers. The increase was further offset by higher experience rated refunds in our Medicaid business, and lower premiums in our Medicare Advantage business primarily due to membership declines and a refinement of estimates associated with Medicare risk score revenue for prior years. The increase in administrative fees primarily resulted from membership growth in our Local Group business, including the New York State contract conversion and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase in administrative fees was further attributable to growth in our National Accounts business.
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
Other expense decreased $90.6, or 9.1%, to $902.7 in 2014, primarily due to lower losses recognized on debt extinguishment associated with the early redemption and repurchase of outstanding senior unsecured notes. During the years ended December 31, 2014 and 2013, we recognized losses on extinguishment of debt of $81.1 and $145.3, respectively. The decrease in other expense was further attributable to reduced amortization of certain other intangible assets acquired in prior years. For additional information related to our borrowings, see "Liquidity and Capital Resources," below.

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
The discussion of segment results for the years ended December 31, 2015, 2014 and 2013 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 19, “Segment Information,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our Commercial and Specialty Business, Government Business, and Other segments’ summarized results of operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

				Change
	Years Ended December 31			2015 vs. 2014			2014 vs. 2013
	2015	2014	2013	$	%		$	%
Commercial and Specialty Business
Operating revenue	$37,570.8	$39,199.6	$39,404.2	$(1,628.8)	(4.2)%		$(204.6)	(0.5)%
Operating gain	$2,854.0	$3,260.9	$3,176.4	$(406.9)	(12.5)%		$84.5	2.7%
Operating margin	7.6%	8.3%	8.1%		(70	)bp		20	bp
Government Business
Operating revenue	$40,813.0	$33,796.4	$30,752.6	$7,016.6	20.8%		$3,043.8	9.9%
Operating gain	$1,978.5	$1,191.9	$844.0	$786.6	66.0%		$347.9	41.2%
Operating margin	4.8%	3.5%	2.7%		130	bp		80	bp
Other
Operating revenue[1]	$21.0	$25.7	$34.6	$(4.7)	(18.3)%		$(8.9)	(25.7)%
Operating loss[2]	$(79.4)	$(34.4)	$(19.0)	$(45.0)	130.8%		$(15.4)	81.1%

1	Fluctuations not material.

2	Fluctuations are primarily a result of changes in unallocated corporate expenses. The increase in 2015 was primarily due to transaction costs associated with our pending acquisition of Cigna.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Commercial and Specialty Business
Operating revenue decreased $1,628.8, or 4.2%, to $37,570.8 in 2015, due in part to fully-insured membership declines in our Large Group business largely driven by the discontinuation of our Georgia employer group Medicare product offering. The decrease in operating revenue was further attributable to attrition in our Small Group line of business resulting from both product mix changes as members moved into Health Care Reform product offerings and competitive pressures. Additionally, operating revenue decreased as a result of attrition in non-ACA-compliant Individual business product offerings and revised estimates made to accruals for the Health Care Reform risk adjustment premium stabilization program, including revised estimates of prior year accruals. These decreases were partially offset by premium rate increases in our Individual and Local Group lines of business designed to cover overall cost trends and the increase in the HIP Fee. The decrease in operating revenue was further offset by membership growth in our ACA-compliant on- and off-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily attributable to membership growth and rate increases for self-funded members in our Large Group and National Accounts businesses.
Operating gain decreased $406.9, or 12.5%, to $2,854.0 in 2015, primarily due to higher than expected medical costs in our Individual business, membership declines in our fully-insured Local Group and Individual lines of business and revised estimates made to current and prior year accruals related to the Health Care Reform risk adjustment premium stabilization program. These decreases were partially offset by an increase in operating gain in our Local Group business primarily due to improved medical cost performance. The increase in operating gain was further offset by increases in self-funded membership in our Local Group and National Accounts businesses.
The operating margin in 2015 was 7.6%, a 70 basis point decrease from 2014, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $7,016.6, or 20.8%, to $40,813.0 in 2015. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through commencement of operations in new markets including membership obtained through the acquisition of Simply Healthcare, membership growth through Health Care Reform expansions and membership growth in existing markets. The increase in Medicaid premiums was further due to rate increases designed to cover overall cost trends and the increase in the HIP Fee. The increase in operating revenue was further attributable to premium increases in our Medicare business as a result of rate increases designed to cover overall cost trends, the acquisition of Simply Healthcare and refinement of estimates associated with Medicare risk score revenue in the prior year. Finally, increased premiums in our FEP business primarily due to increased benefit utilization contributed to the increase in operating revenue.
Operating gain increased $786.6, or 66.0%, to $1,978.5 in 2015, primarily due to membership growth and improved medical cost performance in certain markets in our Medicaid and Medicare business, and refinement of estimates associated with Medicare risk score revenue in the prior year that did not recur in the current year. The increase in operating gain was further attributable to higher reimbursements for the non-tax deductible portion of the HIP Fee. These increases were partially offset by higher administrative costs to support our growth in membership.
The operating margin in 2015 was 4.8%, a 130 basis point increase over 2014, primarily due to the factors discussed in the preceding two paragraphs.
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
The operating margin in 2014 was 3.5%, an 80 basis point increase over 2013, primarily due to the factors discussed in the preceding two paragraphs.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2015, this liability was $7,569.8 and represented 19.6% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 96.7%, or $7,317.0, of our total medical claims liability as of December 31, 2015; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3.3%, or $252.8, of the total medical claims payable as of December 31, 2015. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
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
While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2015 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2015, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $168.0, in the December 31, 2015 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2015 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2015, there was a 330 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 4%, or approximately $337.0, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2015.
See Note 11, “Medical Claims Payable,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2015, 2014 and 2013. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.1% for 2015, 89.4% for 2014 and 89.3% for 2013. The decrease in this ratio for 2015 reflects slower claims processing that occurred over the most recent year.
We calculate the percentage of prior years’ redundancies in the current year as a percent of prior years' net incurred claims payable less prior years’ redundancies in the current year in order to demonstrate the development of the prior years’ reserves. This metric was 15.1% for the year ended December 31, 2015, 9.7% for the year ended December 31, 2014 and 10.8% for the year ended December 31, 2013. The year ended December 31, 2015 metric reflects a slightly higher level of conservatism compared to the targeted prior year reserve for adverse deviation and a resultant higher level of prior years' redundancies than the years ended December 31, 2014 and 2013.
We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2015, this metric was 1.4%, which was calculated using the redundancy of $800.2. This metric was 1.0% for 2014 and 1.3% for 2013.
The following table shows the variance between total net incurred medical claims as reported in Note 11, “Medical Claims Payable,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2014 and 2013 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2014	2013
Total net incurred medical claims, as reported	$55,763.9	$55,295.2
Retrospective basis, as described above	55,505.6	55,352.4
Variance	$258.3	$(57.2)
Variance to total net incurred medical claims, as reported	0.5%	(0.1)%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2015 estimate of medical claims payable will be known during 2016.
The 2014 variance to total net incurred medical claims, as reported of 0.5% was greater in absolute value than the 2013 percentage of (0.1)%. The higher 2014 variance was driven by a higher level of prior year redundancies in 2015 associated with 2014 claim payments. Prior year redundancies in 2013 associated with 2012 claim payments were lower by comparison, thus creating a lower 2013 variance.
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
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2015 was $17,562.2 and other intangible assets were $8,158.0. The sum of goodwill and other intangible assets represented 41.7% of our total consolidated assets and 111.6% of our consolidated shareholders’ equity at December 31, 2015.
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
We did not incur any impairment losses as a result of our 2015 annual impairment tests as the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2015. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months. However, as a result of certain provisions of Health Care Reform, along with current economic conditions, we have experienced lower operating margins in certain lines of business. Those margins could become further compressed if results from implementation of Health Care Reform are significantly different than anticipated. As a result, the estimated fair values of certain of our reporting units with goodwill could fall below their carrying values in future periods and if that were to occur, we would be required to record impairment losses at that time.
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
For additional information, see Note 3, "Business Acquisitions and Divestiture" and Note 9, “Goodwill and Other Intangible Assets,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Investments
Current and long-term available-for-sale investment securities were $18,951.0 at December 31, 2015 and represented 30.7% of our total consolidated assets at December 31, 2015. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
The credit component of an OTTI is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.
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
In addition to available-for-sale investment securities, we held additional long-term investments of $2,041.1, or 3.3% of total consolidated assets, at December 31, 2015. These long-term investments consisted primarily of certain other equity investments, cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $17,478.2 at December 31, 2015. The weighted-average credit rating of these securities was “A” as of December 31, 2015. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities, and corporate securities of $1,483.5, $3.2 and $0.3, respectively, that are guaranteed by third parties. With the exception of twenty-seven securities with a fair value of $11.5, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2015. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without a guarantee was “AA” as of December 31, 2015 for the securities for which such information is available.

At December 31, 2015, we owned $777.2 of energy sector fixed maturity securities out of a total available-for-sale investment portfolio of $18,951.0. These energy sector securities had accumulated net unrealized losses of $172.0 and have the potential for material future credit loss impairments if oil and natural gas prices stay at current levels or are further suppressed.
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
We obtain only one quoted price for each security from the pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2015 and 2014.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2015 totaled $315.8 and represented approximately 1.5% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities, equity securities and structured securities for which observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2015 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.84%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. At the December 31, 2015 measurement date, the selected weighted-average discount rate was 3.92%, compared to 3.66% at the December 31, 2014 measurement date. We developed this rate using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
At our December 31, 2015 measurement date, the selected discount rate for all plans was 4.01%, compared to a discount rate of 3.74% at the December 31, 2014 measurement date. We developed this rate using a yield curve approach as described above.
The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2015 measurement date was 8.00% for 2016 with a gradual decline to 4.50% by the year 2028. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2015 measurement date was 5.75% for 2016 with a gradual decline to 4.50% by the year 2021. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2015 by $45.0 and would increase service and interest costs by $2.2. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $38.3 as of December 31, 2015 and would decrease service and interest costs by $1.8.
For additional information regarding our retirement benefits, see Note 10, “Retirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2015 that had, or are expected to have a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have been experiencing higher than normal volatility. During recent years, the federal government and various governmental agencies have taken a number of steps to restore liquidity in the financial markets and to help relieve the credit crisis and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.
We have a $2,500.0 commercial paper program. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our $3,500.0 senior revolving credit facility to redeem any outstanding commercial paper upon maturity. Additionally, we believe the lenders participating in our credit facility would be willing and able to provide financing in accordance with their legal obligations. In addition to the $3,500.0 senior revolving credit facility, we estimate that we will receive approximately $2,100.0 of dividends from our subsidiaries during 2016, which also provides further operating and financial flexibility.
The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31
	2015	2014	2013
Cash flows provided by (used in):
Operating activities	$4,116.0	$3,369.3	$3,052.3
Investing activities	(1,151.5)	(974.9)	(2,234.4)
Financing activities	(2,997.4)	(1,822.5)	(1,717.8)
Effect of foreign exchange rates on cash and cash equivalents	(5.3)	(7.1)	2.2
(Decrease) increase in cash and cash equivalents	$(38.2)	$564.8	$(897.7)

Liquidity—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
 During the year ended December 31, 2015, net cash flow provided by operating activities was $4,116.0, compared to $3,369.3 for the year ended December 31, 2014, an increase of $746.7. The increase was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and the HIP Fee, and growth in membership. The increase in cash provided by operating activities was further attributable to the receipt of the reinsurance recoveries payment related to the 2014 Health Care Reform reinsurance premium stabilization program and payments made in 2014 that did not recur in 2015 for the adjudication of claims relating to the New York State contract conversion from our fully-insured Local Group business to a self-funded ASO contract. The increase in cash provided by operating activities was partially offset by an increase in claims payments, primarily as a result of membership growth, an increase in income tax payments and an increase in the annual HIP Fee payment.
Net cash flow used in investing activities was $1,151.5 during the year ended December 31, 2015, compared to $974.9 for the year ended December 31, 2014. The increase in cash flow used in investing activities of $176.6 primarily resulted from changes in cash flows relating to the purchase and sale of subsidiaries. Cash utilized for the purchase of subsidiaries during the year ended December 31, 2015 primarily related to the purchase of Simply Healthcare. During the year ended December 31, 2014, cash was provided by the sale of our 1-800 CONTACTS business and glasses.com related assets. The increase in cash flow used in investing activities was partially offset by changes in securities lending collateral and a decrease in net purchases of investments.
Net cash flow used in financing activities was $2,997.4 during the year ended December 31, 2015, compared to $1,822.5 for the year ended December 31, 2014. The increase in cash flow used in financing activities of $1,174.9 primarily resulted from changes in long-term borrowings as a result of net repayments of long-term borrowings during 2015 compared to net proceeds from long-term borrowings during 2014. The increase in cash flow used in financing activities was further attributable to changes in securities lending payable, changes in bank overdrafts, an increase in cash dividends paid to shareholders and a decrease in proceeds from the issuance of common stock under our employee stock plans. The increase in cash flow used in financing activities was partially offset by a decrease in common stock repurchases, an increase in net proceeds from commercial paper borrowings, an increase in net proceeds from short-term borrowings and an increase in excess tax benefits from share-based compensation.
Liquidity— Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
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

Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $23,124.7 at December 31, 2015. Since December 31, 2014, total cash, cash equivalents and investments, including long-term investments, decreased by $653.0 primarily due to common stock repurchases, net repayments of short- and long-term borrowings, cash dividends paid to shareholders, the acquisition of Simply Healthcare, purchases of property and equipment, decreases in bank overdrafts and decreases in securities lending payables. These decreases were partially offset by cash generated from operations, net proceeds received from commercial paper borrowings, decreases in securities lending collateral, proceeds from issuance of common stock under employee stock plans and excess tax benefits from share-based compensation.
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
At December 31, 2015, we held $1,368.3 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
During the year ended December 31, 2015, we repurchased $920.0 of the aggregate principal balance of our outstanding senior convertible debentures due 2042, or the Debentures. In addition, $66.6 aggregate principal balance was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture governing the Debentures. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $2,055.7. We recognized a gain on the extinguishment of debt related to the Debentures of $12.7, based on the fair values of the debt on the repurchase and conversion settlement dates.
On September 10, 2015, we repaid, upon maturity, the $625.0 outstanding principal balance of our 1.25% senior unsecured notes due 2015. Additionally, during the year ended December 31, 2015, we repurchased $13.0 of outstanding principal balance of certain other senior unsecured notes, plus applicable premium, accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt of $3.4 on the repurchase of these notes.
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
On September 15, 2014, we redeemed the $500.0 outstanding principal balance of our 5.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $512.3. We recognized a loss on extinguishment of debt of $2.3 on the redemption of these notes.
On September 11, 2014, we redeemed the $1,097.9 outstanding principal balance of our 5.250% senior unsecured notes due 2016, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $1,178.2. We recognized a loss on extinguishment of debt of $67.6 on the redemption of these notes.
Additionally, during the year ended December 31, 2014, we repurchased $52.0 of outstanding principal amount of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $61.0. We recognized a loss on extinguishment of debt of $11.2 for the year ended December 31, 2014 on the repurchase of these notes.

On August 12, 2014, we issued $850.0 of 2.250% notes due 2019, $800.0 of 3.500% notes due 2024, $800.0 of 4.650% notes due 2044, and $250.0 of 4.850% notes due 2054 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 5.000% and 5.250% senior unsecured notes discussed above, and the remaining net proceeds were used for general corporate purposes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year and commenced on February 15, 2015. The notes have a call feature that allows us to redeem the notes at any time at our option and a put feature that allows a note holder to redeem the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
On September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $411.0. We recognized a loss on extinguishment of debt of $10.0 on the redemption of these notes.
On July 30, 2013, we initiated a cash tender offer and consent solicitation to purchase up to $300.0 aggregate principal amount of our outstanding 5.875% notes due 2017 and 7.000% notes due 2019 (the “First Tranche Offer”) and to purchase up to $300.0 aggregate principal amount of our outstanding 5.950% notes due 2034, 5.850% notes due 2036, 6.375% notes due 2037 and 5.800% notes due 2040 (the “Second Tranche Offer”), collectively, the “Tender Offers”. The Tender Offers were each subject to increase up to an additional $100.0 at our election. On August 12, 2013, we increased the Second Tranche Offer to $400.0 and on August 13, 2013 we repurchased $300.0 of the First Tranche Offer notes and $400.0 of the Second Tranche Offer notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest to the early tender offer settlement date. We recognized a loss on extinguishment of debt of $135.3 on the repurchase of these notes.
On July 30, 2013, we issued $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 6.000% senior unsecured notes and the Tender Offers discussed above, and the balance for general corporate purposes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year and commenced on January 15, 2014. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
On January 25, 2013, we redeemed the outstanding principal balance of $475.0 of 7.500% senior unsecured notes due 2019, plus applicable premium, accrued and unpaid interest, for cash totaling $555.6. The weighted-average redemption price of the notes was approximately 117% of the principal amount outstanding.
For additional information related to our borrowing activities, see Note 12, “Debt” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.8% and 38.3% as of December 31, 2015 and 2014, respectively. We expect that our pro forma debt-to-capital ratio will approximate 49% at the closing of the acquisition of Cigna and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing.
Our senior debt is rated “A” by Standard & Poor’s, “BBB” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.
Future Sources and Uses of Liquidity
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the "Overview" section included in this "Management's Discussion and Analysis of Financial

Condition and Results of Operations"; and Note 3, “Business Acquisitions and Divestiture - Pending Acquisition of Cigna Corporation" included in Part II, Item 8 of this Annual Report on Form 10-K.
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
On August 25, 2015, we terminated our $2,000.0 senior revolving credit facility, initially scheduled to mature on September 29, 2016, and entered into a new $3,500.0 senior revolving credit facility, or the Facility, with a group of lenders. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. The Facility matures on August 25, 2020 and is available for general corporate purposes. There were no amounts outstanding under the senior revolving credit facilities at December 31, 2015 or 2014.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2015, we had $682.2 outstanding under our commercial paper program. We did not have any borrowings outstanding under our commercial paper program at December 31, 2014. Commercial paper borrowings have been classified as long-term debt at December 31, 2015 as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior revolving credit facility described above.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2015 and 2014, $540.0 and $400.0, respectively, were outstanding under our short-term FHLBs borrowings.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2,100.0 of dividends to be paid to the parent company during 2016. During 2015, we received $2,672.3 of dividends from our subsidiaries.
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
A summary of the cash dividend activity for the year ended December 31, 2015 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
January 27, 2015	March 10, 2015	March 25, 2015	$0.6250	$166.6
April 28, 2015	June 10, 2015	June 25, 2015	0.6250	163.9
July 28, 2015	September 10, 2015	September 25, 2015	0.6250	163.0
October 27, 2015	December 4, 2015	December 21, 2015	0.6250	163.1
On February 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.6500 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2016 to the shareholders of record as of March 10, 2016.

A summary of common stock repurchases for the year ended December 31, 2015 is as follows:

Year Ended December 31, 2015
Shares repurchased	10.4
Average price per share	$145.50
Aggregate cost	$1,515.8
Authorization remaining at the end of each period	$4,175.9
On October 2, 2014, the Board of Directors authorized a $5,000.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We expect to utilize the unused authorization remaining at December 31, 2015 over a multi-year period, subject to market and industry conditions. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.
Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2015 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
On-Balance Sheet:
Debt[1]	$24,742.8	$1,276.2	$3,316.6	$2,973.9	$17,176.1
Other long-term liabilities[2]	1,317.8	62.4	518.0	464.9	272.5
Off-Balance Sheet:
Purchase obligations[3]	2,819.3	1,820.5	750.9	247.9	—
Operating lease commitments	848.7	141.5	267.2	194.2	245.8
Investment commitments[4]	685.3	272.8	224.7	148.9	38.9
Total contractual obligations and commitments	$30,413.9	$3,573.4	$5,077.4	$4,029.8	$17,733.3

1	Includes estimated interest expense.

2
Primarily consists of reserves for future policy benefits, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2015 as a result of the value of the assets in the plans.

3	Includes estimated payments for future services under contractual arrangements from third-party service contracts.

4	Includes unfunded capital commitments for alternative investments.
The above table does not contain $224.3 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. For further information, see Note 7, “Income Taxes,” to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet derivative instruments, guarantee transactions, agreements or other contractual arrangements or any indemnification agreements that will require funding in future periods. We have not transferred assets to an unconsolidated entity that serve as credit, liquidity or market risk support to such entity. We do not hold any variable interest in an unconsolidated entity where such entity provides us with financing, liquidity, market risk or credit risk support.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries' respective RBC levels as of December 31, 2015, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Forward-Looking Statements
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our participation in federal and state health insurance exchanges under Health Care Reform, which have experienced and continue to experience challenges due to implementation of initial and phased-in provisions of Health Care Reform, and which entail uncertainties associated with the mix and volume of business, particularly in our Individual and Small Group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; the ultimate outcome of our pending acquisition of Cigna Corporation (“Cigna”) (the “Acquisition”), including our ability to achieve the synergies and value creation contemplated by the Acquisition within the expected time period, or at all, and the risk that unexpected costs will be incurred in connection therewith; the ultimate outcome and results of integrating our and Cigna’s operations and disruption from the Acquisition making it more difficult to maintain businesses and operational relationships; the possibility that the Acquisition does not close, including, but not limited to, due to the failure to satisfy the closing conditions, including the receipt of required regulatory approvals; the risks and uncertainties detailed by Cigna with respect to its business as described in its reports and documents filed with the SEC; our ability to contract with providers on cost-effective and competitive terms; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; state guaranty fund assessments for insolvent insurers; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of investigations, inquiries, claims and litigation related to the cyber attack we reported in February 2015; changes in economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers, acquisitions and strategic alliances; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except Per Share Data or As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2015. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Our available-for-sale investment portfolio includes corporate securities which account for 41.7% of the total portfolio at December 31, 2015 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
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
As of December 31, 2015, 92.2% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $776.2 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $732.9 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
As of December 31, 2015, 7.8% of our available-for-sale investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $147.3. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $147.3.

For additional information regarding our investments, see Part II, Item 8, Note 4, “Investments”, to our audited consolidated financial statements and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2015 consists of senior unsecured notes, remarketable subordinated notes, convertible debentures, commercial paper and subordinated surplus notes by one of our insurance subsidiaries. At December 31, 2015, the carrying value and estimated fair value of our long-term debt was $15,324.5 and $16,185.5, respectively. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2015, we recorded a net liability of $69.0, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps' fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $655.2 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $655.2 increase in fair value.
We also utilize put and call options on the S&P 500 index to hedge, on an economic basis, the exposure of our equity security portfolio to fluctuations in the equity markets. While the impact of fluctuations in the equity markets on these derivatives are largely offset by changes in the fair values of our equity security portfolio, the change in fair value of the derivatives is recognized immediately in our income statement, whereas the change in fair value of our equity securities is recognized in accumulated other comprehensive income. Accordingly, a decrease in the S&P 500 index of 10% would result in an approximate increase of $24.3 in the fair value of these derivatives. An increase in the S&P 500 index of 10% would result in an approximate decrease of $23.7 in the fair value of these derivatives.
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

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2015, 2014 and 2013

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Shareholders of Anthem, Inc.

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthem, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anthem, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 19, 2016

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,113.5	$2,151.7
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $16,950.0 and $17,120.4)	16,920.0	17,467.4
Equity securities (cost of $1,055.8 and $1,303.7)	1,441.8	1,906.6
Other invested assets, current	19.1	20.2
Accrued investment income	170.8	161.4
Premium and self-funded receivables	4,602.8	4,825.5
Other receivables	2,421.4	2,117.0
Income taxes receivable	316.6	308.9
Securities lending collateral	1,300.4	1,515.2
Other current assets	1,555.7	1,473.9
Total current assets	30,862.1	31,947.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $550.4 and $500.7)	558.2	504.4
Equity securities (cost of $27.3 and $27.0)	31.0	31.5
Other invested assets, long-term	2,041.1	1,695.9
Property and equipment, net	2,019.8	1,944.3
Goodwill	17,562.2	17,082.0
Other intangible assets	8,158.0	7,958.1
Other noncurrent assets	485.4	512.3
Total assets	$61,717.8	$61,676.3

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,569.8	$6,861.2
Reserves for future policy benefits	71.9	68.1
Other policyholder liabilities	2,256.5	2,626.5
Total policy liabilities	9,898.2	9,555.8
Unearned income	1,145.5	1,078.1
Accounts payable and accrued expenses	3,318.8	3,651.8
Security trades pending payable	73.1	66.2
Securities lending payable	1,300.9	1,515.3
Short-term borrowings	540.0	400.0
Current portion of long-term debt	—	624.3
Other current liabilities	2,816.1	1,861.2
Total current liabilities	19,092.6	18,752.7
Long-term debt, less current portion	15,324.5	14,019.6
Reserves for future policy benefits, noncurrent	631.7	671.3
Deferred tax liabilities, net	2,630.6	2,945.6
Other noncurrent liabilities	994.3	1,035.8
Total liabilities	38,673.7	37,425.0

Commitments and contingencies—Note 13
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 261,238,188 and 268,109,932	2.6	2.7
Additional paid-in capital	8,555.6	10,062.3
Retained earnings	14,778.5	14,014.4
Accumulated other comprehensive (loss) income	(292.6)	171.9
Total shareholders’ equity	23,044.1	24,251.3
Total liabilities and shareholders’ equity	$61,717.8	$61,676.3

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
	2015	2014	2013
(In millions, except per share data)
Revenues
Premiums	$73,385.1	$68,389.8	$66,119.1
Administrative fees	4,976.6	4,590.6	4,031.9
Other revenue	43.1	41.3	40.4
Total operating revenue	78,404.8	73,021.7	70,191.4
Net investment income	677.6	724.4	659.1
Net realized gains on investments	157.5	177.0	271.9
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(99.9)	(56.2)	(100.6)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	16.5	7.2	1.7
Other-than-temporary impairment losses recognized in income	(83.4)	(49.0)	(98.9)
Total revenues	79,156.5	73,874.1	71,023.5
Expenses
Benefit expense	61,116.9	56,854.9	56,237.1
Selling, general and administrative expense:
Selling expense	1,441.1	1,490.1	1,526.9
General and administrative expense	11,093.7	10,258.3	8,426.0
Total selling, general and administrative expense	12,534.8	11,748.4	9,952.9
Interest expense	653.0	600.7	602.7
Amortization of other intangible assets	230.1	220.9	245.3
(Gain) loss on extinguishment of debt	(9.3)	81.1	145.3
Total expenses	74,525.5	69,506.0	67,183.3
Income from continuing operations before income tax expense	4,631.0	4,368.1	3,840.2
Income tax expense	2,071.0	1,808.0	1,205.9
Income from continuing operations	2,560.0	2,560.1	2,634.3
Income (loss) from discontinued operations, net of tax	—	9.6	(144.6)
Net income	$2,560.0	$2,569.7	$2,489.7
Basic net income (loss) per share:
Basic - continuing operations	$9.73	$9.28	$8.83
Basic - discontinued operations	—	0.03	(0.49)
Basic net income per share	$9.73	$9.31	$8.34
Diluted net income (loss) per share:
Diluted - continuing operations	$9.38	$8.96	$8.67
Diluted - discontinued operations	—	0.03	(0.47)
Diluted net income per share	$9.38	$8.99	$8.20
Dividends per share	$2.50	$1.75	$1.50
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2015	2014	2013
(In millions)
Net income	$2,560.0	$2,569.7	$2,489.7
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(384.3)	118.6	(294.7)
Change in non-credit component of other-than-temporary impairment losses on investments	(5.6)	(3.9)	1.7
Change in net unrealized gains/losses on cash flow hedges	(45.2)	(3.6)	3.0
Change in net periodic pension and postretirement costs	(26.0)	(118.1)	172.7
Foreign currency translation adjustments	(3.4)	(4.3)	1.4
Other comprehensive loss	(464.5)	(11.3)	(115.9)
Total comprehensive income	$2,095.5	$2,558.4	$2,373.8

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
	2015	2014	2013
(In millions)
Operating activities
Net income	$2,560.0	$2,569.7	$2,489.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(157.5)	(177.0)	(271.9)
Other-than-temporary impairment losses recognized in income	83.4	49.0	98.9
(Gain) loss on extinguishment of debt	(9.3)	81.1	145.3
(Gain) loss on disposal from discontinued operations	—	(3.2)	221.8
Loss (gain) on disposal of assets	16.0	(1.7)	3.9
Deferred income taxes	(65.9)	30.7	59.1
Amortization, net of accretion	802.1	744.5	800.9
Depreciation expense	105.8	106.5	107.9
Impairment of property and equipment	1.8	7.9	47.7
Share-based compensation	148.2	168.9	146.0
Excess tax benefits from share-based compensation	(95.8)	(46.4)	(30.1)
Changes in operating assets and liabilities:
Receivables, net	(42.9)	(1,899.7)	(418.3)
Other invested assets	5.9	(21.7)	(15.1)
Other assets	33.8	405.5	(33.6)
Policy liabilities	193.0	1,240.6	(345.8)
Unearned income	33.9	255.1	(73.8)
Accounts payable and accrued expenses	(219.3)	(14.4)	303.6
Other liabilities	686.4	(7.9)	(154.6)
Income taxes	41.5	(34.0)	9.3
Other, net	(5.1)	(84.2)	(38.6)
Net cash provided by operating activities	4,116.0	3,369.3	3,052.3
Investing activities
Purchases of fixed maturity securities	(9,792.0)	(9,613.4)	(13,704.5)
Proceeds from fixed maturity securities:
Sales	8,909.2	8,066.0	10,977.9
Maturities, calls and redemptions	1,313.6	1,318.7	1,836.8
Purchases of equity securities	(1,561.4)	(912.0)	(820.3)
Proceeds from sales of equity securities	1,471.1	746.5	721.0
Purchases of other invested assets	(505.8)	(205.7)	(251.5)
Proceeds from sales of other invested assets	85.9	124.7	127.1
Settlement of non-hedging derivatives	(36.5)	(67.4)	(109.8)
Changes in securities lending collateral	214.4	(545.6)	(405.1)
Purchases of subsidiaries, net of cash acquired	(638.9)	—	—
Proceeds from sale of subsidiary, net of cash sold	—	740.0	—
Purchases of property and equipment	(638.2)	(714.6)	(646.5)
Proceeds from sales of property and equipment	35.3	88.0	39.2
Other, net	(8.2)	(0.1)	1.3
Net cash used in investing activities	(1,151.5)	(974.9)	(2,234.4)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	682.2	(379.2)	(191.7)
Proceeds from long-term borrowings	1,226.5	2,700.0	1,250.0
Repayments of long-term borrowings	(2,697.2)	(1,730.1)	(1,801.9)
Proceeds from short-term borrowings	2,760.0	2,050.0	1,100.0
Repayments of short-term borrowings	(2,620.0)	(2,050.0)	(950.0)
Changes in securities lending payable	(214.4)	545.6	405.0
Changes in bank overdrafts	(243.8)	173.0	9.9
Premiums paid on equity call options	(16.7)	—	(25.8)
Proceeds from sale of put options	16.6	—	—
Repurchase and retirement of common stock	(1,515.8)	(2,998.8)	(1,620.1)
Cash dividends	(656.6)	(480.7)	(448.0)
Proceeds from issuance of common stock under employee stock plans	186.0	301.3	524.7
Excess tax benefits from share-based compensation	95.8	46.4	30.1
Net cash used in financing activities	(2,997.4)	(1,822.5)	(1,717.8)
Effect of foreign exchange rates on cash and cash equivalents	(5.3)	(7.1)	2.2
Change in cash and cash equivalents	(38.2)	564.8	(897.7)
Cash and cash equivalents at beginning of year	2,151.7	1,586.9	2,484.6
Cash and cash equivalents at end of year	2,113.5	2,151.7	1,586.9
Less cash and cash equivalents of discontinued operations at end of year	—	—	(4.8)
Cash and cash equivalents of continuing operations at end of year	$2,113.5	$2,151.7	$1,582.1

 See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value		Retained Earnings
(In millions)
January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	2,489.7	—	2,489.7
Other comprehensive loss	—	—	—	—	(115.9)	(115.9)
Premiums paid on equity options	—	—	(7.9)	—	—	(7.9)
Repurchase and retirement of common stock	(20.7)	(0.1)	(749.5)	(870.5)	—	(1,620.1)
Convertible debentures tax adjustment	—	—	(3.3)	—	—	(3.3)
Dividends and dividend equivalents	—	—	—	(452.4)	—	(452.4)
Issuance of common stock under employee stock plans, net of related tax benefits	9.3	—	672.4	—	—	672.4
December 31, 2013	293.3	2.9	10,765.2	13,813.9	183.2	24,765.2
Net income	—	—	—	2,569.7	—	2,569.7
Other comprehensive loss	—	—	—	—	(11.3)	(11.3)
Settlement of equity options	—	—	(31.4)	—	—	(31.4)
Repurchase and retirement of common stock	(30.4)	(0.2)	(1,115.5)	(1,883.1)	—	(2,998.8)
Dividends and dividend equivalents	—	—	—	(486.1)	—	(486.1)
Issuance of common stock under employee stock plans, net of related tax benefits	5.2	—	444.0	—	—	444.0
December 31, 2014	268.1	2.7	10,062.3	14,014.4	171.9	24,251.3
Net income	—	—	—	2,560.0	—	2,560.0
Other comprehensive loss	—	—	—	—	(464.5)	(464.5)
Premiums for and settlement of equity options	—	—	(14.0)	—	—	(14.0)
Repurchase and retirement of common stock	(10.4)	(0.1)	(382.2)	(1,133.5)	—	(1,515.8)
Dividends and dividend equivalents	—	—	—	(662.4)	—	(662.4)
Issuance of common stock under employee stock plans, net of related tax benefits	3.5	—	308.2	—	—	308.2
Convertible debenture repurchases and conversions	—	—	(1,287.8)	—	—	(1,287.8)
Equity Units contract payments and issuance costs	—	—	(130.9)	—	—	(130.9)
December 31, 2015	261.2	$2.6	$8,555.6	$14,778.5	$(292.6)	$23,044.1

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we”, “our”, “us”, “Anthem” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 38.6 medical members through our affiliated health plans as of December 31, 2015. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program, or FEP. We sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business which was divested on January 31, 2014.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through an arrangement with another BCBS licensee in South Carolina. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, Washington and effective January 1, 2016, in Iowa. In addition, we conduct business through our recently acquired Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At December 31, 2015 we held $122.6 of customer cash with an offsetting liability in other current liabilities.
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
The credit component of an OTTI is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.
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
Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, individuals and government programs, and are reported net of an allowance for doubtful accounts of $318.3 and $213.6 at December 31, 2015 and 2014, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Other Receivables: Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $301.2 and $142.2 at December 31, 2015 and 2014, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.
Income Taxes: We file a consolidated income tax return. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year, excluding the impact from amounts initially recorded for business combinations, if any, and amounts recorded to accumulated other comprehensive income. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.
We account for income tax contingencies in accordance with FASB guidance that contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty-nine years for buildings and improvements, three to five years for data processing equipment and computer software, and the lesser of the remaining life of the building lease or seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2015, we believe there were no material concentrations of credit risk with any individual counterparty.
We generally enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. Certain of our derivative agreements also contain credit support provisions that require us or the counterparty to post collateral if there are declines in the derivative fair value or our credit rating. The derivative assets and derivative liabilities are reported at their fair values net of collateral and netting by the counterparty. At December 31, 2015 we had posted collateral of $182.7 and received collateral of $32.2 related to our derivative financial instruments.
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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2015 or 2014.
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
We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act, or ACA, and related Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform. If we do not meet or exceed the minimum MLR thresholds specified by Health Care Reform, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by applicable line of business (Large Group, Small Group, Individual and Medicare) and legal entity in accordance with regulations issued by the Department of Health and Human Services, or HHS. Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
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
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the Health Care Reform minimum MLR rebates, risk adjustment, reinsurance and risk corridor or contractual premium stabilization programs. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized dependent on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
Administrative fees include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets we offer products through state or federally facilitated marketplaces, or public exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred while advertising and marketing costs associated with corporate image is expensed when first aired. Total advertising and marketing expense was $313.5, $337.0 and $350.9 for the years ended December 31, 2015, 2014 and 2013, respectively.
Health Insurance Provider Fee: Beginning in 2014, Health Care Reform imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2015 and 2014 was $11,300.0 and $8,000.0, respectively. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee for 2015 and 2014 was $1,207.5 and $893.3, respectively. The annual HIP Fee to be allocated to all health insurers remains at $11,300.0 for 2016, has been suspended for 2017 and will resume and be increased to $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year.
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
Recently Adopted Accounting Guidance: In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Prior to the

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

issuance of ASU 2015-17, deferred taxes were required to be presented as a net current asset or liability and a net noncurrent asset or liability. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, the previously reported balance of our net current deferred tax assets of $280.4 was reclassified in the consolidated balance sheet and netted against the net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The adoption of the provisions of ASU 2015-16 upon issuance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
Recent Accounting Guidance Not Yet Adopted: In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effects the adoption of ASU 2016-01 will have on our results of operations and related disclosures.
In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

periods beginning after December 15, 2016. We intend to adopt the provisions of ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. Upon the effective date, ASU 2014-09 will supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for revenue accounted for in accordance with the provisions of Accounting Standards Codification Topic 944, Financial Services - Insurance, or Topic 944. ASU 2014-09 will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. We are currently evaluating the effects the adoption of ASU 2014-09 will have on our results of operations, cash flows, consolidated financial position and related disclosures.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2015 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.
3. Business Acquisitions and Divestiture
Pending Acquisition of Cigna Corporation
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, by and among Anthem, Cigna and Anthem Merger Sub Corp., a Delaware corporation and our direct wholly-owned subsidiary, pursuant to which we will acquire all outstanding shares of Cigna, or the Acquisition. The Acquisition will further our goal of creating a premier health benefits company with critical diversification and scale to lead the transformation of health care delivery for consumers. Cigna is a global health services organization that delivers affordable and personalized products and services to customers through employer-based, government-sponsored and individual coverage arrangements. All of Cigna's products and services are provided exclusively by or through its operating subsidiaries, including Connecticut General Life Insurance Company, Cigna Health and Life Insurance Company, Life Insurance Company of North America and Cigna Life Insurance Company of New York. Such products and services include an integrated suite of health services, such as medical, dental, behavioral health, pharmacy,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

vision, supplemental benefits, and other related products including group life, accident and disability insurance. Cigna maintains sales capability in 30 countries and jurisdictions.
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
Acquisition of Simply Healthcare
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of Simply Healthcare's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in non-tax-deductible goodwill of $474.7 at December 31, 2015, all of which was allocated to our Government Business segment. Goodwill recognized from the acquisition of Simply Healthcare primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicaid and Medicare enrollees. Subsequent to the acquisition date, we recognized a $14.2 reduction to goodwill primarily related to adjustments to provisional amounts of intangible assets recorded on the acquisition date.
The fair value of the net assets acquired from Simply Healthcare includes $430.0 of other intangible assets, which primarily consist of indefinite-lived state licenses and finite-lived customer relationships with amortization periods ranging from 2 to 4 years.
The results of operations of Simply Healthcare are included in our consolidated financial statements within our Government Business segment for the period following February 17, 2015. The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Divestiture of 1-800 CONTACTS
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business to the private equity firm Thomas H. Lee Partners, L.P. Additionally, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets, or collectively, 1-800 CONTACTS. The operating results for 1-800 CONTACTS are reported as discontinued operations in the accompanying consolidated statements of income. These results were previously reported in the Commercial and Specialty Business segment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The sales were completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013. Prior to the sales, 2014 income from discontinued operations, net of tax, was $9.6. Summarized financial information for the 1-800 CONTACTS discontinued operations for the year ended December 31, 2013 is as follows:

2013
Revenues	$434.7

Income from discontinued operations before tax	$17.3
Income tax benefit	(2.6)
Income from discontinued operations	19.9
Loss on disposal from discontinued operations, net of tax	(164.5)
Loss from discontinued operations, net of tax	$(144.6)
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Investments
A summary of current and long-term investments, available-for-sale, at December 31, 2015 and 2014 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2015
Fixed maturity securities:
United States Government securities	$349.5	$2.0	$(1.6)	$—	$349.9	$—
Government sponsored securities	75.6	0.5	(0.1)	(0.1)	75.9	—
States, municipalities and political subdivisions, tax-exempt	5,976.7	284.1	(4.0)	(5.2)	6,251.6	—
Corporate securities	8,209.7	61.1	(267.2)	(110.5)	7,893.1	(15.4)
Residential mortgage-backed securities	1,724.5	41.2	(7.6)	(7.2)	1,750.9	—
Commercial mortgage-backed securities	407.6	1.4	(4.3)	(0.4)	404.3	—
Other debt securities	756.8	4.1	(5.8)	(2.6)	752.5	—
Total fixed maturity securities	17,500.4	394.4	(290.6)	(126.0)	17,478.2	$(15.4)
Equity securities	1,083.1	420.6	(30.9)	—	1,472.8
Total investments, available-for-sale	$18,583.5	$815.0	$(321.5)	$(126.0)	$18,951.0
December 31, 2014
Fixed maturity securities:
United States Government securities	$315.7	$4.6	$(0.3)	$—	$320.0	$—
Government sponsored securities	94.6	0.8	—	(0.4)	95.0	—
States, municipalities and political subdivisions, tax-exempt	5,451.4	287.0	(1.8)	(3.0)	5,733.6	—
Corporate securities	8,335.9	162.9	(123.1)	(43.2)	8,332.5	(6.8)
Options embedded in convertible securities	98.7	—	—	—	98.7	—
Residential mortgage-backed securities	2,099.7	68.9	(1.0)	(8.6)	2,159.0	—
Commercial mortgage-backed securities	504.8	6.1	(0.6)	(0.4)	509.9	—
Other debt securities	720.3	6.1	(1.7)	(1.6)	723.1	—
Total fixed maturity securities	17,621.1	536.4	(128.5)	(57.2)	17,971.8	$(6.8)
Equity securities	1,330.7	618.5	(11.1)	—	1,938.1
Total investments, available-for-sale	$18,951.8	$1,154.9	$(139.6)	$(57.2)	$19,909.9
At December 31, 2015, we owned $2,155.2 of mortgage-backed securities and $698.6 of asset-backed securities out of a total available-for-sale investment portfolio of $18,951.0. These securities included sub-prime and Alt-A securities with fair values of $30.9 and $58.2, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.0 and $3.3, respectively. The average credit rating of the sub-prime and Alt-A securities was “CCC” and “CC”, respectively.
At December 31, 2015, we owned $777.2 of energy sector fixed maturity securities out of a total available-for-sale investment portfolio of $18,951.0. These energy sector securities had accumulated net unrealized losses of $172.0.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

For available-for-sale securities in an unrealized loss position at December 31, 2015 and 2014, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2015
Fixed maturity securities:
United States Government securities	48	$248.4	$(1.6)	2	$0.9	$—
Government sponsored securities	13	18.3	(0.1)	6	8.2	(0.1)
States, municipalities and political subdivisions, tax-exempt	198	467.8	(4.0)	43	83.0	(5.2)
Corporate securities	2,492	4,912.3	(267.2)	372	447.0	(110.5)
Residential mortgage-backed securities	298	668.3	(7.6)	119	186.3	(7.2)
Commercial mortgage-backed securities	66	263.0	(4.3)	17	38.5	(0.4)
Other debt securities	153	488.2	(5.8)	28	77.0	(2.6)
Total fixed maturity securities	3,268	7,066.3	(290.6)	587	840.9	(126.0)
Equity securities	792	261.1	(30.9)	—	—	—
Total fixed maturity and equity securities	4,060	$7,327.4	$(321.5)	587	$840.9	$(126.0)
December 31, 2014
Fixed maturity securities:
United States Government securities	17	$145.3	$(0.3)	2	$0.9	$—
Government sponsored securities	2	0.3	—	16	29.3	(0.4)
States, municipalities and political subdivisions, tax-exempt	136	315.6	(1.8)	80	174.3	(3.0)
Corporate securities	1,802	3,213.3	(123.1)	314	514.6	(43.2)
Residential mortgage-backed securities	78	155.0	(1.0)	186	398.3	(8.6)
Commercial mortgage-backed securities	43	156.2	(0.6)	10	33.2	(0.4)
Other debt securities	79	270.6	(1.7)	21	65.0	(1.6)
Total fixed maturity securities	2,157	4,256.3	(128.5)	629	1,215.6	(57.2)
Equity securities	407	125.4	(11.1)	—	—	—
Total fixed maturity and equity securities	2,564	$4,381.7	$(139.6)	629	$1,215.6	$(57.2)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$276.6	$278.6
Due after one year through five years	4,872.9	4,792.3
Due after five years through ten years	5,392.0	5,390.1
Due after ten years	4,826.8	4,862.0
Mortgage-backed securities	2,132.1	2,155.2
Total available-for-sale fixed maturity securities	$17,500.4	$17,478.2
The major categories of net investment income (loss) for the years ended December 31 are as follows:

	2015	2014	2013
Fixed maturity securities	$679.0	$644.1	$638.9
Equity securities	61.7	57.7	45.9
Cash equivalents	0.7	0.8	1.0
Other	(22.6)	66.3	19.8
Investment income	718.8	768.9	705.6
Investment expense	(41.2)	(44.5)	(46.5)
Net investment income	$677.6	$724.4	$659.1

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Net realized investment gains/losses and net change in unrealized appreciation/depreciation in investments for the years ended December 31are as follows:

	2015	2014	2013
Net realized gains (losses) on investments:
Fixed maturity securities:
Gross realized gains from sales	$135.9	$198.2	$225.9
Gross realized losses from sales	(182.1)	(50.6)	(125.7)
Net realized (losses) gains from sales of fixed maturity securities	(46.2)	147.6	100.2
Equity securities:
Gross realized gains from sales	233.4	93.5	189.6
Gross realized losses from sales	(45.1)	(13.9)	(13.4)
Net realized gains from sales of equity securities	188.3	79.6	176.2
Other investments:
Gross realized gains from sales	139.8	14.4	107.2
Gross realized losses from sales	(124.4)	(64.6)	(111.7)
Net realized gains (losses) from sales of other investments	15.4	(50.2)	(4.5)
Net realized gains on investments	157.5	177.0	271.9

Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(31.2)	(22.3)	(42.5)
Equity securities	(35.6)	(13.5)	(13.9)
Other invested assets, long-term	(16.6)	(13.2)	(42.5)
Other-than-temporary impairment losses recognized in income	(83.4)	(49.0)	(98.9)

Change in net unrealized (losses) gains on investments:
Fixed maturity securities	(372.9)	145.2	(679.8)
Equity securities	(217.7)	36.5	225.4
Other invested assets, long-term	(4.1)	—	—
Total change in net unrealized (losses) gains on investments	(594.7)	181.7	(454.4)
Deferred income tax benefit (expense)	210.4	(63.1)	159.7
Net change in net unrealized (losses) gains on investments	(384.3)	118.6	(294.7)

Net realized gains on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized (losses) gains on investments	$(310.2)	$246.6	$(121.7)
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2015	2014	2013
Proceeds	$11,779.8	$10,255.9	$13,662.8
Gross realized gains	509.1	306.1	522.7
Gross realized losses	(351.6)	(129.1)	(250.8)
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
Other-than-temporary impairments recorded in 2015, 2014 and 2013 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and the fair values of certain equity securities remaining below cost for an extended period of time. There were no individually significant OTTI losses on investments by issuer during 2015, 2014 or 2013.
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
The changes in the amount of the credit component of OTTI losses on fixed maturity securities recognized in income, for which a portion of the OTTI losses was recognized in other comprehensive income, was not material for the years ended December 31, 2015, 2014 or 2013.
At December 31, 2015 and 2014, no investments exceeded 10% of shareholders’ equity.
At December 31, 2015 and 2014, the carrying value of fixed maturity investments that did not produce income during the years then ended were $0.2 and $9.2, respectively.
As of December 31, 2015 we had committed approximately $662.3 to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2015 and 2014, securities with carrying values of approximately $558.2 and $504.4, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
In the tables above, certain amounts for the years ended December 31, 2014 and 2013 have been reclassified to conform to the current year presentation. The reclassifications do not impact amounts presented in the financial statements.
Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $1,300.9 and $1,515.3 at December 31, 2015 and 2014, respectively. The value of the collateral represented 103% of the market value of the securities on loan at December 31, 2015 and 2014.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The remaining contractual maturity of our securities lending agreements at December 31, 2015 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$102.3	$9.7	$1.0	$32.1	$145.1
Corporate securities	813.3	—	—	—	813.3
Equity securities	300.2	6.3	—	—	306.5
Other debt securities	36.0	—	—	—	36.0
Total	$1,251.8	$16.0	$1.0	$32.1	$1,300.9

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

5. Derivative Financial Instruments
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2015 and 2014 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2015
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$7.0	$(0.8)
Interest rate swaps - forward starting pay fixed	4,650.0	Other assets/other liabilities	15.7	(90.9)
Subtotal hedging	6,035.0	Subtotal hedging	22.7	(91.7)

Non-hedging instruments
Interest rate swaps	271.7	Equity securities	1.2	(6.0)
Options	16,917.4	Other assets/other liabilities	305.7	(332.1)
Futures	—	Equity securities	0.1	(0.2)
Subtotal non-hedging	17,189.1	Subtotal non-hedging	307.0	(338.3)
Total derivatives	$23,224.1	Total derivatives	329.7	(430.0)
		Amounts netted	(170.6)	170.6
		Net derivatives	$159.1	$(259.4)

December 31, 2014
Hedging instruments
Interest rate swaps - fixed to floating	$1,185.0	Other assets/other liabilities	$2.6	$(7.8)
Non-hedging instruments
Derivatives embedded in convertible fixed maturity securities	287.0	Fixed maturity securities	98.7	—
Interest rate swaps	97.9	Equity securities	—	(9.4)
Options	12,208.5	Other assets/other liabilities	428.0	(458.4)
Futures	—	Equity securities	0.5	(1.5)
Subtotal non-hedging	12,593.4	Subtotal non-hedging	527.2	(469.3)
Total derivatives	$13,778.4	Total derivatives	529.8	(477.1)
		Amounts netted	(216.7)	216.7
		Net derivatives	$313.1	$(260.4)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at December 31, 2015 and 2014 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2015	2014
Interest rate swap	2015	$200.0	$—	4.350%	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	200.0	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,385.0	$1,185.0
A summary of the effect of fair value hedges on our income statement for the years ended December 31, 2015, 2014 and 2013 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
Year ended December 31, 2015
Interest rate swaps	Interest expense	$12.1	Fixed rate debt	Interest expense	$(12.1)
Year ended December 31, 2014
Interest rate swaps	Interest expense	$25.5	Fixed rate debt	Interest expense	$(25.5)
Year ended December 31, 2013
Interest rate swaps	Interest expense	$31.5	Fixed rate debt	Interest expense	$(31.5)
Cash Flow Hedges
During the year ended December 31, 2015, we entered into a series of forward starting pay fixed interest rate swaps in the notional amount of $4,650.0, with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings beginning in 2017. At December 31, 2015, $4,650.0 was outstanding under these swaps. No cash flow hedges were outstanding at December 31, 2014.
The unrecognized loss for all outstanding and terminated cash flow hedges included in accumulated other comprehensive income, net of tax, was $81.1 and $35.9 at December 31, 2015 and 2014, respectively. As of December 31, 2015, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $5.8.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Income	Hedge Loss Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Year ended December 31, 2015
Forward starting pay fixed swaps	$(75.2)	Interest expense	$(5.5)	None	$—
Year ended December 31, 2014
Forward starting pay fixed swaps	$—	Interest expense	$(5.0)	None	$—
Year ended December 31, 2013
Forward starting pay fixed swaps	$—	Interest expense	$(4.6)	None	$—
We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our income statement for the years ended December 31, 2015, 2014 and 2013 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2015
Derivatives embedded in convertible fixed maturity securities	Net realized gains on investments	$(22.2)
Interest rate swaps	Net realized gains on investments	(1.9)
Options	Net realized gains on investments	34.7
Futures	Net realized gains on investments	(0.1)
Swaptions	Net realized gains on investments	(0.1)
Total		$10.4
Year ended December 31, 2014
Derivatives embedded in convertible fixed maturity securities	Net realized gains on investments	$11.6
Interest rate swaps	Net realized gains on investments	(11.6)
Options	Net realized gains on investments	(54.6)
Futures	Net realized gains on investments	(10.0)
Swaptions	Net realized gains on investments	1.3
Total		$(63.3)
Year ended December 31, 2013
Derivatives embedded in convertible fixed maturity securities	Net realized gains on investments	$31.5
Interest rate swaps	Net realized gains on investments	2.2
Options	Net realized gains on investments	(111.7)
Futures	Net realized gains on investments	22.3
Swaptions	Net realized gains on investments	$3.0
Total		$(52.7)

Anthem, Inc.
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities and certain other asset back securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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
Other invested assets, current: Other invested assets, current include securities held in rabbi trusts that are classified as trading. These securities are designated Level I securities as fair values are based on quoted market prices.
Securities lending collateral: Fair values of securities lending collateral are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value, to facilitate fair value measurements and disclosures.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Derivatives: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the derivative transaction. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar derivative transactions. Derivatives are designated as Level II securities.
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
Investment in DOL 103-12 trust: Fair value is based on the plan’s proportionate share of the fair value of investments held by the trust, qualified as a Department of Labor Regulation 2520.103-12 entity, or DOL 103-12 trust, as reported in the audited financial statements of the trust, where the trustee applies fair value measurements to the underlying investments of the trust.
Life insurance contracts: Fair value is based on the cash surrender value of the policies as reported by the insurer.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 is as follows:

	Level I	Level II	Level III	Total
December 31, 2015
Assets:
Cash equivalents	$701.0	$—	$—	$701.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	349.9	—	—	349.9
Government sponsored securities	—	75.9	—	75.9
States, municipalities and political subdivisions, tax-exempt	—	6,251.6	—	6,251.6
Corporate securities	77.6	7,629.3	186.2	7,893.1
Residential mortgage-backed securities	—	1,750.9	—	1,750.9
Commercial mortgage-backed securities	—	402.4	1.9	404.3
Other debt securities	55.7	671.2	25.6	752.5
Total fixed maturity securities	483.2	16,781.3	213.7	17,478.2
Equity securities	1,253.8	116.9	102.1	1,472.8
Other invested assets, current	19.1	—	—	19.1
Securities lending collateral	708.1	592.3	—	1,300.4
Derivatives (reported with other assets)	—	159.1	—	159.1
Total assets	$3,165.2	$17,649.6	$315.8	$21,130.6
Liabilities:
Derivatives (reported with other liabilities)	$—	$(259.4)	$—	$(259.4)
Total liabilities	$—	$(259.4)	$—	$(259.4)

December 31, 2014
Assets:
Cash equivalents	$573.2	$—	$—	$573.2
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	320.0	—	—	320.0
Government sponsored securities	—	95.0	—	95.0
States, municipalities and political subdivisions, tax-exempt	—	5,733.6	—	5,733.6
Corporate securities	7.1	8,180.8	144.6	8,332.5
Options embedded in convertible securities	—	98.7	—	98.7
Residential mortgage-backed securities	—	2,159.0	—	2,159.0
Commercial mortgage-backed securities	—	506.6	3.3	509.9
Other debt securities	89.2	627.3	6.6	723.1
Total fixed maturity securities	416.3	17,401.0	154.5	17,971.8
Equity securities	1,696.9	192.9	48.3	1,938.1
Other invested assets, current	20.2	—	—	20.2
Securities lending collateral	808.3	706.9	—	1,515.2
Derivatives excluding embedded options (reported with other assets)	—	224.8	—	224.8
Total assets	$3,514.9	$18,525.6	$202.8	$22,243.3
Liabilities:
Derivatives (reported with other liabilities)	$—	$(260.4)	$—	$(260.4)
Total liabilities	$—	$(260.4)	$—	$(260.4)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Year ended December 31, 2015
Beginning balance at January 1, 2015	$144.6	$—	$3.3	$6.6	$48.3	$202.8
Total (losses) gains:
Recognized in net income	1.4	—	—	0.2	(1.5)	0.1
Recognized in accumulated other comprehensive income	0.7	—	—	(0.2)	3.9	4.4
Purchases	132.6	—	1.1	28.3	52.1	214.1
Sales	(11.7)	—	(1.1)	(0.9)	(13.8)	(27.5)
Settlements	(51.6)	—	(1.4)	(0.2)	—	(53.2)
Transfers into Level III	4.8	—	—	—	13.1	17.9
Transfers out of Level III	(34.6)	—	—	(8.2)	—	(42.8)
Ending balance at December 31, 2015	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2015	$(0.6)	$—	$—	$—	$(1.4)	$(2.0)

Year ended December 31, 2014
Beginning balance at January 1, 2014	$115.2	$—	$6.5	$14.8	$41.4	$177.9
Total (losses) gains:
Recognized in net income	(4.4)	—	—	—	(0.7)	(5.1)
Recognized in accumulated other comprehensive income	8.5	—	—	0.4	2.8	11.7
Purchases	68.9	—	3.6	6.5	15.9	94.9
Sales	(48.0)	—	—	(3.6)	(10.6)	(62.2)
Settlements	(11.0)	—	(3.7)	(0.4)	—	(15.1)
Transfers into Level III	24.8	—	—	—	—	24.8
Transfers out of Level III	(9.4)	—	(3.1)	(11.1)	(0.5)	(24.1)
Ending balance at December 31, 2014	$144.6	$—	$3.3	$6.6	$48.3	$202.8
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2014	$(11.1)	$—	$—	$—	$(0.7)	$(11.8)

Year Ended December 31, 2013
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$155.5
Total (losses) gains:
Recognized in net income	(30.3)	—	—	(0.1)	(4.8)	(35.2)
Recognized in accumulated other comprehensive income	(3.5)	—	—	0.6	9.5	6.6
Purchases	51.9	—	—	1.6	17.6	71.1
Sales	(4.8)	—	—	—	(7.1)	(11.9)
Settlements	(15.5)	(1.9)	(6.1)	(0.7)	—	(24.2)
Transfers into Level III	3.0	13.1	12.6	9.8	—	38.5
Transfers out of Level III	(6.7)	(15.5)	—	(0.3)	—	(22.5)
Ending balance at December 31, 2013	$115.2	$—	$6.5	$14.8	$41.4	$177.9
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2013	$(30.8)	$—	$—	$(0.1)	$(6.5)	$(37.4)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the years ended December 31, 2015, 2014 or 2013.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestiture”, we completed our acquisition of Simply Healthcare on February 17, 2015. The values of net assets acquired in our acquisition of Simply Healthcare and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Simply Healthcare's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Simply Healthcare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Simply Healthcare described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2015 or 2014.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2015, 2014 or 2013.
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
The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, income taxes receivable/payable, unearned income, accounts payable and accrued expenses, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.
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
Long-term debt - senior unsecured notes, remarketable subordinated notes and surplus notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities.
Long-term debt—convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2015 and 2014 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2015
Assets:
Other invested assets, long-term	$2,041.1	$—	$—	$2,041.1	$2,041.1
Liabilities:
Debt:
Short-term borrowings	540.0	—	540.0	—	540.0
Commercial paper	682.2	—	682.2	—	682.2
Notes	14,311.6	—	14,523.2	—	14,523.2
Convertible debentures	330.7	—	980.1	—	980.1

December 31, 2014
Assets:
Other invested assets, long-term	$1,695.9	$—	$—	$1,695.9	$1,695.9
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Notes	13,777.8	—	14,794.8	—	14,794.8
Convertible debentures	974.4	—	2,581.9	—	2,581.9

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

7. Income Taxes
The components of deferred income taxes at December 31 are as follows:

	2015	2014
Deferred tax assets relating to:
Retirement benefits	$364.8	$357.7
Accrued expenses	344.6	329.9
Insurance reserves	247.1	209.7
Net operating loss carryforwards	18.1	14.8
Bad debt reserves	154.8	132.9
State income tax	43.4	40.6
Deferred compensation	40.1	46.6
Investment basis difference	62.2	88.2
Other	68.4	34.2
Total deferred tax assets	1,343.5	1,254.6
Valuation allowance	—	(2.6)
Total deferred tax assets, net of valuation allowance	1,343.5	1,252.0
Deferred tax liabilities relating to:
Unrealized gains on securities	127.8	331.4
Intangible assets:
Trademarks and state Medicaid licenses	2,547.6	2,444.3
Customer, provider and hospital relationships	269.2	308.6
Internally developed software and other amortization differences	436.6	403.6
Retirement benefits	252.7	241.1
Debt discount	61.9	184.0
State deferred tax	36.4	49.1
Depreciation and amortization	44.2	29.6
Other	197.7	205.9
Total deferred tax liabilities	3,974.1	4,197.6
Net deferred tax liability	$(2,630.6)	$(2,945.6)
In the table above, certain deferred tax liability amounts related to intangible assets for the year ended December 31, 2014 have been reclassified to provide consistency with the disclosure components of other intangible assets in Note 9, "Goodwill and Other Intangible Assets." This reclassification does not impact amounts presented in the financial statements.
The elimination of the valuation allowance during 2015 was attributable to a reduction in a statutory state income tax rate and continued utilization of state net operating losses. Changes in the valuation allowance during 2014 included a decrease of $9.8 related to a reduction in statutory state income tax rate, a decrease of $16.2 related to utilization of state net operating losses, and an increase of $4.5 related to the sale of 1-800 CONTACTS, for a net decrease of $21.5.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Significant components of the provision for income taxes for the years ended December 31 consist of the following:

	2015	2014	2013
Current tax expense (benefit):
Federal	$1,996.6	$1,629.4	$1,226.4
State and local	133.0	65.8	(42.6)
Total current tax expense	2,129.6	1,695.2	1,183.8
Deferred tax (benefit) expense	(58.6)	112.8	22.1
Total income tax expense	$2,071.0	$1,808.0	$1,205.9
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
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31 is as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,620.9	35.0%	$1,528.8	35.0%	$1,344.1	35.0%
State and local income taxes net of federal tax benefit	75.3	1.6	49.0	1.1	24.4	0.6
Tax exempt interest and dividends received deduction	(63.2)	(1.3)	(65.9)	(1.5)	(64.9)	(1.7)
HIP Fee	422.6	9.1	312.6	7.2	—	—
Other, net	15.4	0.3	(16.5)	(0.4)	(97.7)	(2.5)
Total income tax expense	$2,071.0	44.7%	$1,808.0	41.4%	$1,205.9	31.4%
During the year ended December 31, 2015, we recognized income tax expense of $422.6, or $1.55 per diluted share, as a result of the non-tax deductibility of the HIP Fee payments. We also recognized income tax expense of $42.3, or $0.16 per diluted share, as a result of an adverse California franchise tax ruling. This expense is allocated between the "State and local income taxes net of federal tax benefit" and the "Other, net" line items in the table above.
During the year ended December 31, 2014, we recognized income tax expense of $312.6, or $1.09 per diluted share, as a result of the non-tax deductibility of the HIP Fee payments.
During the year ended December 31, 2013, we recognized income tax benefits of $65.0, or $0.21 per diluted share, resulting from a favorable tax election made subsequent to the Amerigroup acquisition. This benefit is included in "Other, net" above.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31 is as follows:

	2015	2014
Balance at January 1	$115.8	$103.2
Additions for tax positions related to:
Current year	39.8	10.9
Prior years	65.1	31.3
Reductions related to:
Tax positions of prior years	(7.9)	(24.5)
Settlements with taxing authorities	(0.8)	(5.1)
Balance at December 31	$212.0	$115.8
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
As of December 31, 2015, $113.4 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included in the table above is $2.4 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. The December 31, 2015 balance also includes $0.3 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.
For the years ended December 31, 2015 and 2014, we recognized net interest benefits of $1.8 and $4.2, respectively. For the year ended December 31, 2013, we recognized net interest expense of $2.6. We had accrued approximately $12.3 and $14.1 for the payment of interest at December 31, 2015 and 2014, respectively.
As of December 31, 2015, as further described below, certain tax years remain open to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $3.3 to $(159.0).
We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2015, the IRS examination of our 2015 tax year continues to be in process. During 2015, the examinations of our 2014 and 2013 tax years were resolved with the IRS.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.
At December 31, 2015, we had unused federal tax net operating loss carryforwards of approximately $43.9 to offset future taxable income. The loss carryforwards expire in the years 2017 through 2034. During 2015, 2014 and 2013, federal income taxes paid totaled $1,952.1, $1,659.0 and $1,172.0, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Property and Equipment
A summary of property and equipment at December 31 is as follows:

	2015	2014
Land and improvements	$21.5	$25.8
Building and improvements	216.6	279.9
Data processing equipment, furniture and other equipment	1,046.1	940.3
Computer software, purchased and internally developed	2,344.9	2,162.4
Leasehold improvements	429.3	356.4
Property and equipment, gross	4,058.4	3,764.8
Accumulated depreciation and amortization	(2,038.6)	(1,820.5)
Property and equipment, net	$2,019.8	$1,944.3
Depreciation expense for 2015, 2014 and 2013 was $105.8, $106.5 and $105.3, respectively. Amortization expense on computer software and leasehold improvements for 2015, 2014 and 2013 was $409.8, $367.8 and $351.8, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2015, 2014 and 2013 of $366.7, $329.2 and $313.6, respectively. Capitalized costs related to the internal development of software of $2,024.7 and $1,844.2 at December 31, 2015 and 2014, respectively, are reported with computer software.
During the years ended December 31, 2015, 2014 and 2013, we recognized $1.8, $7.9 and $47.7, respectively, of impairments related to computer software (primarily internally developed) due to project cancellation or asset replacement, some of which resulted from a change in strategic focus needed to effectively manage business operations in a post-Health Care Reform environment.
9. Goodwill and Other Intangible Assets
No goodwill is allocated to our Other segment. A summary of the change in the carrying amount of goodwill for our Commercial and Specialty Business segment and Government Business segment (see Note 19, “Segment Information”) for 2015 and 2014 is as follows:

	Commercial and Specialty Business	Government Business	Total
Balance as of January 1, 2014	$11,554.0	$5,363.2	$16,917.2
Measurement period adjustments	(1.6)	(0.2)	(1.8)
Other adjustments	266.5	(99.9)	166.6
Balance as of December 31, 2014	11,818.9	5,263.1	17,082.0
Measurement period adjustments	—	—	—
Acquisitions	—	480.2	480.2
Balance as of December 31, 2015	$11,818.9	$5,743.3	$17,562.2
Accumulated impairment as of December 31, 2015	$(41.0)	$—	$(41.0)
The increase in the Company's goodwill is primarily due to the acquisition of Simply Healthcare in February 2015. For additional information regarding this acquisition, see Note 3, "Business Acquisitions and Divestiture". Measurement period adjustments incurred during 2014 included a reduction of $1.8 related to the tax benefit on the exercise of stock options issued as part of various acquisitions. Other adjustments incurred during 2014 included transfers between business segments and reclassification to goodwill of the indefinite-lived provider network intangible asset, net of deferred taxes.
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2015, 2014 and 2013. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2015, 2014 or 2013 as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31 are as follows:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$3,394.4	$(2,670.0)	$724.4	$3,318.4	$(2,473.4)	$845.0
Provider and hospital relationships	150.9	(58.6)	92.3	140.9	(51.4)	89.5
Other	90.7	(39.7)	51.0	61.6	(33.3)	28.3
Total	3,636.0	(2,768.3)	867.7	3,520.9	(2,558.1)	962.8
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,298.7	—	6,298.7	6,298.7	—	6,298.7
State Medicaid licenses	991.6	—	991.6	696.6	—	696.6
Total	7,290.3	—	7,290.3	6,995.3	—	6,995.3
Other intangible assets	$10,926.3	$(2,768.3)	$8,158.0	$10,516.2	$(2,558.1)	$7,958.1
As of December 31, 2015, the estimated amortization expense for each of the five succeeding years is as follows: 2016, $191.5; 2017, $156.1; 2018, $125.1; 2019, $98.1; and 2020, $78.1.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Benefit obligation at beginning of year	$1,914.4	$1,764.7	$646.6	$607.5
Service cost	13.1	13.0	2.1	3.2
Interest cost	68.2	74.1	23.4	26.3
Plan amendment	0.8	—	—	—
Actuarial (gain) loss	(41.2)	185.4	(58.1)	45.3
Benefits paid	(122.0)	(122.8)	(35.3)	(35.7)
Benefit obligation at end of year	$1,833.3	$1,914.4	$578.7	$646.6
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$1,985.0	$1,944.0	$347.9	$349.8
Actual return on plan assets	(1.5)	160.2	(1.2)	17.7
Employer contributions	3.7	3.6	17.3	16.1
Benefits paid	(122.0)	(122.8)	(35.6)	(35.7)
Fair value of plan assets at end of year	$1,865.2	$1,985.0	$328.4	$347.9
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Noncurrent assets	$103.4	$146.3	$—	$—
Current liabilities	(10.5)	(4.3)	—	—
Noncurrent liabilities	(61.0)	(71.4)	(250.3)	(298.7)
Net amount at December 31	$31.9	$70.6	$(250.3)	$(298.7)
 The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Net actuarial loss	$635.0	$563.7	$162.7	$211.2
Prior service credit	(0.1)	(2.2)	(73.5)	(88.0)
Net amount before tax at December 31	$634.9	$561.5	$89.2	$123.2

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $16.9 and $0.6, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $12.4 and $13.8, respectively.
The accumulated benefit obligation for the defined benefit pension plans was $1,829.6 and $1,908.1 at December 31, 2015 and 2014, respectively.
As of December 31, 2015, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $106.7, $104.9 and $35.1, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	3.92%	3.66%	4.01%	3.74%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.84%	7.62%	7.00%	7.00%
The components of net periodic benefit cost (benefit credit) included in the consolidated statements of income are as follows:

	2015	2014	2013
Pension Benefits
Service cost	$13.1	$13.0	$14.2
Interest cost	68.2	74.1	67.8
Expected return on assets	(143.2)	(137.5)	(133.1)
Recognized actuarial loss	25.7	21.0	28.3
Amortization of prior service credit	(0.6)	(0.8)	(0.8)
Settlement loss	6.5	5.2	11.0
Net periodic benefit credit	$(30.3)	$(25.0)	$(12.6)

Other Benefits
Service cost	$2.1	$3.2	$6.7
Interest cost	23.4	26.3	22.4
Expected return on assets	(23.7)	(23.4)	(22.1)
Recognized actuarial loss	15.3	9.4	11.2
Amortization of prior service credit	(14.4)	(14.4)	(13.3)
Net periodic benefit cost	$2.7	$1.1	$4.9
During the years ended December 31, 2015, 2014 and 2013 we incurred total settlement losses of $6.5, $5.2 and $11.0, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2015	2014	2013
Pension Benefits
Discount rate	3.66%	4.39%	3.60%
Rate of compensation increase	3.00%	3.00%	3.50%
Expected rate of return on plan assets	7.62%	7.66%	7.91%

Other Benefits
Discount rate	3.74%	4.48%	3.71%
Rate of compensation increase	3.00%	3.00%	3.50%
Expected rate of return on plan assets	7.00%	7.00%	7.00%
The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2015 measurement date was 8.00% for 2016 with a gradual decline to 4.50% by the year 2028. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2015 measurement date was 5.75% for 2016 with a gradual decline to 4.50% by the year 2021. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2015 by $45.0 and would increase service and interest costs by $2.2. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $38.3 as of December 31, 2015 and would decrease service and interest costs by $1.8.
Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 45% equity securities, 46% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset-backed investments issued by corporations and the U.S. government. Other types of investments include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2015, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2015, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $3.4, are as follows (see Note 6, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2015
Pension Benefit Assets:
Equity securities:
U.S. securities	$542.8	$4.4	$—	$547.2
Foreign securities	258.8	—	—	258.8
Mutual funds	34.7	—	—	34.7
Fixed maturity securities:
Government securities	176.6	—	—	176.6
Corporate securities	—	364.0	—	364.0
Asset-backed securities	—	141.1	—	141.1
Other types of investments:
Common and collective trusts	—	48.1	—	48.1
Partnership interests	—	—	117.1	117.1
Insurance company contracts	—	—	174.2	174.2
Total pension benefit assets	$1,012.9	$557.6	$291.3	$1,861.8

Other Benefit Assets:
Equity securities:
U.S. securities	$16.8	$0.3	$—	$17.1
Foreign securities	7.4	—	—	7.4
Mutual funds	36.6	—	—	36.6
Fixed maturity securities:
Government securities	3.8	—	—	3.8
Corporate securities	—	9.5	—	9.5
Asset-backed securities	—	7.7	—	7.7
Other types of investments:
Common and collective trusts	—	1.5	—	1.5
Partnership interests	—	—	1.5	1.5
Life insurance contracts	—	—	229.9	229.9
Investment in DOL 103-12 trust	—	13.4	—	13.4
Total other benefit assets	$64.6	$32.4	$231.4	$328.4

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2015
Beginning balance at January 1, 2015	$122.2	$187.7	$238.4	$548.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(5.9)	(5.7)	(6.8)	(18.4)
Purchases	10.9	7.0	—	17.9
Sales	(8.6)	(14.8)	(1.7)	(25.1)
Ending balance at December 31, 2015	$118.6	$174.2	$229.9	$522.7

Year ended December 31, 2014
Beginning balance at January 1, 2014	$160.3	$197.4	$230.0	$587.7
Actual return on plan assets:
Relating to assets still held at the reporting date	(5.4)	1.4	8.4	4.4
Purchases	8.4	11.6	—	20.0
Sales	(41.1)	(22.7)	—	(63.8)
Ending balance at December 31, 2014	$122.2	$187.7	$238.4	$548.3

Year ended December 31, 2013
Beginning balance at January 1, 2013	$177.7	$202.5	$203.7	$583.9
Actual return on plan assets:
Relating to assets still held at the reporting date	2.2	(5.6)	26.3	22.9
Purchases	15.6	9.5	—	25.1
Sales	(35.2)	(9.0)	—	(44.2)
Ending balance at December 31, 2013	$160.3	$197.4	$230.0	$587.7
There were no transfers between Levels I, II and III during the years ended December 31, 2015, 2014 and 2013.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2015, 2014 and 2013, no material contributions were necessary to meet ERISA required funding levels. However, during the years ended December 31, 2015, 2014 and 2013, we made tax deductible discretionary contributions to the pension benefit plans of $3.7, $3.6 and $38.6, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2016	$157.5	$41.1
2017	151.9	41.8
2018	150.4	42.4
2019	147.8	42.8
2020	146.5	42.6
2021 – 2025	637.1	201.8
In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan and CareMore 401(k) Pension Plan which are qualified defined contribution plans covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $125.4, $111.1 and $102.5 during 2015, 2014 and 2013, respectively.
11. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the years ended December 31 is as follows:

	Years Ended December 31
	2015	2014	2013
Gross medical claims payable, beginning of year	$6,861.2	$6,127.2	$6,174.5
Ceded medical claims payable, beginning of year	(767.4)	(23.4)	(27.2)
Net medical claims payable, beginning of year	6,093.8	6,103.8	6,147.3
Business combinations and purchase adjustments	121.8	—	—
Net incurred medical claims:
Current year	60,708.4	56,305.8	55,894.3
Prior years redundancies	(800.2)	(541.9)	(599.1)
Total net incurred medical claims	59,908.2	55,763.9	55,295.2
Net payments attributable to:
Current year medical claims	54,067.7	50,353.9	49,887.2
Prior years medical claims	5,131.9	5,420.0	5,451.5
Total net payments	59,199.6	55,773.9	55,338.7
Net medical claims payable, end of year	6,924.2	6,093.8	6,103.8
Ceded medical claims payable, end of year	645.6	767.4	23.4
Gross medical claims payable, end of year	$7,569.8	$6,861.2	$6,127.2
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $800.2 shown above for the year ended December 31, 2015 represents an estimate based on paid claim activity from January 1, 2015 to December 31, 2015. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $800.2 redundancy relates to claims incurred in calendar year 2014.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2015, 2014 and 2013, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2015	2014	2013
Assumed trend factors	$(467.9)	$(399.5)	$(428.4)
Assumed completion factors	(332.3)	(142.4)	(170.7)
Total	$(800.2)	$(541.9)	$(599.1)
The favorable development recognized in 2015 and 2014 resulted primarily from trend factors in late 2014 and late 2013, respectively, developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development. The favorable development recognized in 2013 was driven by trend factors in late 2012 developing more favorably than originally expected.
12. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2015 and 2014, $540.0 and $400.0, respectively, were outstanding under our short-term FHLBs borrowings. These outstanding short-term FHLBs borrowings at December 31, 2015 and 2014 had fixed interest rates of 0.424% and 0.195%, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term Debt
The carrying value of long-term debt at December 31 consists of the following:

	2015	2014
Senior unsecured notes:
1.250%, due 2015	$—	$624.3
2.375%, due 2017	399.9	398.9
5.875%, due 2017	527.6	526.7
1.875%, due 2018	621.9	616.4
2.300%, due 2018	645.9	644.3
2.250%, due 2019	843.9	842.1
7.000%, due 2019	438.9	438.5
4.350%, due 2020	702.9	695.3
3.700%, due 2021	696.2	695.6
3.125%, due 2022	842.7	841.6
3.300%, due 2023	992.2	991.2
3.500%, due 2024	790.9	789.8
5.950%, due 2034	444.5	444.4
5.850%, due 2036	768.0	767.7
6.375%, due 2037	639.6	639.3
5.800%, due 2040	193.8	206.4
4.625%, due 2042	885.8	885.4
4.650%, due 2043	985.5	985.0
4.650%, due 2044	790.5	790.1
5.100%, due 2044	593.3	593.1
4.850%, due 2054	246.6	246.5
Remarketable subordinated notes:
1.900%, due 2028	1,236.1	—
Surplus notes:
9.000%, due 2027	24.9	24.9
Senior convertible debentures:
2.750%, due 2042	330.7	956.4
Variable rate debt:
Commercial paper program	682.2	—
Total long-term debt	15,324.5	14,643.9
Current portion of long-term debt	—	(624.3)
Long-term debt, less current portion	$15,324.5	$14,019.6
All debt is a direct obligation of Anthem, Inc., except for the surplus notes and the FHLB borrowings.
We generally issue senior unsecured notes for long-term borrowing purposes. On September 10, 2015, we repaid, upon maturity, the $625.0 outstanding principal balance of our 1.25% Notes due 2015. Additionally, during the year ended December 31, 2015, we repurchased $13.0 of outstanding principal balance of certain senior unsecured notes, plus applicable premium, accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt of $3.4 on the repurchase of these notes.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. We received $1,228.8 in cash proceeds from the issuance of the Equity Units, net of underwriting discounts and commissions and offering expenses payable by us, and recorded $1,250.0 in long-term debt. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of a portion of our outstanding senior convertible debentures due 2042. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.805 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.805 per share but greater than $143.865 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.865 per share, the settlement rate will be 0.3475 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced on August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the remarketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At December 31, 2015, the stock purchase contract liability was $102.3 and is included in other current liabilities and other noncurrent liabilities. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part of the contract adjustment payments but not beyond the contract settlement date and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date.
On September 15, 2014, we redeemed the $500.0 outstanding principal balance of our 5.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $512.3. We recognized a loss on extinguishment of debt of $2.3 on the redemption of these notes.
On September 11, 2014, we redeemed the $1,097.9 outstanding principal balance of our 5.250% senior unsecured notes due 2016, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $1,178.2. We recognized a loss on extinguishment of debt of $67.6 on the redemption of these notes.
Additionally, during the year ended December 31, 2014, we repurchased $52.0 of outstanding principal amount of certain other senior unsecured notes, plus applicable premium, accrued and unpaid interest, for cash totaling $61.0. We recognized a loss on extinguishment of debt of $11.2 on the repurchase of these notes.
On August 12, 2014, we issued $850.0 of 2.250% notes due 2019, $800.0 of 3.500% notes due 2024, $800.0 of 4.650% notes due 2044, and $250.0 of 4.850% notes due 2054 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 5.000% and 5.250% senior unsecured notes discussed above, and the remaining net proceeds were used for general corporate purposes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2015. The notes have a call feature that allows us to redeem the notes at any time at our option and a put feature that allows a note holder to redeem the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
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
On August 25, 2015, we terminated our $2,000.0 senior revolving credit facility, initially scheduled to mature on September 29, 2016, and entered into a new $3,500.0 senior revolving credit facility, or the Facility, with a group of lenders. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The Facility matures on August 25, 2020 and is available for general corporate purposes. There were no amounts outstanding under the senior revolving credit facilities at December 31, 2015 or 2014.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2015, we had $682.2 outstanding under our commercial paper program with a weighted-average interest rate of 0.705%. We did not have any borrowings outstanding under our commercial paper program at December 31, 2014. Commercial paper borrowings have been classified as long-term debt at December 31, 2015 as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior credit facility described above.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. We paid $106.6 in fees in connection with the bridge facility which were capitalized in other current assets and are amortized as interest expense over the term of the facility. We recorded $36.8 of amortization of the bridge loan facility fees during the year ended December 31, 2015. The commitment of the lenders to provide the bridge facility and term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions and Divestiture.”
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
Holders may convert their Debentures at their option prior to the close of business on the business day immediately preceding April 15, 2042, only under the following circumstances: (1) during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 (whole dollars) principal amount of Debentures for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call any or all of the Debentures for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the Indenture. On and after April 15, 2042 and until the close of business on the third scheduled trading day immediately preceding the Debentures’ maturity date of October 15, 2042, holders may convert their Debentures into common stock at any time irrespective of the preceding circumstances. The Debentures are redeemable at our option at any time on or after October 20, 2022, upon the occurrence of certain events, as defined in the Indenture.
Upon conversion of the Debentures, we will deliver cash up to the aggregate principal amount of the Debentures converted. With respect to any conversion obligation in excess of the aggregate principal amount of the Debentures converted, we have the option to settle the excess with cash, shares of our common stock or a combination thereof based on a daily conversion value, determined in accordance with the Indenture. The initial conversion rate for the Debentures was 13.2319 shares of our common stock per Debenture, which represented a 25% conversion premium based on the closing price of $60.46 per share of our common stock on October 2, 2012 (the date the Debentures’ terms were finalized) and is equivalent to an initial conversion price of $75.575 per share of our common stock.
During the year ended December 31, 2015, we repurchased $920.0 of the aggregate principal balance of the Debentures. In addition, $66.6 aggregate principal balance was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the repurchases and conversions

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

with cash for total payments of $2,055.7. We recognized a gain on the extinguishment of debt related to the Debentures of $12.7, based on the fair values of the debt on the repurchase and conversion settlement dates.
As of December 31, 2015, our common stock was last traded at a price of $139.44 per share. If the remaining Debentures had been converted or matured at December 31, 2015, we would be obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $452.3. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Debentures were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, the restrictions for which expired in October 2013.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheet.
The following table summarizes at December 31, 2015 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$513.4
Unamortized debt discount	$176.8
Net debt carrying amount	$330.7
Equity component carrying amount	$186.1
Conversion rate (shares of common stock per $1,000 of principal amount)	13.4886
Effective conversion price (per $1,000 of principal amount)	$74.1360
The remaining amortization period of the unamortized debt discount as of December 31, 2015 is approximately 27 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the year ended December 31, 2015, we recognized $32.5 of interest expense related to the Debentures, of which $26.6 represented interest expense recognized at the stated interest rate of 2.750% and $5.9 represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2015, 2014 and 2013 was $604.0, $575.9, and $597.2, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2015.
Future maturities of all long-term debt outstanding at December 31, 2015 are as follows: 2016, $682.2; 2017, $927.5; 2018, $1,267.8; 2019, $1,282.8; 2020, $702.9 and thereafter, $10,461.3.
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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance. The lawsuit names Anthem Insurance as well as Anthem, Inc. and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. Anthem Insurance’s 2001 Plan of Conversion, or the Plan, provided for the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, Anthem Insurance distributed the fair

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that Anthem Insurance distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part in July 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The trial court also denied our motion for summary judgment as to plaintiffs’ claims in January 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. In May 2010, the Supreme Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted in December 2011. We and the plaintiffs filed renewed cross-motions for summary judgment in January 2013. In August 2013, the trial court denied plaintiffs' motion for summary judgment. The trial court deferred a final ruling on our motion for summary judgment. In March 2014, the trial court denied our motion for summary judgment finding that an issue of material fact existed. A trial on liability was held in October 2014. In June 2015, the court entered judgment for Anthem Insurance on all issues, finding that (1) Anthem Insurance correctly determined the State to be an ESM, not Plaintiffs; (2) Anthem Insurance acted in good faith in making this determination, while Plaintiffs failed to present sufficient evidence to override a presumption that Anthem Insurance’s ESM determination was correct; and (3) Plaintiffs failed to prove the breach of any contractual obligation. In July 2015, Plaintiffs filed a notice of appeal from the judgment entered for Anthem Insurance. In December 2015, the Connecticut Supreme Court decided it would hear the appeal directly rather than the appeal going to the intermediate appellate court. A date for argument has not been set. We intend to vigorously seek the affirmation of the trial court's judgment; however, the suit's ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. (n/k/a Anthem, Inc.) Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013 seeking six different classes. Following expert discovery and briefing, oral argument was held on the motion. In late 2014, the court denied the plaintiffs' motion for class certification in its entirety. The California subscriber plaintiffs filed a motion for leave to file a renewed motion for class certification with more narrowly defined proposed classes, which the court denied. All but two of the individually named subscribers and all of the providers and medical associations dismissed their claims with prejudice. Motions for summary judgment are due in early 2016. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the physician plaintiffs and certain medical association plaintiffs based on prior litigation releases, which was granted in 2011. The Florida Court ordered those plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians and some of the medical associations did not dismiss their barred claims. The Florida Court found those enjoined plaintiffs in contempt and sanctioned them in July 2012. Those plaintiffs appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit upheld the Florida court’s enforcement of the injunction as it relates to the plaintiffs’ RICO and antitrust claims, but vacated it as it relates to certain ERISA claims. The plaintiffs filed a petition for rehearing en banc as to the antitrust claims only, which was denied. The plaintiffs then filed a petition for writ of certiorari with the U.S. Supreme Court. The American Medical Association filed an amicus brief in support of the petition. The U.S. Supreme Court denied the petition in February 2015. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013, which were argued in April 2014. In June 2014, the court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. Discovery has commenced. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
Our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, has been named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS143436, Second Appellate District Court Case No. B255455. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that a HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. All are set for an initial status conference in April 2016. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $250.0 at December 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
We have continued to implement security enhancements since this incident and are supporting federal law enforcement efforts to identify the responsible parties. Upon discovery of the cyber attack, we took immediate action to remediate the security vulnerability and retained a cybersecurity firm to evaluate our systems and identify solutions based on the evolving landscape. We are providing credit monitoring and identity protection services to those who have been affected by this cyber attack. We have incurred expenses subsequent to the cyber attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We will recognize these expenses in the periods in which they are incurred.
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. State and federal agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California. The U.S. District Court entered its Case Management Order in September 2015. We have filed a Motion to Dismiss several of the counts that are before the U.S. District Court. There remain a few state court cases that are presently proceeding outside of the Multidistrict Litigation.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation. The state court commenced a hearing in connection with the updated plan in July 2015, which has been adjourned. The state court has begun scheduling settlement conferences to resolve outstanding issues with the plan. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments, and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, whereby Express Scripts is the exclusive provider of certain pharmacy benefit management, or PBM, services to our plans, excluding our CareMore and Simply Healthcare subsidiaries and certain self-insured members, which have exclusive agreements with different PBM service providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at December 31, 2015.
During November 2015, we entered into an amended and restated agreement with Accenture LLP to provide business process outsourcing services. This new agreement supersedes certain prior agreements, converts certain services to transaction based pricing and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2015 was $224.0 through December 31, 2019. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
During December 2014, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2015 was $378.4

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

through March 31, 2020. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at December 31, 2015 was $15.7 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
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
Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options vest over three years in equal semi-annual installments and generally have a term of ten years from the grant date.
Certain option grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Our attribution method for newly granted awards considers all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. The restrictions lapse in three equal annual installments. Performance units issued in 2015 will vest in 2018, based on earnings targets over the three year period of 2015 to 2017.
For the years ended December 31, 2015, 2014 and 2013, we recognized share-based compensation expense of $148.2, $168.9 and $146.0, respectively, as well as related tax benefits of $53.7, $60.7 and $52.6, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	7.3	$70.30
Granted	1.3	146.73
Exercised	(2.4)	67.74
Forfeited or expired	(0.2)	102.14
Outstanding at December 31, 2015	6.0	87.23	4.21	$322.7
Exercisable at December 31, 2015	3.9	71.96	2.76	$263.3
The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 amounted to $188.1, $156.7 and $176.0, respectively. We recognized tax benefits of $68.0, $53.2 and $56.8 in 2015, 2014 and 2013, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2015, 2014 and 2013 we received cash of $162.2, $283.6 and $524.7, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $257.2, $174.0 and $46.7, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2015 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2015	3.6	$75.63
Granted	0.9	147.00
Vested	(1.7)	72.25
Forfeited	(0.1)	101.57
Nonvested at December 31, 2015	2.7	101.66
During the year ended December 31, 2015, we granted approximately 0.4 restricted stock units that are contingent upon us achieving earning targets over the three year period of 2015 to 2017. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2017, based on results in the three year period.
As of December 31, 2015, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock amounted to $19.3 and $98.7, respectively, which will be amortized over the weighted-average remaining requisite service periods of 10 months.
As of December 31, 2015, there were approximately 18.7 shares of common stock available for future grants under the Incentive Compensation Plan.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2015	2014	2013
Risk-free interest rate	1.96%	2.16%	1.25%
Volatility factor	31.00%	35.00%	35.00%
Dividend yield (annual)	1.70%	2.00%	2.40%
Weighted-average expected life (years)	4.00	3.75	4.00
The following weighted-average fair values were determined for the years ending December 31:

	2015	2014	2013
Options granted during the year	$33.97	$22.41	$14.64
Restricted stock and stock awards granted during the year	147.00	90.53	63.06
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to terms of the Stock Purchase Plan, an employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee's investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a price per share of 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. There were 0.1 shares issued during the year ended December 31, 2015. As of December 31, 2015, 5.8 shares were available for issuance under the Stock Purchase Plan.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the cash dividend activity for the years ended December 31, 2015 and 2014 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2015
January 27, 2015	March 10, 2015	March 25, 2015	$0.6250	$166.6
April 28, 2015	June 10, 2015	June 25, 2015	0.6250	163.9
July 28, 2015	September 10, 2015	September 25, 2015	0.6250	163.0
October 27, 2015	December 4, 2015	December 21, 2015	0.6250	163.1

Year ended December 31, 2014
January 28, 2014	March 10, 2014	March 25, 2014	$0.4375	$123.4
April 29, 2014	June 10, 2014	June 25, 2014	0.4375	120.5
July 29, 2014	September 10, 2014	September 25, 2014	0.4375	119.2
October 28, 2014	December 5, 2014	December 22, 2014	0.4375	117.6
On February 18, 2016, our Board of Directors declared a quarterly cash dividend to shareholders of $0.6500 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2016 to the shareholders of record as of March 10, 2016.
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
A summary of common stock repurchases for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31
	2015	2014
Shares repurchased	10.4	30.4
Average price per share	$145.50	$98.52
Aggregate cost	$1,515.8	$2,998.8
Authorization remaining at the end of each period	$4,175.9	$5,691.7
During the year ended December 31, 2015, we entered into a series of call and put options with certain counterparties to repurchase shares of our common stock. We exercised call options that enabled us to repurchase 2.1 shares of our common stock at an average strike price of $135.03. In order to set the call option strike prices below our market price at inception on certain of these options, we sold 5.3 put options, the majority containing an average strike price equal to the call options. During the year ended December 31, 2015, 4.6 put options expired unexercised, while the remaining 0.7 put options were assigned to us, resulting in our repurchase of 0.7 shares of our common stock at an average share price of $143.89. Based on GAAP guidance, the initial value of the call options was recognized as a reduction of shareholders' equity and the initial value of the put options was recognized as a liability.
Under the common stock repurchase program authorized by our Board of Directors, on February 4, 2014, we entered into an accelerated share repurchase agreement with a counterparty. The agreement provided for the repurchase of a number of our shares, equal to $600.0, as determined by the dollar volume weighted-average share price during the term of the agreement. In March 2014, we repurchased 6.6 shares under the agreement.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

During 2013, we purchased call options on 3.0 shares of our common stock. The call options allowed us to repurchase shares at a predetermined strike price up through the expiration dates. The purpose of the call options was to reduce share price volatility on potential future common stock repurchases. The aggregate premium paid was $25.8, of which $7.9 was recorded as a reduction of shareholders' equity and the remaining $17.9 was recorded as a derivative asset based on FASB guidance. The aggregate premium is reported in financing activities in our consolidated statements of cash flow. The call options had strike prices ranging from $77.50 to $83.10 per share. The aggregate fair value of the call options reported as a derivative asset was $27.5 at December 31, 2013. The call options were exercised on various dates throughout January and February 2014.
For additional information regarding the use of capital for debt security repurchases, see Note 12, "Debt."
Equity Units
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. For additional information relating to the Equity Units, see Note 12, “Debt.”
15. Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2015	2014
Investments:
Gross unrealized gains	$815.0	$1,154.9
Gross unrealized losses	(447.5)	(196.8)
Net pretax unrealized gains	367.5	958.1
Deferred tax liability	(124.2)	(330.5)
Net unrealized gains on investments	243.3	627.6
Non-credit components of OTTI on investments:
Gross unrealized losses	(15.4)	(6.8)
Deferred tax asset	5.4	2.4
Net unrealized non-credit component of OTTI on investments	(10.0)	(4.4)
Cash flow hedges:
Gross unrealized losses	(124.8)	(55.2)
Deferred tax asset	43.7	19.3
Net unrealized losses on cash flow hedges	(81.1)	(35.9)
Defined benefit pension plans:
Deferred net actuarial loss	(635.0)	(563.7)
Deferred prior service credits	0.1	2.2
Deferred tax asset	250.4	223.2
Net unrecognized periodic benefit costs for defined benefit pension plans	(384.5)	(338.3)
Postretirement benefit plans:
Deferred net actuarial loss	(162.7)	(211.2)
Deferred prior service credits	73.5	88.0
Deferred tax asset	35.1	48.9
Net unrecognized periodic benefit costs for postretirement benefit plans	(54.1)	(74.3)
Foreign currency translation adjustments:
Gross unrealized losses	(9.5)	(4.3)
Deferred tax asset	3.3	1.5
Net unrealized losses on foreign currency translation adjustments	(6.2)	(2.8)
Accumulated other comprehensive (loss) income	$(292.6)	$171.9

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2015	2014	2013
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $180.4, ($107.9), and $102.4, respectively	$(336.1)	$201.8	$(182.2)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $25.9, $44.8 and $60.6, respectively	(48.2)	(83.2)	(112.5)
Total reclassification adjustment on investments	(384.3)	118.6	(294.7)
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax benefit (expense) of $3.0, $2.1, and ($0.9), respectively	(5.6)	(3.9)	1.7
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $24.4, $1.9, and ($1.6), respectively	(45.2)	(3.6)	3.0
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax benefit (expense) of $13.4, $75.2, and ($106.8), respectively	(26.0)	(118.1)	172.7
Foreign currency translation adjustment, net of tax benefit (expense) of $1.8, $2.2, and ($0.6), respectively	(3.4)	(4.3)	1.4
Net loss recognized in other comprehensive loss, net of tax benefit of $248.9, $18.3, and $53.1, respectively	$(464.5)	$(11.3)	$(115.9)
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
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31 is as follows:

	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Direct	$72,925.5	$73,259.2	$68,628.6	$68,304.3	$65,939.1	$66,038.9
Assumed	221.8	221.9	192.3	194.0	174.3	174.0
Ceded	(95.8)	(96.0)	(108.5)	(108.5)	(92.6)	(93.8)
Net premiums	$73,051.5	$73,385.1	$68,712.4	$68,389.8	$66,020.8	$66,119.1
Percentage—assumed to net premiums	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of net premiums written and earned by segment (see Note 19, “Segment Information”) for the years ended December 31 is as follows:

	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial and Specialty Business	$33,016.9	$33,078.0	$35,084.7	$35,045.2	$35,733.9	$35,772.0
Government Business	40,034.6	40,307.1	33,627.7	33,344.6	30,286.9	30,347.1
Other	—	—	—	—	—	—
Net premiums	$73,051.5	$73,385.1	$68,712.4	$68,389.8	$66,020.8	$66,119.1
The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2015	2014	2013
Direct	$61,674.0	$57,496.6	$56,185.2
Assumed	192.2	182.4	155.6
Ceded	(749.3)	(824.1)	(103.7)
Net benefit expense	$61,116.9	$56,854.9	$56,237.1
 The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2015	2014
Policy liabilities, assumed	$56.7	$57.4
Unearned income, assumed	0.5	0.4
Premiums payable, ceded	9.3	7.7
Premiums receivable, assumed	23.2	5.4
17. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2015, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consist of the following:

2016	$141.5
2017	140.0
2018	127.2
2019	109.9
2020	84.3
Thereafter	245.8
Total minimum payments required	$848.7
We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.
Lease expense for 2015, 2014 and 2013 was $212.9, $192.5 and $185.9, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

18. Earnings per Share
The denominator for basic and diluted earnings per share at December 31 is as follows:

	2015	2014	2013
Denominator for basic earnings per share—weighted-average shares	263.0	275.9	298.5
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	9.9	10.0	5.3
Denominator for diluted earnings per share	272.9	285.9	303.8
During the years ended December 31, 2015, 2014 and 2013, weighted-average shares related to certain stock options of 1.0, 0.5 and 4.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the years ended December 31, 2015, 2014 and 2013, we issued approximately 0.4, 0.7 and 0.9 restricted stock units, respectively, of which vesting was contingent upon meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2015 contingent restricted stock units are being measured over the three year period of 2015 through 2017, and remain contingent as of December 31, 2015. The 2014 and 2013 contingent restricted stock units were based on annual targets and were subsequently included in the denominator for diluted earnings per share for the years ended December 31, 2015 and 2014, respectively.
The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for each of the years presented as the dilutive stock price threshold was not met.
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
Our Government Business segment includes Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP. Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement. Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid, Temporary Assistance for Needy Family programs, programs for seniors and people with disabilities, programs for long-term services and support, Children’s Health Insurance Programs and ACA-related Medicaid expansion programs. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Through our participation in various federal government programs, we generated approximately 18.8%, 21.0% and 20.3% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2015, 2014, and 2013, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net realized gains on investments, OTTI losses recognized in income, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes, assets and liabilities on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Year ended December 31, 2015
Operating revenue	$37,570.8	$40,813.0	$21.0	$78,404.8
Operating gain (loss)	2,854.0	1,978.5	(79.4)	4,753.1
Depreciation and amortization of property and equipment	—	—	515.6	515.6
Year ended December 31, 2014
Operating revenue	$39,199.6	$33,796.4	$25.7	$73,021.7
Operating gain (loss)	3,260.9	1,191.9	(34.4)	4,418.4
Depreciation and amortization of property and equipment	—	—	474.3	474.3
Year ended December 31, 2013
Operating revenue	$39,404.2	$30,752.6	$34.6	$70,191.4
Operating gain (loss)	3,176.4	844.0	(19.0)	4,001.4
Depreciation and amortization of property and equipment	—	—	457.1	457.1

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The major product revenues for each of the reportable segments for the years ended December 31 are as follows:

	2015	2014	2013
Commercial and Specialty Business
Managed care products	$31,676.9	$33,755.6	$34,516.9
Managed care services	4,344.8	3,997.8	3,474.0
Dental/Vision products and services	1,111.7	1,037.3	952.5
Other	437.4	408.9	460.8
Total Commercial and Specialty Business	37,570.8	39,199.6	39,404.2
Government Business
Managed care products	40,307.0	33,344.6	30,347.1
Managed care services	506.0	451.8	405.5
Total Government Business	40,813.0	33,796.4	30,752.6
Other
Other	21.0	25.7	34.6
Total product revenues	$78,404.8	$73,021.7	$70,191.4
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
Asset. liability and equity details by reportable segment have not been disclosed, as we do not internally report such information.
A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31 is as follows:

	2015	2014	2013
Reportable segments operating revenues	$78,404.8	$73,021.7	$70,191.4
Net investment income	677.6	724.4	659.1
Net realized gains on investments	157.5	177.0	271.9
Other-than-temporary impairment losses recognized in income	(83.4)	(49.0)	(98.9)
Total revenues	$79,156.5	$73,874.1	$71,023.5
A reconciliation of reportable segment operating gain to income from continuing operations before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2015	2014	2013
Reportable segments operating gain	$4,753.1	$4,418.4	$4,001.4
Net investment income	677.6	724.4	659.1
Net realized gains on investments	157.5	177.0	271.9
Other-than-temporary impairment losses recognized in income	(83.4)	(49.0)	(98.9)
Interest expense	(653.0)	(600.7)	(602.7)
Amortization of other intangible assets	(230.1)	(220.9)	(245.3)
Gain (loss) on extinguishment of debt	9.3	(81.1)	(145.3)
Income from continuing operations before income tax expense	$4,631.0	$4,368.1	$3,840.2

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

20. Related Party Transactions
We have a 19.99% equity investment in National Accounts Service Company, LLC, or NASCO, which processes National Accounts claims and provides other administrative services for us and certain other Blue Cross Blue Shield plans. Administrative expenses incurred related to NASCO services totaled $83.6, $85.3 and $77.6, for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts due to NASCO were $5.4 and $4.5 at December 31, 2015 and 2014, respectively.
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2015 and 2014, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory risk-based capital necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $3,900.0 and $3,400.0 as of December 31, 2015 and 2014, respectively. The tangible net equity required for the DMHC regulated entities was approximately $560.0 and $520.0 as of December 31, 2015 and 2014, respectively.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $9,676.7 and $9,727.2 at December 31, 2015 and 2014, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $2,359.9, $2,403.8 and $2,635.8 for 2015, 2014 and 2013, respectively. GAAP equity of the DMHC regulated entities was $1,838.1 and $1,696.1 at December 31, 2015 and 2014, respectively. GAAP net income of the DMHC regulated entities was $477.5, $453.6 and $487.7 for the years ended December 31, 2015, 2014 and 2013, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

22. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2015
Total revenues	$19,051.5	$20,015.5	$19,901.6	$20,187.9
Income before income taxes	1,569.1	1,558.0	1,129.6	374.3
Net income	865.2	859.1	654.8	180.9

Basic net income per share	$3.25	$3.27	$2.51	$0.69
Diluted net income per share	3.09	3.13	2.43	0.68

2014
Total revenues	$17,859.4	$18,473.4	$18,557.0	$18,984.3
Income from continuing operations before income taxes	1,130.1	1,263.7	1,087.2	887.1
Income from continuing operations	691.4	731.1	630.9	506.7
Income from discontinued operations	9.6	—	—	—
Net income	701.0	731.1	630.9	506.7

Basic net income per share - continuing operations	$2.43	$2.64	$2.31	$1.88
Basic net income per share - discontinued operations	0.03	—	—	—
Basic net income per share	2.46	2.64	2.31	1.88

Diluted net income per share - continuing operations	$2.37	$2.56	$2.22	$1.80
Diluted net income per share - discontinued operations	0.03	—	—	—
Diluted net income per share	2.40	2.56	2.22	1.80
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2015. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its acquisition of Simply Healthcare Holdings, Inc. on February 17, 2015. As permitted by the U.S. Securities and Exchange Commission, management's assessment as of December 31, 2015 did not include the Internal Control of the former Simply Healthcare Holdings, Inc., whose balance sheet is included in the Company's consolidated financial statements as of December 31, 2015. Such operations of Simply Healthcare Holdings, Inc. constituted $249.6 million and $87.2 million of the Company's total assets and net assets, respectively, as of December 31, 2015, and $1,090.6 million and $18.7 million of the Company's operating revenue and net income, respectively, for the year then ended.
Based on management’s assessment, which excluded an assessment of Internal Control of the acquired operations of Simply Healthcare Holdings, Inc., management has concluded that the Company’s Internal Control was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2015, and has also issued an audit report dated February 19, 2016, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included in this Annual Report on Form 10-K.

/S/ JOSEPH R. SWEDISH	/S/ WAYNE S. DEVEYDT
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Anthem, Inc.
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Anthem, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the former Simply Healthcare Holdings, Inc., which is included in the 2015 consolidated financial statements of Anthem, Inc. and constituted $249.6 million and $87.2 million of total and net assets, respectively, as of December 31, 2015 and $1,090.6 million and $18.7 million of operating revenues and net income, respectively, for the year then ended. Our audit of internal controls over financial reporting of Anthem, Inc. also did not include an evaluation of the internal controls over financial reporting of Simply Healthcare Holdings, Inc.
In our opinion, Anthem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anthem, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Anthem, Inc. and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Indianapolis, Indiana
February 19, 2016

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant
Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$492.3	$739.8
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $889.6 and $1,798.8)	794.0	1,753.4
Equity securities (cost of $53.0 and $148.7)	82.0	206.7
Other invested assets, current	5.9	5.7
Other receivables	77.0	44.6
Income taxes receivable	236.5	227.9
Net due from subsidiaries	—	327.3
Securities lending collateral	130.6	224.8
Other current assets	394.0	232.5
Total current assets	2,212.3	3,762.7
Long-term investments available-for-sale, at fair value:
Equity securities (cost of $6.5 and $6.6)	6.5	6.6
Other invested assets, long-term	630.1	654.5
Property and equipment, net	116.8	134.0
Deferred tax assets, net	146.6	—
Investments in subsidiaries	36,524.4	35,647.2
Other noncurrent assets	129.8	113.0
Total assets	$39,766.5	$40,318.0
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$615.5	$599.9
Security trades pending payable	13.4	14.0
Securities lending payable	130.6	224.8
Net due to subsidiaries	93.2	—
Current portion of long-term debt	—	624.3
Other current liabilities	278.1	280.1
Total current liabilities	1,130.8	1,743.1
Long-term debt, less current portion	15,299.6	13,994.7
Deferred tax liabilities, net	—	15.2
Other noncurrent liabilities	292.0	313.7
Total liabilities	16,722.4	16,066.7
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 261,238,188 and 268,109,932	2.6	2.7
Additional paid-in capital	8,555.6	10,062.3
Retained earnings	14,778.5	14,014.4
Accumulated other comprehensive (loss) income	(292.6)	171.9
Total shareholders’ equity	23,044.1	24,251.3
Total liabilities and shareholders’ equity	$39,766.5	$40,318.0

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2015	2014	2013
Revenues
Net investment income	$99.7	$87.4	$61.2
Net realized losses on investments	(3.8)	(27.1)	(83.2)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(49.2)	(35.5)	(51.6)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	10.0	7.0	0.2
Other-than-temporary impairment losses recognized in income	(39.2)	(28.5)	(51.4)
Other revenue	3.5	4.8	4.4
Total revenues (losses)	60.2	36.6	(69.0)
Expenses
General and administrative expense	77.9	20.3	196.6
Interest expense	649.7	597.8	598.4
(Gain) loss on extinguishment of debt	(9.3)	81.1	145.3
Total expenses	718.3	699.2	940.3
Loss before income tax credits and equity in net income of subsidiaries	(658.1)	(662.6)	(1,009.3)
Income tax credits	(270.1)	(255.4)	(369.7)
Equity in net income of subsidiaries	2,948.0	2,976.9	3,129.3
Net income	$2,560.0	$2,569.7	$2,489.7

 See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2015	2014	2013
Net income	$2,560.0	$2,569.7	$2,489.7
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(384.3)	118.6	(294.7)
Change in non-credit component of other-than-temporary impairment losses on investments	(5.6)	(3.9)	1.7
Change in net unrealized gains/losses on cash flow hedges	(45.2)	(3.6)	3.0
Change in net periodic pension and postretirement costs	(26.0)	(118.1)	172.7
Foreign currency translation adjustments	(3.4)	(4.3)	1.4
Other comprehensive loss	(464.5)	(11.3)	(115.9)
Total comprehensive income	$2,095.5	$2,558.4	$2,373.8

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2015	2014	2013
Operating activities
Net income	$2,560.0	$2,569.7	$2,489.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(287.8)	244.3	(78.5)
Net realized losses on investments	3.8	27.1	83.2
Other-than-temporary impairment losses recognized in income	39.2	28.5	51.4
(Gain) loss on extinguishment of debt	(9.3)	81.1	145.3
Loss on disposal of assets	0.2	3.9	3.6
Deferred income taxes	55.0	52.7	(4.5)
Amortization, net of accretion	40.8	17.5	25.2
Depreciation expense	68.1	67.4	45.7
Share-based compensation	148.2	168.9	146.0
Excess tax benefits from share-based compensation	(95.8)	(46.4)	(30.1)
Changes in operating assets and liabilities:
Receivables, net	(17.9)	(16.6)	3.5
Other invested assets, current	(0.2)	(3.8)	(0.3)
Other assets	(106.9)	55.6	42.3
Amounts due from/to subsidiaries	420.5	566.1	(983.1)
Accounts payable and accrued expenses	7.5	(111.4)	111.8
Other liabilities	(231.4)	(113.8)	(18.6)
Income taxes	47.2	(36.0)	83.9
Other, net	(10.2)	—	—
Net cash provided by operating activities	2,631.0	3,554.8	2,116.5
Investing activities
Purchases of investments	(2,130.7)	(1,819.3)	(1,964.3)
Proceeds from sales, maturities, calls and redemptions of investments	3,076.6	820.7	2,443.3
Settlement of non-hedging derivatives	(36.5)	(67.4)	(109.8)
Capitalization of subsidiaries	(939.7)	(321.8)	(121.2)
Changes in securities lending collateral	94.0	(178.8)	(17.0)
Purchases of property and equipment, net of sales	(51.1)	(57.0)	(87.4)
Other, net	1.5	(38.0)	(18.9)
Net cash provided by (used in) investing activities	14.1	(1,661.6)	124.7
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	682.2	(379.2)	(191.7)
Proceeds from long-term borrowings	1,226.5	2,700.0	1,250.0
Repayments of long-term borrowings	(2,697.2)	(1,730.1)	(1,245.0)
Changes in securities lending payable	(94.2)	178.6	17.1
Changes in bank overdrafts	(89.3)	55.5	71.8
Premiums paid on equity call options	(16.7)	—	(25.8)
Proceeds from sale of put options	16.6	—	—
Repurchase and retirement of common stock	(1,515.8)	(2,998.8)	(1,620.1)
Cash dividends	(686.5)	(501.6)	(465.9)
Proceeds from issuance of common stock under employee stock plans	186.0	301.3	524.7
Excess tax benefits from share-based compensation	95.8	46.4	30.1
Net cash used in financing activities	(2,892.6)	(2,327.9)	(1,654.8)
Change in cash and cash equivalents	(247.5)	(434.7)	586.4
Cash and cash equivalents at beginning of year	739.8	1,174.5	588.1
Cash and cash equivalents at end of year	$492.3	$739.8	$1,174.5

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2015
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
2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $2,672.3, $3,234.5 and $3,046.5 during 2015, 2014 and 2013, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $29.9, $20.9 and $17.9 during 2015, 2014 and 2013, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $939.7, $321.8 and $121.2 during 2015, 2014 and 2013, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2015 and 2014, Anthem reported $93.2 due to subsidiaries and $327.3 due from subsidiaries, respectively. The amounts due to or from subsidiaries primarily include amounts for allocated administrative expenses or cash held overnight at the parent level resulting from daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
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
Joseph R. Swedish Chairman, President and Chief Executive Officer
Dated: February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH R. SWEDISH	Chairman, President and Chief Executive Officer	February 19, 2016
Joseph R. Swedish
/s/ WAYNE S. DEVEYDT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Wayne S. DeVeydt
/s/ RONALD W. PENCZEK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
Ronald W. Penczek
/s/ GEORGE A. SCHAEFER, JR.	Director	February 19, 2016
George A. Schaefer, Jr.
/s/ R. KERRY CLARK	Director	February 19, 2016
R. Kerry Clark
/s/ ROBERT L. DIXON, JR.	Director	February 19, 2016
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 19, 2016
Lewis Hay III
/s/ JULIE A. HILL	Director	February 19, 2016
Julie A. Hill
/s/ RAMIRO G. PERU	Director	February 19, 2016
Ramiro G. Peru
/s/ WILLIAM J. RYAN	Director	February 19, 2016
William J. Ryan
/s/ ELIZABETH E. TALLETT	Director	February 19, 2016
Elizabeth E. Tallett

INDEX TO EXHIBITS

Exhibit Number		Exhibit

2.1
Stock and Interest Purchase Agreement dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 13, 2009, SEC File No. 001-16751.

2.2
Agreement and Plan of Merger, dated as of July 23, 2015 among Anthem, Inc., Anthem Merger Sub. Corp. and Cigna Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 27, 2015.

3.1
Amended and Restated Articles of Incorporation of the Company, as amended effective December 2, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014.

3.2	By-Laws of the Company, as amended effective July 23, 2015, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

4.1
Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, including the Form of the Company's 5.950% Notes due 2034, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004, SEC File No. 001-16751.

4.2
Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

	(b)	Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(c)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(d)	Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009, SEC File No. 001-16751.

	(e)	Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(f)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(g)	Form of 2.375% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

	(h)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

	(i)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(j)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(k)	Form of 1.875% Notes due 2018, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(l)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

Exhibit Number			Exhibit

		(m)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

		(n)	Form of 2.300% Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

		(o)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

		(p)	Form of 2.250% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

		(q)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

		(r)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

		(s)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

4.3
Indenture dated as of October 9, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee, including the Form of the 2.750% Senior Convertible Debentures due 2042, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

4.4
Subordinated Indenture, dated as of May 12, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.

(a)
First Supplemental Indenture to the Subordinated Indenture, dated as of May 12, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, including the Form of 1.90% Remarketable Subordinated Notes due 2028, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 12, 2015.

4.5
Purchase Contract and Pledge Agreement, dated as of May 12, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary, including the Form of Remarketing Agreement, Form of Corporate Units Certificate and Form of Treasury Units Certificate, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 12, 2015.

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

(c)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, SEC File No. 001-16751.

(d)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2013, incorporated by reference to Exhibit 10.2(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(e)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2013, incorporated by reference to Exhibit 10.2(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(f)
Form of Incentive Compensation Plan Performance Share Award Agreement for 2013, incorporated by reference to Exhibit 10.2(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(g)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014, incorporated by reference to Exhibit 10.2(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(h)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2014, incorporated by reference to Exhibit 10.2(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(i)
Form of Incentive Compensation Plan Performance Share Award Agreement for 2014, incorporated by reference to Exhibit 10.2(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(j)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(k)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(l)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.3	*
Anthem, Inc. Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.4	*
Anthem, Inc. Executive Agreement Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.5	*	Anthem, Inc. Executive Salary Continuation Plan, as amended and restated effective December 2, 2014.

10.6	*
Anthem, Inc. Directed Executive Compensation Plan amended effective January 1, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.7	*	Anthem, Inc. Board of Directors Compensation Program, as amended effective December 9, 2015.

10.8	*
Anthem Board of Directors’ Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.9	*
Amerigroup Corporation 2009 Equity Incentive Plan effective May 7, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on December 26, 2012 (Registration No. 333-185675).

Exhibit Number		Exhibit

10.10	*	(a)
Form of Employment Agreement between the Company and Wayne S. DeVeydt, incorporated by reference to Exhibit A to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 2, 2006, SEC File No. 001-16751.

(b)
Form of Employment Agreement between the Company and each of the following: Brian T. Griffin, Peter D. Haytaian, Gloria McCarthy, Martin Silverstein, M.D., Jose D. Tomas and Thomas C. Zielinski, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

(c) Form of Employment Agreement between the Company and Joseph R. Swedish, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013.

(d)
Form of Employment Agreement between the Company and Craig E. Sammit, incorporated by reference to Exhibit A to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.11	*
Offer Letter, by and between WellPoint, Inc. and Joseph R. Swedish, dated as of February 6, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013.

10.12		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 18, 2015.

10.13		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 18, 2015.

10.14
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

(a)
Bridge Facility Joinder Agreement, dated as of August 25, 2015, among Anthem, Inc. and the other parties thereto, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed on September 30, 2015 (Registration No. 333-207218).

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

101
The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II.

*		Indicates management contracts or compensatory plans or arrangements.