Form 10-Q
period 2016-03-31
Anthem, Inc.
filed 2016-04-27
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 14, 2016
Common Stock, $0.01 par value	262,953,003 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,676.0	$2,113.5
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $18,057.2 and $16,950.0)	18,355.4	16,920.0
Equity securities (cost of $1,269.1 and $1,055.8)	1,593.8	1,441.8
Other invested assets, current	19.4	19.1
Accrued investment income	171.8	170.8
Premium and self-funded receivables	4,998.4	4,602.8
Other receivables	2,200.9	2,421.4
Income taxes receivable	—	316.6
Securities lending collateral	1,455.2	1,300.4
Other current assets	2,494.1	1,555.7
Total current assets	32,965.0	30,862.1
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $494.6 and $550.4)	507.8	558.2
Equity securities (cost of $27.0 and $27.3)	29.7	31.0
Other invested assets, long-term	2,078.3	2,041.1
Property and equipment, net	1,998.3	2,019.8
Goodwill	17,562.2	17,562.2
Other intangible assets	8,107.6	8,158.0
Other noncurrent assets	609.8	485.4
Total assets	$63,858.7	$61,717.8

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,403.1	$7,569.8
Reserves for future policy benefits	69.6	71.9
Other policyholder liabilities	2,376.7	2,256.5
Total policy liabilities	9,849.4	9,898.2
Unearned income	1,021.3	1,145.5
Accounts payable and accrued expenses	4,164.5	3,318.8
Income taxes payable	163.5	—
Security trades pending payable	333.2	73.1
Securities lending payable	1,455.3	1,300.9
Short-term borrowings	540.0	540.0
Current portion of long-term debt	399.2	—
Other current liabilities	2,883.9	2,816.1
Total current liabilities	20,810.3	19,092.6
Long-term debt, less current portion	14,864.5	15,324.5
Reserves for future policy benefits, noncurrent	653.3	631.7
Deferred tax liabilities, net	2,663.6	2,630.6
Other noncurrent liabilities	1,319.9	994.3
Total liabilities	40,311.6	38,673.7

Commitment and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 262,840,916 and 261,238,188	2.6	2.6
Additional paid-in capital	8,616.5	8,555.6
Retained earnings	15,310.4	14,778.5
Accumulated other comprehensive loss	(382.4)	(292.6)
Total shareholders’ equity	23,547.1	23,044.1
Total liabilities and shareholders’ equity	$63,858.7	$61,717.8

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2016	2015
Revenues
Premiums	$18,988.9	$17,610.5
Administrative fees	1,311.0	1,227.1
Other revenue	9.5	13.8
Total operating revenue	20,309.4	18,851.4
Net investment income	171.1	167.6
Net realized (losses) gains on investments	(125.1)	46.5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(85.2)	(15.4)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	18.3	1.4
Other-than-temporary impairment losses recognized in income	(66.9)	(14.0)
Total revenues	20,288.5	19,051.5
Expenses
Benefit expense	15,538.8	14,126.9
Selling, general and administrative expense:
Selling expense	349.9	368.2
General and administrative expense	2,850.3	2,777.0
Total selling, general and administrative expense	3,200.2	3,145.2
Interest expense	187.1	154.4
Amortization of other intangible assets	50.4	52.5
Loss on extinguishment of debt	—	3.4
Total expenses	18,976.5	17,482.4
Income before income tax expense	1,312.0	1,569.1
Income tax expense	609.0	703.9
Net income	$703.0	$865.2
Net income per share
Basic	$2.69	$3.25
Diluted	$2.63	$3.09
Dividends per share	$0.650	$0.625

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2016	2015
Net income	$703.0	$865.2
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains on investments	172.3	60.4
Change in non-credit component of other-than-temporary impairment losses on investments	(1.7)	3.5
Change in net unrealized gains/losses on cash flow hedges	(265.5)	0.9
Change in net periodic pension and postretirement costs	3.8	4.7
Foreign currency translation adjustments	1.3	(3.5)
Other comprehensive (loss) income	(89.8)	66.0
Total comprehensive income	$613.2	$931.2

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2016	2015
Operating activities
Net income	$703.0	$865.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	125.1	(46.5)
Other-than-temporary impairment losses recognized in income	66.9	14.0
Loss on extinguishment of debt	—	3.4
Loss on disposal of assets	0.2	0.9
Deferred income taxes	73.3	70.6
Amortization, net of accretion	199.7	189.2
Depreciation expense	25.6	25.1
Share-based compensation	37.6	27.1
Excess tax benefits from share-based compensation	(39.8)	(68.8)
Changes in operating assets and liabilities:
Receivables, net	(170.5)	(429.6)
Other invested assets	(5.3)	(10.1)
Other assets	(117.4)	(191.0)
Policy liabilities	(27.2)	382.9
Unearned income	(124.2)	(31.8)
Accounts payable and accrued expenses	10.8	(189.4)
Other liabilities	39.5	401.1
Income taxes	507.7	635.0
Other, net	(0.7)	3.2
Net cash provided by operating activities	1,304.3	1,650.5
Investing activities
Purchases of fixed maturity securities	(3,287.1)	(3,273.3)
Proceeds from fixed maturity securities:
Sales	2,507.0	2,065.0
Maturities, calls and redemptions	249.3	270.4
Purchases of equity securities	(747.1)	(1,051.5)
Proceeds from sales of equity securities	206.5	575.5
Purchases of other invested assets	(146.4)	(48.1)
Proceeds from sales of other invested assets	99.3	15.0
Settlement of non-hedging derivatives	(0.6)	(32.0)
Changes in securities lending collateral	(154.4)	(508.0)
Purchase of subsidiary, net of cash acquired	—	(635.8)
Purchases of property and equipment	(117.5)	(88.8)
Net cash used in investing activities	(1,391.0)	(2,711.6)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(77.3)	638.8
Repayments of long-term borrowings	—	(16.4)
Proceeds from short-term borrowings	980.0	850.0
Repayments of short-term borrowings	(980.0)	(800.0)
Changes in securities lending payable	154.4	508.1
Changes in bank overdrafts	(113.2)	(105.9)
Premiums paid on equity call options	—	(12.8)
Proceeds from sale of put options	—	12.7
Repurchase and retirement of common stock	—	(774.1)
Collateral paid on debt-related derivatives	(237.1)	—
Cash dividends	(170.7)	(166.6)
Proceeds from issuance of common stock under employee stock plans	50.9	109.3
Excess tax benefits from share-based compensation	39.8	68.8
Net cash (used in) provided by financing activities	(353.2)	311.9
Effect of foreign exchange rates on cash and cash equivalents	2.4	(5.5)
Change in cash and cash equivalents	(437.5)	(754.7)
Cash and cash equivalents at beginning of period	2,113.5	2,151.7
Cash and cash equivalents at end of period	$1,676.0	$1,397.0

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2016	261.2	$2.6	$8,555.6	$14,778.5	$(292.6)	$23,044.1
Net income	—	—	—	703.0	—	703.0
Other comprehensive loss	—	—	—	—	(89.8)	(89.8)
Dividends and dividend equivalents	—	—	—	(171.1)	—	(171.1)
Issuance of common stock under employee stock plans, net of related tax benefits	1.6	—	60.6	—	—	60.6
Equity Units issuance costs adjustment	—	—	0.3	—	—	0.3
March 31, 2016	262.8	$2.6	$8,616.5	$15,310.4	$(382.4)	$23,547.1

January 1, 2015	268.1	$2.7	$10,062.3	$14,014.4	$171.9	$24,251.3
Net income	—	—	—	865.2	—	865.2
Other comprehensive income	—	—	—	—	66.0	66.0
Premiums paid on equity options	—	—	(12.8)	—	—	(12.8)
Repurchase and retirement of common stock	(5.7)	(0.1)	(212.4)	(561.6)	—	(774.1)
Dividends and dividend equivalents	—	—	—	(167.9)	—	(167.9)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	—	106.6	—	—	106.6
March 31, 2015	264.9	$2.6	$9,943.7	$14,150.1	$237.9	$24,334.3

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2016
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “Anthem” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 39.6 medical members through our affiliated health plans as of March 31, 2016. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program, or FEP.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through an arrangement with another BCBS licensee in South Carolina. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2015 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 have been recorded. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.
Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At March 31, 2016 and December 31, 2015, we held $113.2 and $122.6, respectively, of customer funds with an offsetting liability in other current liabilities.
Recently Adopted Accounting Guidance: In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 became effective January 1, 2016 and we elected to adopt the provisions of the new guidance prospectively to all arrangements entered into or materially modified on or after January 1, 2016. The adoption of ASU 2015-05 did not have an impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidation analysis of reporting entities that are involved with variable interest entities. We adopted the provisions of ASU 2015-02 effective January 1, 2016 and re-evaluated all legal entity investments under the revised consolidation model. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Guidance Not Yet Adopted: In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These amendments provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact that these standards will have on our results of operations, cash flows, consolidated financial position and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The amendments in this update simplify several aspects of accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The various amendments are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We are currently evaluating the effects the adoption of ASU 2016-09 will have on our consolidated financial statements, results of operations and cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. We are currently evaluating the effects the adoption of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

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
Acquisition of Simply Healthcare
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in Florida. The excess of the consideration transferred over the fair value of net assets acquired resulted in non-tax-deductible goodwill of $474.7. There were no additional measurement period adjustments to the provisional amounts recorded at December 31, 2015. The results of operations of Simply Healthcare are included in our consolidated financial statements within our Government Business segment for the periods following February 17, 2015.

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $66.9 and $14.0 for the three months ended March 31, 2016 and 2015, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2016 and 2015. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at March 31, 2016 and December 31, 2015 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2016
Fixed maturity securities:
United States Government securities	$424.1	$8.3	$—	$—	$432.4	$—
Government sponsored securities	52.6	1.0	—	—	53.6	—
States, municipalities and political subdivisions, tax-exempt	5,904.3	327.6	(1.0)	(5.9)	6,225.0	—
Corporate securities	9,270.3	159.6	(116.0)	(89.2)	9,224.7	(18.3)
Residential mortgage-backed securities	1,780.4	49.5	(3.2)	(7.0)	1,819.7	—
Commercial mortgage-backed securities	358.2	2.8	(4.0)	(0.5)	356.5	—
Other debt securities	761.9	3.0	(9.8)	(3.8)	751.3	—
Total fixed maturity securities	18,551.8	551.8	(134.0)	(106.4)	18,863.2	$(18.3)
Equity securities	1,296.1	356.2	(28.8)	—	1,623.5
Total investments, available-for-sale	$19,847.9	$908.0	$(162.8)	$(106.4)	$20,486.7
December 31, 2015
Fixed maturity securities:
United States Government securities	$349.5	$2.0	$(1.6)	$—	$349.9	$—
Government sponsored securities	75.6	0.5	(0.1)	(0.1)	75.9	—
States, municipalities and political subdivisions, tax-exempt	5,976.7	284.1	(4.0)	(5.2)	6,251.6	—
Corporate securities	8,209.7	61.1	(267.2)	(110.5)	7,893.1	(15.4)
Residential mortgage-backed securities	1,724.5	41.2	(7.6)	(7.2)	1,750.9	—
Commercial mortgage-backed securities	407.6	1.4	(4.3)	(0.4)	404.3	—
Other debt securities	756.8	4.1	(5.8)	(2.6)	752.5	—
Total fixed maturity securities	17,500.4	394.4	(290.6)	(126.0)	17,478.2	$(15.4)
Equity securities	1,083.1	420.6	(30.9)	—	1,472.8
Total investments, available-for-sale	$18,583.5	$815.0	$(321.5)	$(126.0)	$18,951.0
At March 31, 2016 and December 31, 2015, we held $727.4 and $777.2, respectively, of energy sector fixed maturity securities within our available-for-sale investment portfolio. These energy sector securities had accumulated net unrealized losses at March 31, 2016 and December 31, 2015 of $78.6 and $172.0, respectively.

For available-for-sale securities in an unrealized loss position at March 31, 2016 and December 31, 2015, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2016
Fixed maturity securities:
United States Government securities	5	$64.3	$—	2	$1.0	$—
Government sponsored securities	1	0.1	—	2	2.5	—
States, municipalities and political subdivisions, tax-exempt	97	179.8	(1.0)	63	131.6	(5.9)
Corporate securities	1,301	2,509.2	(116.0)	478	768.3	(89.2)
Residential mortgage-backed securities	122	201.0	(3.2)	155	266.7	(7.0)
Commercial mortgage-backed securities	45	143.4	(4.0)	18	39.4	(0.5)
Other debt securities	159	452.5	(9.8)	34	86.6	(3.8)
Total fixed maturity securities	1,730	3,550.3	(134.0)	752	1,296.1	(106.4)
Equity securities	862	265.9	(28.8)	2	—	—
Total fixed maturity and equity securities	2,592	$3,816.2	$(162.8)	754	$1,296.1	$(106.4)
December 31, 2015
Fixed maturity securities:
United States Government securities	48	$248.4	$(1.6)	2	$0.9	$—
Government sponsored securities	13	18.3	(0.1)	6	8.2	(0.1)
States, municipalities and political subdivisions, tax-exempt	198	467.8	(4.0)	43	83.0	(5.2)
Corporate securities	2,492	4,912.3	(267.2)	372	447.0	(110.5)
Residential mortgage-backed securities	298	668.3	(7.6)	119	186.3	(7.2)
Commercial mortgage-backed securities	66	263.0	(4.3)	17	38.5	(0.4)
Other debt securities	153	488.2	(5.8)	28	77.0	(2.6)
Total fixed maturity securities	3,268	7,066.3	(290.6)	587	840.9	(126.0)
Equity securities	792	261.1	(30.9)	—	—	—
Total fixed maturity and equity securities	4,060	$7,327.4	$(321.5)	587	$840.9	$(126.0)
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$353.6	$355.4
Due after one year through five years	4,997.4	5,001.0
Due after five years through ten years	5,398.9	5,536.7
Due after ten years	5,663.3	5,793.9
Mortgage-backed securities	2,138.6	2,176.2
Total available-for-sale fixed maturity securities	$18,551.8	$18,863.2

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015
Proceeds	$3,062.1	$2,925.9
Gross realized gains	121.4	133.7
Gross realized losses	(92.7)	(87.2)
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
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,455.3 and $1,300.9 at March 31, 2016 and December 31, 2015, respectively. The value of the collateral represented 103% of the market value of the securities on loan at March 31, 2016 and December 31, 2015. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported as “Securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.
The remaining contractual maturity of our securities lending agreements at March 31, 2016 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$58.1	$0.5	$20.5	$94.7	$173.8
Corporate securities	852.4	—	—	—	852.4
Equity securities	323.5	—	0.1	0.7	324.3
Other debt securities	104.8	—	—	—	104.8
Total	$1,338.8	$0.5	$20.6	$95.4	$1,455.3
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

5.	Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At March 31, 2016 we had posted collateral of $327.6 and received collateral of $46.8 related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at March 31, 2016 and December 31, 2015 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
March 31, 2016
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$17.8	$—
Interest rate swaps - forward starting pay fixed	5,000.0	Other assets/other liabilities	—	(484.9)
Subtotal hedging	6,385.0	Subtotal hedging	17.8	(484.9)

Non-hedging instruments
Interest rate swaps	324.0	Equity securities	—	(20.5)
Options	19,107.7	Other assets/other liabilities	269.2	(355.1)
Futures	142.2	Equity securities	0.3	(0.3)
Subtotal non-hedging	19,573.9	Subtotal non-hedging	269.5	(375.9)
Total derivatives	$25,958.9	Total derivatives	287.3	(860.8)
		Amounts netted	(136.1)	136.1
		Net derivatives	$151.2	$(724.7)

December 31, 2015
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$7.0	$(0.8)
Interest rate swaps - forward starting pay fixed	4,650.0	Other assets/other liabilities	15.7	(90.9)
Subtotal hedging	6,035.0	Subtotal hedging	22.7	(91.7)

Non-hedging instruments
Interest rate swaps	271.7	Equity securities	1.2	(6.0)
Options	16,917.4	Other assets/other liabilities	305.7	(332.1)
Futures	152.0	Equity securities	0.1	(0.2)
Subtotal non-hedging	17,341.1	Subtotal non-hedging	307.0	(338.3)
Total derivatives	$23,376.1	Total derivatives	329.7	(430.0)
		Amounts netted	(170.6)	170.6
		Net derivatives	$159.1	$(259.4)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at March 31, 2016 and December 31, 2015 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		March 31, 2016	December 31, 2015
Interest rate swap	2015	$200.0	$200.0	4.350%	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	200.0	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,385.0	$1,385.0
A summary of the effect of fair value hedges on our income statement for the three months ended March 31, 2016 and 2015 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
Three months ended March 31, 2016
Interest rate swaps	Interest expense	$2.4	Fixed rate debt	Interest expense	$(2.4)
Three months ended March 31, 2015
Interest rate swaps	Interest expense	$2.8	Fixed rate debt	Interest expense	$(2.8)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps in the notional amount of $5,000.0, with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. We had $5,000.0 and $4,650.0 outstanding under these swaps at March 31, 2016 and December 31, 2015, respectively. The unrecognized loss for all outstanding and terminated cash flow hedges included in accumulated other comprehensive income, net of tax, was $346.5 and $81.1 at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $14.3.
A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31, 2016 and 2015 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive (Loss) Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Three months ended March 31, 2016
Forward starting pay fixed swaps	$(409.8)	Interest expense	$(1.4)	None	$—
Three months ended March 31, 2015
Forward starting pay fixed swaps	$—	Interest expense	$(1.4)	None	$—

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our income statement for the three months ended March 31, 2016 and 2015 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Three months ended March 31, 2016
Interest rate swaps	Net realized (losses) gains on investments	$(16.9)
Options	Net realized (losses) gains on investments	(136.4)
Futures	Net realized (losses) gains on investments	(0.5)
Total		$(153.8)
Three months ended March 31, 2015
Derivatives embedded in convertible fixed maturity securities	Net realized (losses) gains on investments	$(23.0)
Interest rate swaps	Net realized (losses) gains on investments	(4.6)
Options	Net realized (losses) gains on investments	7.2
Futures	Net realized (losses) gains on investments	(1.6)
Total		$(22.0)

6.	Fair Value
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level I securities primarily include United States Government securities, certain corporate securities and certain other asset backed securities. Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities and certain other asset backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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
Derivatives: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the derivative transaction. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar derivative transactions. Derivatives are designated as Level II securities. Derivatives presented within the fair value hierarchy table below are presented on a gross basis and not on a master netting basis by counterparty.

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 is as follows:

	Level I	Level II	Level III	Total
March 31, 2016
Assets:
Cash equivalents	$666.1	$—	$—	$666.1
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	432.4	—	—	432.4
Government sponsored securities	—	53.6	—	53.6
States, municipalities and political subdivisions, tax-exempt	—	6,225.0	—	6,225.0
Corporate securities	223.8	8,768.7	232.2	9,224.7
Residential mortgage-backed securities	—	1,819.7	—	1,819.7
Commercial mortgage-backed securities	—	356.5	—	356.5
Other debt securities	56.7	659.8	34.8	751.3
Total fixed maturity securities	712.9	17,883.3	267.0	18,863.2
Equity securities	1,386.0	93.0	144.5	1,623.5
Other invested assets, current	19.4	—	—	19.4
Securities lending collateral	874.0	581.3	—	1,455.3
Derivatives (reported with other assets)	—	287.3	—	287.3
Total assets	$3,658.4	$18,844.9	$411.5	$22,914.8
Liabilities:
Derivatives (reported with other liabilities)	$—	$(860.8)	$—	$(860.8)
Total liabilities	$—	$(860.8)	$—	$(860.8)

December 31, 2015
Assets:
Cash equivalents	$701.0	$—	$—	$701.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	349.9	—	—	349.9
Government sponsored securities	—	75.9	—	75.9
States, municipalities and political subdivisions, tax-exempt	—	6,251.6	—	6,251.6
Corporate securities	77.6	7,629.3	186.2	7,893.1
Residential mortgage-backed securities	—	1,750.9	—	1,750.9
Commercial mortgage-backed securities	—	402.4	1.9	404.3
Other debt securities	55.7	671.2	25.6	752.5
Total fixed maturity securities	483.2	16,781.3	213.7	17,478.2
Equity securities	1,253.8	116.9	102.1	1,472.8
Other invested assets, current	19.1	—	—	19.1
Securities lending collateral	708.1	592.3	—	1,300.4
Derivatives (reported with other assets)	—	329.7	—	329.7
Total assets	$3,165.2	$17,820.2	$315.8	$21,301.2
Liabilities:
Derivatives (reported with other liabilities)	$—	$(430.0)	$—	$(430.0)
Total liabilities	$—	$(430.0)	$—	$(430.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2016 and 2015 is as follows:

	Corporate Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Three Months Ended March 31, 2016
Beginning balance at January 1, 2016	$186.2	$1.9	$25.6	$102.1	$315.8
Total (losses) gains:
Recognized in net income	(0.9)	—	—	2.2	1.3
Recognized in accumulated other comprehensive income	(1.5)	—	(0.4)	(1.6)	(3.5)
Purchases	58.0	—	—	44.2	102.2
Sales	(1.0)	—	—	(2.4)	(3.4)
Settlements	(10.9)	—	—	—	(10.9)
Transfers into Level III	2.3	—	9.6	—	11.9
Transfers out of Level III	—	(1.9)	—	—	(1.9)
Ending balance at March 31, 2016	$232.2	$—	$34.8	$144.5	$411.5
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2016	$(1.7)	$—	$—	$—	$(1.7)

Three Months Ended March 31, 2015
Beginning balance at January 1, 2015	$144.6	$3.3	$6.6	$48.3	$202.8
Total (losses) gains:
Recognized in net income	(0.2)	—	0.2	(0.8)	(0.8)
Recognized in accumulated other comprehensive income	1.6	—	(0.2)	1.3	2.7
Purchases	32.4	—	—	7.5	39.9
Sales	—	—	(0.9)	(4.5)	(5.4)
Settlements	(13.6)	(0.1)	(0.1)	—	(13.8)
Transfers into Level III	0.7	—	—	—	0.7
Transfers out of Level III	—	—	(3.0)	—	(3.0)
Ending balance at March 31, 2015	$165.5	$3.2	$2.6	$51.8	$223.1
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2015	$(0.6)	$—	$—	$(0.8)	$(1.4)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three months ended March 31, 2016 or 2015.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Simply Healthcare on February 17, 2015. The values of net assets acquired in our acquisition of Simply Healthcare and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Simply Healthcare's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Simply Healthcare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Simply Healthcare described above, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 or 2015.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2016 or 2015.
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
Long-term debt – senior unsecured convertible debentures: The fair value of our convertible debentures is based on the market price in the active private market in which the convertible debentures trade.

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2016 and December 31, 2015 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2016
Assets:
Other invested assets, long-term	$2,078.3	$—	$—	$2,078.3	$2,078.3
Liabilities:
Debt:
Short-term borrowings	540.0	—	540.0	—	540.0
Commercial paper	604.9	—	604.9	—	604.9
Notes	14,327.3	—	14,923.5	—	14,923.5
Convertible debentures	331.5	—	983.0	—	983.0

December 31, 2015
Assets:
Other invested assets, long-term	$2,041.1	$—	$—	$2,041.1	$2,041.1
Liabilities:
Debt:
Short-term borrowings	540.0	—	540.0	—	540.0
Commercial paper	682.2	—	682.2	—	682.2
Notes	14,311.6	—	14,523.2	—	14,523.2
Convertible debentures	330.7	—	980.1	—	980.1

7.	Income Taxes
During the three months ended March 31, 2016 and 2015, we recognized income tax expense of $609.0 and $703.9, respectively, which represents effective tax rates of 46.4% and 44.9%, respectively. The decrease in income tax expense was primarily due to decreased income before income tax expense and the decrease to our portion of the non-tax deductible Health Insurance Provider Fee, or HIP Fee. For the three months ended March 31, 2016 and 2015, the HIP Fee resulted in additional income tax expense of $104.1 and $113.3, respectively. The increase in the effective tax rate was primarily due to the discrete tax adjustment in 2016 related to net realized investment losses, largely as a result of losses recognized on options entered into to hedge the variability of cash flows in the interest payments on anticipated future financings.

8.	Retirement Benefits

The components of net periodic (benefit credit) benefit cost included in the consolidated statements of income for the three months ended March 31, 2016 and 2015 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2016	2015	2016	2015
Service cost	$2.8	$3.3	$0.4	$0.5
Interest cost	17.3	17.0	5.6	5.9
Expected return on assets	(36.7)	(35.7)	(5.6)	(5.9)
Recognized actuarial loss	4.4	6.4	3.1	3.8
Settlement loss	2.4	1.3	—	—
Amortization of prior service credit	(0.1)	(0.2)	(3.5)	(3.6)
Net periodic (benefit credit) benefit cost	$(9.9)	$(7.9)	$—	$0.7
For the year ending December 31, 2016, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2016 or 2015.

9.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2016, we had $13,065.7 outstanding under these notes.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.805 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.805 per share but greater than $143.865 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.865, the settlement rate will be 0.3476 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the re-marketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At March 31, 2016, the present value of the stock purchase contract liability was $92.3 and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part the contract adjustment payments but not beyond the contract settlement date and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date. At March 31, 2016, we have $1,236.7 outstanding under these RSNs.

We have an unsecured surplus note with an outstanding principal balance of $24.9 at March 31, 2016.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2016.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2016, we had $604.9 outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at March 31, 2016 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$513.4
Unamortized debt discount	$176.0
Net debt carrying amount	$331.5
Equity component carrying amount	$186.1
Conversion rate (shares of common stock per $1,000 of principal amount)	13.5254
Effective conversion price (per $1,000 of principal amount)	$73.9342
We have $540.0 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at March 31, 2016 with fixed interest rates of 0.438%.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. We paid $106.6 in fees in connection with the bridge facility which were capitalized in other current assets and are amortized as interest expense over the term of the facility. We recorded $31.6 of amortization of the bridge facility fees during the three months ended March 31, 2016. The commitment of the lenders to provide the bridge facility and term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions.”
All debt is a direct obligation of Anthem, Inc., except for the surplus note and the FHLB borrowings.

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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance. The lawsuit names Anthem Insurance as well as Anthem, Inc. and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. Anthem Insurance’s 2001 Plan of Conversion, or the Plan, provided for the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, Anthem Insurance distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that Anthem Insurance distributed value to the wrong ESMs. A trial on liability was held in October 2014. In June 2015, the court entered judgment for Anthem Insurance on all issues, finding that (1) Anthem Insurance correctly determined the State of

Connecticut to be an ESM, not Plaintiffs; (2) Anthem Insurance acted in good faith in making this determination, while Plaintiffs failed to present sufficient evidence to override a presumption that Anthem Insurance’s ESM determination was correct; and (3) Plaintiffs failed to prove the breach of any contractual obligation. In July 2015, Plaintiffs filed a notice of appeal from the judgment entered for Anthem Insurance. In December 2015, the Connecticut Supreme Court decided it would hear the appeal directly rather than the appeal going to the intermediate appellate court. A date for argument has not been set. We intend to vigorously seek the affirmation of the trial court's judgment; however, the suit's ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. (n/k/a Anthem, Inc.) Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We filed motions to dismiss in response to each of those amended complaints, which were granted in part and denied in part. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013 seeking six different classes. Following oral argument, the court denied the plaintiffs' motion for class certification in late 2014. The California subscriber plaintiffs filed a motion for leave to file a renewed motion for class certification with more narrowly defined proposed classes, which the court denied. All but two of the individually named subscribers and all of the providers and medical associations dismissed their claims with prejudice. We filed a motion for summary judgment in March 2016. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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

Our California affiliate Blue Cross of California, doing business as Anthem Blue Cross, or BCC, has been named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS143436, Second Appellate District Court Case No. B255455. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that a HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. All are set for an initial status conference in May 2016. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeks various declarations under the agreement between the parties. Our suit asserts that Express Scripts, Inc.’s, or Express Scripts, current pricing exceeds the competitive benchmark pricing required by the agreement by approximately $13,000.0 over the remaining term of the agreement, and by approximately $1,800.0 through the post-termination transition period. Further, we believe that Express Scripts’ excessive pricing has caused us to lose existing customers and prevented us from gaining new business. In addition to the amounts associated with competitive benchmark pricing, we are seeking over $158.0 in damages associated with operational breaches incurred to date, together with a declaratory judgment that Express Scripts: (1) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (2) is required to provide competitive benchmark pricing to us through the term of the agreement; (3) has breached the agreement, and that we can terminate the agreement either due to Express Scripts’ breaches or because we have determined that Express Scripts’ performance with respect to the delegated Medicare Part D functions has been unsatisfactory; and (4) is required under the agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. Express Scripts contends that we breached the agreement by failing to negotiate proposed new pricing terms in good faith and that we breached the implied covenant of good faith and fair dealing by disregarding the terms of the transaction. In addition, Express Scripts is seeking declaratory judgments: (1) regarding the timing of the periodic pricing review under the agreement; (2) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (3) that we do not have the right to terminate the agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675.0 at the time of the agreement. We believe that Express Scripts’ defenses and counterclaims are without merit. We intend to vigorously pursue our claims and defend against any counterclaims; however, the ultimate outcome cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at March 31, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. State and federal agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that are before the U.S. District Court. In February 2016, the Court issued its order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. There remain a few state court cases that are presently proceeding outside of the Multidistrict Litigation.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation. The state court commenced a hearing in connection with the updated plan in July 2015, which has been adjourned. Settlement conferences to resolve outstanding issues with the plan continue to be scheduled by the state court. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments, and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, whereby Express Scripts is the exclusive provider of certain pharmacy benefit management, or PBM, services to our plans, excluding our CareMore and Simply Healthcare subsidiaries and certain self-insured members, which have exclusive agreements with different PBM service providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeking various declarations under the agreement between the parties. For additional information regarding this lawsuit, refer to the “Litigation” section above. We believe we have appropriately recognized all rights and obligations under this agreement at March 31, 2016.
During November 2015, we entered into an amended and restated agreement with Accenture LLP to provide business process outsourcing services. This new agreement supersedes certain prior agreements, converts certain services to transaction based pricing and also includes provisions for additional services. Our remaining commitment under this agreement at March 31, 2016 was $210.0 through December 31, 2019. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During December 2014, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at March 31, 2016 was $353.3 through March 31, 2020. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of March 31, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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
A summary of the cash dividend activity for the three months ended March 31, 2016 and 2015 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2016
February 18, 2016	March 10, 2016	March 25, 2016	$0.650	$170.7

Three Months Ended March 31, 2015
January 27, 2015	March 10, 2015	March 25, 2015	$0.625	$166.6
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

There were no common stock repurchases during the three months ended March 31, 2016. Total authorization remaining at March 31, 2016 was $4,175.9. A summary of common stock repurchases for the three months ended March 31, 2015 is as follows:

Three Months Ended March 31
2015
Shares repurchased	5.7
Average price per share	$136.88
Aggregate cost	$774.1
Authorization remaining at the end of the period	$4,917.6
During the three months ended March 31, 2015, we entered into a series of call and put options with certain counterparties to repurchase shares of our common stock. We exercised call options that enabled us to repurchase 1.8 shares of our common stock at an average strike price of $132.13. In order to set the call option strike prices below our market price at inception on certain of these options, we sold 4.2 put options containing an average strike price equal to the call options. During the three months ended March 31, 2015, 2.4 put options expired unexercised. Based on FASB guidance, the initial value of the call options was recognized as a reduction of shareholders' equity and the initial value of the put options was recognized as a liability.
Equity Units
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. For additional information relating to the Equity Units, see Note 9, “Debt.”
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6.0	$87.23
Granted	1.4	131.83
Exercised	(0.8)	54.20
Forfeited or expired	(0.1)	90.69
Outstanding at March 31, 2016	6.5	100.84	5.73	$258.9
Exercisable at March 31, 2016	3.7	80.48	3.57	$221.3

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2016 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2016	2.7	$101.66
Granted	1.0	131.83
Vested	(1.2)	82.63
Forfeited	(0.1)	116.34
Nonvested at March 31, 2016	2.4	123.29
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
Risk-free interest rate	1.76%	1.96%
Volatility factor	32.00%	31.00%
Quarterly dividend yield	0.491%	0.425%
Weighted-average expected life (years)	4.10	4.00
The following weighted-average fair values were determined for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
Options granted during the period	$30.55	$33.95
Restricted stock awards granted during the period	131.83	146.85

12.	Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at March 31, 2016 and 2015 is as follows:

	March 31
	2016	2015
Investments:
Gross unrealized gains	$908.0	$1,198.8
Gross unrealized losses	(269.2)	(135.5)
Net pre-tax unrealized gains	638.8	1,063.3
Deferred tax liability	(223.2)	(375.3)
Net unrealized gains on investments	415.6	688.0
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(18.3)	(1.4)
Deferred tax asset	6.6	0.5
Net unrealized non-credit component of other-than-temporary impairments on investments	(11.7)	(0.9)
Cash flow hedges:
Gross unrealized losses	(533.2)	(53.8)
Deferred tax asset	186.6	18.8
Net unrealized losses on cash flow hedges	(346.6)	(35.0)
Defined benefit pension plans:
Deferred net actuarial loss	(628.3)	(556.1)
Deferred prior service credits	(0.1)	2.1
Deferred tax asset	247.8	220.3
Net unrecognized periodic benefit costs for defined benefit pension plans	(380.6)	(333.7)
Postretirement benefit plans:
Deferred net actuarial loss	(159.6)	(194.8)
Deferred prior service credits	70.1	71.8
Deferred tax asset	35.3	48.8
Net unrecognized periodic benefit costs for postretirement benefit plans	(54.2)	(74.2)
Foreign currency translation adjustments:
Gross unrealized losses	(7.5)	(9.7)
Deferred tax asset	2.6	3.4
Net unrealized losses on foreign currency translation adjustments	(4.9)	(6.3)
Accumulated other comprehensive (loss) income	$(382.4)	$237.9

Other comprehensive (loss) income reclassification adjustments for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($85.4) and ($56.2), respectively	$147.1	$81.5
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of ($13.6) and $11.4, respectively	25.2	(21.1)
Total reclassification adjustment on investments	172.3	60.4
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit (expense) of $1.2 and ($1.9), respectively	(1.7)	3.5
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $142.9 and ($0.5), respectively	(265.5)	0.9
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.4) and ($3.0), respectively	3.8	4.7
Foreign currency translation adjustment, net of tax (expense) benefit of ($0.7) and $1.9, respectively	1.3	(3.5)
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $42.0 and ($48.3), respectively	$(89.8)	$66.0

13.	Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31
	2016	2015
Denominator for basic earnings per share – weighted-average shares	261.8	266.6
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	5.7	13.8
Denominator for diluted earnings per share	267.5	280.4
During the three months ended March 31, 2016 and 2015, weighted-average shares related to certain stock options of 1.7 and 0.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for the three months ended March 31, 2016, as the dilutive stock price threshold was not met.
During the three months ended March 31, 2016, we issued approximately 1.0 restricted stock units under our stock incentive plans, 0.5 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2016 through 2018. During the three months ended March 31, 2015, we issued approximately 0.9 restricted stock units under our stock incentive plans, 0.5 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2015 through 2017. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met.

14.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.
Financial data by reportable segment for the three months ended March 31, 2016 and 2015 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended March 31, 2016
Operating revenue	$9,509.8	$10,793.9	$5.7	$20,309.4
Operating gain (loss)	1,293.0	325.0	(47.6)	1,570.4
Three Months Ended March 31, 2015
Operating revenue	$9,366.9	$9,480.1	$4.4	$18,851.4
Operating gain (loss)	1,267.0	324.4	(12.1)	1,579.3
A reconciliation of reportable segments operating revenues, a non-GAAP measure, to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31
	2016	2015
Reportable segments operating revenues	$20,309.4	$18,851.4
Net investment income	171.1	167.6
Net realized (losses) gains on investments	(125.1)	46.5
Other-than-temporary impairment losses recognized in income	(66.9)	(14.0)
Total revenues	$20,288.5	$19,051.5
A reconciliation of reportable segments operating gain, a non-GAAP measure, to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31
	2016	2015
Reportable segments operating gain	$1,570.4	$1,579.3
Net investment income	171.1	167.6
Net realized (losses) gains on investments	(125.1)	46.5
Other-than-temporary impairment losses recognized in income	(66.9)	(14.0)
Interest expense	(187.1)	(154.4)
Amortization of other intangible assets	(50.4)	(52.5)
Loss on extinguishment of debt	—	(3.4)
Income before income tax expense	$1,312.0	$1,569.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
References to the terms “we,” “our,” “us” or "Anthem" used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015 and the MD&A included in our 2015 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2016 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2016 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2016. Also see Part I, Item 1A, “Risk Factors” of our 2015 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Overview
We manage our operations through three reportable segments: Commercial and Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 10, “Commitments and Contingencies - Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We entered into a bridge facility commitment letter and a joinder agreement with a group of lenders which will provide up to $22,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $22,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. We expect that our pro forma debt-to-capital ratio will approximate 49% at the end of 2016 following the closing of the Acquisition, and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing. We also expect to maintain our common stock dividend and we will maintain flexibility with our share repurchase program. The Acquisition is expected to close in the second half of 2016 and is subject to certain state regulatory approvals, other standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act.
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
On February 17, 2015, we completed our acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment. For additional information about this acquisition, see Note 3, “Business Acquisitions - Acquisition of Simply Healthcare,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also with new financial and regulatory challenges. Beginning in 2014, Health Care Reform imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2015 was $11,300.0, remains at $11,300.0 for 2016, has been suspended for 2017, and will resume and be increased to $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. For the three months ended March 31, 2016 and 2015, we estimated our portion of the HIP Fee to be $297.5 and $323.7, respectively, which is recognized as general and administrative expense. As a result of the complexity of Health Care Reform, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform rules, we will continue to evaluate the impact of Health Care Reform as additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 39.6 medical members through our affiliated health plans as of March 31, 2016. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield

of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through an arrangement with another BCBS licensee in South Carolina. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. In addition, we conduct business through our Simply Healthcare subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating revenue and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 14, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Operating revenue for the three months ended March 31, 2016 was $20,309.4, an increase of $1,458.0, or 7.7%, from the three months ended March 31, 2015. The increase in operating revenue for the three months ended March 31, 2016 compared to 2015 was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, increased administrative fees and higher premium revenue in our Commercial and Specialty Business segment.
Net income for the three months ended March 31, 2016 was $703.0, a decrease of $162.2, or 18.7%, from the three months ended March 31, 2015. The decrease in net income was primarily due to increased losses from investment activities, costs incurred associated with the pending acquisition of Cigna and higher interest expense. The decrease in net income was partially offset by lower income taxes and improved operating results in our Commercial and Specialty Business segment. Our fully-diluted earnings per share, or EPS, was $2.63 for the three months ended March 31, 2016, which represented a 14.9% decrease from the EPS of $3.09 for the three months ended March 31, 2015. The decrease in EPS resulted from the decrease in net income, partially offset by the impact of a lower number of shares outstanding in 2016.
Operating cash flow for the three months ended March 31, 2016 and 2015 was $1,304.3 and $1,650.5, respectively. The decrease in operating cash flow from 2015 of $346.2 was primarily attributable to an increase in claims payments due to timing of payments and growth in membership. The decrease in operating cash flow was further due to the timing of certain state Medicaid payment receipts. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our business designed to cover overall cost trends. The decrease was further offset by premium receipts from growth in membership and the timing of cash receipts related to the Health Care Reform reinsurance premium stabilization program. A partial payment for the 2015 reinsurance premium stabilization program was received in the first quarter of 2016 while the full payment for the 2014 reinsurance premium stabilization program was received in the third quarter of 2015.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and Federal Employee Program, or FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup, CareMore and Simply Healthcare members as well as HealthLink and UniCare members predominantly outside of our BCBSA service areas. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2016 and 2015. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands)	2016	2015	Change	% Change
Medical Membership
Customer Type
Local Group	15,197	15,219	(22)	(0.1)%
Individual	1,898	1,895	3	0.2%
National:
National Accounts	7,847	7,361	486	6.6%
BlueCard®	5,616	5,444	172	3.2%
Total National	13,463	12,805	658	5.1%
Medicare	1,423	1,426	(3)	(0.2)%
Medicaid	6,049	5,622	427	7.6%
FEP	1,572	1,570	2	0.1%
Total Medical Membership by Customer Type	39,602	38,537	1,065	2.8%
Funding Arrangement
Self-Funded	24,572	23,597	975	4.1%
Fully-Insured	15,030	14,940	90	0.6%
Total Medical Membership by Funding Arrangement	39,602	38,537	1,065	2.8%
Reportable Segment
Commercial and Specialty Business	30,558	29,919	639	2.1%
Government Business	9,044	8,618	426	4.9%
Total Medical Membership by Reportable Segment	39,602	38,537	1,065	2.8%
Other Membership & Customers
Life and Disability Members	4,730	4,785	(55)	(1.1)%
Dental Members	5,424	5,161	263	5.1%
Dental Administration Members	5,325	5,303	22	0.4%
Vision Members	5,874	5,503	371	6.7%
Medicare Advantage Part D Members	600	599	1	0.2%
Medicare Part D Standalone Members	353	374	(21)	(5.6)%
Medical Membership (in thousands)
For the twelve months ended March 31, 2016, total medical membership increased 1,065, or 2.8%, primarily due to increases in our National Accounts, Medicaid and BlueCard® membership.
Self-funded medical membership increased 975, or 4.1%, primarily due to increases in our National Accounts and Local Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded administrative service only, or ASO, contracts, and growth in our BlueCard® membership.
Fully-insured membership increased 90, or 0.6%, primarily due to growth in our Medicaid business and increased sales in our Individual business ACA-compliant off- and on-exchange product offerings. These increases were partially offset by lapses in Individual business non-ACA-compliant product offerings, as well as declines in Local Group fully-insured membership, largely driven by attrition and conversions of fully-insured contracts to self-funded ASO contracts.

Local Group membership decreased 22, or 0.1%, primarily due to attrition in our fully insured product offerings resulting from competitive pressures and product mix changes as members moved into Health Care Reform product offerings. These decreases were partially offset by growth in our self-funded Large Group accounts.
Individual membership increased 3, or 0.2%, primarily due to increased sales in ACA-compliant off- and on-exchange product offerings, partially offset by attrition in non-ACA-compliant product offerings.
National Accounts membership increased 486, or 6.6%, primarily due to the implementation of new large multi-state employer group contracts and expansion in existing employer group accounts.
BlueCard® membership increased 172, or 3.2%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 3, or 0.2%, primarily due to Medicare Advantage membership losses as a result of strategic markets exits and lapses in Medicare supplement plans, partially offset by growth in certain existing markets and increased sales in dual-eligible Medicare-Medicaid plans.
Medicaid membership increased 427, or 7.6%, primarily due to new business expansions and organic growth in existing markets.
FEP membership increased 2, or 0.1%, primarily due to higher sales during the open enrollment period.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership decreased 55, or 1.1%, primarily due to higher lapses and in-group change in our Local Group business.
Dental membership increased 263, or 5.1%, primarily due to new sales and growth across various Local Group markets and growth in our Individual business ACA-compliant off- and on-exchange product offerings.
Dental administration membership increased 22, or 0.4%, primarily due to membership expansion under current contracts.
Vision membership increased 371, or 6.7%, primarily due to growth in our ACA-compliant Individual and Local Group businesses and growth in our National accounts.
Medicare Part D standalone membership decreased 21, or 5.6%, primarily due to our product repositioning strategies and select strategic actions in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2016 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2016 cost of care trend estimate in the range of 7.0% to 7.5% is appropriate.
Outpatient and professional utilization has been consistent with prior periods. Inpatient and pharmacy utilization has been lower than in prior periods. Consistent with prior years, provider rate increases are a primary driver of medical cost trends. We continually negotiate with hospitals and physicians to manage these cost trends. We commonly negotiate multi-year contracts with hospitals and physicians, minimizing annual fluctuations in medical cost trend. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Unit cost increases are also a driver of pharmacy cost. High cost Hepatitis C drug therapies also have put upward pressure on pharmacy trend.

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
A number of clinical management initiatives are in place to help mitigate inpatient trend. Focused review efforts continue in key areas, including targeting outlier facilities for length of stay and readmission, and high risk maternity and neonatal intensive care unit cases, as noted below. Additionally, we continue to refine our programs related to readmission management, focused behavioral health readmission reduction and post-discharge follow-up care.

•
Neonatal Intensive Care Unit Focused Review - Collaborative teams focus on developing a comprehensive plan of care and safe and effective discharge planning so that individuals can be released from the Neonatal Intensive Care Unit as soon as medically appropriate.

Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, occupational and physical therapy and many others. Example programs developed to mitigate outpatient costs are as follows:

•
Cancer Care Quality Program - This program, developed in collaboration with our subsidiary, AIM Specialty Health identifies certain cancer treatment pathways selected based upon current medical evidence, peer-reviewed published literature, consensus guidelines and our clinical policies to support oncologists in identifying cancer treatment therapies that are highly effective and provide greater value.

•
Avoidable Emergency Room Visits - This program seeks to help educate members and providers about potentially avoidable emergency room visits. Phone calls and mailings are used to inform members of alternate sites of care, such as primary care physicians, urgent care facilities, and walk-in doctor’s offices that can replace visits to the emergency room in certain situations.

Consolidated Results of Operations
Our consolidated summarized results of operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015	$ Change	% Change
Total operating revenue	$20,309.4	$18,851.4	$1,458.0	7.7%
Net investment income	171.1	167.6	3.5	2.1%
Net realized (losses) gains on investments	(125.1)	46.5	(171.6)	(369.0)%
Other-than-temporary impairment losses on investments	(66.9)	(14.0)	(52.9)	377.9%
Total revenues	20,288.5	19,051.5	1,237.0	6.5%
Benefit expense	15,538.8	14,126.9	1,411.9	10.0%
Selling, general and administrative expense	3,200.2	3,145.2	55.0	1.7%
Other expense[1]	237.5	210.3	27.2	12.9%
Total expenses	18,976.5	17,482.4	1,494.1	8.5%
Income before income tax expense	1,312.0	1,569.1	(257.1)	(16.4)%
Income tax expense	609.0	703.9	(94.9)	(13.5)%
Net income	$703.0	$865.2	$(162.2)	(18.7)%

Average diluted shares outstanding	267.5	280.4	(12.9)	(4.6)%
Diluted net income per share	$2.63	$3.09	$(0.46)	(14.9)%
Benefit expense ratio[2]	81.8%	80.2%		160bp3
Selling, general and administrative expense ratio[4]	15.8%	16.7%		(90)bp3
Income before income taxes as a percentage of total revenue	6.5%	8.2%		(170)bp3
Net income as a percentage of total revenue	3.5%	4.5%		(100)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2016 and 2015 were $18,988.9 and $17,610.5, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Total operating revenue increased $1,458.0, or 7.7%, to $20,309.4 in 2016, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases across our businesses designed to cover overall cost trends and membership increases in our Medicaid and ACA-compliant off- and on-exchange Individual business product offerings. The increase in premiums was partially offset by the declines in fully-insured membership in our Local Group business and lapses in non-ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses.
Net realized (losses) gains on investments decreased $171.6, or 369.0%. For the three months ended March 31, 2016 and 2015, we recognized net realized losses of $125.1 and net realized gains of $46.5, respectively. The change was primarily due to an increase in net realized losses on derivative financial instruments, largely as a result of losses recognized on options entered into to hedge the variability of cash flows in the interest payments on anticipated future financings. The change was further impacted by an increase in net realized losses on sales of fixed maturity securities.

Other-than-temporary impairment losses on investments increased $52.9, or 377.9%, to $66.9 in 2016, primarily due to an increase in impairment losses on energy sector and other fixed maturity securities.
Benefit expense increased $1,411.9, or 10.0%, to $15,538.8 in 2016, primarily due to increased costs as a result of overall cost trends across our businesses, and membership growth in our Medicaid business and ACA-compliant off- and on-exchange Individual business product offerings. The increase in benefit expense was further attributable to the acquisition of Simply Healthcare and the impact of an extra day of claims in the three months ended March 31, 2016. These increases were partially offset by the declines in fully-insured membership in our Local Group business and non-ACA-compliant Individual business product offerings.
Our benefit expense ratio increased 160 basis points to 81.8% in 2016. The increase in the ratio was largely driven by the impact of an extra day of claims in the three months ended March 31, 2016 as associated premiums are recognized ratably throughout the year. The increase was further due to higher medical cost experience in our Medicaid and Individual businesses and membership growth in our Medicaid business, which has a higher benefit expense ratio than our consolidated average. These increases were partially offset by improved medical cost performance in our Medicare business.
Selling, general and administrative expense increased $55.0, or 1.7%, to $3,200.2 in 2016, primarily due to increased associate costs to support our growth in membership and costs incurred associated with the pending acquisition of Cigna. These increases were partially offset by lower administrative costs resulting from expense efficiency initiatives and a decrease in Health Care Reform fees. The decrease in Health Care Reform fees was due to the decrease in the amount assessed upon entities for administration of the transitional reinsurance program and a decrease in our portion of the HIP Fee.
Our selling, general and administrative expense ratio decreased 90 basis points to 15.8% in 2016. The decrease in the ratio was partially due to the rate of increase in operating revenue, which exceeded the rate of the increase in selling, general and administrative expense, primarily as a result of our expense efficiency initiatives. The decrease in the ratio was also due to the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average.
Other expense increased $27.2, or 12.9%, to $237.5 in 2016, primarily due to higher interest expense in 2016 driven by higher outstanding debt balances and the amortization of fees incurred for the bridge facility commitment letter and joinder agreement during the third quarter of 2015 to partially fund the pending acquisition of Cigna.
Income tax expense decreased $94.9, or 13.5%, to $609.0 in 2016. The effective tax rates in 2016 and 2015 were 46.4% and 44.9%, respectively. The decrease in income tax expense was primarily due to decreased income before income tax expense and the decrease to our portion of the HIP Fee. For the three months ended March 31, 2016 and 2015, the HIP Fee resulted in additional income tax expense of $104.1 and $113.3, respectively. The increase in the effective tax rate was primarily due to the discrete tax adjustment in 2016 related to realized investment gains and losses.
Our net income as a percentage of total revenue decreased 100 basis points to 3.5% in 2016 as compared to 2015 as a result of all factors discussed above.
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
The discussion of segment results for the three months ended March 31, 2016 and 2015 presented below is based on operating gain, as described above, and operating margin, another non-GAAP measure, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 14, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31

	2016	2015	$ Change	% Change
Commercial and Specialty Business
Operating revenue	$9,509.8	$9,366.9	$142.9	1.5%
Operating gain	$1,293.0	$1,267.0	$26.0	2.1%
Operating margin	13.6%	13.5%		10bp

Government Business
Operating revenue	$10,793.9	$9,480.1	$1,313.8	13.9%
Operating gain	$325.0	$324.4	$0.6	0.2%
Operating margin	3.0%	3.4%		(40)bp

Other
Operating revenue[1]	$5.7	$4.4	$1.3	29.5%
Operating loss[2]	$(47.6)	$(12.1)	$(35.5)	293.4%

1    Fluctuations not material.
2    Fluctuations primarily a result of changes in unallocated corporate expenses.
Commercial and Specialty Business
Operating revenue increased $142.9 to $9,509.8 in 2016, due, in part, to premium rate increases designed to cover overall cost trends in our Local Group and Individual businesses. The increase in operating revenue was further attributable to membership growth in our ACA-compliant off- and on-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily due to membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses. The increase in operating revenue was partially offset by declines in fully-insured membership in our Local Group business and lapses in non-ACA-compliant Individual business product offerings.
Operating gain increased $26.0, or 2.1%, to $1,293.0 in 2016, primarily due to lower selling, general and administrative expenses resulting from our expense efficiency initiatives. The increase was further attributable to membership growth in our self-funded Local Group and National Accounts businesses. These increases were partially offset by the impact of an extra day of claims in the three months ended March 31, 2016 as associated premiums are recognized ratably throughout the year and higher medical cost experience in our Individual business.
The operating margin in 2016 was 13.6%, a 10 basis point increase over 2015, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,313.8, or 13.9%, to $10,793.9 in 2016. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions and organic growth in existing markets. The increase in operating revenue was also due to rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses. Finally, the acquisition of Simply Healthcare and increased premiums in our FEP business, due to increased benefit utilization and membership, contributed to the increase in operating revenue.
Operating gain increased $0.6, or 0.2%, to $325.0 in 2016, primarily due to improved medical cost performance in our Medicare business and membership growth in our Medicaid business. These increases were partially offset by the impact of an extra day of claims in the three months ended March 31, 2016 and higher medical cost experience in our Medicaid business.
The operating margin in 2016 was 3.0%, a 40 basis point decrease from 2015, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2015 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2015, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2016, our critical accounting policies and estimates have not changed from those described in our 2015 Annual Report on Form 10-K.

New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2016, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.

For additional information regarding our use of capital during the three months ended March 31, 2016, see the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
The table below indicates the change in cash and cash equivalents for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
Cash flows provided by (used in):
Operating activities	$1,304.3	$1,650.5
Investing activities	(1,391.0)	(2,711.6)
Financing activities	(353.2)	311.9
Effect of foreign exchange rates on cash and cash equivalents	2.4	(5.5)
Change in cash and cash equivalents	$(437.5)	$(754.7)
During the three months ended March 31, 2016, net cash flow provided by operating activities was $1,304.3, compared to $1,650.5 for the three months ended March 31, 2015, a decrease of $346.2. This decrease was primarily attributable to an increase in claims payments due to timing of payments and growth in membership. The decrease in operating cash flow was further due to the timing of certain state Medicaid payment receipts. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our business designed to cover overall cost trends. The decrease was further offset by premium receipts from growth in membership and the timing of cash receipts related to the Health Care Reform reinsurance premium stabilization program. A partial payment for the 2015 reinsurance premium stabilization program was received in the first quarter of 2016 while the full payment for the 2014 reinsurance premium stabilization program was received in the third quarter of 2015.
Net cash flow used in investing activities was $1,391.0 during the three months ended March 31, 2016, compared to $2,711.6 during the three months ended March 31, 2015. The decrease in cash flow used in investing activities of $1,320.6 was due, in part, to a decrease in cash used for the purchase of subsidiaries, as net cash used in investing activities during the three months ended March 31, 2015 included the purchase of Simply Healthcare while there were no purchases of subsidiaries during the three months ended March 31, 2016. The decrease was further attributable to changes in securities lending collateral and a decrease in net purchases of investments.
Net cash flow used in financing activities was $353.2 during the three months ended March 31, 2016, compared to net cash flow provided by financing activities of $311.9 during the three months ended March 31, 2015. The change in cash flow from financing activities of $665.1 primarily resulted from changes in commercial paper borrowings, changes in securities lending payable, collateral paid on debt-related derivatives in 2016 and a decrease in proceeds from the issuance of common stock under our employee stock plans. These changes were partially offset by a decrease in common stock repurchases, as we did not repurchase common stock during the three months ended March 31, 2016.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $24,260.4 at March 31, 2016. Since December 31, 2015, total cash, cash equivalents and investments, including long-term investments, increased by $1,135.7 primarily due to cash generated from operations, an increase in securities lending payable and proceeds from the issuance of common stock under our employee stock plans. These increases were partially offset by collateral paid on debt-related derivatives, cash dividends paid to shareholders, an increase in securities lending collateral, purchases of property and equipment, a decrease in bank overdrafts, and net repayments of commercial paper borrowings.
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
At March 31, 2016, we held $2,185.4 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.2% and 40.8% as of March 31, 2016 and December 31, 2015, respectively. We expect that our pro forma debt-to-capital ratio will approximate 49% at the end of 2016 following the closing of the acquisition of Cigna, and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing.
Our senior debt is rated “A” by Standard & Poor’s, “BBB” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. Following the announcement of the Merger Agreement, each of these rating agencies placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade, however, we intend to maintain our senior debt investment grade ratings.  If our credit ratings are downgraded, our business, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
For additional information relating to our borrowing activities, see Note 9, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Future Sources and Uses of Liquidity
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement and a term loan facility to finance a portion of the pending acquisition of Cigna. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the "Overview" section included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Note 3, “Business Acquisitions - Pending Acquisition of Cigna Corporation" included in Part I, Item 1 of this Form 10-Q.
We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries, financing the acquisition of Cigna and other possible acquisitions or business expansions.
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
For additional information regarding our sources and uses of capital at March 31, 2016, see Note 3, “Business Acquisitions” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.

Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facility, bridge facility, term loan facility and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2015 Annual Report on Form 10-K other than an increase in derivative contract obligations and repayment of commercial paper borrowings. For additional information regarding our estimated contractual obligations and commitments, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions;” Note 5, "Derivative Financial Instruments;" Note 9, “Debt;” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 10, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2015, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information," in our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.

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
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2015 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2016, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2016 to January 31, 2016	12,619	$136.53	—	$4,175.9
February 1, 2016 to February 29, 2016	3,151	129.27	—	4,175.9
March 1, 2016 to March 31, 2016	402,207	132.65	—	4,175.9
	417,977		—

1
Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. There were no share repurchases under the common stock repurchase program during the three months ended March 31, 2016. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

ANTHEM, INC. Registrant

Date: April 27, 2016	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 27, 2016	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number			Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended effective December 2, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014.

3.2		By-Laws of the Company, as amended February 18, 2016, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 23, 2016.

4.6
Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(m)	Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014.

		(n)	Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2014.

		(o)	Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Performance Share Award Agreement for 2014.

		(p)	Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015.

		(q)	Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2015.

		(r)	Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Performance Stock Unit Award Agreement for 2015.

		(s)	Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2016.

		(t)	Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2016.

		(u)	Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2016.

10.4	*	(a)	First Amendment, dated March 9, 2016, to Executive Agreement Plan.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.