Form 10-Q
period 2016-06-30
Anthem, Inc.
filed 2016-07-27
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 14, 2016
Common Stock, $0.01 par value	263,171,006 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,582.7	$2,113.5
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,957.7 and $16,950.0)	18,563.2	16,920.0
Equity securities (cost of $1,304.0 and $1,055.8)	1,633.5	1,441.8
Other invested assets, current	18.8	19.1
Accrued investment income	168.7	170.8
Premium and self-funded receivables	5,260.9	4,602.8
Other receivables	2,125.2	2,421.4
Income taxes receivable	9.0	316.6
Securities lending collateral	1,512.4	1,300.4
Other current assets	2,083.3	1,555.7
Total current assets	32,957.7	30,862.1
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $493.2 and $550.4)	512.0	558.2
Equity securities (cost of $27.1 and $27.3)	30.9	31.0
Other invested assets, long-term	2,088.1	2,041.1
Property and equipment, net	1,989.8	2,019.8
Goodwill	17,562.2	17,562.2
Other intangible assets	8,059.7	8,158.0
Other noncurrent assets	862.2	485.4
Total assets	$64,062.6	$61,717.8

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,498.6	$7,569.8
Reserves for future policy benefits	69.5	71.9
Other policyholder liabilities	2,390.8	2,256.5
Total policy liabilities	9,958.9	9,898.2
Unearned income	832.8	1,145.5
Accounts payable and accrued expenses	4,272.2	3,318.8
Security trades pending payable	110.9	73.1
Securities lending payable	1,512.0	1,300.9
Short-term borrowings	440.0	540.0
Current portion of long-term debt	927.9	—
Other current liabilities	2,762.1	2,816.1
Total current liabilities	20,816.8	19,092.6
Long-term debt, less current portion	14,202.4	15,324.5
Reserves for future policy benefits, noncurrent	625.1	631.7
Deferred tax liabilities, net	2,704.9	2,630.6
Other noncurrent liabilities	1,479.8	994.3
Total liabilities	39,829.0	38,673.7

Commitment and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 263,153,816 and 261,238,188	2.6	2.6
Additional paid-in capital	8,677.5	8,555.6
Retained earnings	15,918.4	14,778.5
Accumulated other comprehensive loss	(364.9)	(292.6)
Total shareholders’ equity	24,233.6	23,044.1
Total liabilities and shareholders’ equity	$64,062.6	$61,717.8

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2016	2015	2016	2015
Revenues
Premiums	$19,948.0	$18,516.3	$38,936.9	$36,126.8
Administrative fees	1,315.8	1,229.5	2,626.8	2,456.6
Other revenue	10.7	12.5	20.2	26.3
Total operating revenue	21,274.5	19,758.3	41,583.9	38,609.7
Net investment income	194.9	186.7	366.0	354.3
Net realized gains (losses) on financial instruments	12.5	92.3	(112.6)	138.8
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(33.8)	(26.2)	(119.0)	(41.6)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	8.1	4.4	26.4	5.8
Other-than-temporary impairment losses recognized in income	(25.7)	(21.8)	(92.6)	(35.8)
Total revenues	21,456.2	20,015.5	41,744.7	39,067.0
Expenses
Benefit expense	16,805.2	15,205.4	32,344.0	29,332.3
Selling, general and administrative expense:
Selling expense	351.5	363.8	701.4	732.0
General and administrative expense	2,617.6	2,677.0	5,467.9	5,454.0
Total selling, general and administrative expense	2,969.1	3,040.8	6,169.3	6,186.0
Interest expense	185.7	154.1	372.8	308.5
Amortization of other intangible assets	47.9	60.1	98.3	112.6
(Gain) loss on extinguishment of debt	—	(2.9)	—	0.5
Total expenses	20,007.9	18,457.5	38,984.4	35,939.9
Income before income tax expense	1,448.3	1,558.0	2,760.3	3,127.1
Income tax expense	667.7	698.9	1,276.7	1,402.8
Net income	$780.6	$859.1	$1,483.6	$1,724.3
Net income per share
Basic	$2.97	$3.27	$5.65	$6.51
Diluted	$2.91	$3.13	$5.54	$6.22
Dividends per share	$0.650	$0.625	$1.300	$1.250

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2016	2015	2016	2015
Net income	$780.6	$859.1	$1,483.6	$1,724.3
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	209.8	(241.2)	382.1	(180.8)
Change in non-credit component of other-than-temporary impairment losses on investments	(5.4)	(2.8)	(7.1)	0.7
Change in net unrealized losses on cash flow hedges	(190.0)	0.9	(455.5)	1.8
Change in net periodic pension and postretirement costs	3.8	4.9	7.6	9.6
Foreign currency translation adjustments	(0.7)	0.7	0.6	(2.8)
Other comprehensive income (loss)	17.5	(237.5)	(72.3)	(171.5)
Total comprehensive income	$798.1	$621.6	$1,411.3	$1,552.8

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2016	2015
Operating activities
Net income	$1,483.6	$1,724.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on financial instruments	112.6	(138.8)
Other-than-temporary impairment losses recognized in income	92.6	35.8
Loss on extinguishment of debt	—	0.5
Loss on disposal of assets	0.6	1.2
Deferred income taxes	99.7	47.5
Amortization, net of accretion	399.4	655.5
Depreciation expense	51.7	50.3
Share-based compensation	82.4	68.6
Excess tax benefits from share-based compensation	(46.0)	(89.0)
Changes in operating assets and liabilities:
Receivables, net	(332.8)	(318.5)
Other invested assets	(13.2)	(4.0)
Other assets	(284.5)	(388.9)
Policy liabilities	54.1	278.8
Unearned income	(312.7)	(161.1)
Accounts payable and accrued expenses	280.0	231.1
Other liabilities	(17.1)	488.1
Income taxes	338.2	347.9
Other, net	(22.3)	(5.8)
Net cash provided by operating activities	1,966.3	2,823.5
Investing activities
Purchases of fixed maturity securities	(5,509.3)	(5,530.6)
Proceeds from fixed maturity securities:
Sales	4,246.3	4,371.6
Maturities, calls and redemptions	590.5	664.9
Purchases of equity securities	(1,032.3)	(1,389.5)
Proceeds from sales of equity securities	486.4	1,085.9
Purchases of other invested assets	(261.1)	(161.1)
Proceeds from sales of other invested assets	219.4	38.3
Change in collateral and settlements of non-hedging derivatives	14.7	(32.0)
Changes in securities lending collateral	(211.2)	(202.9)
Purchase of subsidiary, net of cash acquired	—	(641.6)
Purchases of property and equipment	(251.2)	(229.7)
Net cash used in investing activities	(1,707.8)	(2,026.7)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(225.2)	697.4
Proceeds from long-term borrowings	—	1,228.7
Repayments of long-term borrowings	—	(1,930.0)
Proceeds from short-term borrowings	1,420.0	2,120.0
Repayments of short-term borrowings	(1,520.0)	(1,980.0)
Changes in securities lending payable	211.1	202.9
Changes in bank overdrafts	15.2	(233.1)
Premiums paid on equity call options	—	(16.6)
Proceeds from sale of put options	—	16.5
Repurchase and retirement of common stock	—	(1,410.6)
Change in collateral and settlements of debt-related derivatives	(467.5)	—
Cash dividends	(341.6)	(330.5)
Proceeds from issuance of common stock under employee stock plans	71.7	155.2
Excess tax benefits from share-based compensation	46.0	89.0
Net cash used in financing activities	(790.3)	(1,391.1)
Effect of foreign exchange rates on cash and cash equivalents	1.0	(4.4)
Change in cash and cash equivalents	(530.8)	(598.7)
Cash and cash equivalents at beginning of period	2,113.5	2,151.7
Cash and cash equivalents at end of period	$1,582.7	$1,553.0

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2016	261.2	$2.6	$8,555.6	$14,778.5	$(292.6)	$23,044.1
Net income	—	—	—	1,483.6	—	1,483.6
Other comprehensive loss	—	—	—	—	(72.3)	(72.3)
Dividends and dividend equivalents	—	—	—	(343.7)	—	(343.7)
Issuance of common stock under employee stock plans, net of related tax benefits	2.0	—	121.6	—	—	121.6
Equity Units issuance costs adjustment	—	—	0.3	—	—	0.3
June 30, 2016	263.2	$2.6	$8,677.5	$15,918.4	$(364.9)	$24,233.6

January 1, 2015	268.1	$2.7	$10,062.3	$14,014.4	$171.9	$24,251.3
Net income	—	—	—	1,724.3	—	1,724.3
Other comprehensive loss	—	—	—	—	(171.5)	(171.5)
Premiums paid on equity options	—	—	(16.6)	—	—	(16.6)
Repurchase and retirement of common stock	(9.7)	(0.1)	(357.7)	(1,052.8)	—	(1,410.6)
Dividends and dividend equivalents	—	—	—	(333.7)	—	(333.7)
Issuance of common stock under employee stock plans, net of related tax benefits	3.2	—	193.9	—	—	193.9
Convertible debenture repurchases and conversions	—	—	(1,043.6)	—	—	(1,043.6)
Equity Units contract payments and issuance costs	—	—	(130.9)	—	—	(130.9)
June 30, 2015	261.6	$2.6	$8,707.4	$14,352.2	$0.4	$23,062.6

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2016
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “Anthem” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 39.8 medical members through our affiliated health plans as of June 30, 2016. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program, or FEP.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2015 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 have been recorded. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.
Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At June 30, 2016 and December 31, 2015, we held $174.3 and $122.6, respectively, of customer funds with an offsetting liability in other current liabilities.
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
Recent Accounting Guidance Not Yet Adopted: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the effects the adoption of ASU 2016-13 will have on our consolidated financial statements, results of operations and cash flows.
In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08,

Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These amendments provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact that these standards will have on our results of operations, cash flows, consolidated financial position and related disclosures.
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
On July 21, 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia seeking to block the Acquisition. We intend to vigorously defend the Acquisition in this litigation and remain committed to completing the Acquisition as soon as practicable. Though the Merger Agreement provides that the closing of the Acquisition occur by January 31, 2017, this date can be extended to April 30, 2017 by either us or Cigna through written notice to the other party if all conditions to the merger have been satisfied except for the receipt of regulatory approvals and other governmental consents. If the Merger Agreement is terminated because the required regulatory approvals cannot be obtained, under certain conditions, we would be obligated to pay a $1,850.0 termination fee to Cigna.
Acquisition of Simply Healthcare
On February 17, 2015, we completed our acquisition of Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in Florida. The excess of the consideration transferred over the fair value of net assets acquired resulted in non-tax-deductible goodwill of $474.7 at December 31, 2015. There were no additional measurement period adjustments to the provisional amounts recorded at December 31, 2015. The results of operations of Simply Healthcare are included in our consolidated financial statements within our Government Business segment for the periods following February 17, 2015.

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $25.7 and $21.8 for the three months ended June 30, 2016 and 2015, respectively. Other-than-temporary impairment losses recognized in income totaled $92.6 and $35.8 for the six months ended June 30, 2016 and 2015, respectively. There were no individually significant other-than-temporary impairment losses on investments during the three and six months ended June 30, 2016 and 2015. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at June 30, 2016 and December 31, 2015 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
June 30, 2016
Fixed maturity securities:
United States Government securities	$414.4	$14.0	$—	$—	$428.4	$—
Government sponsored securities	49.8	1.2	—	—	51.0	—
States, municipalities and political subdivisions, tax-exempt	5,924.6	410.0	(0.4)	(4.5)	6,329.7	—
Corporate securities	9,152.2	256.3	(29.8)	(68.8)	9,309.9	(26.4)
Residential mortgage-backed securities	1,835.4	57.3	(1.8)	(4.8)	1,886.1	—
Commercial mortgage-backed securities	330.5	3.8	(0.6)	(3.1)	330.6	—
Other debt securities	744.0	4.2	(3.5)	(5.2)	739.5	—
Total fixed maturity securities	18,450.9	746.8	(36.1)	(86.4)	19,075.2	$(26.4)
Equity securities	1,331.1	352.2	(18.9)	—	1,664.4
Total investments, available-for-sale	$19,782.0	$1,099.0	$(55.0)	$(86.4)	$20,739.6
December 31, 2015
Fixed maturity securities:
United States Government securities	$349.5	$2.0	$(1.6)	$—	$349.9	$—
Government sponsored securities	75.6	0.5	(0.1)	(0.1)	75.9	—
States, municipalities and political subdivisions, tax-exempt	5,976.7	284.1	(4.0)	(5.2)	6,251.6	—
Corporate securities	8,209.7	61.1	(267.2)	(110.5)	7,893.1	(15.4)
Residential mortgage-backed securities	1,724.5	41.2	(7.6)	(7.2)	1,750.9	—
Commercial mortgage-backed securities	407.6	1.4	(4.3)	(0.4)	404.3	—
Other debt securities	756.8	4.1	(5.8)	(2.6)	752.5	—
Total fixed maturity securities	17,500.4	394.4	(290.6)	(126.0)	17,478.2	$(15.4)
Equity securities	1,083.1	420.6	(30.9)	—	1,472.8
Total investments, available-for-sale	$18,583.5	$815.0	$(321.5)	$(126.0)	$18,951.0
At June 30, 2016 and December 31, 2015, we held $765.7 and $777.2, respectively, of energy sector fixed maturity securities within our available-for-sale investment portfolio. These energy sector securities had accumulated net unrealized losses at June 30, 2016 and December 31, 2015 of $0.3 and $172.0, respectively.

For available-for-sale securities in an unrealized loss position at June 30, 2016 and December 31, 2015, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2016
Fixed maturity securities:
United States Government securities	7	$18.8	$—	—	$—	$—
Government sponsored securities	—	—	—	1	1.1	—
States, municipalities and political subdivisions, tax-exempt	38	69.6	(0.4)	55	115.0	(4.5)
Corporate securities	726	927.2	(29.8)	450	985.2	(68.8)
Residential mortgage-backed securities	81	107.2	(1.8)	122	191.7	(4.8)
Commercial mortgage-backed securities	24	89.1	(0.6)	26	61.5	(3.1)
Other debt securities	82	221.5	(3.5)	72	227.5	(5.2)
Total fixed maturity securities	958	1,433.4	(36.1)	726	1,582.0	(86.4)
Equity securities	771	172.6	(18.9)	2	—	—
Total fixed maturity and equity securities	1,729	$1,606.0	$(55.0)	728	$1,582.0	$(86.4)
December 31, 2015
Fixed maturity securities:
United States Government securities	48	$248.4	$(1.6)	2	$0.9	$—
Government sponsored securities	13	18.3	(0.1)	6	8.2	(0.1)
States, municipalities and political subdivisions, tax-exempt	198	467.8	(4.0)	43	83.0	(5.2)
Corporate securities	2,492	4,912.3	(267.2)	372	447.0	(110.5)
Residential mortgage-backed securities	298	668.3	(7.6)	119	186.3	(7.2)
Commercial mortgage-backed securities	66	263.0	(4.3)	17	38.5	(0.4)
Other debt securities	153	488.2	(5.8)	28	77.0	(2.6)
Total fixed maturity securities	3,268	7,066.3	(290.6)	587	840.9	(126.0)
Equity securities	792	261.1	(30.9)	—	—	—
Total fixed maturity and equity securities	4,060	$7,327.4	$(321.5)	587	$840.9	$(126.0)
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$340.8	$342.6
Due after one year through five years	4,789.5	4,862.3
Due after five years through ten years	5,482.4	5,714.2
Due after ten years	5,672.3	5,939.4
Mortgage-backed securities	2,165.9	2,216.7
Total available-for-sale fixed maturity securities	$18,450.9	$19,075.2

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Proceeds	$2,480.5	$3,234.8	$5,542.6	$6,160.7
Gross realized gains	108.4	148.4	229.8	282.1
Gross realized losses	(31.0)	(56.1)	(123.7)	(143.3)
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
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,512.0 and $1,300.9 at June 30, 2016 and December 31, 2015, respectively. The value of the collateral represented 103% of the market value of the securities on loan at June 30, 2016 and December 31, 2015. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported as “Securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.
The remaining contractual maturity of our securities lending agreements at June 30, 2016 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$26.7	$17.7	$12.6	$83.1	$140.1
Corporate securities	861.8	—	—	—	861.8
Equity securities	307.4	—	1.5	0.1	309.0
Other debt securities	201.1	—	—	—	201.1
Total	$1,397.0	$17.7	$14.1	$83.2	$1,512.0
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
We primarily invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At June 30, 2016, we had posted collateral of $438.0 and received collateral of $42.1 related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at June 30, 2016 and December 31, 2015 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
June 30, 2016
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$27.8	$—
Interest rate swaps - forward starting pay fixed	5,350.0	Other assets/other liabilities	—	(778.8)
Subtotal hedging	6,735.0	Subtotal hedging	27.8	(778.8)

Non-hedging instruments
Interest rate swaps	299.5	Equity securities	—	(25.4)
Options	17,632.5	Other assets/other liabilities	203.7	(298.4)
Futures	127.9	Equity securities	1.7	(3.4)
Subtotal non-hedging	18,059.9	Subtotal non-hedging	205.4	(327.2)
Total derivatives	$24,794.9	Total derivatives	233.2	(1,106.0)
		Amounts netted	(104.1)	104.1
		Net derivatives	$129.1	$(1,001.9)

December 31, 2015
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$7.0	$(0.8)
Interest rate swaps - forward starting pay fixed	4,650.0	Other assets/other liabilities	15.7	(90.9)
Subtotal hedging	6,035.0	Subtotal hedging	22.7	(91.7)

Non-hedging instruments
Interest rate swaps	271.7	Equity securities	1.2	(6.0)
Options	16,917.4	Other assets/other liabilities	305.7	(332.1)
Futures	152.0	Equity securities	0.1	(0.2)
Subtotal non-hedging	17,341.1	Subtotal non-hedging	307.0	(338.3)
Total derivatives	$23,376.1	Total derivatives	329.7	(430.0)
		Amounts netted	(170.6)	170.6
		Net derivatives	$159.1	$(259.4)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at June 30, 2016 and December 31, 2015 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		June 30, 2016	December 31, 2015
Interest rate swap	2015	$200.0	$200.0	4.350%	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	200.0	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,385.0	$1,385.0
A summary of the effect of fair value hedges on our income statement for the three and six months ended June 30, 2016 and 2015 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
Three months ended June 30, 2016
Interest rate swaps	Interest expense	$2.2	Fixed rate debt	Interest expense	$(2.2)
Three months ended June 30, 2015
Interest rate swaps	Interest expense	$3.0	Fixed rate debt	Interest expense	$(3.0)
Six months ended June 30, 2016
Interest rate swaps	Interest expense	$4.6	Fixed rate debt	Interest expense	$(4.6)
Six months ended June 30, 2015
Interest rate swaps	Interest expense	$5.8	Fixed rate debt	Interest expense	$(5.8)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings beginning in 2017. We had $5,350.0 and $4,650.0 in notional amount outstanding under these swaps at June 30, 2016 and December 31, 2015, respectively. The unrecognized loss for all outstanding and terminated cash flow hedges included in accumulated other comprehensive income, net of tax, was $536.6 and $81.1 at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $27.6.

A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30, 2016 and 2015 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive (Loss) Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Three months ended June 30, 2016
Forward starting pay fixed swaps	$(293.8)	Interest expense	$(1.5)	None	$—
Three months ended June 30, 2015
Forward starting pay fixed swaps	$—	Interest expense	$(1.3)	None	$—
Six months ended June 30, 2016
Forward starting pay fixed swaps	$(703.6)	Interest expense	$(2.9)	None	$—
Six months ended June 30, 2015
Forward starting pay fixed swaps	$—	Interest expense	$(2.7)	None	$—
We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our income statement for the three and six months ended June 30, 2016 and 2015 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Three months ended June 30, 2016
Interest rate swaps	Net realized (losses) gains on financial instruments	$(9.4)
Options	Net realized (losses) gains on financial instruments	(53.7)
Futures	Net realized (losses) gains on financial instruments	(1.8)
Total		$(64.9)
Three months ended June 30, 2015
Derivatives embedded in convertible fixed maturity securities	Net realized (losses) gains on financial instruments	$0.7
Interest rate swaps	Net realized (losses) gains on financial instruments	7.7
Options	Net realized (losses) gains on financial instruments	9.2
Futures	Net realized (losses) gains on financial instruments	4.5
Total		$22.1
Six months ended June 30, 2016
Interest rate swaps	Net realized (losses) gains on financial instruments	$(26.3)
Options	Net realized (losses) gains on financial instruments	(190.1)
Futures	Net realized (losses) gains on financial instruments	(2.3)
Total		$(218.7)
Six months ended June 30, 2015
Derivatives embedded in convertible fixed maturity securities	Net realized (losses) gains on financial instruments	$(22.3)
Interest rate swaps	Net realized (losses) gains on financial instruments	3.1
Options	Net realized (losses) gains on financial instruments	16.4
Futures	Net realized (losses) gains on financial instruments	2.9
Total		$0.1

6.	Fair Value
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level I securities include United States Government securities, certain corporate securities and certain other asset-backed securities. Level II securities include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, government sponsored securities and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 is as follows:

	Level I	Level II	Level III	Total
June 30, 2016
Assets:
Cash equivalents	$598.2	$—	$—	$598.2
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	428.4	—	—	428.4
Government sponsored securities	—	51.0	—	51.0
States, municipalities and political subdivisions, tax-exempt	—	6,329.7	—	6,329.7
Corporate securities	244.0	8,857.8	208.1	9,309.9
Residential mortgage-backed securities	—	1,884.5	1.6	1,886.1
Commercial mortgage-backed securities	—	330.6	—	330.6
Other debt securities	53.5	653.7	32.3	739.5
Total fixed maturity securities	725.9	18,107.3	242.0	19,075.2
Equity securities	1,401.3	97.4	165.7	1,664.4
Other invested assets, current	18.8	—	—	18.8
Securities lending collateral	821.2	691.2	—	1,512.4
Derivatives (reported with other assets)	—	233.2	—	233.2
Total assets	$3,565.4	$19,129.1	$407.7	$23,102.2
Liabilities:
Derivatives (reported with other liabilities)	$—	$(1,106.0)	$—	$(1,106.0)
Total liabilities	$—	$(1,106.0)	$—	$(1,106.0)

December 31, 2015
Assets:
Cash equivalents	$701.0	$—	$—	$701.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	349.9	—	—	349.9
Government sponsored securities	—	75.9	—	75.9
States, municipalities and political subdivisions, tax-exempt	—	6,251.6	—	6,251.6
Corporate securities	77.6	7,629.3	186.2	7,893.1
Residential mortgage-backed securities	—	1,750.9	—	1,750.9
Commercial mortgage-backed securities	—	402.4	1.9	404.3
Other debt securities	55.7	671.2	25.6	752.5
Total fixed maturity securities	483.2	16,781.3	213.7	17,478.2
Equity securities	1,253.8	116.9	102.1	1,472.8
Other invested assets, current	19.1	—	—	19.1
Securities lending collateral	708.1	592.3	—	1,300.4
Derivatives (reported with other assets)	—	329.7	—	329.7
Total assets	$3,165.2	$17,820.2	$315.8	$21,301.2
Liabilities:
Derivatives (reported with other liabilities)	$—	$(430.0)	$—	$(430.0)
Total liabilities	$—	$(430.0)	$—	$(430.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2016 and 2015 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Three months ended June 30, 2016
Beginning balance at April 1, 2016	$232.2	$—	$—	$34.8	$144.5	$411.5
Total gains (losses):
Recognized in net income	(0.7)	—	—	—	—	(0.7)
Recognized in accumulated other comprehensive income	0.2	—	—	0.1	1.2	1.5
Purchases	33.9	—	—	—	28.1	62.0
Sales	(0.8)	—	—	—	(8.1)	(8.9)
Settlements	(10.3)	—	—	—	—	(10.3)
Transfers into Level III	0.6	1.6	—	7.6	—	9.8
Transfers out of Level III	(47.0)	—	—	(10.2)	—	(57.2)
Ending balance at June 30, 2016	$208.1	$1.6	$—	$32.3	$165.7	$407.7
Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2016	$(0.1)	$—	$—	$—	$—	$(0.1)

Three months ended June 30, 2015
Beginning balance at April 1, 2015	$165.5	$—	$3.2	$2.6	$51.8	$223.1
Total gains (losses):
Recognized in net income	(0.8)	—	—	—	(0.4)	(1.2)
Recognized in accumulated other comprehensive income	1.4	—	—	—	(0.4)	1.0
Purchases	57.2	—	—	3.7	4.3	65.2
Sales	(4.1)	—	—	—	(1.2)	(5.3)
Settlements	(11.3)	—	(0.4)	—	—	(11.7)
Transfers into Level III	4.2	—	—	—	—	4.2
Transfers out of Level III	(19.7)	—	—	—	—	(19.7)
Ending balance at June 30, 2015	$192.4	$—	$2.8	$6.3	$54.1	$255.6
Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2015	$—	$—	$—	$—	$(0.2)	$(0.2)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2016 and 2015 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Six Months Ended June 30, 2016
Beginning balance at January 1, 2016	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Total (losses) gains:
Recognized in net income	(1.6)	—	—	—	2.2	0.6
Recognized in accumulated other comprehensive income	(1.3)	—	—	(0.3)	(0.4)	(2.0)
Purchases	91.9	—	—	—	72.3	164.2
Sales	(1.8)	—	—	—	(10.5)	(12.3)
Settlements	(21.2)	—	—	—	—	(21.2)
Transfers into Level III	2.9	1.6	—	17.2	—	21.7
Transfers out of Level III	(47.0)	—	(1.9)	(10.2)	—	(59.1)
Ending balance at June 30, 2016	$208.1	$1.6	$—	$32.3	$165.7	$407.7
Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2016	$(1.8)	$—	$—	$—	$—	$(1.8)

Six Months Ended June 30, 2015
Beginning balance at January 1, 2015	$144.6	$—	$3.3	$6.6	$48.3	$202.8
Total gains (losses):
Recognized in net income	(1.0)	—	—	0.2	(1.2)	(2.0)
Recognized in accumulated other comprehensive income	3.0	—	—	(0.2)	0.9	3.7
Purchases	89.6	—	—	3.7	11.8	105.1
Sales	(4.1)	—	—	(0.9)	(5.7)	(10.7)
Settlements	(24.9)	—	(0.5)	(0.1)	—	(25.5)
Transfers into Level III	4.9	—	—	—	—	4.9
Transfers out of Level III	(19.7)	—	—	(3.0)	—	(22.7)
Ending balance at June 30, 2015	$192.4	$—	$2.8	$6.3	$54.1	$255.6
Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2015	$(0.6)	$—	$—	$—	$(1.0)	$(1.6)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three and six months ended June 30, 2016 or 2015.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Simply Healthcare on February 17, 2015. The values of net assets acquired in our acquisition of Simply Healthcare and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Simply Healthcare's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Simply Healthcare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Simply Healthcare described above, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2016 or 2015.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2016 or 2015.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2016 and December 31, 2015 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2016
Assets:
Other invested assets, long-term	$2,088.1	$—	$—	$2,088.1	$2,088.1
Liabilities:
Debt:
Short-term borrowings	440.0	—	440.0	—	440.0
Commercial paper	457.0	—	457.0	—	457.0
Notes	14,340.9	—	15,295.6	—	15,295.6
Convertible debentures	332.4	—	934.8	—	934.8

December 31, 2015
Assets:
Other invested assets, long-term	$2,041.1	$—	$—	$2,041.1	$2,041.1
Liabilities:
Debt:
Short-term borrowings	540.0	—	540.0	—	540.0
Commercial paper	682.2	—	682.2	—	682.2
Notes	14,311.6	—	14,523.2	—	14,523.2
Convertible debentures	330.7	—	980.1	—	980.1

7.	Income Taxes
During the three months ended June 30, 2016 and 2015, we recognized income tax expense of $667.7 and $698.9, respectively, which represents effective tax rates of 46.1% and 44.9%, respectively. The decrease in income tax expense was primarily due to decreased income before income tax expense and the decrease in our portion of the non-tax deductible Health Insurance Provider Fee, or HIP Fee. For the three months ended June 30, 2016 and 2015, the HIP Fee resulted in additional income tax expense of $104.1 and $114.2, respectively. The decrease in income tax expense was partially offset by an increase in our California deferred state tax expense resulting from recent California legislation related to Managed Care Organizations. The increase in the effective income tax rate was primarily due to the discrete tax adjustments from an increase in deferred state tax expense.
During the six months ended June 30, 2016 and 2015, we recognized income tax expense of $1,276.7 and $1,402.8, respectively, which represents effective tax rates of 46.3% and 44.9%, respectively. The decrease in income tax expense was primarily due to decreased income before income tax expense and the decrease in our portion of the non-tax deductible HIP Fee. For the six months ended June 30, 2016 and 2015, the HIP Fee resulted in additional income tax expense of $208.2 and $227.5, respectively. The decrease in income tax expense was partially offset by an increase in our California deferred state tax expense resulting from recent California legislation related to Managed Care Organizations. The increase in the effective tax rate was primarily due to the discrete tax adjustments from net realized losses on financial instruments, largely as a result of losses recognized on options entered into to economically hedge the variability of cash flows in the interest payments on anticipated future financings, and an increase in deferred state tax expense.

8.	Retirement Benefits
The components of net periodic (benefit credit) benefit cost included in the consolidated statements of income for the three months ended June 30, 2016 and 2015 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2016	2015	2016	2015
Service cost	$2.9	$3.3	$0.4	$0.6
Interest cost	17.3	17.1	5.6	5.8
Expected return on assets	(36.7)	(35.9)	(5.6)	(5.9)
Recognized actuarial loss	4.3	6.5	3.1	3.8
Settlement loss	3.2	1.7	—	—
Amortization of prior service credit	(0.1)	(0.2)	(3.4)	(3.6)
Net periodic (benefit credit) benefit cost	$(9.1)	$(7.5)	$0.1	$0.7
The components of net periodic (benefit credit) benefit cost included in the consolidated statements of income for the six months ended June 30, 2016 and 2015 are as follows:

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$5.7	$6.6	$0.8	$1.1
Interest cost	34.6	34.1	11.2	11.7
Expected return on assets	(73.4)	(71.6)	(11.2)	(11.8)
Recognized actuarial loss	8.7	12.9	6.2	7.6
Settlement loss	5.6	3.0	—	—
Amortization of prior service credit	(0.2)	(0.4)	(6.9)	(7.2)
Net periodic (benefit credit) benefit cost	$(19.0)	$(15.4)	$0.1	$1.4
For the year ending December 31, 2016, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the six months ended June 30, 2016 or 2015.

9.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2016, we had $13,079.0 outstanding under these notes.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.7269 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.7269 per share but greater than $143.8109 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.8109, the settlement rate will be 0.3477 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the re-marketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At June 30, 2016, the present value of the stock purchase contract liability was $82.3 and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part the contract adjustment payments but not beyond the contract settlement date and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date. At June 30, 2016, we have $1,237.0 outstanding under these RSNs.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at June 30, 2016.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the three or six months ended June 30, 2016.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2016, we had $457.0 outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at June 30, 2016 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$513.4
Unamortized debt discount	$175.2
Net debt carrying amount	$332.4
Equity component carrying amount	$186.1
Conversion rate (shares of common stock per $1,000 of principal amount)	13.5624
Effective conversion price (per $1,000 of principal amount)	$73.7326
We have $440.0 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at June 30, 2016 with fixed interest rates of 0.428%.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending Acquisition of Cigna. We paid $106.6 in fees in connection with the bridge facility which were capitalized in other current assets and are amortized as interest expense over the term of the facility. We recorded $31.5 and $63.1 of amortization of the bridge facility fees during the three and six months ended June 30, 2016, respectively. The commitment of the lenders to provide the bridge facility and term loan facility is subject to several conditions, including the completion of the Acquisition. For additional information, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions.”
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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance. The lawsuit names Anthem Insurance as well as Anthem, Inc. and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. Anthem Insurance’s 2001 Plan of Conversion, or the Plan, provided for the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, Anthem Insurance distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that Anthem Insurance distributed value to the wrong ESMs. A trial on liability was held in October 2014. In June 2015, the court entered judgment for Anthem Insurance on all issues, finding that (i) Anthem Insurance correctly determined the State of Connecticut to be an ESM, not Plaintiffs; (ii) Anthem Insurance acted in good faith in making this determination, while Plaintiffs failed to present sufficient evidence to override a presumption that Anthem Insurance’s ESM determination was correct; and (iii) Plaintiffs failed to prove the breach of any contractual obligation. In July 2015, Plaintiffs filed a notice of appeal from the judgment entered for Anthem Insurance. In December 2015, the Connecticut Supreme Court decided it would hear the appeal directly rather than the appeal going to the intermediate appellate court. A date for argument has not been set. We intend to vigorously seek the affirmation of the trial court's judgment; however, the suit's ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. (n/k/a Anthem, Inc.) Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We filed motions to dismiss in response to each of those amended complaints, which were granted in part and denied in part. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013 seeking six different classes. Following oral argument, the court denied the plaintiffs' motion for class certification in late 2014. The California subscriber plaintiffs filed a motion for leave to file a renewed motion for class certification with more narrowly defined proposed classes, which the court denied. All but two of the individually named subscribers and all of the providers and medical associations dismissed their claims with prejudice. We filed a motion for summary judgment in March 2016, and a motion for summary judgment was also filed by one of the remaining individual plaintiffs. In July 2016, the court denied plaintiffs' motion and granted our motion for summary judgment on all remaining claims. We intend to vigorously defend these suits; however, ultimate outcome cannot be presently determined.
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013, which were argued in April 2014. In June 2014, the court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. Discovery has commenced. In October 2015, the court issued an order accelerating deadlines for the underlying actions originally filed in Alabama, setting a January 2017 discovery deadline, and scheduling class certification and expert proceedings in 2017 and a pretrial conference in January 2018. Since January 2016, subscribers have filed additional actions asserting damage claims in Indiana, Kansas, Kansas City, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Vermont, and Virginia, all of which have been or will be consolidated into the multi-district lawsuit. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
Our California affiliate Blue Cross of California, doing business as Anthem Blue Cross, or BCC, has been named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS143436, Second Appellate District Court Case No. B255455. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that a HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. The parties are awaiting the appointment of a new judge, as the previous judge recently retired. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeks various declarations under the agreement between the parties. Our suit asserts that Express Scripts, Inc.’s, or Express Scripts, current pricing exceeds the competitive benchmark pricing required by the agreement by approximately $13,000.0 over the remaining term of the agreement, and by approximately $1,800.0 through the post-termination transition period. Further, we believe that Express Scripts’ excessive pricing has caused us to lose existing customers and prevented us from gaining new business. In addition to the amounts associated with competitive benchmark pricing, we are seeking over $158.0 in damages associated with operational breaches incurred to date, together with a declaratory judgment that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the agreement; (iii) has breached the agreement, and that we can terminate the agreement either due to Express Scripts’ breaches or because we have determined that Express Scripts’ performance with respect to the delegated Medicare Part D functions has been unsatisfactory; and (iv) is required under the agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. Express Scripts contends that we breached the agreement by failing to negotiate proposed new pricing terms in good faith and that we breached the implied covenant of good faith and fair dealing by disregarding the terms of the transaction. In addition, Express Scripts is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the agreement; (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (iii) that we do not have the right to terminate the agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675.0 at the time of the agreement. We believe that Express Scripts’ defenses and counterclaims are without merit. We intend to vigorously pursue our claims and defend against any counterclaims; however, the ultimate outcome cannot be presently determined.
Anthem, Inc. and Express Scripts were named as defendants in a purported class action lawsuit filed in June 2016 in the Southern District of New York by three members of ERISA plans alleging ERISA violations. The lawsuit is captioned Karen Burnett, Brendan Farrell, and Robert Shullich, individually and on behalf of all others similarly situated v. Express Scripts, Inc. and Anthem, Inc. The lawsuit is purportedly filed on behalf of participants in, or beneficiaries of, ERISA governed employee welfare benefit plans from December 1, 2009 to the present who received prescription drug benefits under an Anthem plan provided through an agreement with Express Scripts. The complaint alleges that Express Scripts violated ERISA by overcharging Plaintiffs and the proposed class for percentage based copays based on prescription drug charges that are higher than competitive prices. Plaintiffs allege that Anthem is an ERISA fiduciary and breached its fiduciary obligations by (i) entering into an agreement with Express Scripts that was imprudent and not in the best interests of the members of the proposed class but enriched Anthem and granted to Express Scripts excessive discretion to set prescription drug prices, and (ii) failing to properly monitor and prevent Express Scripts from overcharging Plaintiffs and the proposed class for copays. The complaint asserts seven claims for relief under ERISA, four of which are asserted against Anthem. Plaintiffs seek to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, joint and several liability, attorney’s fees and costs and interest. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
As discussed in Note 3, “Business Acquisitions - Pending Acquisition of Cigna Corporation,” on July 21, 2016, the DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia seeking to block the Acquisition. We intend to vigorously defend the Acquisition in this litigation and remain committed to completing the Acquisition as soon as practicable. Though the Merger Agreement provides that the closing of the Acquisition occur by January 31, 2017, this date can be extended to April 30, 2017 by either us or Cigna through written notice to the other party if all conditions to the merger have been satisfied except for the receipt of regulatory approvals and other governmental consents.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at June 30, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. State and federal agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that are before the U.S. District Court. In February 2016, the court issued an order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. In May 2016, the court issued an order granting in part and denying in part our motion, dismissing one count with prejudice, dismissing certain counts asserted by specific named plaintiffs with or without prejudice depending on their individualized facts, and allowing the remaining counts to proceed. In July 2016, plaintiffs filed a third amended complaint. There remain two state court cases that are presently proceeding outside of the Multidistrict Litigation.
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
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, whereby Express Scripts is the exclusive provider of certain pharmacy benefit management, or PBM, services to our plans, excluding our CareMore and Simply Healthcare subsidiaries and certain self-insured members, which have exclusive agreements with different PBM service providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeking various declarations under the agreement between the parties. For additional information regarding this lawsuit, refer to the “Litigation” section above. We believe we have appropriately recognized all rights and obligations under this agreement at June 30, 2016.
During November 2015, we entered into an amended and restated agreement with Accenture LLP to provide business process outsourcing services. This new agreement supersedes certain prior agreements, converts certain services to transaction based pricing and also includes provisions for additional services. Our remaining commitment under this agreement at June 30, 2016 was $196.0 through December 31, 2019. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
During December 2014, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at June 30, 2016 was $328.2 through March 31, 2020. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of June 30, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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
A summary of the cash dividend activity for the six months ended June 30, 2016 and 2015 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2016
February 18, 2016	March 10, 2016	March 25, 2016	$0.650	$170.7
April 26, 2016	June 10, 2016	June 24, 2016	$0.650	$170.9

Six Months Ended June 30, 2015
January 27, 2015	March 10, 2015	March 25, 2015	$0.625	$166.6
April 28, 2015	June 10, 2015	June 25, 2015	$0.625	$163.9
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
There were no common stock repurchases during the six months ended June 30, 2016. Total authorization remaining at June 30, 2016 was $4,175.9. A summary of common stock repurchases for the six months ended June 30, 2015 is as follows:

Six Months Ended June 30
2015
Shares repurchased	9.7
Average price per share	$145.63
Aggregate cost	$1,410.6
Authorization remaining at the end of the period	$4,281.0
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
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6.0	$87.23
Granted	1.4	131.90
Exercised	(1.0)	58.69
Forfeited or expired	(0.2)	112.39
Outstanding at June 30, 2016	6.2	101.20	5.48	$205.9
Exercisable at June 30, 2016	3.6	80.74	3.30	$185.8
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2016 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2016	2.7	$101.66
Granted	1.0	131.90
Vested	(1.3)	82.17
Forfeited	(0.2)	116.41
Nonvested at June 30, 2016	2.2	126.38
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
Risk-free interest rate	1.76%	1.96%
Volatility factor	32.00%	31.00%
Quarterly dividend yield	0.491%	0.425%
Weighted-average expected life (years)	4.10	4.00
The following weighted-average fair values were determined for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
Options granted during the period	$30.57	$34.01
Restricted stock awards granted during the period	131.90	147.10

12.	Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at June 30, 2016 and 2015 is as follows:

	June 30
	2016	2015
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$1,099.0	$895.1
Gross unrealized losses	(115.0)	(207.0)
Net pre-tax unrealized gains	984.0	688.1
Deferred tax liability	(358.6)	(241.3)
Net unrealized gains on investments	625.4	446.8
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(26.4)	(5.7)
Deferred tax asset	9.3	2.0
Net unrealized non-credit component of other-than-temporary impairments on investments	(17.1)	(3.7)
Cash flow hedges:
Gross unrealized losses	(825.6)	(52.4)
Deferred tax asset	289.0	18.3
Net unrealized losses on cash flow hedges	(536.6)	(34.1)
Defined benefit pension plans:
Deferred net actuarial loss	(621.5)	(547.8)
Deferred prior service credits	(0.1)	1.8
Deferred tax asset	245.1	217.1
Net unrecognized periodic benefit costs for defined benefit pension plans	(376.5)	(328.9)
Postretirement benefit plans:
Deferred net actuarial loss	(156.5)	(203.6)
Deferred prior service credits	66.6	80.8
Deferred tax asset	35.4	48.7
Net unrecognized periodic benefit costs for postretirement benefit plans	(54.5)	(74.1)
Foreign currency translation adjustments:
Gross unrealized losses	(8.7)	(8.6)
Deferred tax asset	3.1	3.0
Net unrealized losses on foreign currency translation adjustments	(5.6)	(5.6)
Accumulated other comprehensive (loss) income	$(364.9)	$0.4

Other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30
	2016	2015
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($153.5) and $109.3, respectively	$243.4	$(195.4)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $18.1 and $24.7, respectively	(33.6)	(45.8)
Total reclassification adjustment on investments	209.8	(241.2)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $2.7 and $1.5, respectively	(5.4)	(2.8)
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $102.4 and ($0.5), respectively	(190.0)	0.9
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.6) and ($3.3), respectively	3.8	4.9
Foreign currency translation adjustment, net of tax benefit (expense) of $0.5 and ($0.4), respectively	(0.7)	0.7
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of ($32.4) and $131.3, respectively	$17.5	$(237.5)
Other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30
	2016	2015
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($239.1) and $53.1, respectively	$390.9	$(113.9)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $4.7 and $36.1, respectively	(8.8)	(66.9)
Total reclassification adjustment on investments	382.1	(180.8)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit (expense) of $3.9 and ($0.4), respectively	(7.1)	0.7
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $245.3 and ($1.0), respectively	(455.5)	1.8
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($5.0) and ($6.3), respectively	7.6	9.6
Foreign currency translation adjustment, net of tax (expense) benefit of ($0.2) and $1.5, respectively	0.6	(2.8)
Net loss recognized in other comprehensive income, net of tax benefit of $9.6 and $83.0, respectively	$(72.3)	$(171.5)

13.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Denominator for basic earnings per share – weighted-average shares	263.0	263.1	262.4	264.8
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	5.2	11.2	5.4	12.5
Denominator for diluted earnings per share	268.2	274.3	267.8	277.3
During the three months ended June 30, 2016 and 2015, weighted-average shares related to certain stock options of 2.6 and 1.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2016 and 2015, weighted-average shares related to certain stock options of 2.2 and 0.8, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for the three and six months ended June 30, 2016 and 2015, as the dilutive stock price threshold was not met.
During the six months ended June 30, 2016, we issued approximately 1.0 of restricted stock units under our stock incentive plans, 0.5 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2016 through 2018. During the six months ended June 30, 2015, we issued approximately 0.9 restricted stock units under our stock incentive plans, 0.4 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2015 through 2017. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met.

14.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K.
Financial data by reportable segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Three months ended June 30, 2016
Operating revenue	$9,898.3	$11,371.1	$5.1	$21,274.5
Operating gain (loss)	1,075.3	450.5	(25.6)	1,500.2
Three months ended June 30, 2015
Operating revenue	$9,368.2	$10,385.0	$5.1	$19,758.3
Operating gain (loss)	912.0	609.7	(9.6)	1,512.1
Six Months Ended June 30, 2016
Operating revenue	$19,408.1	$22,165.0	$10.8	$41,583.9
Operating gain (loss)	2,368.3	775.5	(73.2)	3,070.6
Six Months Ended June 30, 2015
Operating revenue	$18,735.1	$19,865.1	$9.5	$38,609.7
Operating gain (loss)	2,179.0	934.1	(21.7)	3,091.4

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Reportable segments operating revenues	$21,274.5	$19,758.3	$41,583.9	$38,609.7
Net investment income	194.9	186.7	366.0	354.3
Net realized gains (losses) on financial instruments	12.5	92.3	(112.6)	138.8
Other-than-temporary impairment losses recognized in income	(25.7)	(21.8)	(92.6)	(35.8)
Total revenues	$21,456.2	$20,015.5	$41,744.7	$39,067.0
A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Reportable segments operating gain	$1,500.2	$1,512.1	$3,070.6	$3,091.4
Net investment income	194.9	186.7	366.0	354.3
Net realized gains (losses) on financial instruments	12.5	92.3	(112.6)	138.8
Other-than-temporary impairment losses recognized in income	(25.7)	(21.8)	(92.6)	(35.8)
Interest expense	(185.7)	(154.1)	(372.8)	(308.5)
Amortization of other intangible assets	(47.9)	(60.1)	(98.3)	(112.6)
Gain (loss) on extinguishment of debt	—	2.9	—	(0.5)
Income before income tax expense	$1,448.3	$1,558.0	$2,760.3	$3,127.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
References to the terms “we,” “our,” “us” or "Anthem" used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015 and the MD&A included in our 2015 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2016 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2016 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2016. Also see Part I, Item 1A, “Risk Factors” of our 2015 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 10, “Commitments and Contingencies - Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We entered into a bridge facility commitment letter and a joinder agreement with a group of lenders which will provide up to $22,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $22,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. We expect that our pro forma debt-to-capital ratio will approximate 49% following the closing of the Acquisition, and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing. We also expect to maintain our common stock dividend and we will maintain flexibility with our share repurchase program. The Acquisition is subject to certain state regulatory approvals, other standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act.
On July 21, 2016, the U.S. Department of Justice, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia seeking to block the Acquisition. We intend to vigorously defend the Acquisition in this litigation and remain committed to completing the Acquisition as soon as practicable. Though the Merger Agreement provides that the closing of the Acquisition occur by January 31, 2017, this date can be extended to April 30, 2017 by either us or Cigna through written notice to the other party if all conditions to the merger have been satisfied except for the receipt of regulatory approvals and other governmental consents. If the Merger Agreement is terminated because the required regulatory approvals cannot be obtained, under certain conditions, we would be obligated to pay a $1,850.0 termination fee to Cigna.
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
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also introduces new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Beginning in 2014, Health Care Reform imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers in 2015 was $11,300.0, remains at $11,300.0 for 2016, has been suspended for 2017, and will resume and be increased to $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. For the three and six months ended June 30, 2016, we estimated our portion of the HIP Fee to be $297.5 and $595.0, respectively. For the three and six months ended June 30, 2015, we estimated our portion of the HIP Fee to be $326.4 and $650.1, respectively. As a result of the complexity of Health Care Reform, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform rules, we will continue to evaluate the impact of Health Care Reform as additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K.

Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 39.8 medical members through our affiliated health plans as of June 30, 2016. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through an arrangement with another BCBS licensee in South Carolina. We conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. In addition, we conduct business through our Simply Healthcare subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating revenue and operating gain to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 14, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Operating revenue for the three months ended June 30, 2016 was $21,274.5, an increase of $1,516.2, or 7.7%, from the three months ended June 30, 2015. Operating revenue for the six months ended June 30, 2016 was $41,583.9, an increase of $2,974.2, or 7.7%, from the six months ended June 30, 2015. The increase in operating revenue for the three and six months ended June 30, 2016 compared to 2015 was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, higher premium revenue and increased administrative fees in our Commercial and Specialty Business segment.
Net income for the three months ended June 30, 2016 was $780.6, a decrease of $78.5, or 9.1%, from the three months ended June 30, 2015. The decrease in net income was primarily due to lower operating results in our Government Business segment, lower net realized gains on financial instruments, costs incurred associated with the pending Acquisition of Cigna, and higher interest expense. The decrease in net income was partially offset by improved operating results in our Commercial and Specialty Business segment and lower income tax expense. Our fully-diluted earnings per share, or EPS, was $2.91 for the three months ended June 30, 2016, which represented a 7.0% decrease from the EPS of $3.13 for the three months ended June 30, 2015. The decrease in EPS resulted from the decrease in net income, partially offset by the impact of a lower number of shares outstanding in 2016.
Net income for the six months ended June 30, 2016 was $1,483.6, a decrease of $240.7, or 14.0%, from the six months ended June 30, 2015. The decrease in net income was primarily due to higher net realized losses on and impairments of financial instruments, lower operating results in our Government Business segment, costs incurred associated with the pending Acquisition of Cigna and higher interest expense. The decrease in net income was partially offset by improved operating results in our Commercial and Specialty Business segment and lower income tax expense. Our fully-diluted earnings per share, or EPS, was $5.54 for the six months ended June 30, 2016, which represented a 10.9% decrease from the

EPS of $6.22 for the six months ended June 30, 2015. The decrease in EPS resulted from the decrease in net income, partially offset by the impact of a lower number of shares outstanding in 2016.
Operating cash flow for the six months ended June 30, 2016 and 2015 was $1,966.3 and $2,823.5, respectively. The decrease in operating cash flow from 2015 of $857.2 was primarily attributable to an increase in claims payments due to higher medical cost experience, timing of payments and growth in membership. The decrease in operating cash flow was further due to the timing of certain state Medicaid payment receipts. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our business designed to cover overall cost trends. The decrease was further offset by an increase in pharmacy rebates and the timing of cash receipts related to the Health Care Reform reinsurance premium stabilization program. A partial payment for the 2015 reinsurance premium stabilization program was received in the first quarter of 2016 while the full payment for the 2014 reinsurance premium stabilization program was received in the third quarter of 2015.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2016 and 2015. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands)	2016	2015	Change	% Change
Medical Membership
Customer Type
Local Group	15,192	15,153	39	0.3%
Individual	1,812	1,844	(32)	(1.7)%
National:
National Accounts	7,808	7,328	480	6.6%
BlueCard®	5,604	5,437	167	3.1%
Total National	13,412	12,765	647	5.1%
Medicare	1,426	1,432	(6)	(0.4)%
Medicaid	6,336	5,764	572	9.9%
FEP	1,572	1,569	3	0.2%
Total Medical Membership by Customer Type	39,750	38,527	1,223	3.2%
Funding Arrangement
Self-Funded	24,550	23,510	1,040	4.4%
Fully-Insured	15,200	15,017	183	1.2%
Total Medical Membership by Funding Arrangement	39,750	38,527	1,223	3.2%
Reportable Segment
Commercial and Specialty Business	30,416	29,762	654	2.2%
Government Business	9,334	8,765	569	6.5%
Total Medical Membership by Reportable Segment	39,750	38,527	1,223	3.2%
Other Membership & Customers
Life and Disability Members	4,689	4,803	(114)	(2.4)%
Dental Members	5,413	5,159	254	4.9%
Dental Administration Members	5,369	5,296	73	1.4%
Vision Members	5,929	5,494	435	7.9%
Medicare Advantage Part D Members	608	609	(1)	(0.2)%
Medicare Part D Standalone Members	352	372	(20)	(5.4)%
Medical Membership (in thousands)
For the twelve months ended June 30, 2016, total medical membership increased 1,223, or 3.2%, primarily due to increases in our Medicaid, National Accounts and BlueCard® membership.
Self-funded medical membership increased 1,040, or 4.4%, primarily due to increases in our National Accounts, Large Group self-funded accounts and BlueCard® membership.
Fully-insured membership increased 183, or 1.2%, primarily due to growth in our Medicaid business. These increases were partially offset by declines in Local Group fully-insured and Individual membership.
Local Group membership increased 39, or 0.3%, primarily due to growth in our Large Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded administrative service only, or ASO contracts.

The increase was partially offset by attrition in our fully-insured product offerings resulting from competitive pressures and conversions to self-funded ASO contracts.
Individual membership decreased 32, or 1.7%, primarily due to attrition in non-ACA-compliant product offerings, partially offset by increased growth in ACA-compliant off- and on-exchange product offerings.
National Accounts membership increased 480, or 6.6%, primarily due to the implementation of new large multi-state employer group contracts and expansion in existing employer group accounts.
BlueCard® membership increased 167, or 3.1%, primarily due to higher membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 6, or 0.4%, primarily due to lapses in Medicare supplement plans and Medicare Advantage membership losses due to strategic market exits. These decreases were partially offset by increased sales in dual-eligible Medicare-Medicaid plans and growth in certain existing Medicare Advantage markets.
Medicaid membership increased 572, or 9.9%, primarily due to new business expansions and organic growth in existing markets.
FEP membership increased 3, or 0.2%, primarily due to higher sales during the open enrollment period.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership decreased 114, or 2.4%, primarily due to higher lapses and in-group change in our fully-insured Local Group business.
Dental membership increased 254, or 4.9%, primarily due to new sales, growth across various Local Group markets and growth in our Individual business ACA-compliant off- and on-exchange product offerings.
Dental administration membership increased 73, or 1.4%, primarily due to membership expansion under current contracts.
Vision membership increased 435, or 7.9%, primarily due to growth in our Local Group and ACA-compliant Individual businesses and growth in our National accounts.
Medicare Part D standalone membership decreased 20, or 5.4%, primarily due to our product repositioning strategies and select strategic actions in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2016 for our Local Group fully-insured business only.
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

Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, occupational and physical therapy and many others. Example programs developed to mitigate outpatient costs are as follows:

•
Cancer Care Quality Program - This program, developed in collaboration with our subsidiary AIM Specialty Health, identifies certain cancer treatment pathways selected based upon current medical evidence, peer-reviewed published literature, consensus guidelines and our clinical policies to support oncologists in identifying cancer treatment therapies that are highly effective and provide greater value.

•
Avoidable Emergency Room Visits - This program seeks to help educate members and providers about potentially avoidable emergency room visits. Phone calls and mailings are used to inform members of alternate sites of care, such as primary care physicians, urgent care facilities, and walk-in doctor’s offices that can replace visits to the emergency room in certain situations.

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2016 vs. 2015		2016 vs. 2015
	2016	2015	2016	2015	$	%	$	%
Total operating revenue	$21,274.5	$19,758.3	$41,583.9	$38,609.7	$1,516.2	7.7%	$2,974.2	7.7%
Net investment income	194.9	186.7	366.0	354.3	8.2	4.4%	11.7	3.3%
Net realized gains (losses) on financial instruments	12.5	92.3	(112.6)	138.8	(79.8)	(86.5)%	(251.4)	(181.1)%
Other-than-temporary impairment losses on investments	(25.7)	(21.8)	(92.6)	(35.8)	(3.9)	17.9%	(56.8)	158.7%
Total revenues	21,456.2	20,015.5	41,744.7	39,067.0	1,440.7	7.2%	2,677.7	6.9%
Benefit expense	16,805.2	15,205.4	32,344.0	29,332.3	1,599.8	10.5%	3,011.7	10.3%
Selling, general and administrative expense	2,969.1	3,040.8	6,169.3	6,186.0	(71.7)	(2.4)%	(16.7)	(0.3)%
Other expense[1]	233.6	211.3	471.1	421.6	22.3	10.6%	49.5	11.7%
Total expenses	20,007.9	18,457.5	38,984.4	35,939.9	1,550.4	8.4%	3,044.5	8.5%
Income before income tax expense	1,448.3	1,558.0	2,760.3	3,127.1	(109.7)	(7.0)%	(366.8)	(11.7)%
Income tax expense	667.7	698.9	1,276.7	1,402.8	(31.2)	(4.5)%	(126.1)	(9.0)%
Net income	$780.6	$859.1	$1,483.6	$1,724.3	$(78.5)	(9.1)%	$(240.7)	(14.0)%

Average diluted shares outstanding	268.2	274.3	267.8	277.3	(6.1)	(2.2)%	(9.5)	(3.4)%
Diluted net income per share	$2.91	$3.13	$5.54	$6.22	$(0.22)	(7.0)%	$(0.68)	(10.9)%
Benefit expense ratio[2]	84.2%	82.1%	83.1%	81.2%		210bp3		190bp3
Selling, general and administrative expense ratio[4]	14.0%	15.4%	14.8%	16.0%		(140)bp3		(120)bp3
Income before income taxes as a percentage of total revenue	6.8%	7.8%	6.6%	8.0%		(100)bp3		(140)bp3
Net income as a percentage of total revenue	3.6%	4.3%	3.6%	4.4%		(70)bp3		(80)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and gain/loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2016 and 2015 were $19,948.0 and $18,516.3, respectively. Premiums for the six months ended June 30, 2016 and 2015 were $38,936.9 and $36,126.8, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Total operating revenue increased $1,516.2, or 7.7%, to $21,274.5 in 2016, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were largely due to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to adjustments to estimates of prior year accruals, and to a lesser extent adjustments to estimates of current year accruals, for the Health Care Reform risk adjustment premium stabilization program. Additionally, membership increases in our Medicaid business and ACA-compliant off- and on-exchange Individual business product offerings contributed to the increase in premiums. The increase in premiums was partially offset by the declines in fully-insured membership in our Local Group business and lapses in non-

ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses.
Net investment income increased $8.2, or 4.4%, to $194.9 in 2016, primarily due to higher income from alternative investments, partially offset by lower dividend yields on equity securities.
Net realized gains (losses) on financial instruments decreased $79.8, or 86.5%. For the three months ended June 30, 2016 and 2015, we recognized net realized gains of $12.5 and $92.3, respectively. The decrease was primarily due to an increase in net realized losses on derivative financial instruments, largely as a result of losses recognized on options entered into to economically hedge the variability of cash flows in the interest payments on anticipated future financings. The decrease was further attributable to lower net realized gains on sales of equity securities, partially offset by an increase in net realized gains on sales of fixed maturity securities.
Other-than-temporary impairment losses on investments increased $3.9, or 17.9%, to $25.7 in 2016, primarily due to an increase in impairment losses on equity securities.
Benefit expense increased $1,599.8, or 10.5%, to $16,805.2 in 2016, primarily due to increased costs as a result of overall cost trends across our businesses and membership growth in our Medicaid business and ACA-compliant off- and on-exchange Individual business product offerings. These increases were partially offset by the declines in fully-insured membership in our Local Group business and non-ACA-compliant Individual business product offerings.
Our benefit expense ratio increased 210 basis points to 84.2% in 2016. The increase in the ratio was due, in part, to increases in medical cost experience in our Medicaid business that exceeded the impact of rate increases. The increase in the ratio was further attributable to higher medical costs experience in our Individual business, the timing of higher medical cost experience in our Local Group business and membership growth in our Medicaid business, which has a higher benefit expense ratio than our consolidated average. These increases were partially offset by adjustments related to prior and current year accruals related to the Health Care Reform risk adjustment premium stabilization program.
Selling, general and administrative expense decreased $71.7, or 2.4%, to $2,969.1 in 2016, primarily due to lower performance-based incentive compensation for associates, lower administrative costs resulting from expense efficiency initiatives and a decrease in Health Care Reform fees. The decrease in Health Care Reform fees was due to the decrease in the amount assessed upon entities for administration of the transitional reinsurance program and a decrease in our portion of the HIP Fee. These decreases were partially offset by costs incurred associated with the pending Acquisition of Cigna, increased associate costs to support our growth in membership and higher premium taxes.
Our selling, general and administrative expense ratio decreased 140 basis points to 14.0% in 2016. The decrease in the ratio was partially due to the increase in operating revenue, including the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average. The ratio was further reduced by lower performance-based incentive compensation for associates, lower administrative costs resulting from expense efficiency initiatives and the decrease in Health Care Reform fees.
Other expense increased $22.3, or 10.6%, to $233.6 in 2016, primarily due to higher interest expense in 2016. The increase in interest expense was driven by higher outstanding debt balances and amortization of fees incurred for the bridge facility commitment letter and joinder agreement entered into during the third quarter of 2015 to partially fund the pending Acquisition of Cigna. The increase in interest expense was partially offset by a decrease in amortization of intangible assets.
Income tax expense decreased $31.2, or 4.5%, to $667.7 in 2016. The effective tax rates in 2016 and 2015 were 46.1% and 44.9%, respectively. The decrease in income tax expense was primarily due to decreased income before income tax expense and the decrease in our portion of the HIP Fee. For the three months ended June 30, 2016 and 2015, the HIP Fee resulted in additional income tax expense of $104.1 and $114.2, respectively. The decrease in income tax expense was partially offset by an increase in our California deferred state tax expense resulting from recent California legislation related to Managed Care Organizations. The increase in the effective income tax rate was primarily due to the discrete tax adjustments from an increase in deferred state tax expense.
Our net income as a percentage of total revenue decreased 70 basis points to 3.6% in 2016 as compared to 2015 as a result of all factors discussed above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Total operating revenue increased $2,974.2, or 7.7%, to $41,583.9 in 2016, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were largely due to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to adjustments to estimates of prior year accruals, and to a lesser extent adjustments to estimates of current year accruals, for the Health Care Reform risk adjustment premium stabilization program. Additionally, membership increases in our Medicaid and ACA-compliant off- and on-exchange Individual business product offerings contributed to the increase in premiums. The increase in premiums was partially offset by the declines in fully-insured membership in our Local Group business and lapses in non-ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses.
Net investment income increased $11.7, or 3.3%, to $366.0, primarily due to higher income from alternative investments.
Net realized gains (losses) on financial instruments decreased $251.4, or 181.1%. For the six months ended June 30, 2016 and 2015, we recognized net realized losses of $112.6 and net realized gains of $138.8, respectively. The change was primarily due to an increase in net realized losses on derivative financial instruments, largely as a result of losses recognized on options entered into to economically hedge the variability of cash flows in the interest payments on anticipated future financings. The change was further impacted by a decrease in net realized gains on sales of equity securities.
Other-than-temporary impairment losses on investments increased $56.8, or 158.7%, to $92.6 in 2016, primarily due to an increase in impairment losses on fixed maturity securities.
Benefit expense increased $3,011.7, or 10.3%, to $32,344.0 in 2016, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicaid business and ACA-compliant off- and on-exchange Individual business product offerings. These increases were partially offset by the declines in fully-insured membership in our Local Group business and non-ACA-compliant Individual business product offerings.
Our benefit expense ratio increased 190 basis points to 83.1% in 2016. The increase in the ratio was largely driven by increases in medical cost experience in our Medicaid business that exceeded the impact of rate increases, higher medical costs experience in our Individual business and the timing of higher medical cost experience in our Local Group business. The increase in the ratio was further due to membership growth in our Medicaid business, which has a higher benefit expense ratio than our consolidated average, and lower retroactive premium adjustments in our Medicaid business. These increases were partially offset by adjustments to estimates of prior and current year accruals related to the Health Care Reform risk adjustment premium stabilization program and improved medical cost performance in our Medicare business.
Selling, general and administrative expense decreased $16.7, or 0.3%, to $6,169.3 in 2016, primarily due to lower administrative costs resulting from expense efficiency initiatives, a decrease in Health Care Reform fees and lower performance-based incentive compensation for associates. The decrease in Health Care Reform fees was due to the decrease in the amount assessed upon entities for administration of the transitional reinsurance program and a decrease in our portion of the HIP Fee. These decreases were partially offset by increased associate costs to support our growth in membership, higher premium taxes and costs incurred associated with the pending Acquisition of Cigna.
Our selling, general and administrative expense ratio decreased 120 basis points to 14.8% in 2016. The decrease in the ratio was partially due to the increase in operating revenue, including the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average. The ratio was further reduced by lower administrative costs resulting from expense efficiency initiatives, the decrease in Health Care Reform fees and lower performance-based incentive compensation for associates.
Other expense increased $49.5, or 11.7%, to $471.1 in 2016, primarily due to higher interest expense in 2016 driven by higher outstanding debt balances and amortization of fees incurred for the bridge facility commitment letter and joinder agreement entered into during the third quarter of 2015 to partially fund the pending Acquisition of Cigna. The increase in interest expense was partially offset by a decrease in amortization of intangible assets.

Income tax expense decreased $126.1, or 9.0%, to $1,276.7 in 2016. The effective tax rates in 2016 and 2015 were 46.3% and 44.9%, respectively. The decrease in income tax expense was primarily due to decreased income before income tax expense and the decrease in our portion of the HIP Fee. For the six months ended June 30, 2016 and 2015, the HIP Fee resulted in additional income tax expense of $208.2 and $227.5, respectively. The decrease in income tax expense was partially offset by an increase in our California deferred state tax expense resulting from recent California legislation related to Managed Care Organizations. The increase in the effective tax rate was primarily due to the discrete tax adjustments from net realized losses on financial instruments and an increase in deferred state tax expense.
Our net income as a percentage of total revenue decreased 80 basis points to 3.6% in 2016 as compared to 2015 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business; Government Business; and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains/losses on financial instruments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management.
The discussion of segment results for the three and six months ended June 30, 2016 and 2015 presented below is based on operating gain, as described above, and operating margin which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, see Note 14, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30			Six Months Ended June 30
					2016 vs. 2015			2016 vs. 2015
	2016	2015	2016	2015	$	%		$	%
Commercial and Specialty Business
Operating revenue	$9,898.3	$9,368.2	$19,408.1	$18,735.1	$530.1	5.7%		$673.0	3.6%
Operating gain	$1,075.3	$912.0	$2,368.3	$2,179.0	$163.3	17.9%		$189.3	8.7%
Operating margin	10.9%	9.7%	12.2%	11.6%		120bp			60bp

Government Business
Operating revenue	$11,371.1	$10,385.0	$22,165.0	$19,865.1	$986.1	9.5%		$2,299.9	11.6%
Operating gain	$450.5	$609.7	$775.5	$934.1	$(159.2)	(26.1)%		$(158.6)	(17.0)%
Operating margin	4.0%	5.9%	3.5%	4.7%		(190	)bp		(120)bp

Other
Operating revenue[1]	$5.1	$5.1	$10.8	$9.5	$—	—%		$1.3	13.7%
Operating loss[2]	$(25.6)	$(9.6)	$(73.2)	$(21.7)	$(16.0)	166.7%		$(51.5)	237.3%

1	Fluctuations not material.

2
Fluctuations primarily a result of changes in unallocated corporate expenses. The increase in unallocated corporate expenses for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015 is primarily due to costs incurred associated with the pending Acquisition of Cigna.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Commercial and Specialty Business
Operating revenue increased $530.1, or 5.7%, to $9,898.3 in 2016, due, in part, to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to adjustments to estimates of prior year accruals, and to a lesser extent adjustments to estimates of current year accruals, for the Health Care Reform risk adjustment premium stabilization program. Additionally, membership growth in our ACA-compliant off- and on-exchange Individual business product offerings and increased administrative fees contributed to the increase in operating revenue. The increase in administrative fees was primarily due to membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses. The increase in operating revenue was partially offset by declines in fully-insured membership in our Local Group business and lapses in non-ACA-compliant Individual business product offerings.
Operating gain increased $163.3, or 17.9%, to $1,075.3 in 2016, primarily due to adjustments to estimates for prior and current year accruals for the Health Care Reform risk adjustment premium stabilization program, and lower selling, general and administrative expenses. These increases were partially offset by higher medical cost experience in our Individual business and the timing of higher medical cost experience in our Local Group business.
The operating margin in 2016 was 10.9%, a 120 basis point increase over 2015, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $986.1, or 9.5%, to $11,371.1 in 2016. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions and organic growth in existing markets. The increase in operating revenue was also due to rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses. Additionally, increased premiums in our FEP business, due to increased reimbursed benefit utilization and membership, contributed to the increase in operating revenue.
Operating gain decreased $159.2, or 26.1%, to $450.5 in 2016, primarily due to increases in medical cost experience in our Medicaid business that exceeded the impact of rate increases. The decrease was further due to lower retroactive premium adjustments in our Medicaid business. These decreases were partially offset by lower selling, general and administrative expenses.
The operating margin in 2016 was 4.0%, a 190 basis point decrease from 2015, primarily due to the factors discussed in the preceding two paragraphs.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Commercial and Specialty Business
Operating revenue increased $673.0, or 3.6%, to $19,408.1 in 2016, primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to adjustments to estimates of prior year accruals, and to a lesser extent adjustments to estimates of current year accruals, for the Health Care Reform risk adjustment premium stabilization program. Additionally, membership growth in our ACA-compliant off- and on-exchange Individual business product offerings and increased administrative fees contributed to the increase in operating revenue. The increase in administrative fees was primarily due to membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses. The increase in operating revenue was partially offset by declines in fully-insured membership in our Local Group business and lapses in non-ACA-compliant Individual business product offerings.
Operating gain increased $189.3, or 8.7%, to $2,368.3 in 2016, primarily due to adjustments to estimates for prior and current year accruals for the Health Care Reform risk adjustment premium stabilization program and lower selling, general and administrative expenses. The increase was further attributable to membership growth in our self-funded Local Group and

National Accounts businesses. These increases were partially offset by higher medical cost experience in our Individual business and the timing of higher medical cost experience in our Local Group business.
The operating margin in 2016 was 12.2%, a 60 basis point increase over 2015, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $2,299.9, or 11.6%, to $22,165.0 in 2016. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions and organic growth in existing markets. The increase in operating revenue was also due to rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses. Additionally, increased premiums in our FEP business, due to increased reimbursed benefit utilization and membership, contributed to the increase in operating revenue.
Operating gain decreased $158.6, or 17.0%, to $775.5 in 2016, primarily due to increases in medical cost experience in our Medicaid business that exceeded the impact of rate increases. The decrease was further due to lower retroactive premium adjustments in our Medicaid business. These decreases were partially offset by lower selling, general and administrative expenses and improved medical cost performance in our Medicare business.
The operating margin in 2016 was 3.5%, a 120 basis point decrease from 2015, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2015 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2015, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2016, our critical accounting policies and estimates have not changed from those described in our 2015 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 11, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K. Also as discussed above, as of June 30, 2016, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2015 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2016 and 2015 and for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Six Months Ended June 30		Years Ended December 31
	2016	2015	2015	2014	2013
Gross medical claims payable, beginning of period	$7,569.8	$6,861.2	$6,861.2	$6,127.2	$6,174.5
Ceded medical claims payable, beginning of period	(645.6)	(767.4)	(767.4)	(23.4)	(27.2)
Net medical claims payable, beginning of period	6,924.2	6,093.8	6,093.8	6,103.8	6,147.3
Business combinations and purchase adjustments	—	121.8	121.8	—	—
Net incurred medical claims:
Current year	32,452.2	29,516.8	60,708.4	56,305.8	55,894.3
Prior years redundancies	(726.3)	(760.9)	(800.2)	(541.9)	(599.1)
Total net incurred medical claims	31,725.9	28,755.9	59,908.2	55,763.9	55,295.2
Net payments attributable to:
Current year medical claims	26,197.1	24,249.2	54,067.7	50,353.9	49,887.2
Prior years medical claims	5,541.4	4,594.8	5,131.9	5,420.0	5,451.5
Total net payments	31,738.5	28,844.0	59,199.6	55,773.9	55,338.7
Net medical claims payable, end of period	6,911.6	6,127.5	6,924.2	6,093.8	6,103.8
Ceded medical claims payable, end of period	587.0	1,050.4	645.6	767.4	23.4
Gross medical claims payable, end of period	$7,498.6	$7,177.9	$7,569.8	$6,861.2	$6,127.2
Current year medical claims paid as a percentage of current year net incurred medical claims	80.7%	82.2%	89.1%	89.4%	89.3%
Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	11.7%	14.3%	15.1%	9.7%	10.8%
Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.2%	1.4%	1.4%	1.0%	1.3%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2016 and 2015, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2016	2015
Assumed trend factors	$518.0	$481.8
Assumed completion factors	208.3	279.1
Total	$726.3	$760.9

The favorable development recognized in 2016 and 2015 resulted primarily from trend factors in late 2015 and late 2014, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2015 and 2014, respectively, developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.1% for 2015, 89.4% for 2014 and 89.3% for 2013. The change in these ratios reflects fluctuations in claims processing speed that occurred over the course of the three-year period. The six month periods presented above show that as of June 30, 2016,

80.7% of current year net incurred medical claims had been paid in the period incurred, as compared to 82.2% for the same period in 2015.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six months ended June 30, 2016, this metric was 11.7%, largely driven by favorable trend factor development at the end of 2015. For the six months ended June 30, 2015, this metric was 14.3%, largely driven by favorable trend factor development at the end of 2014. This metric was 15.1%, 9.7% and 10.8% for the years ended December 31, 2015, 2014 and 2013, respectively.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2016, this metric was 1.2%, which was calculated using the redundancy of $726.3 shown above. For the six months ended June 30, 2015, the comparable metric was 1.4%, which was calculated using the redundancy of $760.9 and which represents an estimate based on paid medical claims activity from January 1, 2015 to June 30, 2015. This metric was 1.4% for full year 2015, 1.0% for full year 2014 and 1.3% for full year 2013, and demonstrates a generally consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2016, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

For additional information regarding our use of capital during the three and six months ended June 30, 2016, see the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
The table below indicates the change in cash and cash equivalents for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
Cash flows provided by (used in):
Operating activities	$1,966.3	$2,823.5
Investing activities	(1,707.8)	(2,026.7)
Financing activities	(790.3)	(1,391.1)
Effect of foreign exchange rates on cash and cash equivalents	1.0	(4.4)
Change in cash and cash equivalents	$(530.8)	$(598.7)
During the six months ended June 30, 2016, net cash flow provided by operating activities was $1,966.3, compared to $2,823.5 for the six months ended June 30, 2015, a decrease of $857.2. This decrease was primarily attributable to an increase in claims payments due to higher medical cost experience, timing of payments and growth in membership. The decrease in operating cash flow was further due to the timing of certain state Medicaid payment receipts. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our business designed to cover overall cost trends. The decrease was further offset by an increase in pharmacy rebates and the timing of cash receipts related to the Health Care Reform reinsurance premium stabilization program. A partial payment for the 2015 reinsurance premium stabilization program was received in the first quarter of 2016 while the full payment for the 2014 reinsurance premium stabilization program was received in the third quarter of 2015.
Net cash flow used in investing activities was $1,707.8 during the six months ended June 30, 2016, compared to $2,026.7 during the six months ended June 30, 2015. The decrease in cash flow used in investing activities of $318.9 was primarily due to a decrease in cash used for the purchase of subsidiaries, as net cash used in investing activities during the six months ended June 30, 2015 included the purchase of Simply Healthcare while there were no purchases of subsidiaries during the six months ended June 30, 2016. The decrease was further attributable to changes in cash flows from non-hedging derivatives. The decrease in cash flow used in investing activities was partially offset by a decrease in net purchases of investments.
Net cash flow used in financing activities was $790.3 during the six months ended June 30, 2016, compared to $1,391.1 during the six months ended June 30, 2015. The decrease in cash flow used in financing activities of $600.8 primarily resulted from a decrease in common stock repurchases, as we did not repurchase common stock during the six months ended June 30, 2016. The decrease was further due to a decrease in net repurchases of short- and long-term borrowings, and changes in bank overdrafts. The decrease in cash flow used in financing activities was partially offset by changes in commercial paper borrowings, collateral payments on debt-related derivatives in 2016, a decrease in proceeds from the issuance of common stock under our employee stock plans and a decrease in excess tax benefits from share-based compensation.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $24,429.2 at June 30, 2016. Since December 31, 2015, total cash, cash equivalents and investments, including long-term investments, increased by $1,304.5 primarily due to cash generated from operations, an increase in securities lending payable, and proceeds from the issuance of common stock under our employee stock plans and excess tax benefits from share-based compensation. These increases were partially offset by collateral paid on debt-related derivatives, cash dividends paid to shareholders, purchases of property and equipment, net repayments of commercial paper borrowings, an increase in securities lending collateral and net repayments of short-term borrowings.

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
At June 30, 2016, we held $2,147.3 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.1% and 40.8% as of June 30, 2016 and December 31, 2015, respectively. We expect that our pro forma debt-to-capital ratio will approximate 49% following the closing of the Acquisition of Cigna, and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing.
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
For additional information regarding our sources and uses of capital at June 30, 2016, see Note 3, “Business Acquisitions” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2016, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2016 to April 30, 2016	39,429	$141.88	—	$4,175.9
May 1, 2016 to May 31, 2016	6,791	140.36	—	4,175.9
June 1, 2016 to June 30, 2016	7,461	132.61	—	4,175.9
	53,681		—

1
Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. There were no share repurchases under the common stock repurchase program during the three months ended June 30, 2016. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

ANTHEM, INC. Registrant

Date: July 27, 2016	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 27, 2016	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit

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

10.11	*	(c)
Form of Employment Agreement between the Company and John E. Gallina, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

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

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.