Form 10-K
period 2016-12-31
Anthem, Inc.
filed 2017-02-22
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☒    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 30, 2016 was approximately $34,510,272,302.
As of February 10, 2017, 264,378,577 shares of the Registrant’s Common Stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2017.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2016

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including “Risk Factors” set forth in Part I, Item 1A hereof and our reports filed with the U.S. Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
 References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries.

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.9 million medical members through our affiliated health plans as of December 31, 2016. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and Western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, and Washington. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the Acquisition. Trial commenced in November 2016 and concluded in January 2017. On January 18, 2017, we provided notice to Cigna that we had elected to extend the termination date under the Merger Agreement from January 31, 2017 until April 30, 2017. On February 8, 2017, the District Court ruled in favor of the DOJ, and following our motion to expedite the appeal, which was granted on February 17, 2017, we promptly appealed the District Court's ruling to the U.S. Circuit Court of Appeals for the District of Columbia Circuit, or the Appellate Court. On February 14, 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages. On February 15, 2017, the Delaware Court granted our motion for a temporary restraining order and issued an order enjoining Cigna from terminating the Merger Agreement. The temporary restraining order became effective immediately and will remain in place pending any further order from the Delaware Court. A hearing will be scheduled the week of April 10, 2017. We intend to vigorously defend the Acquisition in both the Circuit Court and the Delaware Court and remain committed to completing the Acquisition as soon as practicable. If the Merger Agreement is terminated because the required regulatory approvals cannot be obtained, under certain conditions, we could be obligated to pay a $1.85 billion termination fee to Cigna.
Our vision is to become America's valued health partner. Together we are transforming health care with trusted and caring solutions and as a result, we focus on delivering quality products and services that give members access to the care they need. With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
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
Economic factors, greater consumer and employer sophistication and accountability have resulted in an increased demand for choice in both product/benefit designs and provider network configurations. As a result we continue to offer our broad access PPO networks with multiple benefit designs, but are also focused on leveraging our provider collaboration initiatives with our Accountable Care Organization, or ACO, partnerships to develop both narrow and tiered network offerings. This array of network and product configurations allows both the employer and the employee to design and select the combination of benefit designs (e.g., traditional PPOs, high deductibles, HRAs, HSAs, PCP based products, tiered copays) and networks (e.g., broad, narrow, tiered, closed or exclusive provider, and open) that optimize choice, quality and price at the consumer, employer and market level. We believe we are well-positioned in each of our states to respond to these market preferences.
For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded products, we charge a fee for services and the employer or plan sponsor reimburses us for the health care costs. In addition, we charge a premium to underwrite stop loss insurance for Large Group and National Account employers that maintain self-funded health plans.
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
We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer on-exchange products through state or federally facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal premium subsidies are available for certain members, subject to income and family size, who purchase public exchange products.
Being a licensee of the BCBS association of companies, of which there were 36 independent primary licensees as of December 31, 2016, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.
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
Advances in medical technology, increases in specialty drug costs, increases in hospital expenditures and other provider costs, the aging of the population and other demographic characteristics continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our significant market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be a driver of our overall profitability.
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, or HHS, the Department of Labor and the Department of the Treasury. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain health insurance coverage, increasing the eligibility thresholds for most state Medicaid programs and providing certain individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impact on health care in the United States, the continuing modification and interpretation of Health Care Reform rules and the potential for significant future changes to the law, we continue to analyze and refine our estimates of the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. Health Care Reform presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state level have proposed significant modification to existing laws and regulations, including the potential repeal or replacement of Health Care Reform. For additional discussion, see “Regulation,” herein and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
Private exchanges have gained visibility in the marketplace based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, in more recent years the Commercial market has received an increased level of attention from the consulting and broker communities as well as health insurance carriers. In response, we have continued our broad-based strategy of offering Anthem Health Marketplace's consumer experience platform to groups, while also participating in four large national consultant-led exchanges, several regional broker-led exchanges and various Individual, Commercial and Medicare exchanges. To date, adoption levels in the Commercial market overall have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain in this space, we continue to believe we are well positioned to adapt with the market as it evolves.

We believe health care is local and that we have the strong local presence required to understand and meet local customer needs. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals. Ultimately, we believe that practical and sustainable improvements in health care must focus on improving health care quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnering with providers to compel improved cost, quality and health, and we continue to develop new and innovative ways to effectively manage risk and engage our members. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to capitalize on new opportunities to drive growth in our existing markets and expand into new markets in the future.
We continue to enhance interactions with customers, providers, brokers, agents, employees and other stakeholders through web-enabled technology and improving internal operations. Our approach includes not only sales and distribution of health benefits products on the Internet, but also implementing advanced capabilities that improve services benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of health care through increased communications between patients and their physicians.
In pursuing our vision of becoming America's valued health partner, we intend to transform health care by providing trusted and caring solutions and delivering quality products and services that give customers access to the care they need. At the same time, we will focus on earnings per share, or EPS, growth through organic membership growth, improvements in our operating cost structure, strategic acquisitions and the efficient use of capital.
Significant Transactions
While Health Care Reform has caused significant changes to the U.S. health care system in recent years, the significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Pending acquisition of Cigna;

•	Acquisition of Simply Healthcare (2015);

•
Use of Capital—Board of Directors declaration of dividends on common stock (2012 through February 2017); authorization for repurchases of our common stock (2017 and prior); and debt repurchases and new debt issuance (2015 and prior);

•Acquisition of Amerigroup and the related debt issuance (2012); and
•Acquisition of 1-800 CONTACTS (2012) and subsequent divestiture (2014).
For additional information regarding certain of these transactions, see Note 3, “Business Acquisitions and Divestiture,” Note 12, “Debt,” and Note 14, “Capital Stock,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing and pricing, business consolidations, new competitors in the market, a proliferation of new products, the impact of Health Care Reform, and increased quality awareness and price sensitivity among customers.
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

Also, a health plan’s ability to interact with employers, customers and other third parties (including health care professionals) via the Internet has become a more important competitive factor, and we have made significant investments in technology to enhance our electronic interaction with providers, employers, customers and third parties.
We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Our provider networks in our markets enable us to achieve efficiencies and distinctive service levels enabling us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, service, care management, product value and brand recognition.
Pricing in our Commercial and Specialty Business segment (defined below), including our Individual and Small Group lines of business, remains competitive and we strive to price our health care benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes have positioned us to benefit from the potential growth opportunities available in fully-insured commercial products as a result of Health Care Reform and any subsequent changes to the current regulatory scheme. We believe that our pricing strategy, brand name and network quality will provide a strong foundation for commercial risk membership growth opportunities in the future.
To build our provider networks, we compete with other health benefits plans for the best contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider customer volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan.
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
Reportable Segments
We manage our operations through three reportable segments: Commercial and Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As a result, these reportable segments may change in the future.
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
Our Other segment includes other businesses that do not individually meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to the other reportable segments.
Through our participation in various federal government programs, we generated approximately 18.2%, 18.8% and 21.0% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
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
 Products and Services
A general description of our products and services is provided below:
Preferred Provider Organization:    PPO products offer the member an option to select any health care provider, with benefits reimbursed by us at a higher level when care is received from a participating network provider. Increasingly, customers are choosing our PPO products offered with an exclusive provider organization which eliminates coverage out of network. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.
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

In our Small Group markets, we offer bronze, silver and gold products, off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. We offer platinum products, off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, New York, Virginia and Wisconsin. We offer bronze, silver and gold products, on the public exchanges, in Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio and Virginia. Additionally, we offer platinum products on the public exchange in Connecticut.
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
 Individual Plans:    We offer a full range of health insurance plans with a variety of options and deductibles for individuals who are not covered by employer-sponsored coverage and are not eligible for government sponsored plans, such as Medicare and/or Medicaid. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Some of our products target certain demographic populations such as uninsured younger individuals between the ages of 19 and 29, families, those transitioning between jobs or early retirees.
 Medicaid Plans and Other State-Sponsored Programs:    We have contracts to serve members enrolled in publicly funded health care programs, including Medicaid, TANF, SPD, LTSS, CHIP, and ACA-related Medicaid expansion programs. The Medicaid program makes federal matching funds available to all states for the delivery of health care benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. TANF is a state and federally funded program designed for the population consisting primarily of low-income children and their guardians. SPD is a federal income supplement program designed for Supplemental Security Income recipients; however, states can broaden eligibility criteria. This population consists of low-income seniors and people with disabilities. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and refers to the delivery of long-term services and support for our members who receive home and community- or institution-based services for long-term care. CHIP is a state and federally funded program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. Our Medicaid plans also cover certain dual eligible customers, as previously described above, who also receive Medicare benefits. We provide Medicaid and other State-

Sponsored services in California, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Nevada, New Jersey, New York, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.
 Pharmacy Products:    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts under a ten year contract, excluding our CareMore subsidiary and certain self-insured members who have exclusive agreements with different pharmacy benefit management, or PBM, service providers. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions and set drug benefit design strategy and provide front line member support. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing. For additional information, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
 Personal Health Care Guidance:    We offer evidence-based and analytics-driven personal health care guidance. These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs.
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
 Networks and Provider Relations
Our relationships with physicians, hospitals and professionals that render health care services to our members are guided by local, regional and national standards for network development, reimbursement and contract methodologies. While following industry standards, we are simultaneously seeking to lead transformation efforts within our health care system, moving from our current fragmented model premised on episodic intervention to one based on proactive, coordinated care built around the needs of the patient. A key element of this transformation involves a transition from traditional fee-for-

service payment models to models where providers are paid based on the value, both in quality and affordability, of the care they deliver.
 We establish “market-based” hospital reimbursement payments that we believe are fair, but aggressive, and among the most competitive in the market. We also seek to ensure that physicians in our network are paid in a timely manner at appropriate rates. In many instances, we deploy multi-year contracting strategies, including case rates or fixed rates, to limit our exposure to medical cost inflation and to increase cost predictability. We maintain both broad and narrow provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care our members receive. Increasingly, we are supplementing our broad-based networks with smaller or more cost-effective networks that are designed to be attractive to a more price-sensitive customer segment, such as public exchange customers.
 Our reimbursement strategies vary across markets and depend on the degree of consolidation and integration of physician groups and hospitals. Fee-for-service is currently our predominant reimbursement methodology for physicians, but as noted above, we are transitioning providers to value-based payment contracts. More traditional physician fee schedules are developed at the state level based on an assessment of several factors and conditions, including the Centers for Medicare & Medicaid Services, or CMS, resource-based relative value system, or RBRVS, medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed, maintained, and updated by CMS and is used by the Medicare program and other major payers. In addition, we have implemented and continue to expand physician incentive contracting, or “pay for performance,” which ties physician payment levels to performance on clinical measures.
 While we generally do not delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement, we maintain capitation-based arrangements in certain markets where we determine that market dynamics result in it being a useful method to lower costs and reduce underwriting risk.
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
Although fee-for-service combined with pay for performance remains our predominant payment model today, our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by health care, quality and cost. We launched the most significant of these efforts, our Enhanced Personal Health Care program, in the fourth quarter of 2012. This program augments traditional fee-for-service with shared savings opportunities for providers when actual health care costs are below projected costs, and providers meet specific quality measures. The quality measures are based on nationally accepted, credible standards (e.g. NCQA, the American Diabetes Association and the American Academy of Pediatrics) and span preventive, acute and chronic care. We understand, however, that payment incentives alone are insufficient to create the large-scale, system-wide transformation required to achieve meaningful impacts on cost, quality and member experience. Accordingly, we invested in care delivery transformation and population health management support structures to help providers succeed under value-based payment models. This support includes our web-based population health management technology and teams of dedicated expert consultants who work alongside providers, sharing best practices, and helping them leverage our data to the benefit of their patients. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit (e.g. purchasing an electronic health record or hiring care management nurses), all of which have been shown to reduce healthcare costs and improve care outcomes. Since the launch of Enhanced Personal Health Care, we now have arrangements with provider organizations covering 51% of our PCPs and have rolled this program out in each of the fourteen states where we operate as a licensee of the BCBSA.

Medical Management Programs
Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost-effective medical care. These medical management activities and programs are administered and directed by physicians and nurses. The goals of our medical management strategies are to ensure that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate location. The following is a general description of our medical management programs, which are available to our members depending on the particular plan or product in which they participate:
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
Case Management:    We have implemented a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention to manage their health care needs. The registered nurses and medical directors focus on members likely to be readmitted to the hospital and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home. We are also working to move increasing aspects of this work to the providers we work with via our provider collaboration programs such as Togetherworks, a set of capabilities, offerings, programs and products that help us partner with providers to leverage data, insights and technology to deliver the right care, at the right time, in the right place.
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
Care Management Programs
We continue to expand our 360º Health suite of integrated care management programs and tools. 360º Health offers the following programs, among others, which are available to our members depending on the particular plan or product in which they participate, and have been proven to increase quality and reduce medical costs for our members:
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
24/7 NurseLine offers access to qualified, registered nurses anytime. This allows our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. This program also includes a referral process to the nearest urgent care facility, a robust audio library, accessible by phone, with more than 600 health and wellness topics, as well as on-line health education topics designed to educate members about symptoms and treatment of many common health concerns.
ComplexCase Management is an advanced care management program that reaches out to participants with multiple health care issues who are at risk for frequent and high levels of medical care in order to offer support and assistance in managing their health care needs. ComplexCase Management identifies candidates through claims analysis using predictive modeling techniques, the use of health risk assessment data, utilization management reports and referrals from a physician or one of our other programs, such as the 24/7 NurseLine.
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

MyHealth Coach provides our members with a professional guide who helps them navigate the health care system and make better decisions about their well-being. MyHealth Coach proactively reaches out to people who are at risk for potentially serious health issues or have complex health care needs. Our health coaches help participants understand and manage chronic conditions, handle any health and wellness related services they need and make smart lifestyle choices.
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
Behavioral Health Case Management is an integrated component of the health plan, supporting a wide range of members who are impacted by their behavioral health condition including specialty areas such as eating disorders, co-morbid medical/behavioral health, minors, substance use, and maternity. The program assists members and their families with obtaining appropriate behavioral health treatment, offering community resources, providing education and telephonic support, and promoting provider collaboration.
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
We have created an innovative program called the State Health Index, or SHI, to quantify and track our success in improving the health of our communities. SHI presents a comprehensive picture of a community’s health in the 25 states served by our affiliated health plans, and in Washington D.C. It is compiled from public data and includes 18 health indicators in five domains: Maternity and Prenatal Care, Preventive Care, Lifestyle, Disability and Behavioral Health, and Morbidity/Mortality. The metrics are utilized to identify opportunities for health improvement and leverage our strengths to collaborate with community coalitions, patient advocacy organizations, and local and state public health departments. We analyze states' performance measures and prioritize measures for focused improvement. Together with Anthem Foundation, Inc. and state leadership, we create or enhance programs to improve the health of the entire population in these states - not just for our members.

Our wholly-owned health outcomes research subsidiary, HealthCore, Inc., or HealthCore, generates consistent and actionable evidence to support decision making while helping to guide fresh initiatives for a range of stakeholders in the healthcare industry. By leveraging a rich array of medical and pharmacy utilization data queried from administrative claims, patient surveys, medical charts and laboratory diagnostics, among other health records, HealthCore’s multi-disciplinary research teams uncover a broad spectrum of safety, effectiveness, pharmacoepidemiology, and health economics evidence. HealthCore’s real world evidence and comparative effectiveness research, among others, have played roles in the product planning and development campaigns of biotechnology and pharmaceutical companies, and today it lists most of the leading biologics and drug manufacturers as clients or alliance partners. Its health plan research has led to better insights into evidence-based treatment approaches, the development of value-based initiatives to drive access and adherence to treatment, and the crafting of incentives to modify patient and provider behavior. One of HealthCore’s predominant initiatives is its governmental and academic collaborations that include cooperation with some of the country’s top universities and federal agencies, including the Food and Drug Administration and the Centers of Disease Control of the National Institutes of Health, and it is an active contributor to the safety surveillance Sentinel program. Additionally, HealthCore has taken a thought-leadership position in the development of pragmatic clinical trials. As a notable contributor to the health outcomes evidence base, HealthCore’s research findings are broadly disseminated during presentations at national and international medical meetings and are published in a variety of respected peer-reviewed medical and health services journals.
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
Pricing and Underwriting of Our Products
We price our products based on our assessment of current health care claim costs and emerging health care cost trends, combined with charges for administrative expenses, risk and profit, including charges for ACA taxes and fees, where applicable. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our profitability goals and strategies.
In applying our pricing to each employer group and customer, we maintain consistent, competitive, disciplined underwriting standards. We employ our proprietary accumulated actuarial and financial data in determining underwriting and pricing parameters for both our fully insured and self-funded business.
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
Regulation
General
Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system have been and will continue to be significantly affected by Health Care Reform and subsequent legislative and regulatory changes at the federal and state levels. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

•	grant, suspend and revoke licenses to transact business;

•	regulate our products and services in great detail;

•	regulate, limit, or suspend our ability to market products, including the exclusion of our plans from participating on public exchanges;

•	retroactively adjust premium rates;

•	monitor our solvency and reserve adequacy;

•	scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria; and

•	impose monetary and criminal sanctions for non-compliance with regulatory requirements.
To carry out these tasks, these regulators periodically examine our operations and accounts.
Regulation of Insurance Company and HMO Business Activity
The governments of the states in which we conduct business, as well as the federal government, have adopted laws and regulations that govern our business activities in various ways. Further, Health Care Reform has resulted in increased federal regulation that significantly impacts our business. These laws and regulations, which vary significantly from state to state, restrict how we conduct our businesses and result in additional burdens and costs to us. These federal and state laws and regulations are subject to amendments and changing interpretations in each jurisdiction.
 States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any jurisdiction, we generally would have to obtain such a certificate or authorization to expand the operations permitted under an existing certificate if we already operate in the state. The time necessary to obtain such a certificate varies from jurisdiction to jurisdiction. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Patient Protection and Affordable Care Act
The ACA significantly changed health insurance markets by prohibiting lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers including changes to Medicare Advantage payments and the minimum medical loss ratio, or MLR, provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. In addition, the ACA also required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public exchanges for Individuals and Small Groups, the availability of premium subsidies for certain Individual products, and substantial expansions in eligibility for Medicaid. As a number of elected officials at both the national and state level have proposed significant modification, repeal or replacement of Health Care Reform, changes to the health care system are expected which could have far-reaching consequences for our business.
Despite significant preparation for the advent of the public exchanges, there have been many technical difficulties in their implementation, which entail uncertainties associated with mix and volume of business. In addition, CMS issued transitional policies modifying or extending the deadlines for compliance with certain aspects of Health Care Reform. In February 2016, CMS issued transition relief providing that health insurance coverage in the Individual or Small Group markets that is renewed for a policy year beginning on or before October 1, 2017 that would otherwise have been deemed non-compliant with certain market reforms under Health Care Reform, will not be considered by CMS to be out of compliance with respect to such market reforms, provided certain conditions are met and that all such policies end by December 31, 2017. Some states have adopted these transitional policies, some have not and others have not taken a position.
In general, individuals participating in the public exchange markets have had a higher acuity level than the pool of participants we anticipated when we established pricing. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates, and we will continue to evaluate the performance of our public exchange plans going forward. In addition, the risk adjustment, reinsurance, and risk corridor premium stabilization programs of Health Care Reform, or Health Care Reform Premium Stabilization Programs, established to apportion risk amongst insurers, have faced uncertainties related to funding and payment allocations and may not be effective in appropriately mitigating the financial risks related to our public exchange products. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
In addition, there have been material changes and delays in the implementation of the ACA that could have a material adverse effect on our results of operations, financial position, and cash flows. These include:

•	Network adequacy standards;

•	Reduction in the amount available for payments under the risk corridor program;

•	Change in Small Group size expansion;

•	Increasingly complex and detailed regulation; and

•	Other unanticipated regulatory changes and delays.
These delays and changes may have a material and significant impact on anticipated enrollment in public exchange and off-exchange products, thus affecting the risk pools and premium rates. Further, implementation of the ACA brings with it significant oversight responsibilities by health insurers that may result in increased governmental audits, increased assertions of False Claims Act violations, and an increased risk of other litigation. Finally, the 2016 presidential and congressional election results have created additional uncertainty regarding the future of the ACA and increased the potential for substantial and potentially unforeseen changes to the law that may have a material effect on our business.

The ACA continues to require additional guidance and specificity to be provided by HHS, the Department of Labor, CMS and the Department of the Treasury. Some of the more significant rules are described below:

•	The minimum MLR thresholds by line of business, as defined by HHS, are as follows:

Line of Business	%
Large Group	85
Small Group	80
Individual	80
New York state regulations require us to meet a more restrictive MLR threshold of 82% for both Small Group and Individual lines of business. The minimum MLR thresholds disclosed above are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of “benefit expense ratio” based on premium revenue and benefit expense as reported in accordance with U.S. generally accepted accounting principles, or GAAP. Furthermore, the definitions of the lines of business differ under the various federal and state regulations and may not correspond to our lines of business. Definitions under the MLR regulation also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry. Significant changes to the MLR requirements may occur through additional regulatory action by HHS.
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
Approximately 82.1% and 34.7% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2016. Approximately 86.8% and 36.0% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2015.

•
The ACA created an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star Ratings System, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the star ratings system can be modified by CMS annually. As of December 31, 2016, all of our Medicare Advantage plans have received a rating of 3.0 or higher.

•
The ACA required states to establish public exchanges through which qualified individuals and qualified small employers may access coverage. If a state failed to establish a public exchange, the federal government established a public exchange in that state. To date there are twelve state-based marketplaces, five state-based marketplaces that rely on the federal platform, and thirty four federal exchange states. In the states in which we offer products on public exchanges, six states have passed legislation or executive orders establishing state-based public exchanges (California, Colorado, Connecticut, Kentucky, Nevada and New York).

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

•
Regulations require premium rate increases to be reviewed for Small Group and Individual products above specified thresholds, generally 10%, as may be adjusted from time to time. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program or in federal enforcement states, in which cases HHS will conduct the reviews for any rate increase.

•
The Health Care Reform Premium Stabilization Programs introduced new requirements to the MLR calculation, beginning with the 2014 benefit year for the Individual and Small Group markets. The risk adjustment program is a permanent program that transfers dollars from insurers who enroll individuals with lower relative health risk to insurers who enroll individuals with higher relative health risk. Risk adjustment payments/receipts will be determined separately for each state and for Individual and Small Group. The second premium stabilization program is the transitional reinsurance program, a temporary program that ran from 2014 through 2016. The transitional reinsurance program was intended to help stabilize premiums by reimbursing issuers of ACA-compliant non-grandfathered Individual market plans for eligible claims between a defined attachment point and ceiling, at a coinsurance rate defined by HHS. The program was funded through assessments per covered enrollee upon the commercial health insurance market and sponsors of self-funded health benefit plans of approximately $12.0 billion, $8.0 billion and $5.0 billion in 2014, 2015 and 2016, respectively. The reinsurance program has been under significant Congressional scrutiny. Any changes to the final settlements for the reinsurance program could have significant implications for the stability of the exchanges. The final premium stabilization program is the temporary risk corridor program, also a three year program through 2016, that was designed to protect insurers from inaccurate pricing of Individual and Small Group qualified health plans and substantially similar off-exchange products. Beginning in 2014, MLR rebate calculations are adjusted to reflect the impact of the Health Care Reform Premium Stabilization Programs.

•
Prior to the implementation of the ACA, health insurers were permitted to use differential pricing, commonly referred to as “rating bands,” based on factors such as health status, gender and age. The ACA precludes health insurers from using health status and gender in the determination of the insurance premium. In addition, rating bands for age cannot vary by more than 3 to 1 and rating bands for tobacco use cannot vary by more than 1.5 to 1. The ongoing use of the 3 to 1 rating bands may have a significant impact on the majority of Individual and Small Group customers and could lead to adverse selection in the market as well as increased variability in projecting future premiums for those customer markets.

•
In 2014 significant new taxes and fees became effective for health insurers, some of which may or may not be passed through to customers. The most significant of the taxes and fees is the annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount due from allocations to health insurers was $11.3 billion for each of 2016 and 2015 and $8.0 billion for 2014. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee was $1.2 billion for each of 2016 and 2015 and $0.9 billion for 2014. The annual HIP Fee has been suspended for 2017 and is currently scheduled to resume and be increased to $14.3 billion for 2018, unless otherwise changed by subsequent legislative or regulatory action. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, includes a number of financial reforms and regulations that affect our business and financial reporting, including margin requirements and reporting and clearing transactions for our investments in derivative instruments. In addition, the Dodd-Frank Act creates a Federal Insurance Office, with limited powers that include information-gathering and subpoena authority for certain parts of our business, including life insurance, but excluding health insurance. The 2016 presidential and congressional election results have created additional uncertainty regarding the future of the Dodd-Frank Act and increased the potential for changes to the law that may affect our business.
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
The administrative simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Additional federal privacy and security requirements, including breach notification, improved enforcement, and additional limitations on use and disclosure of protected health information were passed through the Health Information Technology for Economic and Clinical Health, or HITECH, Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations. CMS adopted operating rules for two electronic transactions: eligibility for a health plan and health care claims status. These rules had a January 1, 2013 compliance date and we believe we have effectively complied with the requirements.
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
HMO and Insurance Holding Company Laws, including Risk-Based Capital Requirements
We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, enterprise risks, corporate governance and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2016, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC requirements.
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
While the amount and timing of any future assessments cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources with the exception of exposure related to the Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company insolvency as discussed in Note 13, “Commitments and Contingencies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Employees
At December 31, 2016, we had approximately 53,000 employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.
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
Health Care Reform, together with the changes in federal and state regulations that have been, and continue to be, enacted to implement it, or future changes involving the significant modification, repeal or replacement of Health Care Reform could adversely affect our business, cash flows, financial condition and results of operations.
The passage of Health Care Reform and subsequent regulations represent significant changes to the U.S. health care system. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain health insurance coverage, increasing the eligibility thresholds for most state Medicaid programs and providing certain individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. In addition, these laws impose significant fees, assessments and taxes on us and other health insurers, health plans and other industry participants.
Similarly, a number of elected officials at both the federal and state level have proposed substantial changes to the United States’ health care system, including the significant modification, repeal or replacement of Health Care Reform, which could have far-reaching consequences for our business.
One of our most significant costs under Health Care Reform is the annual industry-wide HIP Fee. The total amount due from allocations to health insurers in 2016, 2015 and 2014 was $11.3 billion, $11.3 billion and $8.0 billion, respectively, and our portion of the HIP Fee for 2016, 2015 and 2014 was $1.2 billion, $1.2 billion and $0.9 billion, respectively. The HIP Fee has been suspended for 2017 and is currently scheduled to resume in 2018 at the increased amount of $14.3 billion, with annual adjustments thereafter. Due to the suspension of the HIP Fee for 2017, we may be unable to appropriately price 2017 renewals with policy months occurring in 2018 to appropriately include our portion of the 2018 HIP Fee. The HIP Fee is not deductible for income tax purposes and is allocated pro rata among us and other industry participants based on net premiums written. Health Care Reform also imposed industry-wide reinsurance assessments under a temporary three year program which were $5.0 billion, $8.0 billion and $12.0 billion for 2016, 2015 and 2014, respectively. The reinsurance assessments were based on a national contribution rate assessed, per covered enrollee, upon the commercial health insurance market and sponsors of self-funded health benefit plans. As we are one of the nation's largest health benefits companies, we expect our share of the Health Care Reform fees, assessments and taxes will continue to be significant. We may not be able to include or recoup all or a portion of these fees, assessments and taxes in our premium or public program rates.
Health Care Reform imposes regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; increased restrictions on rescinding coverage; establishment of minimum MLR and customer rebate requirements; creation of a federal rate review process; a requirement to cover preventive services on a first dollar basis; the establishment of public exchanges and essential benefit packages and greater limitations on how we price certain of our products. In addition, the legislation reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time and limits the amount of executive compensation that is deductible for income tax purposes.
The legislation also contains risk adjustment provisions applicable to the Individual and Small Group markets that effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. Effectively adapting to these risk adjustment provisions has required us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be adversely affected. Further, the Health Care Reform Premium Stabilization programs may not make payments timely, or as expected, due to lower than anticipated collections. For example, through 2016, the risk corridor program has fallen short of expectations and, as a result, payments from the program were approximately 14.9% of the amounts that were requested by health insurance issuers for 2014. No payments from the program have been made by HHS against the amounts owed for 2015 and 2016. Although HHS has stated that future collections under the program will be applied to shortfalls from previous years prior to making payments for subsequent years, there can be no assurance that any remaining funds due under this program will be recovered. As we have consistently done since 2014, we have continued our conservative posture of recording a 100% valuation allowance against any unpaid receivables owed to us under the risk corridor program for the 2014, 2015 and 2016 benefit years.
Although Health Care Reform has been substantially implemented, further regulations and modifications to Health Care Reform, including repeal or replacement, could have a significant impact on us through potential disruption to the employer-based market, cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs. We have dedicated material resources and incurred material expenses to implement and comply with Health Care Reform at both the federal and state levels, including significant investments in new products, services and technologies, and we expect to dedicate material resources and incur material expenses going forward to implement and comply with future regulations that provide guidance and clarification on significant portions of the legislation. Health Care Reform and associated regulations are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets.
Similarly, the significant modification, repeal or replacement of Health Care Reform would likely have significant effects on our business and future operations, some of which may adversely affect our results of operations.
Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
We are subject to significant government regulation, and changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations.
Our business is subject to regulation at the federal and state level. In addition to Health Care Reform, we face regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters.
Our insurance, managed health care and HMO subsidiaries are subject to extensive regulation and supervision by regulatory authorities in each state in which they are licensed or authorized to do business, in addition to regulation by federal agencies. Future regulatory action by state or federal authorities could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, a number of our subsidiaries are also subject to regulation by CMS and state Medicaid agencies, and to changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements, benefit coverage requirements and additional governmental participation which could also adversely affect our business, financial condition and results of operations. In addition, changes in tax laws and regulations, or changes in the interpretation of tax laws and regulations by federal and/or state authorities may have a material adverse effect on our business, cash flows, operations or financial condition.
State legislatures will continue to focus on health care delivery and financing issues, especially given proposals for the significant modification, repeal or replacement of Health Care Reform. Such issues are sometimes addressed directly by voters in ballot initiatives, such as the recent ballot initiative in Colorado that attempted to replace health insurers in the state with a single government payer. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate cost increases. As such, some states have acted to reduce or limit increases to premium payments. Others have enacted, or are contemplating, significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. If enacted into law, these state proposals could have a material adverse impact on our business, cash flows, operations or financial condition.

The existence of multiple public insurance exchange options has led to increased uncertainties and made our planning for the public exchanges more difficult as we are required to comply with the varying rules of multiple exchanges. In addition, a number of states in which we offer Medicaid products, including Florida, Georgia, Kansas, South Carolina, Tennessee, Texas, Virginia and Wisconsin, have indicated their current decision to opt out of Medicaid expansion, at least for the present time. Where states allow certain programs to expire or opt out of Medicaid expansion, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to Health Care Reform significantly reduce the Medicaid expansion program, this will negatively impact our Medicaid business.
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
Our inability to contain health care costs, implement increases in premium rates on a timely basis, appropriately price our public exchange products, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business and profitability.
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
Relatively small differences between predicted and actual health care costs as a percentage of premium revenues can result in significant changes in our results of operations, particularly with respect to our products sold through the public exchanges, as we and our competitors have limited experience with pricing such products or the utilization rates for medical or other covered services by members who purchase our products through such exchanges. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from public exchange markets in a number of states. For 2016, we experienced losses in our public exchange business as our products were selected by individuals who have a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for these public exchange products. Although we increased our public exchange premiums for 2017, there can be no assurance that these increases in premiums will adequately address the risk that our products continue to be selected by individuals who utilize medical services at a greater rate than anticipated. Health care benefit costs in excess of our cost projections reflected in our public exchange product pricing cannot be recovered in the current premium period through higher premiums. Although federal risk adjustment mechanisms, including risk adjustment payments, could help offset health care benefit costs in excess of our projections if our assumptions regarding cost trends, utilization, enrollment, adverse selection, acuity and other assumptions utilized in setting our premium rates are significantly different than actual results, our income statement and financial position could be adversely affected. If future modifications to Health Care Reform significantly reduce the federal risk adjustment mechanisms, this will impact our assumptions for the next several years.
In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, the ACA includes an annual rate review requirement to prohibit unreasonable rate increases, and our plans may be excluded from participating in the public exchanges if they are deemed to have a history of “unreasonable” rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates, including retroactive decreases in Medicaid reimbursement rates, delays in premium payments or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.
The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in health care costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and other health care providers. Physicians, hospitals and other health care providers may refuse to contract with us, and the failure to secure or maintain cost-effective health care provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among health care providers, ACO practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our business, cash flows, financial condition and results of operations could be adversely affected.
Our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, do not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render, which can result in significant litigation or arbitration proceedings, or provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged.
A significant reduction in the enrollment in our health benefits programs could have an adverse effect on our business and profitability.
A significant reduction in the number of enrollees in our health benefits programs could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain health care coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed health care services, including Medicare Advantage plans, Medicare Supplement plans, Medicare approved prescription drug plans, Medicaid, TANF, SPD, LTSS, CHIP and ACA-related Medicaid expansion programs. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicare eligible members through our affiliated companies and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in Medicare and Medicaid dual eligible programs in several states. These programs in our Government Business segment have been the subject of recent regulatory reform initiatives, including Health Care Reform. It is difficult to predict the future impact of Health Care Reform on our Government Business segment due to Health Care Reform’s complexity and potential for further modifications. Regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The base premium rate paid by each state or federal agency differs depending upon a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future Medicare and Medicaid rates may be affected by continued government efforts to contain costs as well as federal and state budgetary constraints. If the federal government or any state in which we operate were to decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends or seek an adjustment to previously negotiated rates, it could have a material adverse effect on our business, cash flows, financial condition and results of operations. Further, certain state contracts are subject to cancellation in the event of the unavailability of state funds. In addition, various states’ Medicare and Medicaid dual eligible programs are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these new programs. An unexpected reduction, inadequate government funding or significantly delayed payments for these programs may adversely affect our revenues, cash flow and financial results.
A portion of our premium revenue comes from CMS through our Medicare Advantage and Medicare Part D contracts. As a consequence, our Medicare Advantage and Medicare Part D plans are dependent on federal government funding. The premium rates paid to Medicare plans are established based on benchmarks which are now tied to a percentage of Medicare fee for service, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories and risk scores. In addition, Medicare Advantage and Medicare Part D plans are subject to MLR rules. Continuing government efforts to contain health care related expenditures, including prescription drug cost, and other federal budgetary constraints that result in changes in the Medicare program, including changes with respect to funding, could lead to reductions in the amount of reimbursement, or other changes that could have a material adverse effect on our business, cash flows, financial condition and results of operations. Risks associated with the Medicare Advantage and Medicare Part D plans include increased medical or pharmaceutical costs, overpayments identified as a result of ongoing auditing and monitoring activities, potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, and limited enrollment periods. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations. There is also the possibility that Medicare Advantage Special Needs plans, which are authorized through December 31, 2018, will not be re-authorized by Congress. If the Special Needs plans are not re-authorized, there could be a loss of revenue and it would become more difficult to coordinate Medicare benefits with other coverage. Finally, there is the possibility that the Medicare Advantage program could be significantly impacted by any future modification, repeal or replacement of Health Care Reform,
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements specific to federal and state program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties, liquidated damages and retrospective adjustments in payments made to our health plans, that could impact our profitability. In addition, we could be required to file a corrective plan of action with additional penalties for noncompliance, including a negative impact on future membership enrollment levels. Further, certain of our CMS and state Medicaid contracts are subject to a competitive procurement process. If our existing contracts are not renewed, or if we are not awarded new contracts as a result of the competitive procurement process, it could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Further, the Medicare Advantage Star Ratings System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our results of operations, as higher rated plans tend to experience increased enrollment and plans with a star rating of 4.0 or higher are eligible for quality-based bonus payments. Our star ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. If our star ratings decline, fail to meet or exceed our competitors’ ratings or fall short of our expectations, or if quality-based bonus payments associated with star ratings are reduced or eliminated, our financial performance may be adversely impacted.
In addition to the contractual requirements affecting our participation in Medicaid and Medicare programs, we are also subject to various federal and state health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs. Failure to comply with these laws and regulations could result in investigations, litigation, fines, restrictions on, or exclusions from, program participation, the imposition of corporate integrity agreements or other agreements with a federal or state governmental agency that could adversely impact our business, cash flows, financial condition and results of operations.
We are regularly subject to CMS audits of our Medicare Advantage plans to validate the diagnostic data and patient claims, as well as audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor, or RAC. These audits could result in retrospective adjustments in payments made to our health plans. In addition to these federal programs, a number of states have implemented Medicaid RAC programs which were authorized by the ACA. State RAC programs could increase the number of audits and any subsequent recoupment by the federal and state governments, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a CMS or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
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
On July 23, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, under which we will acquire all of the outstanding shares of Cigna. The acquisition is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The acquisition is also subject to other risks and uncertainties. If the acquisition is not consummated within the expected time frame, or at all, it could have a negative effect on our ability to execute on our growth strategy or on our financial performance.
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
Cigna’s pursuit of litigation to terminate the Merger Agreement and seeking damages against us, together with our own litigation against Cigna, could cause us to incur substantial costs, may present material distractions and, if decided adverse to Anthem, could negatively impact our financial position.
As described in Note 3, Business Acquisitions and Divestiture - Pending Acquisition of Cigna Corporation, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 14, 2017, Cigna commenced litigation for a declaratory judgment that its purported termination of the Merger Agreement was lawful and seeking damages against us. We promptly filed our own litigation against Cigna seeking to compel Cigna’s specific performance of the Merger Agreement and damages against Cigna. These lawsuits could result in substantial costs to us, including litigation costs and potential settlement costs. Further, due to the potential significance of the allegations and damages claimed by Cigna, we expect that our officers will spend substantial time focused on the litigation. Our defense against Cigna’s claims, the pursuit of our claims or the settlement, or failure to reach a settlement, for any claims may result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations, cash flows and market price.

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
The health benefits industry is subject to negative publicity, which can arise from, among other things, the ongoing debate over Health Care Reform, industry consolidation, increases in premium rates and the decision of many insurers to withdraw from, or significantly curtail their participation in, public exchanges. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by adversely affecting our ability to market our products and services, requiring us to change our products and services, or increasing the regulatory burdens under which we operate.
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
As a health benefits company, we operate in a highly competitive environment and in an industry that is subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. For example, we began to compete for sales on public exchanges in 2014, which has required, and will continue to require, us to develop or acquire the tools, including social media tools, necessary to interact with the exchanges and with consumers using the exchanges, increase our focus on individual customers and improve our consumer-focused sales and marketing, customer interfaces and product offerings. These factors have produced and will likely continue to produce significant pressures on our profitability.
We also will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants. Due to the price transparency provided by public exchanges, we face competitive pressures from new and existing competitors in the market for individual health insurance. These risks may be enhanced if employers shift to defined contribution health care benefits plans and make greater utilization of private insurance exchanges or encourage their employees to purchase health insurance on the public exchanges. We can provide no assurance that we will be able to compete successfully on these public exchanges or that we will be able to benefit from any opportunities presented by such exchanges. If we are not competitive on these public exchanges or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely impacted.

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
Our success depends on our ability to attract and retain qualified employees to meet current and future needs, integrating and engaging employees who have joined us through acquisitions and achieving productivity gains from our investment in technology. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Our health care products that involve greater potential risk generally tend to be more profitable than administrative services products and those health care products where the employer groups assume the underwriting risks. Individuals and small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products. In addition, our products sold on the public exchanges have been less profitable than our other insurance products. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our financial condition and results of operations.
If we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to grow may be adversely affected.
As a result of significant changes to traditional health insurance in recent years brought about by Health Care Reform and other factors, the health insurance industry has experienced a significant shift in membership to insurance products with lower margins. Moreover, the significant modification, repeal or replacement of Health Care Reform could have far-reaching consequences for our business. In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our specialty products, such as dental, vision and other supplemental products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products from our competitors, our ability to profitably grow our business could be adversely affected.
As a holding company, we are dependent on dividends from our subsidiaries. These dividends are necessary to pay our outstanding indebtedness. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.
We are a holding company whose assets include the outstanding shares of common stock (or other ownership interest) of our subsidiaries including our intermediate holding companies and regulated insurance and HMO subsidiaries. Our subsidiaries are separate legal entities. As a holding company, we depend on dividends from our subsidiaries. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares or pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
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
If the Cigna acquisition is consummated, we expect to have incurred acquisition-related indebtedness of approximately $26.5 billion and to have assumed approximately $5.1 billion of Cigna’s outstanding debt. Our substantially increased indebtedness and debt-to-equity ratio on a recent historical basis will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and may increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources may be greater than the percentages of cash flows required to service our indebtedness or the indebtedness of Cigna individually prior to the acquisition. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, share repurchases, shareholder dividends, other desirable business opportunities and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
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
In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted or arising out of our operations or our 2001 demutualization, including, but not limited to, breaches of security and violations of privacy requirements (including as a result of the cyber attack reported by us in February 2015, as more fully described under Note 13, “Commitments and Contingencies - Cyber Attack Incident,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets. From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges to the award of government contracts by disappointed bidders. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations or financial position.
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
Our future obligations for state guaranty association assessments could increase in the event of increased insolvencies of health insurance plans.
Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when a health insurance plan becomes insolvent. Most state insolvency or guaranty association laws provide for assessments based upon the amount of premiums received on insurance underwritten within such state. Although health insurance company insolvencies have been infrequent, we have experienced increased assessments in recent years after a number of smaller health insurance companies and Consumer Operated and Oriented Plans failed to establish premiums that were sufficient to cover the cost of care for their members. We may continue to experience increased assessments in the future if premiums established by other companies for their health insurance products, including certain long-term care products, are inadequate to cover the cost of care. We are not currently able to estimate our potential financial obligations, losses, or the availability of potential offsets associated with potential increases in guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition and results of operations.
There are various risks associated with providing health care services.
The direct provision of health care services by our CareMore subsidiary involves risks of additional litigation arising from medical malpractice actions based on our treatment decisions or brought against us or our physician associates for alleged malpractice or professional liability claims arising out of the delivery of health care and related services. In addition, liability may arise from maintaining health care premises that serve the public. If we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our cash flows, financial condition and results of operations.
Additionally, many states in which our CareMore subsidiary operates limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians (“corporate practice of medicine”) and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws, including those covering our Medicare and Medicaid plans, prohibit the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities, including, but not limited to, Medicare patients, and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity. Any enforcement actions by governmental officials alleging non-compliance with these rules and regulations could adversely affect our business, cash flows, financial condition and results of operations.
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
Upon termination of a license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. As of December 31, 2016, we reported 30.0 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.9 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, financial condition and results of operations.
Regional concentrations of our business may subject us to economic downturns in those regions.
The states in which we operate that have the largest concentrations of revenues include California, Georgia, Indiana, New York, Ohio, Texas and Virginia. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state specific or regional economic downturns impacting these states. If such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
The following are some of the risks associated with mergers, acquisitions, joint ventures and strategic alliances, referred to collectively as business combinations, that could have a material adverse effect on our business, cash flows, financial condition and results of operations:

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

•
business combinations, and proposed business combinations that are not completed, could disrupt our ongoing business, lead to the incurrence of significant fees, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies and procedures;

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
Due largely to our past mergers, acquisitions and divestitures, goodwill and other intangible assets represent a substantial portion of our assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our consolidated balance sheets. The value we place on intangible assets may be adversely impacted if acquired businesses fail to perform in a manner consistent with our assumptions.
In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
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
During periods of increased volatility, adverse securities and credit markets may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from the issuance of common stock under our employee stock plans.
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
The market values of our investments vary from time to time depending on economic and market conditions. For various reasons, we may sell certain of our investments at prices that are less than the carrying value of the investments. During periods in which interest rates are relatively low, as in recent years, our investment income could be adversely impacted. In addition, in periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. In periods of rising interest rates, the market values of our fixed maturity securities will generally decrease, which could result in material unrealized or realized losses on investments in future periods. In addition, defaults by issuers, primarily from investments in corporate and municipal bonds, who fail to pay or perform their obligations, could reduce net investment income, which would adversely affect our profitability. We cannot assure you that our investment portfolios will produce positive returns.

In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Current and long-term available-for-sale investment securities represented a significant percentage of our total consolidated assets at December 31, 2016.
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
At each financial reporting date, we evaluate our deferred tax assets to determine the likely realization of the benefit of the temporary differences. Our evaluation includes a review of the types of temporary differences that created the deferred tax asset; the amount of taxes paid on both capital gains and ordinary income in prior periods and available for a carry-back claim; the forecasted future taxable income, and therefore, the likely future deduction of the deferred tax item; and any other significant issues that might impact the realization of the deferred tax asset. If it is more likely than not that all or a portion of the deferred tax asset may not be realized, we establish a valuation allowance. Significant judgment is required in determining an appropriate valuation allowance.
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
Failure to adequately implement and maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive and cost disadvantages to us compared to our competitors, a diversion of management’s time and could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain our information systems and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, incur disputes with customers and providers, incur regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership.
We are dependent on the success of our relationships with third parties for various services and functions, including PBM services.
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
In particular, we are a party to an agreement with Express Scripts whereby Express Scripts is the exclusive provider of certain PBM services to our plans, excluding our CareMore subsidiary and certain self-insured members, who have exclusive agreements with different PBM service providers. The Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. The failure of either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. As more fully described under Note 13, “Commitments and

Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we filed suit against Express Scripts in March 2016 alleging breaches of the agreement, and Express Scripts filed a countersuit. If this relationship was terminated, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations, particularly if Express Scripts failed to provide post-termination services. In addition, our failure to meet certain minimum script volume requirements results in financial penalties that could have a material adverse effect on our results of operations.
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
We are regulated as an insurance holding company and subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled, as well as similar provisions included in the health statutes and regulations of certain states where these subsidiaries are regulated as managed care companies or HMOs. The insurance holding company acts and regulations and these similar health provisions restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes and regulations, without such approval or an exemption, no person may acquire any voting security of a domestic insurance company or HMO, or an insurance holding company which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company, insurance company or HMO. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Further, the Indiana business corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.
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
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this location, we have significant operating facilities located in each of the fourteen states where we operate as licensees of the BCBSA, in each of the additional ten states where Amerigroup conducts business and in the additional state of Arizona where CareMore conducts business. A majority of these locations are leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Prices
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ANTM.” On February 10, 2017, the closing price on the NYSE was $162.32. As of February 10, 2017, there were 67,279 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2016
First Quarter	$144.69	$115.63
Second Quarter	148.00	122.91
Third Quarter	143.18	122.52
Fourth Quarter	148.26	114.85
2015
First Quarter	$160.64	$122.86
Second Quarter	173.59	148.29
Third Quarter	165.93	134.62
Fourth Quarter	149.87	126.25
Dividends
The quarterly cash dividend declared by our Board of Directors was $0.6500, $0.6250, and $0.4375, per share in 2016, 2015 and 2014, respectively. On February 22, 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.6500 per share.
We regularly review the appropriate use of capital, including acquisitions, common stock and debt security repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Further, our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our subsidiaries, including Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC, Anthem Partnership Holding Company, LLC and SellCore, Inc. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.
Under the terms of the Merger Agreement with Cigna, during the period before completion of the merger, we will not declare, set aside, make or pay any dividend with respect to our capital stock, other than (1) regular quarterly cash dividends with declaration, record and payment dates consistent with past practice and in accordance with our dividend policy as of the date of the Merger Agreement and (2) dividends payable by a directly or indirectly wholly owned subsidiary to Anthem or to another directly or indirectly wholly owned subsidiary of Anthem. The cash dividend declared by our Board of Directors on February 22, 2017 was in accordance with the terms of the Merger Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2016 to October 31, 2016	7,712	$123.03	—	$4,175.9
November 1, 2016 to November 30, 2016	963	121.52	—	4,175.9
December 1, 2016 to December 31, 2016	7,765	144.80	—	4,175.9
	16,440		—

1
Total number of shares purchased represents shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. There were no share repurchases under the common stock repurchase program during the year ended December 31, 2016. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2011 through December 31, 2016, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2011 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
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

Comparison of 5 Year Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Anthem, Inc.
S&P 500 Index
S&P Managed Health Care Index

	December 31,
	2011	2012	2013	2014	2015	2016
Anthem, Inc.	$100	$94	$145	$200	$226	$237
S&P 500 Index	100	116	154	175	177	198
S&P Managed Health Care Index	100	106	157	209	255	305

Based upon an initial investment of $100 on December 31, 2011 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2016. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2016 included in Part II, Item 8 “Financial Statements and Supplementary Data,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31
	2016	2015 [1]	2014 [2]	2013 [2]	2012 [1,2]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[3]	$84,194.0	$78,404.8	$73,021.7	$70,191.4	$60,514.0
Total revenues	84,863.0	79,156.5	73,874.1	71,023.5	61,497.2
Income from continuing operations	2,469.8	2,560.0	2,560.1	2,634.3	2,651.0
Net income	2,469.8	2,560.0	2,569.7	2,489.7	2,655.5
Per Share Data
Basic net income per share - continuing operations	$9.39	$9.73	$9.28	$8.83	$8.25
Diluted net income per share - continuing operations	9.21	9.38	8.96	8.67	8.17
Dividends per share	2.60	2.50	1.75	1.50	1.15
Other Data (unaudited)
Benefit expense ratio[4]	84.8%	83.3%	83.1%	85.1%	85.3%
Selling, general and administrative expense ratio[5]	14.9%	16.0%	16.1%	14.2%	14.3%
Income from continuing operations before income taxes as a percentage of total revenues	5.4%	5.9%	5.9%	5.4%	6.3%
Net income as a percentage of total revenues	2.9%	3.2%	3.5%	3.5%	4.3%
Medical membership (in thousands)	39,919	38,599	37,499	35,653	36,130
Balance Sheet Data
Cash and investments	$25,519.0	$23,124.7	$23,777.7	$22,395.9	$22,464.6
Total assets	65,083.1	61,717.8	61,676.3	59,095.3	58,610.7
Long-term debt, less current portion	14,358.5	15,324.5	14,019.6	13,477.4	14,069.3
Total liabilities	39,982.7	38,673.7	37,425.0	34,330.1	34,808.0
Total shareholders’ equity	25,100.4	23,044.1	24,251.3	24,765.2	23,802.7

1
The net assets of and results of operations for Simply Healthcare Holdings, Inc. and AMERIGROUP Corporation are included from their respective acquisition dates of February 17, 2015 and December 24, 2012.

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
Overview
We manage our operations through three reportable segments: Commercial and Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As a result, these reportable segments may change in the future.
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
Our Other segment includes other businesses that do not individually meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to the other reportable segments.
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
Our selling expense consists of external broker commission expenses, and generally varies with premium or membership volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels and thus, associated compensation expense. Other variable costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.
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
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We are party to a bridge facility commitment letter and a joinder agreement with a group of lenders which provides up to $19,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $19,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition. We expect that our pro forma debt-to-capital ratio will approximate 49% following the closing of the Acquisition and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing. We also expect to maintain our common stock dividend and we will maintain flexibility with our share repurchase program. The Acquisition is subject to certain state regulatory approvals, other standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act. For additional information, see "Risk Factors" included in Part I, Item 1A; and Note 3, “Business Acquisitions and Divestiture - Pending Acquisition of Cigna Corporation" included in Part II, Item 8 of this Annual Report on Form 10-K.
In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the Acquisition. Trial commenced in November 2016 and concluded in January 2017. On January 18, 2017, we provided notice to Cigna that we had elected to extend the termination date under the Merger Agreement from January 31, 2017 until April 30, 2017. On February 8, 2017, the District Court ruled in favor of the DOJ, and following our motion to expedite the appeal, which was granted on February 17, 2017, we promptly appealed the District Court's ruling to the U.S. Circuit Court of Appeals for the District of Columbia Circuit, or the Appellate Court. On February 14, 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages. On February 15, 2017, the Delaware Court granted our motion for a temporary restraining order and issued an order enjoining Cigna from terminating the Merger Agreement. The temporary restraining order became effective immediately and will remain in place pending any further order from the Delaware Court. A hearing will be scheduled the week of April 10, 2017. We intend to vigorously defend the Acquisition in both the Circuit Court and the Delaware Court and remain committed to completing the Acquisition as soon as practicable. If the Merger Agreement is terminated because the required regulatory approvals cannot be obtained, under certain conditions, we could be obligated to pay a $1,850.0 termination fee to Cigna.
On February 17, 2015, we completed our acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment. For additional information about this acquisition, see Note 3, “Business Acquisitions and Divestiture - Acquisition of Simply Healthcare" included in Part II, Item 8 of this Annual Report on Form 10-K.
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, became law, causing significant changes to the U.S. health care system. Since then, significant regulations have been enacted by the U.S. Department of Health and Human Services, or HHS, the Department of Labor and the Department of the Treasury. The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by mandating that most individuals obtain health insurance coverage, increasing the eligibility thresholds for most state Medicaid programs and providing certain individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impact on health care in the United States, the continuing modification and interpretation of Health Care Reform rules and the potential for significant future changes to the law, we continue to analyze and refine our estimates of the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. Health Care Reform presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state level have proposed significant modification to existing laws and regulations, including the potential repeal or replacement of Health Care Reform. For additional discussion, see Part I, Item 1 “Business - Regulation,” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Pricing in our Commercial and Specialty Business segment, including our Individual and Small Group lines of business, remains competitive and we strive to price our health care benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes have positioned us to benefit from the potential growth opportunities available in fully-insured commercial products as a result of Health Care Reform and any subsequent changes to the current regulatory scheme. In the Individual and Small Group markets, we offer on-exchange products through state or federally facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal premium subsidies are available for certain members, subject to income and family size, who purchase public exchange products. We believe that our pricing strategy, brand name and network quality will provide a strong foundation for commercial risk membership growth opportunities in the future.
In our Individual markets we offer bronze, silver and gold products, both on and off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Additionally, we offer platinum products, both on and off the public exchanges, in California and New York.
In our Small Group markets, we offer bronze, silver and gold products, off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. We offer platinum products, off the public exchanges, in California, Colorado, Connecticut, Georgia, Indiana, Kentucky, New York, Virginia and Wisconsin. We offer bronze, silver and gold products, on the public exchanges, in Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio and Virginia. Additionally, we offer platinum products on the public exchange in Connecticut.
Private exchanges have gained visibility in the marketplace based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, in more recent years the Commercial market has received an increased level of attention from the consulting and broker communities as well as health insurance carriers. In response, we have continued our broad-based strategy of offering Anthem Health Marketplace's consumer experience platform to groups, while also participating in four large national consultant-led exchanges, several regional broker-led exchanges and various Individual, Commercial and Medicare exchanges. To date, adoption levels in the Commercial market overall have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain in this space, we continue to believe we are well positioned to adapt with the market as it evolves.
Health Care Reform imposes regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; increased restrictions on rescinding coverage; establishment of minimum medical loss ratio, or MLR, and customer rebate requirements; establishment of a mandatory annual Health Insurance Provider Fee, or HIP Fee; creation of a federal rate review process; a requirement to cover preventive services on a first dollar basis; the establishment of public exchanges and essential benefit packages and greater limitations on how we price certain of our products. In addition, the legislation reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time and limits the amount of executive compensation that is deductible for income tax purposes.
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
Beginning in 2014, Health Care Reform imposed an annual HIP Fee on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers was $11,300.0 for each of 2016 and 2015 and $8,000.0 for 2014. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee for 2016, 2015 and 2014 was $1,176.3, $1,207.5 and $893.3, respectively. The annual HIP Fee to be allocated to all health insurers has been suspended for 2017 and is scheduled to resume and be increased to $14,300.0 for 2018, without subsequent legislative or regulatory action. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year.
These and other provisions of Health Care Reform are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of Health Care Reform including any substantial changes to existing laws or regulations that may impact our business. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business—Regulation” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
We are also subject to regulations that may result in assessments under state insurance guaranty association laws. The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. In 2009, the Pennsylvania Insurance Commissioner placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. After failing to develop a viable rehabilitation plan, the Pennsylvania Insurance Commissioner filed a petition to convert the rehabilitation to a liquidation, with the liquidation expected to commence following the coordination of certain scheduling matters. When Penn Treaty is placed in liquidation, we and other insurers will be obligated to pay a portion of their policyholder claims through state guaranty association assessments in future periods. At December 31, 2016, we estimate our portion of the assessments for the Penn Treaty insolvency will approximate $190.0 to $220.0. In accordance with FASB guidance, the ultimate amount of the assessments will be recognized as an expense in the period in which a court ordered liquidation is entered. Payment of the assessments will be largely recovered through premium billing surcharges and premium tax credits over future years.
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
Executive Summary
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.9 medical members through our affiliated health plans as of December 31, 2016. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and Western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, and Washington. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
On January 31, 2014, we sold our 1-800 CONTACTS, Inc. business and our glasses.com related assets, or collectively, 1-800 CONTACTS. The operating results for 1-800 CONTACTS for the one month ended January 31, 2014 are reported as discontinued operations within the consolidated statements of income included in Part II, Item 8 of this Annual Report on Form 10-K. These results were previously reported in the Commercial and Specialty Business segment. Unless otherwise specified, all financial information disclosed in this MD&A is from continuing operations, other than net income, diluted earnings per share and cash flows. In accordance with FASB guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, “Business Acquisitions and Divestiture - Divestiture of 1-800 CONTACTS," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Operating revenue for the year ended December 31, 2016 was $84,194.0, an increase of $5,789.2, or 7.4%, from the year ended December 31, 2015. The increase in operating revenue was primarily a result of higher premium revenue in both our Government Business and Commercial and Specialty Business segments, and, to a lesser extent, increased administrative fees in our Commercial and Specialty Business segment. These increases were partially offset by lower administrative fees in our Government Business segment.
Net income for the year ended December 31, 2016 was $2,469.8, a decrease of $90.2, or 3.5%, from the year ended December 31, 2015. The decrease in net income was primarily due to lower operating results in our Government Business segment, an increase in transaction costs associated with our pending acquisition of Cigna, a decrease in net earnings from investment activities and an increase in interest expense.
Our diluted earnings per share, or EPS, for the year ended December 31, 2016 was $9.21, a decrease of $0.17, or 1.8%, from the year ended December 31, 2015. Our diluted shares for the year ended December 31, 2016 were 268.1, a decrease of 4.8, or 1.8% compared to the year ended December 31, 2015. The decrease in EPS resulted from the decrease in net income, partially offset by the impact of a lower number of shares outstanding in 2016.

Operating cash flow for the year ended December 31, 2016 was $3,204.5, or 1.3 times net income. Operating cash flow for the year ended December 31, 2015 was $4,116.0, or 1.6 times net income. The decrease in operating cash flow from 2015 of $911.5 was primarily attributable to an increase in claims payments due to higher medical cost experience and growth in membership. The decrease was further due to the timing of claim reimbursements from our self-insured customers. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and growth in membership. The decrease was further offset by an increase in pharmacy rebates received.
Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate operating revenue and operating gain to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating performance and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income from continuing operations before income tax expense, see Note 19, "Segment Information," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Significant Transactions
While Health Care Reform has caused significant changes to the U.S. health care system in recent years, the significant transactions that have occurred over the last three years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Pending acquisition of Cigna;

•	Acquisition of Simply Healthcare (2015);

•
Board of Directors declaration of dividends on common stock (2014 through February 2017); authorization for repurchases of our common stock (2017 and prior); and debt repurchases and new debt issuance (2015 and prior); and

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

•
Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare members and Employer Group Medicare Advantage members, or retired members of Local Group accounts who have selected a Medicare Advantage product. Local Group accounts are generally sold through brokers or consultants working with industry specialists from our in-house sales force and are offered both on and off the public exchanges. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 38.7%, 39.5% and 40.4% of our medical members at December 31, 2016, 2015 and 2014, respectively.

•
Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 4.2%, 4.3% and 4.8% of our medical members at December 31, 2016, 2015 and 2014, respectively.

•
National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We believe we have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies at their competitive local market rates. In addition, Employer Group Medicare Advantage members related to National Accounts groups are reported as part of National Accounts membership. The Employer Group Medicare Advantage members represent less than 1.0% of National Accounts membership. National Accounts represented 19.4%, 19.1% and 19.1% of our medical members at December 31, 2016, 2015 and 2014, respectively.

•
BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive health care services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 13.9%, 14.0% and 14.1% of our medical members at December 31, 2016, 2015 and 2014, respectively.

•
Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with end stage renal disease. We also include in the Medicare category members enrolled in our dual eligible Medicare-Medicaid Plans, or MMPs, in the states where we participate. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 3.6%, 3.7% and 3.7% of our medical members at December 31, 2016, 2015 and 2014, respectively.

•
Medicaid membership represents eligible members who receive health care benefits through publicly funded health care programs, including Medicaid, TANF, SPD, LTSS, CHIP and Medicaid expansion programs. Total Medicaid program business accounted for 16.4%, 15.3% and 13.8% of our medical members at December 31, 2016, 2015 and 2014, respectively.

•
FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 3.9%, 4.1% and 4.1% of our medical members at December 31, 2016, 2015 and 2014, respectively.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2016, 2015 and 2014. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2016 vs. 2015		2015 vs. 2014
(In thousands)	2016	2015	2014	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	15,429	15,241	15,137	188	1.2%	104	0.7%
Individual	1,664	1,675	1,793	(11)	(0.7)%	(118)	(6.6)%
National:
National Accounts	7,741	7,355	7,155	386	5.2%	200	2.8%
BlueCard®	5,550	5,407	5,279	143	2.6%	128	2.4%
Total National	13,291	12,762	12,434	529	4.1%	328	2.6%
Medicare	1,438	1,439	1,404	(1)	(0.1)%	35	2.5%
Medicaid	6,527	5,914	5,193	613	10.4%	721	13.9%
FEP	1,570	1,568	1,538	2	0.1%	30	2.0%
Total Medical Membership	39,919	38,599	37,499	1,320	3.4%	1,100	2.9%
Funding Arrangement
Self-Funded	24,688	23,666	22,800	1,022	4.3%	866	3.8%
Fully-Insured	15,231	14,933	14,699	298	2.0%	234	1.6%
Total Medical Membership	39,919	38,599	37,499	1,320	3.4%	1,100	2.9%
Reportable Segment
Commercial and Specialty Business	30,384	29,678	29,364	706	2.4%	314	1.1%
Government Business	9,535	8,921	8,135	614	6.9%	786	9.7%
Total Medical Membership	39,919	38,599	37,499	1,320	3.4%	1,100	2.9%
Other Membership
Life and Disability Members	4,732	4,849	4,762	(117)	(2.4)%	87	1.8%
Dental Members	5,486	5,206	4,995	280	5.4%	211	4.2%
Dental Administration Members	5,294	5,282	4,918	12	0.2%	364	7.4%
Vision Members	6,388	5,641	5,096	747	13.2%	545	10.7%
Medicare Advantage Part D Members	629	622	690	7	1.1%	(68)	(9.9)%
Medicare Part D Standalone Members	350	371	467	(21)	(5.7)%	(96)	(20.6)%
December 31, 2016 Compared to December 31, 2015
Medical Membership (in thousands)
During the year ended December 31, 2016, total medical membership increased 1,320, or 3.4%, primarily due to increases in our Medicaid, National Accounts, Local Group and BlueCard® membership.
Self-funded medical membership increased 1,022, or 4.3%, primarily due to increases in our National Accounts, Large Group accounts and BlueCard® membership.
Fully-insured membership increased 298, or 2.0%, primarily due to growth in our Medicaid business, partially offset by declines in Local Group fully-insured membership.

Local Group membership increased 188, or 1.2%, primarily due to growth in our Large Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded administrative service only, or ASO contracts. The increase was partially offset by attrition in our fully-insured product offerings resulting from competitive pressures and conversions to self-funded ASO contracts.
Individual membership decreased 11, or 0.7%, primarily due to attrition in non-ACA-compliant product offerings, partially offset by growth in ACA-compliant off- and on-exchange product offerings.
National Accounts membership increased 386, or 5.2%, primarily due to the implementation of new large multi-state employer group contracts and expansion in existing employer group accounts.
BlueCard® membership increased 143, or 2.6%, primarily due to higher membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 1, or 0.1%, primarily due to membership losses from strategic market exits, partially offset by growth in certain existing markets.
Medicaid membership increased 613, or 10.4%, primarily due to new business expansions and organic growth in existing markets.
FEP membership increased 2, or 0.1%, primarily due to higher sales during the open enrollment period.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership decreased 117, or 2.4%, primarily due to higher lapses in our fully-insured Local Group business.
Dental membership increased 280, or 5.4%, primarily due to new sales and growth in our Local Group and ACA-compliant Individual product offerings.
Dental administration membership increased 12, or 0.2%, primarily due to membership expansion under current contracts.
Vision membership increased 747, or 13.2%, primarily due to growth in our Local Group, National accounts and ACA-compliant Individual product offerings.
Medicare Advantage Part D membership increased 7, or 1.1%, primarily due to higher sales during the open enrollment period.
Medicare Part D standalone membership decreased 21, or 5.7%, primarily due to our product repositioning strategies and select strategic actions in certain markets.
December 31, 2015 Compared to December 31, 2014
Medical Membership (in thousands)
During the year ended December 31, 2015, total medical membership increased 1,100, or 2.9%, primarily due to increases in our Medicaid, National Accounts, BlueCard® and Local Group membership, partially offset by decreases in our Individual membership.
Self-funded medical membership increased 866, or 3.8%, primarily due to increases in our Local Group self-funded accounts as a result of new sales and conversions of fully-insured contracts to self-funded ASO contracts, and growth in our National Accounts and BlueCard® membership.

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

Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the year ended December 31, 2016 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we estimate that our aggregate cost of care trend was in the lower end of the 7.0% to 7.5% range for the full year of 2016. We anticipate that medical cost trends will be in the range of 6.5% to 7.0% in 2017.
Outpatient and professional utilization have been consistent with prior years. Inpatient and pharmacy utilization have been lower than in prior years. Consistent with prior years, provider rate increases were a primary driver of medical cost trends. We continually negotiate with hospitals and physicians to manage these cost trends. We commonly negotiate multi-year contracts with hospitals and physicians, minimizing annual fluctuations in medical cost trend. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Unit cost increases, as well as increases in high cost specialty drug offerings and usage, were also a driver of pharmacy cost. For example, high cost Hepatitis C drug therapies continued to put upward pressure on pharmacy trend. We have negotiated to lower the cost of these Hepatitis C drug therapies and continue to review clinical appropriateness of these new Hepatitis C drug therapies to ensure members receive the most appropriate treatment and length of therapy.
In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand care management programs. We are taking a leadership role in the area of payment reform as evidenced by our Enhanced Personal Health Care program. By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping to improve patient care while lowering costs.
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

•
Specialty Drug Site of Care - This program, when clinically appropriate and safe, uses clinical site of care review to encourage utilization of certain specialty drugs in more effective settings such as physician offices, ambulatory infusion suites and in the home using home infusion therapy.

•
Fraud and Abuse - This program, through investigation and identification of providers with an invalid medical license and/or expired prescribing privileges, seeks to prevent improper payment of medical or pharmacy claims.

Consolidated Results of Operations
Our consolidated summarized results of operations for the years ended December 31, 2016, 2015 and 2014 are discussed in the following section.

				Change
	Years Ended December 31			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Total operating revenue	$84,194.0	$78,404.8	$73,021.7	$5,789.2	7.4%	$5,383.1	7.4%
Net investment income	779.5	677.6	724.4	101.9	15.0%	(46.8)	(6.5)%
Net realized gains on financial instruments	4.9	157.5	177.0	(152.6)	(96.9)%	(19.5)	(11.0)%
Other-than-temporary impairment losses on investments	(115.4)	(83.4)	(49.0)	(32.0)	(38.4)%	(34.4)	(70.2)%
Total revenues	84,863.0	79,156.5	73,874.1	5,706.5	7.2%	5,282.4	7.2%
Benefit expense	66,834.4	61,116.9	56,854.9	5,717.5	9.4%	4,262.0	7.5%
Selling, general and administrative expense	12,557.9	12,534.8	11,748.4	23.1	0.2%	786.4	6.7%
Other expense[1]	915.3	873.8	902.7	41.5	4.7%	(28.9)	(3.2)%
Total expenses	80,307.6	74,525.5	69,506.0	5,782.1	7.8%	5,019.5	7.2%
Income from continuing operations before income tax expense	4,555.4	4,631.0	4,368.1	(75.6)	(1.6)%	262.9	6.0%
Income tax expense	2,085.6	2,071.0	1,808.0	14.6	0.7%	263.0	14.5%
Income from continuing operations	2,469.8	2,560.0	2,560.1	(90.2)	(3.5)%	(0.1)	—%
Income from discontinued operations, net of tax[2]	—	—	9.6	—	NM3	(9.6)	NM3
Net income	$2,469.8	$2,560.0	$2,569.7	$(90.2)	(3.5)%	$(9.7)	(0.4)%

Average diluted shares outstanding	268.1	272.9	285.9	(4.8)	(1.8)%	(13.0)	(4.5)%
Diluted net income per share:
Diluted - continuing operations	$9.21	$9.38	$8.96	$(0.17)	(1.8)%	$0.42	4.7%
Diluted - discontinued operations[2]	—	—	0.03	—	NM3	(0.03)	NM3
Diluted net income per share	$9.21	$9.38	$8.99	$(0.17)	(1.8)%	$0.39	4.3%
Benefit expense ratio[4]	84.8%	83.3%	83.1%		150bp5		20bp5
Selling, general and administrative expense ratio[6]	14.9%	16.0%	16.1%		(110)bp5		(10)bp5
Income from continuing operations before income taxes as a percentage of total revenue	5.4%	5.9%	5.9%		(50)bp5		0bp5
Net income as a percentage of total revenue	2.9%	3.2%	3.5%		(30)bp5		(30)bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and gain/loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2016, 2015 and 2014 were $78,860.1, $73,385.1 and $68,389.8, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Total operating revenue increased $5,789.2, or 7.4%, to $84,194.0 in 2016, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were largely due to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership increases in our Medicaid and ACA-compliant off- and on-exchange Individual business product offerings. Additionally, adjustments to accruals for the Health Care Reform risk adjustment premium stabilization program and increased reimbursed benefit utilization in our FEP business contributed to the increase in premiums. The increase in premiums was partially offset by the declines in fully-insured membership in our Small Group business and lapses in non-ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses.
Net investment income increased $101.9, or 15.0%, to $779.5 in 2016, primarily due to higher income from alternative investments.
Net realized gains on financial instruments decreased $152.6, or 96.9%, to $4.9 in 2016, primarily due to an increase in net realized losses on derivative financial instruments, largely as a result of losses recognized on options entered in to economically hedge the variability of cash flows in the interest payments on anticipated future financings. The decrease was further due to lower net realized gains on sales of equity securities. These decreases were partially offset by an increase in net realized gains on sales of fixed maturity securities.
Other-than-temporary impairment losses on investments increased $32.0, or 38.4%, to $115.4 in 2016, primarily due to an increase in impairment losses on fixed maturity securities, partially offset by a decrease in impairment losses on equity securities.
Benefit expense increased $5,717.5, or 9.4%, to $66,834.4 in 2016, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicaid business and ACA-compliant off- and on-exchange Individual business product offerings. These increases were partially offset by the declines in fully-insured membership in our Small Group business and non-ACA-compliant Individual business product offerings.
Our benefit expense ratio increased 150 basis points to 84.8% in 2016. The increase in the ratio was largely driven by our Medicaid business due to increases in medical cost experience that exceeded the impact of premium rate adjustments, higher than expected medical cost experience in the Iowa market, which we began serving in 2016, and increases in membership as our Medicaid business has a higher benefit expense ratio than our consolidated average. The increase in the ratio was further due to higher medical costs experience in our Individual and Local Group businesses. These increases were partially offset by adjustments to estimates of prior year accruals related to the Health Care Reform risk adjustment premium stabilization program and improved medical cost performance in our Medicare business.
Selling, general and administrative expense was $12,557.9 and $12,534.8 in 2016 and 2015, respectively. Our selling, general and administrative expense ratio decreased 110 basis points to 14.9% in 2016. The decrease in the ratio was primarily a result of lower costs related to expense efficiency initiatives and the increase in operating revenue, including the impact of Medicaid membership growth in our Government Business segment, which has a lower selling, general and administrative expense ratio than our consolidated average.
Other expense increased $41.5, or 4.7%, to $915.3 in 2016, primarily due to higher interest expense in 2016 driven by amortization of the fees incurred for the bridge facility commitment letter and joinder agreement entered into during the third quarter of 2015 to partially fund the pending acquisition of Cigna. The increase in interest expense was partially offset by a decrease in amortization of intangible assets.
Income tax expense increased $14.6, or 0.7%, to $2,085.6 in 2016. The effective tax rates in 2016 and 2015 were 45.8% and 44.7%, respectively. The increase in income tax expense and the effective tax rate was primarily due to the increase in non-deductible costs incurred associated with the pending acquisition of Cigna and the increase in our California deferred state tax expense resulting from recent California legislation related to Managed Care Organizations. The increase was further due to favorable 2015 tax adjustments related to state audit settlements. These increases were partially offset by the non-recurring impact of an adverse California franchise tax ruling recognized in 2015 and a decrease in income before income tax expense.
Our net income as a percentage of total revenue decreased 30 basis points to 2.9% in 2016 as compared to 2015 as a result of all factors discussed above.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Total operating revenue increased $5,383.1, or 7.4% to $78,404.8 in 2015, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to membership increases across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and rate increases across our businesses designed to cover overall cost trends and the increase in the HIP Fee. The increase in premiums was further attributable to membership increases in our ACA-compliant on- and off-exchange Individual business product offerings and refinement of estimates associated with Medicare risk score revenue in the prior year. The increase in premiums was offset, in part, by the fully-insured membership declines in our Local Group business, attrition in non-ACA-compliant Individual business product offerings and adjustments to accruals for the Health Care Reform risk adjustment premium stabilization program. The increase in administrative fees primarily resulted from rate increases and membership growth for self-funded members in our Local Group and National Accounts businesses.
Net investment income decreased $46.8, or 6.5%, to $677.6 in 2015, primarily due to lower income from alternative investments, partially offset by higher investment yields on fixed maturity securities.
Net realized gains on financial instruments decreased $19.5, or 11.0%, to $157.5 in 2015, primarily due to an increase in net realized losses on sales of fixed maturity securities, partially offset by an increase in net realized gains on sales of equity securities and settlements of derivative financial instruments.
Other-than-temporary impairment losses on investments increased $34.4, or 70.2%, to $83.4 in 2015, primarily due to an increase in impairment losses on equity and fixed maturity securities.
Benefit expense increased $4,262.0, or 7.5%, to $61,116.9 in 2015, primarily due to increase in overall cost trends across our businesses, membership growth across our Government Business segment, including membership obtained through the acquisition of Simply Healthcare, and membership growth in our ACA-compliant on- and off-exchange Individual business product offerings. These increases were partially offset by the fully-insured membership declines in our Local Group business and non-ACA-compliant Individual business product offerings, as described above.
Our benefit expense ratio increased 20 basis points to 83.3% in 2015, largely driven by changes in the mix of the product portfolio, higher than expected medical costs in our Individual business, and adjustments to accruals related to the Health Care Reform risk adjustment premium stabilization program. These increases were partially offset by improvement in our Local Group business and certain Medicare lines of business predominantly due to improved medical cost performance. The increase in the ratio was further offset by refinement of estimates associated with Medicare risk score revenue in the prior year.
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
Other expense decreased $28.9, or 3.2%, to $873.8 in 2015, primarily due to changes in gains and losses on the extinguishment of debt. For the year ended December 31, 2015, we recognized net gains on extinguishment of debt of $9.3 compared to net losses on extinguishment of debt of $81.1 for the year ended December 31, 2014. The decrease in other expense was partially offset by higher interest expense in 2015 driven by higher outstanding debt balances and the amortization of fees incurred for the obtainment of the bridge facility commitment letter and joinder agreement to partially fund the pending acquisition of Cigna. The decrease in other expense was further offset by an increase in amortization of intangible assets. For additional information related to our borrowings, see "Liquidity and Capital Resources - Debt," below.
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
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business; Government Business; and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains on financial instruments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, (gain) loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management.
The discussion of segment results for the years ended December 31, 2016, 2015 and 2014 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, see Note 19, “Segment Information,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our Commercial and Specialty Business, Government Business, and Other segments’ summarized results of operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

				Change
	Years Ended December 31			2016 vs. 2015			2015 vs. 2014
	2016	2015	2014	$	%		$	%
Commercial and Specialty Business
Operating revenue	$38,692.1	$37,570.8	$39,199.6	$1,121.3	3.0%		$(1,628.8)	(4.2)%
Operating gain	$3,195.2	$2,854.0	$3,260.9	$341.2	12.0%		$(406.9)	(12.5)%
Operating margin	8.3%	7.6%	8.3%		70	bp		(70	)bp
Government Business
Operating revenue	$45,477.7	$40,813.0	$33,796.4	$4,664.7	11.4%		$7,016.6	20.8%
Operating gain	$1,784.3	$1,978.5	$1,191.9	$(194.2)	(9.8)%		$786.6	66.0%
Operating margin	3.9%	4.8%	3.5%		(90	)bp		130	bp
Other
Operating revenue[1]	$24.2	$21.0	$25.7	$3.2	15.2%		$(4.7)	(18.3)%
Operating loss[2]	$(177.8)	$(79.4)	$(34.4)	$(98.4)	123.9%		$(45.0)	130.8%

1	Fluctuations not material.

2
Fluctuations are primarily a result of changes in unallocated corporate expenses. The increases in 2016 and 2015 were primarily due to transaction costs associated with our pending acquisition of Cigna.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Commercial and Specialty Business
Operating revenue increased $1,121.3, or 3.0%, to $38,692.1 in 2016, primarily due to premium rate increases designed to cover overall cost trends in our Local Group and Individual businesses. The increase was further attributable to adjustments to accruals for the Health Care Reform risk adjustment premium stabilization program, membership growth in our ACA-compliant off- and on-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily due to membership growth and rate increases for self-funded members in our National Accounts and self-funded Large Group businesses. The increase in operating revenue was partially offset by declines in fully-insured membership in our Small Group business and lapses in non-ACA-compliant Individual business product offerings.
Operating gain increased $341.2, or 12.0%, to $3,195.2 in 2016, primarily due to adjustments to accruals for the Health Care Reform risk adjustment premium stabilization program and lower selling, general and administrative expense related to expense efficiency initiatives. The increase was further attributable to membership growth in our National Accounts and self-funded Large Group businesses. These increases were partially offset by higher medical cost experience in our Individual and Local Group businesses and decreases in fully-insured Small Group membership.
The operating margin in 2016 was 8.3%, a 70 basis point increase over 2015, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $4,664.7, or 11.4%, to $45,477.7 in 2016. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions and organic growth in existing markets. The increase in operating revenue was also due to rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses and increased premiums in our FEP business, due to increased reimbursed benefit utilization.
Operating gain decreased $194.2, or 9.8%, to $1,784.3 in 2016, primarily due to increases in medical cost experience in our Medicaid business that exceeded the impact of premium rate adjustments and higher than expected medical cost experience in the Iowa Medicaid market, which we began serving in 2016. These decreases were partially offset by lower selling, general and administrative expense related to expense efficiency initiatives, improved medical cost performance in our Medicare business and the favorable impact of a retroactive change in the minimum MLR calculation under California's Medicaid expansion program.
The operating margin in 2016 was 3.9%, a 90 basis point decrease from 2015, primarily due to the factors discussed in the preceding two paragraphs.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Commercial and Specialty Business
Operating revenue decreased $1,628.8, or 4.2%, to $37,570.8 in 2015, due in part to fully-insured membership declines in our Large Group business largely driven by the discontinuation of our Georgia employer group Medicare product offering. The decrease in operating revenue was further attributable to attrition in our Small Group line of business resulting from both product mix changes as members moved into Health Care Reform product offerings and competitive pressures. Additionally, operating revenue decreased as a result of attrition in non-ACA-compliant Individual business product offerings and adjustments to accruals for the Health Care Reform risk adjustment premium stabilization program. These decreases were partially offset by premium rate increases in our Individual and Local Group lines of business designed to cover overall cost trends and the increase in the HIP Fee. The decrease in operating revenue was further offset by membership growth in our ACA-compliant on- and off-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily attributable to membership growth and rate increases for self-funded members in our Large Group and National Accounts businesses.

Operating gain decreased $406.9, or 12.5%, to $2,854.0 in 2015, primarily due to higher than expected medical costs in our Individual business, membership declines in our fully-insured Local Group and Individual lines of business and adjustments to accruals for the Health Care Reform risk adjustment premium stabilization program. These decreases were partially offset by an increase in operating gain in our Local Group business primarily due to improved medical cost performance. The increase in operating gain was further offset by increases in self-funded membership in our Local Group and National Accounts businesses.
The operating margin in 2015 was 7.6%, a 70 basis point decrease from 2014, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $7,016.6, or 20.8%, to $40,813 in 2015. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through commencement of operations in new markets including membership obtained through the acquisition of Simply Healthcare, membership growth through Health Care Reform expansions and membership growth in existing markets. The increase in Medicaid premiums was further due to rate increases designed to cover overall cost trends and the increase in the HIP Fee. The increase in operating revenue was further attributable to premium increases in our Medicare business as a result of rate increases designed to cover overall cost trends, the acquisition of Simply Healthcare and refinement of estimates associated with Medicare risk score revenue in the prior year. Finally, increased premiums in our FEP business primarily due to increased benefit utilization contributed to the increase in operating revenue.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2016, this liability was $7,892.6 and represented 19.7% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 96.5%, or $7,619.9, of our total medical claims liability as of December 31, 2016; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3.5%, or $272.7, of the total medical claims payable as of December 31, 2016. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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
While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2016 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2016, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $178.0, in the December 31, 2016 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2016 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2016, there was a 320 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $359.0, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2016.
See Note 11, “Medical Claims Payable,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2016, 2015 and 2014. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.1% for both 2016 and 2015 and 89.4% for 2014. This ratio serves as an indicator of claims processing speed whereby claims were processed at the same speed in 2016 and 2015. The decrease in the ratio in 2015 from 2014 reflects a decrease in claims processing speed.
We calculate the percentage of prior years’ redundancies in the current year as a percent of prior years' net incurred claims payable less prior years’ redundancies in the current year in order to demonstrate the development of the prior years’ reserves. This metric was 14.0% for the year ended December 31, 2016, 15.1% for the year ended December 31, 2015 and 9.7% for the year ended December 31, 2014. The year ended December 31, 2016 metric reflects a slightly lower level of conservatism than the metric for the year ended December 31, 2015. The year ended December 31, 2015 metric reflects a higher level of conservatism than the metric for year ended December 31, 2014.
We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2016, this metric was 1.4%, which was calculated using the redundancy of $850.4. This metric was 1.4% for 2015 and 1.0% for 2014.
The following table shows the variance between total net incurred medical claims as reported in Note 11, “Medical Claims Payable,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2015 and 2014 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2015	2014
Total net incurred medical claims, as reported	$59,908.2	$55,763.9
Retrospective basis, as described above	59,858.0	55,505.6
Variance	$50.2	$258.3
Variance to total net incurred medical claims, as reported	0.1%	0.5%

Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2016 estimate of medical claims payable will be known during 2017.
The 2015 variance to total net incurred medical claims, as reported of 0.1% was lower than the 2014 percentage of 0.5%. The lower 2015 variance was driven by a higher level of incurred claims recognized in 2015 as compared to 2014, with an approximately similar level of prior year redundancies recognized in each of the subsequent years.
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
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2016 was $17,561.2 and other intangible assets were $7,964.9. The sum of goodwill and other intangible assets represented 39.2% of our total consolidated assets and 101.7% of our consolidated shareholders’ equity at December 31, 2016.
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
Fair value is estimated using the income and market approaches for goodwill at the reporting unit level and the income approach for our indefinite lived intangible assets. Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted-average cost of capital. Market valuations are based on observed multiples of certain measures including revenue, EBITDA (earnings before interest, taxes, depreciation and amortization), and book value of invested capital (debt and equity) and include market comparisons to publicly traded companies in our industry.
We did not incur any impairment losses as a result of our 2016 annual impairment tests as the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2016. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months. However, as a result of certain provisions of Health Care Reform, along with current economic conditions, we have experienced lower operating margins in certain lines of business. Those margins could become further compressed with adverse changes in federal and state laws and regulations. As a result, the estimated fair values of certain of our reporting units with goodwill could fall below their carrying values in future periods and if that were to occur, we would be required to record impairment losses at that time.
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
Investments
Current and long-term available-for-sale investment securities were $19,187.4 at December 31, 2016 and represented 29.5% of our total consolidated assets at December 31, 2016. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
In addition to available-for-sale investment securities, we held additional long-term investments of $2,240.5, or 3.4% of total consolidated assets, at December 31, 2016. These long-term investments consisted primarily of certain other equity investments, cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $17,687.5 at December 31, 2016. The weighted-average credit rating of these securities was “A” as of December 31, 2016. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions and investments in mortgage-backed securities of $1,301.4 and $1.8, respectively, that are guaranteed by third parties. With the exception of eighteen securities with a fair value of $7.2, these securities are all investment-grade and carry a weighted-average credit rating of “A” as of December 31, 2016. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2016.

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
We obtain only one quoted price for each security from the pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2016 and 2015.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2016 totaled $481.4 and represented approximately 2.3% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities, equity securities and structured securities for which observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk,” and Part II, Item 8, Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 4, “Investments,” and Note 6, “Fair Value,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2016 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.95%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. At the December 31, 2016 measurement date, the selected weighted-average discount rate was 3.77%, compared to 3.92% at the December 31, 2015 measurement date. We developed this rate using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
At our December 31, 2016 measurement date, the selected discount rate for all plans was 3.82%, compared to a discount rate of 4.01% at the December 31, 2015 measurement date. We developed this rate using a yield curve approach as described above.
The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2016 measurement date was 8.00% for 2017 with a gradual decline to 4.50% by the year 2028. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2016 measurement date was 6.00% for 2017 with a gradual decline to 4.50% by the year 2024. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2016 by $42.2 and would increase service and interest costs by $1.8. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2016 by $36.2 and would decrease service and interest costs by $1.5.
For additional information regarding our retirement benefits, see Note 10, “Retirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2016 that had, or are expected to have a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We have a $2,500.0 commercial paper program. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our $3,500.0 senior revolving credit facility to redeem any outstanding commercial paper upon maturity. Additionally, we believe the lenders participating in our credit facility would be willing and able to provide financing in accordance with their legal obligations. In addition to the $3,500.0 senior revolving credit facility, we estimate that we will receive approximately $1,900.0 of dividends from our subsidiaries during 2017, which also provides further operating and financial flexibility.
The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31
	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$3,204.5	$4,116.0	$3,369.3
Investing activities	(513.9)	(1,151.5)	(974.9)
Financing activities	(732.9)	(2,997.4)	(1,822.5)
Effect of foreign exchange rates on cash and cash equivalents	4.1	(5.3)	(7.1)
Increase (decrease) in cash and cash equivalents	$1,961.8	$(38.2)	$564.8
Liquidity—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
During the year ended December 31, 2016, net cash flow provided by operating activities was $3,204.5, compared to $4,116.0 for the year ended December 31, 2015, a decrease of $911.5. The decrease was primarily attributable to an increase in claims payments due to higher medical cost experience and growth in membership. The decrease was further due to the timing of claim reimbursements from our self-insured customers. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and growth in membership. The decrease was further offset by an increase in pharmacy rebates received.
Net cash flow used in investing activities was $513.9 during the year ended December 31, 2016, compared to $1,151.5 for the year ended December 31, 2015. The decrease in cash flow used in investing activities of $637.6 was primarily due to a decrease in cash used for the purchase of subsidiaries, as net cash used in investing activities during the year ended December 31, 2015 included the purchase of Simply Healthcare while there were no purchases of subsidiaries during the year ended December 31, 2016. This decrease was partially offset by an increase in net purchases of investments.
Net cash flow used in financing activities was $732.9 during the year ended December 31, 2016, compared to $2,997.4 for the year ended December 31, 2015. The decrease in cash flow used in financing activities of $2,264.5 primarily resulted from a decrease in common stock repurchases, as we did not repurchase any common stock during the year ended December 31, 2016. The decrease was further due to a decrease in net repayments of short- and long-term borrowings and changes in bank overdrafts. The decrease in cash flow used in financing activities was partially offset by changes in commercial paper borrowings, payments on debt-related derivatives in 2016, a decrease in proceeds from the issuance of common stock under our employee stock plans and a decrease in excess tax benefits from share-based compensation.
Liquidity— Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
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
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $25,519.0 at December 31, 2016. Since December 31, 2015, total cash, cash equivalents and investments, including long-term investments, increased by $2,394.3 primarily due to cash generated from operations, an increase in bank overdrafts changes, proceeds from the issuance of common stock under our employee stock plans and excess tax benefits from share-based compensation. These increases were partially offset by cash dividends paid to shareholders, purchases of property and equipment, payments on debt-related derivatives and net repayments of short-term and commercial paper borrowings.
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
At December 31, 2016, we held $1,445.8 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, due 2028. We received $1,228.8 in cash proceeds from the issuance of the Equity Units, net of underwriting discounts and commissions and offering expenses payable by us, and recorded $1,250.0 in long-term debt.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as the sum of short-term borrowings, plus current portion of long-term debt, plus long-term debt, less current portion, divided by the sum of short-term borrowings, plus current portion of long-term debt, plus long-term debt, less current portion, plus total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.5% and 40.8% as of December 31, 2016 and 2015, respectively. We expect that our pro forma debt-to-capital ratio will approximate 49% following the closing of the acquisition of Cigna, and we are committed to deleveraging to the low 40% range approximately twenty-four months following the closing.
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
Future Sources and Uses of Liquidity
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. In January 2017, we reduced the amount available under the bridge facility commitment letter from $22,500.0 to $19,500.0, and extended the termination date under the Merger Agreement, as well as the availability for commitments under the bridge facility and term loan facility, to April 30, 2017. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the acquisition of Cigna. For additional information, see the "Overview" section included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Note 3, “Business Acquisitions and Divestiture - Pending Acquisition of Cigna Corporation" included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and expires on August 25, 2020. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. There were no amounts outstanding under the senior revolving credit facilities at December 31, 2016 or 2015.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2016 and 2015, we had $629.0 and $682.2, respectively, of borrowings outstanding under our commercial paper program. Commercial paper borrowings are classified as long-term debt as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior revolving credit facility described above.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2016 and 2015, $440.0 and $540.0, respectively, were outstanding under our short-term FHLBs borrowings.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $1,900.0 of dividends to be paid to the parent company during 2017. During 2016, we received $2,688.8 of dividends from our subsidiaries.

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
A summary of the cash dividend activity for the year ended December 31, 2016 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
February 18, 2016	March 10, 2016	March 25, 2016	$0.6500	$170.7
April 26, 2016	June 10, 2016	June 24, 2016	0.6500	170.9
July 26, 2016	September 9, 2016	September 26, 2016	0.6500	171.1
November 1, 2016	December 5, 2016	December 21, 2016	0.6500	171.3
On February 22, 2017, our Board of Directors declared a quarterly cash dividend of $0.6500 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 24, 2017 to the shareholders of record as of March 10, 2017.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On October 2, 2014, the Board of Directors authorized a $5,000.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. There were no common stock repurchases during the year ended December 31, 2016. Total authorization remaining at December 31, 2016 was $4,175.9 and we expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2016 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
On-Balance Sheet:
Debt[1]	$24,551.2	$2,571.1	$3,615.7	$2,320.1	$16,044.3
Other long-term liabilities[2]	1,260.8	419.6	453.5	302.1	85.6
Off-Balance Sheet:
Purchase obligations[3]	2,059.0	975.6	984.0	99.4	—
Operating lease commitments	770.5	149.7	258.5	161.2	201.1
Investment commitments[4]	798.0	324.8	316.8	137.3	19.1
Total contractual obligations and commitments	$29,439.5	$4,440.8	$5,628.5	$3,020.1	$16,350.1

1	Includes estimated interest expense.

2
Primarily consists of reserves for future policy benefits, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2016 as a result of the value of the assets in the plans.

3	Includes estimated payments for future services under contractual arrangements from third-party service contracts.

4	Includes unfunded capital commitments for alternative investments.

The above table does not contain $150.0 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. For further information, see Note 7, “Income Taxes,” to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries' respective RBC levels as of December 31, 2016, which was the most recent date for which reporting was required, were in excess of all mandatory RBC requirements. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Forward-Looking Statements
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform, and the impact of any future modification, repeal or replacement of Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our participation in federal and state health insurance exchanges under Health Care Reform, which have experienced and continue to experience challenges due to implementation of initial and phased-in provisions of Health Care Reform, and which entail uncertainties associated with the mix and volume of business, particularly in our Individual and Small Group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; the ultimate outcome of our pending acquisition of Cigna Corporation (“Cigna”) (the “Acquisition”), including our ability to achieve the synergies and value creation contemplated by the Acquisition within the expected time period, or at all, and the risk that unexpected costs will be incurred in connection therewith; the ultimate outcome and results of integrating our and Cigna’s operations and disruption from the Acquisition making it more difficult to maintain businesses and operational relationships; the possibility that the Acquisition does not close, including, but not limited to, due to the failure to satisfy the closing conditions, including the receipt of required regulatory approvals; Cigna's litigation to terminate the pending Acquisition and claim damages against us, together with our own litigation against Cigna, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial position; the risks and uncertainties detailed by Cigna with respect to its business as described in its reports and documents filed with the SEC; our ability to contract with providers on cost-effective and competitive terms; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; state guaranty fund assessments for insolvent insurers; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of investigations, inquiries, claims and litigation related to the cyber attack we reported in February 2015; changes in economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers, acquisitions and strategic alliances; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except Per Share Data or As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2016. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Our available-for-sale investment portfolio includes corporate securities which account for 42.2% of the total portfolio at December 31, 2016 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
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
As of December 31, 2016, 92.2% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $782.4 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $765.7 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
As of December 31, 2016, 7.8% of our available-for-sale investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $150.0. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $150.0.

For additional information regarding our investments, see Part II, Item 8, Note 4, “Investments,” to our audited consolidated financial statements and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2016 consists of senior unsecured notes, remarketable subordinated notes, convertible debentures, commercial paper and subordinated surplus notes by one of our insurance subsidiaries. At December 31, 2016, the carrying value and estimated fair value of our long-term debt was $15,286.9 and $16,507.6, respectively. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2016, we recorded a net asset of $526.1, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps' fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $696.3 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $696.3 increase in fair value.
We also utilize put and call options on the S&P 500 index to hedge, on an economic basis, the exposure of our equity security portfolio to fluctuations in the equity markets. While the impact of fluctuations in the equity markets on these derivatives are largely offset by changes in the fair values of our equity security portfolio, the change in fair value of the derivatives is recognized immediately in our income statement, whereas the change in fair value of our equity securities is recognized in accumulated other comprehensive income. Accordingly, a decrease in the S&P 500 index of 10% would result in an approximate increase of $42.6 in the fair value of these derivatives. An increase in the S&P 500 index of 10% would result in an approximate decrease of $24.3 in the fair value of these derivatives.
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

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2016, 2015 and 2014

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Shareholders of Anthem, Inc.

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthem, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anthem, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 22, 2017

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,075.3	$2,113.5
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $16,991.8 and $16,950.0)	17,163.1	16,920.0
Equity securities (cost of $1,076.1 and $1,055.8)	1,468.5	1,441.8
Other invested assets, current	15.8	19.1
Accrued investment income	164.5	170.8
Premium and self-funded receivables	5,860.8	4,602.8
Other receivables	2,536.6	2,421.4
Income taxes receivable	168.7	316.6
Securities lending collateral	1,079.8	1,300.4
Other current assets	1,781.8	1,555.7
Total current assets	34,314.9	30,862.1
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $524.6 and $550.4)	524.4	558.2
Equity securities (cost of $27.2 and $27.3)	31.4	31.0
Other invested assets, long-term	2,240.5	2,041.1
Property and equipment, net	1,977.9	2,019.8
Goodwill	17,561.2	17,562.2
Other intangible assets	7,964.9	8,158.0
Other noncurrent assets	467.9	485.4
Total assets	$65,083.1	$61,717.8

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,892.6	$7,569.8
Reserves for future policy benefits	71.8	71.9
Other policyholder liabilities	2,221.1	2,256.5
Total policy liabilities	10,185.5	9,898.2
Unearned income	971.9	1,145.5
Accounts payable and accrued expenses	4,014.9	3,318.8
Security trades pending payable	93.5	73.1
Securities lending payable	1,078.9	1,300.9
Short-term borrowings	440.0	540.0
Current portion of long-term debt	928.4	—
Other current liabilities	3,581.3	2,816.1
Total current liabilities	21,294.4	19,092.6
Long-term debt, less current portion	14,358.5	15,324.5
Reserves for future policy benefits, noncurrent	666.1	631.7
Deferred tax liabilities, net	2,779.9	2,630.6
Other noncurrent liabilities	883.8	994.3
Total liabilities	39,982.7	38,673.7

Commitments and contingencies—Note 13
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 263,747,395 and 261,238,188	2.6	2.6
Additional paid-in capital	8,805.1	8,555.6
Retained earnings	16,560.6	14,778.5
Accumulated other comprehensive loss	(267.9)	(292.6)
Total shareholders’ equity	25,100.4	23,044.1
Total liabilities and shareholders’ equity	$65,083.1	$61,717.8

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
	2016	2015	2014
(In millions, except per share data)
Revenues
Premiums	$78,860.1	$73,385.1	$68,389.8
Administrative fees	5,298.8	4,976.6	4,590.6
Other revenue	35.1	43.1	41.3
Total operating revenue	84,194.0	78,404.8	73,021.7
Net investment income	779.5	677.6	724.4
Net realized gains on financial instruments	4.9	157.5	177.0
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(147.1)	(99.9)	(56.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	31.7	16.5	7.2
Other-than-temporary impairment losses recognized in income	(115.4)	(83.4)	(49.0)
Total revenues	84,863.0	79,156.5	73,874.1
Expenses
Benefit expense	66,834.4	61,116.9	56,854.9
Selling, general and administrative expense:
Selling expense	1,391.5	1,441.1	1,490.1
General and administrative expense	11,166.4	11,093.7	10,258.3
Total selling, general and administrative expense	12,557.9	12,534.8	11,748.4
Interest expense	723.0	653.0	600.7
Amortization of other intangible assets	192.3	230.1	220.9
(Gain) loss on extinguishment of debt	—	(9.3)	81.1
Total expenses	80,307.6	74,525.5	69,506.0
Income from continuing operations before income tax expense	4,555.4	4,631.0	4,368.1
Income tax expense	2,085.6	2,071.0	1,808.0
Income from continuing operations	2,469.8	2,560.0	2,560.1
Income from discontinued operations, net of tax	—	—	9.6
Net income	$2,469.8	$2,560.0	$2,569.7
Basic net income per share:
Basic - continuing operations	$9.39	$9.73	$9.28
Basic - discontinued operations	—	—	0.03
Basic net income per share	$9.39	$9.73	$9.31
Diluted net income per share:
Diluted - continuing operations	$9.21	$9.38	$8.96
Diluted - discontinued operations	—	—	0.03
Diluted net income per share	$9.21	$9.38	$8.99
Dividends per share	$2.60	$2.50	$1.75
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2016	2015	2014
(In millions)
Net income	$2,469.8	$2,560.0	$2,569.7
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	117.9	(384.3)	118.6
Change in non-credit component of other-than-temporary impairment losses on investments	5.4	(5.6)	(3.9)
Change in net unrealized gains/losses on cash flow hedges	(87.3)	(45.2)	(3.6)
Change in net periodic pension and postretirement costs	(13.4)	(26.0)	(118.1)
Foreign currency translation adjustments	2.1	(3.4)	(4.3)
Other comprehensive income (loss)	24.7	(464.5)	(11.3)
Total comprehensive income	$2,494.5	$2,095.5	$2,558.4

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
	2016	2015	2014
(In millions)
Operating activities
Net income	$2,469.8	$2,560.0	$2,569.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on financial instruments	(4.9)	(157.5)	(177.0)
Other-than-temporary impairment losses recognized in income	115.4	83.4	49.0
(Gain) loss on extinguishment of debt	—	(9.3)	81.1
Gain on disposal from discontinued operations	—	—	(3.2)
Loss (gain) on disposal of assets	4.5	16.0	(1.7)
Deferred income taxes	126.9	(65.9)	30.7
Amortization, net of accretion	807.8	802.1	744.5
Depreciation expense	104.0	105.8	106.5
Impairment of property and equipment	44.8	1.8	7.9
Share-based compensation	164.6	148.2	168.9
Excess tax benefits from share-based compensation	(53.5)	(95.8)	(46.4)
Changes in operating assets and liabilities:
Receivables, net	(1,380.5)	(42.9)	(1,899.7)
Other invested assets	(19.4)	5.9	(21.7)
Other assets	(127.7)	33.8	405.5
Policy liabilities	321.7	193.0	1,240.6
Unearned income	(173.6)	33.9	255.1
Accounts payable and accrued expenses	116.6	(219.3)	(14.4)
Other liabilities	605.7	686.4	(7.9)
Income taxes	178.8	41.5	(34.0)
Other, net	(96.5)	(5.1)	(84.2)
Net cash provided by operating activities	3,204.5	4,116.0	3,369.3
Investing activities
Purchases of fixed maturity securities	(10,157.7)	(9,792.0)	(9,613.4)
Proceeds from fixed maturity securities:
Sales	8,636.0	8,909.2	8,066.0
Maturities, calls and redemptions	1,418.6	1,313.6	1,318.7
Purchases of equity securities	(1,476.3)	(1,561.4)	(912.0)
Proceeds from sales of equity securities	1,592.8	1,471.1	746.5
Purchases of other invested assets	(433.1)	(505.8)	(205.7)
Proceeds from sales of other invested assets	304.9	85.9	124.7
Changes in collateral and settlement of non-hedging derivatives	(34.5)	(36.5)	(67.4)
Changes in securities lending collateral	222.0	214.4	(545.6)
Purchases of subsidiaries, net of cash acquired	—	(638.9)	—
Proceeds from sale of subsidiary, net of cash sold	—	—	740.0
Purchases of property and equipment	(583.6)	(638.2)	(714.6)
Proceeds from sales of property and equipment	—	35.3	88.0
Other, net	(3.0)	(8.2)	(0.1)
Net cash used in investing activities	(513.9)	(1,151.5)	(974.9)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(53.2)	682.2	(379.2)
Proceeds from long-term borrowings	—	1,226.5	2,700.0
Repayments of long-term borrowings	—	(2,697.2)	(1,730.1)
Proceeds from short-term borrowings	2,400.0	2,760.0	2,050.0
Repayments of short-term borrowings	(2,500.0)	(2,620.0)	(2,050.0)
Changes in securities lending payable	(222.0)	(214.4)	545.6
Changes in bank overdrafts	513.8	(243.8)	173.0
Premiums paid on equity call options	—	(16.7)	—
Proceeds from sale of put options	—	16.6	—
Repurchase and retirement of common stock	—	(1,515.8)	(2,998.8)
Change in collateral and settlements of debt-related derivatives	(360.4)	—	—
Cash dividends	(684.0)	(656.6)	(480.7)
Proceeds from issuance of common stock under employee stock plans	119.4	186.0	301.3
Excess tax benefits from share-based compensation	53.5	95.8	46.4
Net cash used in financing activities	(732.9)	(2,997.4)	(1,822.5)
Effect of foreign exchange rates on cash and cash equivalents	4.1	(5.3)	(7.1)
Change in cash and cash equivalents	1,961.8	(38.2)	564.8
Cash and cash equivalents at beginning of year	2,113.5	2,151.7	1,586.9
Cash and cash equivalents at end of year	$4,075.3	$2,113.5	$2,151.7

 See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value		Retained Earnings
(In millions)
January 1, 2014	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2
Net income	—	—	—	2,569.7	—	2,569.7
Other comprehensive loss	—	—	—	—	(11.3)	(11.3)
Settlement of equity options	—	—	(31.4)	—	—	(31.4)
Repurchase and retirement of common stock	(30.4)	(0.2)	(1,115.5)	(1,883.1)	—	(2,998.8)
Dividends and dividend equivalents	—	—	—	(486.1)	—	(486.1)
Issuance of common stock under employee stock plans, net of related tax benefits	5.2	—	444.0	—	—	444.0
December 31, 2014	268.1	2.7	10,062.3	14,014.4	171.9	24,251.3
Net income	—	—	—	2,560.0	—	2,560.0
Other comprehensive loss	—	—	—	—	(464.5)	(464.5)
Premiums for and settlement of equity options	—	—	(14.0)	—	—	(14.0)
Repurchase and retirement of common stock	(10.4)	(0.1)	(382.2)	(1,133.5)	—	(1,515.8)
Dividends and dividend equivalents	—	—	—	(662.4)	—	(662.4)
Issuance of common stock under employee stock plans, net of related tax benefits	3.5	—	308.2	—	—	308.2
Convertible debenture repurchases and conversions	—	—	(1,287.8)	—	—	(1,287.8)
Equity Units contract payments and issuance costs	—	—	(130.9)	—	—	(130.9)
December 31, 2015	261.2	2.6	8,555.6	14,778.5	(292.6)	23,044.1
Net income	—	—	—	2,469.8	—	2,469.8
Other comprehensive income	—	—	—	—	24.7	24.7
Dividends and dividend equivalents	—	—	—	(687.7)	—	(687.7)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	—	249.2	—	—	249.2
Equity Units issuance costs adjustment	—	—	0.3	—	—	0.3
December 31, 2016	263.7	$2.6	$8,805.1	$16,560.6	$(267.9)	$25,100.4

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we,” “our,” “us,” “Anthem” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.9 medical members through our affiliated health plans as of December 31, 2016. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program, or FEP. We sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business which was divested on January 31, 2014.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and Western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, and Washington. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At December 31, 2016 and 2015, we held $157.0 and $122.6, respectively, of customer funds with an offsetting liability in other current liabilities.
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
Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, individuals and government programs, and are reported net of an allowance for doubtful accounts of $333.5 and $318.3 at December 31, 2016 and 2015, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Other Receivables: Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $197.6 and $301.2 at December 31, 2016 and 2015, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
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
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty-nine years for buildings and improvements, three to five years for data processing equipment and computer software, and the lesser of the remaining life of the building lease, if any, or seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized over five years.
Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to customer relationships, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.

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
Fair value for purposes of the goodwill impairment test is calculated using a blend of a projected income and market valuation approach. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted-average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations include market comparisons to publicly traded companies in our industry and are based on observed multiples of certain measures including revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and book value of invested capital. A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the fair value of a reporting unit is determined and compared to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation on a business acquisition, at the impairment test date.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2016, we believe there were no material concentrations of credit risk with any individual counterparty.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2016 or 2015.
Benefit expense includes incurred medical claims as well as quality improvement expenses for our fully-insured members. Quality improvement activities are those designed to improve member health outcomes, prevent hospital readmissions and improve patient safety. They also include expenses for wellness and health promotion provided to our members.
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
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the Health Care Reform minimum MLR rebates, risk

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

adjustment, reinsurance and risk corridor or contractual premium stabilization programs. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized dependent on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
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
Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. All other share-based payments to employees are recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows. Our share-based employee compensation plans and assumptions are described in Note 14, “Capital Stock.” Also see "Recent Accounting Guidance Not Yet Adopted" within this Note 2 for reference to pending accounting changes related to share-based compensation.
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets we offer products through state or federally facilitated marketplaces, or public exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred while advertising and marketing costs associated with corporate image is expensed when first aired. Total advertising and marketing expense was $246.2, $313.5 and $337.0 for the years ended December 31, 2016, 2015 and 2014, respectively.
Health Insurance Provider Fee: Beginning in 2014, Health Care Reform imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount collected from allocations to health insurers was $11,300.0 for each of 2016 and 2015 and $8,000.0 for 2014. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year and our portion of the HIP Fee for 2016, 2015 and 2014 was $1,176.3, $1,207.5 and $893.3, respectively. The annual HIP Fee to be allocated to all health insurers has been suspended for 2017 and is scheduled to resume and be increased to $14,300.0 for 2018, without subsequent legislative or regulatory action. For 2019 and beyond, the annual HIP

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year.
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
Recently Adopted Accounting Guidance: In May 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, or ASU 2015-09. This amendment requires new and expanded disclosures in interim and annual reporting periods related to the liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. ASU 2015-09 became effective for our annual reporting period ended December 31, 2016, and interim reporting periods beginning January 1, 2017. The adoption of ASU 2015-09 did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Recent Accounting Guidance Not Yet Adopted: In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. Upon the effective date, these updates will supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, recorded on the Premiums line item on our consolidated statements of income, which will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that will be subject to these Accounting Standards Updates are recorded in the Administrative fees and Other revenue line items on our consolidated statements of income and represent approximately 6.0% of our consolidated total operating revenue on our consolidated statements of income at December 31, 2016. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. We are still in the process of evaluating the impact that these updates will have on our results of operations, cash flows, consolidated financial position and related disclosures and the method of adoption we will ultimately choose.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. This update amends ASC Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalent in the statement of cash flows. The guidance will be applied retrospectively and is effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2016-18 will have on our consolidated statements of cash flows, if any. ASU 2016-18 will not impact our results of operations.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The amendments in this update simplify several aspects of accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The various amendments are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. The primary impact of adoption will be the prospective recognition of all excess tax benefits and tax deficiencies related to stock compensation in our provision for income tax expense recognized in the statement of income rather than as additional paid-in capital in shareholders' equity, for all periods following adoption. We adopted ASU 2016-09 effective January 1, 2017.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in Topic 840, Leases. Under the new

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2016 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.
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
Under the terms of the Merger Agreement, Cigna’s shareholders will receive $103.40 in cash and 0.5152 shares of our common stock for each Cigna common share outstanding. The value of the transaction is estimated to be approximately $53,000.0 based on the closing price of our common stock on the New York Stock Exchange on July 23, 2015. The final purchase price will be determined based on our closing stock price on the date of closing of the Acquisition. The combined company will reflect a pro forma equity ownership comprised of approximately 67% Anthem shareholders and approximately 33% Cigna shareholders. We expect to finance the cash portion of the Acquisition through available cash on hand and the issuance of new debt. We are party to a bridge facility commitment letter and a joinder agreement with a group of lenders which provides up to $19,500.0 under a 364-day senior unsecured bridge term loan credit facility to finance the Acquisition in the event that we have not received proceeds from any combination of (i) senior unsecured term loans, (ii) common or preferred equity or equity-linked securities and/or (iii) senior unsecured notes in a public offering or private placement in an aggregate principal amount of at least $19,500.0 prior to the consummation of the Acquisition. In addition, in August 2015, we entered into a term loan facility which will provide up to $4,000.0 to finance a portion of the Acquisition. The commitment of the lenders to provide the bridge facility and the term loan facility is subject to several conditions, including the completion of the Acquisition.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the Acquisition. Trial commenced in November 2016 and concluded in January 2017. On January 18, 2017, we provided notice to Cigna that we had elected to extend the termination date under the Merger Agreement from January 31, 2017 until April 30, 2017. On February 8, 2017, the District Court ruled in favor of the DOJ, and following our motion to expedite the appeal, which was granted on February 17, 2017, we promptly appealed the District Court's ruling to the U.S. Circuit Court of Appeals for the District of Columbia Circuit, or the Appellate Court. On February 14, 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages. On February 15, 2017, the Delaware Court granted our motion for a temporary restraining order and issued an order enjoining Cigna from terminating the Merger Agreement. The temporary restraining order became effective immediately and will remain in place pending any further order from the Delaware Court. A hearing will be scheduled the week of April 10, 2017. We intend to vigorously defend the Acquisition in both the Circuit Court and the Delaware Court and remain committed to completing the Acquisition as soon as practicable. If the Merger Agreement is terminated because the required regulatory approvals cannot be obtained, under certain conditions, we could be obligated to pay a $1,850.0 termination fee to Cigna.
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
The fair value of the net assets acquired from Simply Healthcare includes $430.0 of other intangible assets at December 31, 2015, which primarily consist of indefinite-lived state licenses and finite-lived customer relationships with amortization periods ranging from 2 to 4 years.
The results of operations of Simply Healthcare are included in our consolidated financial statements within our Government Business segment for the period following February 17, 2015. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Divestiture of 1-800 CONTACTS
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business to the private equity firm Thomas H. Lee Partners, L.P. In Addition, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets, or collectively, 1-800 CONTACTS. The sales were completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013. The operating results for 1-800 CONTACTS for the one month ended January 31, 2014 are reported as discontinued operations in the accompanying consolidated statements of income. The operating results for 1-800 CONTACTS were previously reported in the Commercial and Specialty Business segment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Investments
A summary of current and long-term investments, available-for-sale, at December 31, 2016 and 2015 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2016
Fixed maturity securities:
United States Government securities	$561.7	$2.5	$(5.7)	$—	$558.5	$—
Government sponsored securities	40.1	0.3	(0.3)	(0.1)	40.0	—
States, municipalities and political subdivisions, tax-exempt	6,024.6	139.1	(55.2)	(3.2)	6,105.3	(3.8)
Corporate securities	8,011.7	159.5	(49.5)	(27.1)	8,094.6	(3.4)
Residential mortgage-backed securities	1,916.9	32.3	(15.3)	(4.6)	1,929.3	—
Commercial mortgage-backed securities	216.8	1.2	(0.3)	(3.4)	214.3	—
Other debt securities	744.6	6.4	(1.5)	(4.0)	745.5	—
Total fixed maturity securities	17,516.4	341.3	(127.8)	(42.4)	17,687.5	$(7.2)
Equity securities	1,103.3	407.3	(10.7)	—	1,499.9
Total investments, available-for-sale	$18,619.7	$748.6	$(138.5)	$(42.4)	$19,187.4
December 31, 2015
Fixed maturity securities:
United States Government securities	$349.5	$2.0	$(1.6)	$—	$349.9	$—
Government sponsored securities	75.6	0.5	(0.1)	(0.1)	75.9	—
States, municipalities and political subdivisions, tax-exempt	5,976.7	284.1	(4.0)	(5.2)	6,251.6	—
Corporate securities	8,209.7	61.1	(267.2)	(110.5)	7,893.1	(15.4)
Residential mortgage-backed securities	1,724.5	41.2	(7.6)	(7.2)	1,750.9	—
Commercial mortgage-backed securities	407.6	1.4	(4.3)	(0.4)	404.3	—
Other debt securities	756.8	4.1	(5.8)	(2.6)	752.5	—
Total fixed maturity securities	17,500.4	394.4	(290.6)	(126.0)	17,478.2	$(15.4)
Equity securities	1,083.1	420.6	(30.9)	—	1,472.8
Total investments, available-for-sale	$18,583.5	$815.0	$(321.5)	$(126.0)	$18,951.0

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

For available-for-sale securities in an unrealized loss position at December 31, 2016 and 2015, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2016
Fixed maturity securities:
United States Government securities	51	$359.9	$(5.7)	—	$—	$—
Government sponsored securities	18	26.4	(0.3)	1	1.0	(0.1)
States, municipalities and political subdivisions, tax-exempt	1,022	1,849.0	(55.2)	28	60.7	(3.2)
Corporate securities	1,272	2,640.6	(49.5)	203	422.8	(27.1)
Residential mortgage-backed securities	430	905.8	(15.3)	114	136.9	(4.6)
Commercial mortgage-backed securities	19	61.2	(0.3)	24	60.8	(3.4)
Other debt securities	66	144.3	(1.5)	55	133.8	(4.0)
Total fixed maturity securities	2,878	5,987.2	(127.8)	425	816.0	(42.4)
Equity securities	452	233.1	(10.7)	—	—	—
Total fixed maturity and equity securities	3,330	$6,220.3	$(138.5)	425	$816.0	$(42.4)
December 31, 2015
Fixed maturity securities:
United States Government securities	48	$248.4	$(1.6)	2	$0.9	$—
Government sponsored securities	13	18.3	(0.1)	6	8.2	(0.1)
States, municipalities and political subdivisions, tax-exempt	198	467.8	(4.0)	43	83.0	(5.2)
Corporate securities	2,492	4,912.3	(267.2)	372	447.0	(110.5)
Residential mortgage-backed securities	298	668.3	(7.6)	119	186.3	(7.2)
Commercial mortgage-backed securities	66	263.0	(4.3)	17	38.5	(0.4)
Other debt securities	153	488.2	(5.8)	28	77.0	(2.6)
Total fixed maturity securities	3,268	7,066.3	(290.6)	587	840.9	(126.0)
Equity securities	792	261.1	(30.9)	—	—	—
Total fixed maturity and equity securities	4,060	$7,327.4	$(321.5)	587	$840.9	$(126.0)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$381.4	$381.1
Due after one year through five years	4,821.7	4,883.9
Due after five years through ten years	5,629.8	5,718.1
Due after ten years	4,549.8	4,560.8
Mortgage-backed securities	2,133.7	2,143.6
Total available-for-sale fixed maturity securities	$17,516.4	$17,687.5
The major categories of net investment income for the years ended December 31 are as follows:

	2016	2015	2014
Fixed maturity securities	$673.1	$679.0	$644.1
Equity securities	61.7	61.7	57.7
Cash equivalents	3.6	0.7	0.8
Other	84.9	(22.6)	66.3
Investment income	823.3	718.8	768.9
Investment expense	(43.8)	(41.2)	(44.5)
Net investment income	$779.5	$677.6	$724.4

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Net realized investment gains/losses and net change in unrealized appreciation/depreciation on investments for the years ended December 31 are as follows:

	2016	2015	2014
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$209.9	$135.9	$198.2
Gross realized losses from sales	(152.1)	(182.1)	(50.6)
Net realized gains (losses) from sales of fixed maturity securities	57.8	(46.2)	147.6
Equity securities:
Gross realized gains from sales	205.5	233.4	93.5
Gross realized losses from sales	(50.0)	(45.1)	(13.9)
Net realized gains from sales of equity securities	155.5	188.3	79.6
Other investments:
Gross realized gains from sales	7.2	5.0	13.1
Gross realized losses from sales	(0.4)	—	—
Net realized gains from sales of other investments	6.8	5.0	13.1
Net realized gains	220.1	147.1	240.3

Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(74.7)	(31.2)	(22.3)
Equity securities	(22.3)	(35.6)	(13.5)
Other investments	(18.4)	(16.6)	(13.2)
Other-than-temporary impairment losses recognized in income	(115.4)	(83.4)	(49.0)

Change in net unrealized gains (losses) on investments:
Fixed maturity securities	193.3	(372.9)	145.2
Equity securities	6.9	(217.7)	36.5
Other investments	(2.5)	(4.1)	—
Total change in net unrealized gains (losses) on investments	197.7	(594.7)	181.7
Deferred income tax (expense) benefit	(79.8)	210.4	(63.1)
Net change in net unrealized gains (losses) on investments	117.9	(384.3)	118.6

Net realized gains on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized gains (losses) on investments	$222.6	$(320.6)	$309.9
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2016	2015	2014
Proceeds	$11,952.3	$11,779.8	$10,255.9
Gross realized gains	422.6	374.3	304.8
Gross realized losses	(202.5)	(227.2)	(64.5)
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
Other-than-temporary impairments recorded in 2016, 2015 and 2014 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and the fair values of certain equity securities remaining below cost for an extended period of time. There were no individually significant OTTI losses on investments by issuer during 2016, 2015 or 2014.
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
The changes in the amount of the credit component of OTTI losses on fixed maturity securities recognized in income, for which a portion of the OTTI losses was recognized in other comprehensive income, was not material for the years ended December 31, 2016, 2015 or 2014.
At December 31, 2016 and 2015, no investments exceeded 10% of shareholders’ equity.
At December 31, 2016 and 2015, the carrying value of fixed maturity investments that did not produce income during the years then ended were $0.5 and $0.2, respectively.
As of December 31, 2016 and 2015, we had committed approximately $789.1 and $662.3, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2016 and 2015, securities with carrying values of approximately $524.4 and $558.2, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
In the tables above, certain amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation. The reclassifications do not impact amounts presented in the financial statements.
Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $1,078.9 and $1,300.9 at December 31, 2016 and 2015, respectively. The value of the collateral represented 103% of the market value of the securities on loan at December 31, 2016 and 2015.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The remaining contractual maturity of our securities lending agreements at December 31, 2016 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$79.5	$25.2	$48.2	$8.7	$161.6
Corporate securities	658.8	—	—	—	658.8
Equity securities	255.5	1.3	—	—	256.8
Other debt securities	1.7	—	—	—	1.7
Total	$995.5	$26.5	$48.2	$8.7	$1,078.9
5. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2016, we had posted collateral of $92.4 and received collateral of $591.1 related to our derivative financial instruments. At December 31, 2015, we had posted collateral of $182.7 and received collateral of $32.2 related to our derivative financial instruments.
In addition to collateral posted for derivative transactions, from time to time, we may have cash on deposit to meet certain regulatory requirements, which are included in Cash and cash equivalents on the balance sheets. At December 31, 2016 and 2015, we had cash on deposit of $405.3 and $79.9, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2016 and 2015 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2016
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$4.0	$(0.7)
Interest rate swaps - forward starting pay fixed	4,775.0	Other assets/other liabilities	528.8	(6.0)
Subtotal hedging	6,160.0	Subtotal hedging	532.8	(6.7)

Non-hedging instruments
Interest rate swaps	209.4	Equity securities	4.7	(0.2)
Options	10,280.2	Other assets/other liabilities	220.7	(233.9)
Futures	185.3	Equity securities	0.5	(1.1)
Subtotal non-hedging	10,674.9	Subtotal non-hedging	225.9	(235.2)
Total derivatives	$16,834.9	Total derivatives	758.7	(241.9)
		Amounts netted	(92.8)	92.8
		Net derivatives	$665.9	$(149.1)

December 31, 2015
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$7.0	$(0.8)
Interest rate swaps - forward starting pay fixed	4,650.0	Other assets/other liabilities	15.7	(90.9)
Subtotal hedging	6,035.0	Subtotal hedging	22.7	(91.7)

Non-hedging instruments
Interest rate swaps	271.7	Equity securities	1.2	(6.0)
Options	16,917.4	Other assets/other liabilities	305.7	(332.1)
Futures	152.0	Equity securities	0.1	(0.2)
Subtotal non-hedging	17,341.1	Subtotal non-hedging	307.0	(338.3)
Total derivatives	$23,376.1	Total derivatives	329.7	(430.0)
		Amounts netted	(170.6)	170.6
		Net derivatives	$159.1	$(259.4)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at December 31, 2016 and 2015 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2016	2015
Interest rate swap	2015	$200.0	$200.0	4.350%	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	200.0	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,385.0	$1,385.0
A summary of the effect of fair value hedges on our income statement for the years ended December 31, 2016, 2015 and 2014 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
Year ended December 31, 2016
Interest rate swaps	Interest expense	$8.1	Fixed rate debt	Interest expense	$(8.1)
Year ended December 31, 2015
Interest rate swaps	Interest expense	$12.1	Fixed rate debt	Interest expense	$(12.1)
Year ended December 31, 2014
Interest rate swaps	Interest expense	$25.5	Fixed rate debt	Interest expense	$(25.5)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings beginning in 2017. During 2016, swaps in the notional amount of $5,900.0 expired. We paid an aggregate of $745.7 to the swap counter parties upon expiration. We performed a final effectiveness test upon the expiration of each swap. The ineffective portion of the hedge loss of $7.7 was recorded as a net realized loss on financial instruments. The effective portion of the hedge loss of $738.0 was recorded in accumulated other comprehensive loss. Following the expiration of these swaps, we entered into a new series of forward starting pay fixed interest rate swaps to replace the expired swaps. As of December 31, 2016, we recognized a hedge gain of $522.8 on the new swaps, which was recorded in accumulated other comprehensive loss. We had $4,775.0 and $4,650.0 in notional amount outstanding under these swaps at December 31, 2016 and 2015, respectively.
The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $168.4 and $81.1 at December 31, 2016 and 2015, respectively. As of December 31, 2016, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $9.9.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Year ended December 31, 2016
Forward starting pay fixed swaps	$(140.1)	Interest expense	$(5.8)	Net realized gains on financial instruments	$(7.7)
Year ended December 31, 2015
Forward starting pay fixed swaps	$(75.2)	Interest expense	$(5.5)	None	$—
Year ended December 31, 2014
Forward starting pay fixed swaps	$—	Interest expense	$(5.0)	None	$—
We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness, and no ineffectiveness was recognized, except for the amounts described above related to the expired interest rate swaps.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our income statement for the years ended December 31, 2016, 2015 and 2014 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2016
Interest rate swaps	Net realized gains on financial instruments	$0.2
Options	Net realized gains on financial instruments	(209.1)
Futures	Net realized gains on financial instruments	1.4
Total		$(207.5)
Year ended December 31, 2015
Derivatives embedded in convertible fixed maturity securities	Net realized gains on financial instruments	$(22.2)
Interest rate swaps	Net realized gains on financial instruments	(1.9)
Options	Net realized gains on financial instruments	34.6
Futures	Net realized gains on financial instruments	(0.1)
Total		$10.4
Year ended December 31, 2014
Derivatives embedded in convertible fixed maturity securities	Net realized gains on financial instruments	$11.6
Interest rate swaps	Net realized gains on financial instruments	(11.6)
Options	Net realized gains on financial instruments	(53.3)
Futures	Net realized gains on financial instruments	(10.0)
Total		$(63.3)
During 2016, certain options classified as non-hedging derivatives expired and we paid the counter parties $164.4.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 is as follows:

	Level I	Level II	Level III	Total
December 31, 2016
Assets:
Cash equivalents	$1,546.0	$—	$—	$1,546.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	558.5	—	—	558.5
Government sponsored securities	—	40.0	—	40.0
States, municipalities and political subdivisions, tax-exempt	—	6,105.3	—	6,105.3
Corporate securities	79.9	7,775.9	238.8	8,094.6
Residential mortgage-backed securities	—	1,917.3	12.0	1,929.3
Commercial mortgage-backed securities	—	214.3	—	214.3
Other debt securities	53.4	649.3	42.8	745.5
Total fixed maturity securities	691.8	16,702.1	293.6	17,687.5
Equity securities	1,200.2	111.9	187.8	1,499.9
Other invested assets, current	15.8	—	—	15.8
Securities lending collateral	726.0	353.8	—	1,079.8
Derivatives	—	758.7	—	758.7
Total assets	$4,179.8	$17,926.5	$481.4	$22,587.7
Liabilities:
Derivatives	$—	$(241.9)	$—	$(241.9)
Total liabilities	$—	$(241.9)	$—	$(241.9)

December 31, 2015
Assets:
Cash equivalents	$701.0	$—	$—	$701.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	349.9	—	—	349.9
Government sponsored securities	—	75.9	—	75.9
States, municipalities and political subdivisions, tax-exempt	—	6,251.6	—	6,251.6
Corporate securities	77.6	7,629.3	186.2	7,893.1
Residential mortgage-backed securities	—	1,750.9	—	1,750.9
Commercial mortgage-backed securities	—	402.4	1.9	404.3
Other debt securities	55.7	671.2	25.6	752.5
Total fixed maturity securities	483.2	16,781.3	213.7	17,478.2
Equity securities	1,253.8	116.9	102.1	1,472.8
Other invested assets, current	19.1	—	—	19.1
Securities lending collateral	708.1	592.3	—	1,300.4
Derivatives	—	329.7	—	329.7
Total assets	$3,165.2	$17,820.2	$315.8	$21,301.2
Liabilities:
Derivatives	$—	$(430.0)	$—	$(430.0)
Total liabilities	$—	$(430.0)	$—	$(430.0)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Year ended December 31, 2016
Beginning balance at January 1, 2016	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Total (losses) gains:
Recognized in net income	(2.9)	—	—	—	0.7	(2.2)
Recognized in accumulated other comprehensive income	(2.0)	—	—	(0.5)	(0.5)	(3.0)
Purchases	170.2	4.3	—	—	222.6	397.1
Sales	(5.4)	—	—	—	(136.7)	(142.1)
Settlements	(56.8)	—	—	(0.9)	(0.4)	(58.1)
Transfers into Level III	6.6	9.3	—	28.8	—	44.7
Transfers out of Level III	(57.1)	(1.6)	(1.9)	(10.2)	—	(70.8)
Ending balance at December 31, 2016	$238.8	$12.0	$—	$42.8	$187.8	$481.4
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2016	$(2.0)	$—	$—	$—	$—	$(2.0)

Year ended December 31, 2015
Beginning balance at January 1, 2015	$144.6	$—	$3.3	$6.6	$48.3	$202.8
Total gains (losses):
Recognized in net income	1.4	—	—	0.2	(1.5)	0.1
Recognized in accumulated other comprehensive income	0.7	—	—	(0.2)	3.9	4.4
Purchases	132.6	—	1.1	28.3	52.1	214.1
Sales	(11.7)	—	(1.1)	(0.9)	(13.8)	(27.5)
Settlements	(51.6)	—	(1.4)	(0.2)	—	(53.2)
Transfers into Level III	4.8	—	—	—	13.1	17.9
Transfers out of Level III	(34.6)	—	—	(8.2)	—	(42.8)
Ending balance at December 31, 2015	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2015	$(0.6)	$—	$—	$—	$(1.4)	$(2.0)

Year ended December 31, 2014
Beginning balance at January 1, 2014	$115.2	$—	$6.5	$14.8	$41.4	$177.9
Total (losses) gains:
Recognized in net income	(4.4)	—	—	—	(0.7)	(5.1)
Recognized in accumulated other comprehensive income	8.5	—	—	0.4	2.8	11.7
Purchases	68.9	—	3.6	6.5	15.9	94.9
Sales	(48.0)	—	—	(3.6)	(10.6)	(62.2)
Settlements	(11.0)	—	(3.7)	(0.4)	—	(15.1)
Transfers into Level III	24.8	—	—	—	—	24.8
Transfers out of Level III	(9.4)	—	(3.1)	(11.1)	(0.5)	(24.1)
Ending balance at December 31, 2014	$144.6	$—	$3.3	$6.6	$48.3	$202.8
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2014	$(11.1)	$—	$—	$—	$(0.7)	$(11.8)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the years ended December 31, 2016, 2015 or 2014.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestiture”, we completed our acquisition of Simply Healthcare on February 17, 2015. The values of net assets acquired in our acquisition of Simply Healthcare and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Simply Healthcare's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Simply Healthcare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Simply Healthcare described above, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2016 or 2015.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2016, 2015 or 2014.
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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2016 and 2015 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2016
Assets:
Other invested assets, long-term	$2,240.5	$—	$—	$2,240.5	$2,240.5
Liabilities:
Debt:
Short-term borrowings	440.0	—	440.0	—	440.0
Commercial paper	629.0	—	629.0	—	629.0
Notes	14,323.8	—	14,858.4	—	14,858.4
Convertible debentures	334.1	—	1,020.2	—	1,020.2

December 31, 2015
Assets:
Other invested assets, long-term	$2,041.1	$—	$—	$2,041.1	$2,041.1
Liabilities:
Debt:
Short-term borrowings	540.0	—	540.0	—	540.0
Commercial paper	682.2	—	682.2	—	682.2
Notes	14,311.6	—	14,523.2	—	14,523.2
Convertible debentures	330.7	—	980.1	—	980.1

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

7. Income Taxes
The components of deferred income taxes at December 31 are as follows:

	2016	2015
Deferred tax assets relating to:
Retirement benefits	$362.9	$364.8
Accrued expenses	331.9	344.6
Insurance reserves	229.5	247.1
Net operating loss carryforwards	9.2	18.1
Bad debt reserves	119.6	154.8
State income tax	59.8	43.4
Deferred compensation	38.2	40.1
Investment basis difference	42.4	62.2
Other	110.5	68.4
Total deferred tax assets	1,304.0	1,343.5
Deferred tax liabilities relating to:
Unrealized gains on securities	202.9	127.8
Intangible assets:
Trademarks and state Medicaid licenses	2,547.6	2,547.6
Customer, provider and hospital relationships	194.1	269.2
Internally developed software and other amortization differences	450.5	436.6
Retirement benefits	267.3	252.7
Debt discount	60.8	61.9
State deferred tax	106.0	36.4
Depreciation and amortization	54.1	44.2
Other	200.6	197.7
Total deferred tax liabilities	4,083.9	3,974.1
Net deferred tax liability	$(2,779.9)	$(2,630.6)
The elimination of the valuation allowance during 2015 was attributable to a reduction in a statutory state income tax rate and continued utilization of state net operating losses.
Significant components of the provision for income taxes for the years ended December 31 consist of the following:

	2016	2015	2014
Current tax expense:
Federal	$1,862.6	$1,996.6	$1,629.4
State and local	93.9	133.0	65.8
Total current tax expense	1,956.5	2,129.6	1,695.2
Deferred tax expense (benefit)	129.1	(58.6)	112.8
Total income tax expense	$2,085.6	$2,071.0	$1,808.0
State and local current tax expense is reported gross of federal benefit, and includes amounts related to true up of prior years’ tax, audit settlements, uncertain tax positions and state tax credits. Such items are included in multiple lines in the following rate reconciliation table on a net of federal tax basis.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31 is as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,594.4	35.0%	$1,620.9	35.0%	$1,528.8	35.0%
State and local income taxes net of federal tax benefit	61.5	1.4	75.3	1.6	49.0	1.1
Tax exempt interest and dividends received deduction	(61.7)	(1.4)	(63.2)	(1.3)	(65.9)	(1.5)
HIP Fee	411.7	9.0	422.6	9.1	312.6	7.2
Other, net	79.7	1.8	15.4	0.3	(16.5)	(0.4)
Total income tax expense	$2,085.6	45.8%	$2,071.0	44.7%	$1,808.0	41.4%
During the year ended December 31, 2016, we recognized income tax expense of $411.7, or $1.54 per diluted share, as a result of the non-tax deductibility of the HIP Fee payments.
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
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31 is as follows:

	2016	2015
Balance at January 1	$212.0	$115.8
Additions based on:
Tax positions related to current year	—	39.8
Tax positions related to prior years	13.9	65.1
Reductions based on:
Tax positions related to current year	(1.1)	—
Tax positions related to prior years	(88.4)	(7.9)
Settlements with taxing authorities	(5.3)	(0.8)
Balance at December 31	$131.1	$212.0
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
As of December 31, 2016, $102.4 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included in the table above is $2.4 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate.
For the years ended December 31, 2016, 2015 and 2014, we recognized net interest expense (benefits) of $6.6, $(1.8) and $(4.2), respectively. We had accrued approximately $18.9 and $12.3 for the payment of interest at December 31, 2016 and 2015, respectively.
As of December 31, 2016, as further described below, certain tax years remain open to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $3.1 to $(75.1).
We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2016, the IRS examination of our 2016 tax year continues to be in process. During 2016, the examination of our 2015 tax year was resolved with the IRS.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.
At December 31, 2016, we had unused federal tax net operating loss carryforwards of approximately $19.0 to offset future taxable income. The loss carryforwards expire in the years 2017 through 2034. During 2016, 2015 and 2014, federal income taxes paid totaled $1,665.2, $1,952.1 and $1,659.0, respectively.
8. Property and Equipment
A summary of property and equipment at December 31 is as follows:

	2016	2015
Land and improvements	$21.2	$21.5
Building and improvements	215.1	216.6
Data processing equipment, furniture and other equipment	1,024.5	1,046.1
Computer software, purchased and internally developed	2,416.7	2,344.9
Leasehold improvements	462.4	429.3
Property and equipment, gross	4,139.9	4,058.4
Accumulated depreciation and amortization	(2,162.0)	(2,038.6)
Property and equipment, net	$1,977.9	$2,019.8
Depreciation expense for 2016, 2015 and 2014 was $104.0, $105.8 and $106.5, respectively. Amortization expense on computer software and leasehold improvements for 2016, 2015 and 2014 was $472.0, $409.8 and $367.8, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2016, 2015 and 2014 of $411.8, $366.7 and $329.2, respectively. Capitalized costs related to the internal development of software of $2,157.2 and $2,024.7 at December 31, 2016 and 2015, respectively, are reported with computer software.
During the years ended December 31, 2016, 2015 and 2014, we recognized $25.3, $1.8 and $7.9, respectively, of impairments related to computer software (primarily internally developed). We also recognized $19.5 of impairments related to data processing equipment in 2016. These impairments were due to project cancellation or asset replacement, some of which resulted from a change in strategic focus needed to effectively manage business operations in a post-Health Care Reform environment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets
No goodwill is allocated to our Other segment. A summary of the change in the carrying amount of goodwill for our Commercial and Specialty Business segment and Government Business segment (see Note 19, “Segment Information”) for 2016 and 2015 is as follows:

	Commercial and Specialty Business	Government Business	Total
Balance as of January 1, 2015	$11,818.9	$5,263.1	$17,082.0
Acquisitions	—	480.2	480.2
Balance as of December 31, 2015	11,818.9	5,743.3	17,562.2
Other adjustments	(1.0)	—	(1.0)
Balance as of December 31, 2016	$11,817.9	$5,743.3	$17,561.2
Accumulated impairment as of December 31, 2016	$(41.0)	$—	$(41.0)
The increase in goodwill in 2015 was primarily due to the acquisition of Simply Healthcare in February 2015. For additional information regarding this acquisition, see Note 3, "Business Acquisitions and Divestiture".
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2016, 2015 and 2014. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2016, 2015 or 2014 as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31 are as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$3,310.9	$(2,759.7)	$551.2	$3,394.4	$(2,670.0)	$724.4
Provider and hospital relationships	150.5	(65.9)	84.6	150.9	(58.6)	92.3
Other	89.4	(50.6)	38.8	90.7	(39.7)	51.0
Total	3,550.8	(2,876.2)	674.6	3,636.0	(2,768.3)	867.7
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,298.7	—	6,298.7	6,298.7	—	6,298.7
State Medicaid licenses	991.6	—	991.6	991.6	—	991.6
Total	7,290.3	—	7,290.3	7,290.3	—	7,290.3
Other intangible assets	$10,841.1	$(2,876.2)	$7,964.9	$10,926.3	$(2,768.3)	$8,158.0
As of December 31, 2016, the estimated amortization expense for each of the five succeeding years is as follows: 2017, $158.8; 2018, $127.9; 2019, $101.0; 2020, $74.9; and 2021, $55.9.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Benefit obligation at beginning of year	$1,833.3	$1,914.4	$578.7	$646.6
Service cost	11.6	13.1	1.6	2.1
Interest cost	68.5	68.2	22.4	23.4
Plan amendment	—	0.8	—	—
Actuarial loss (gain)	32.2	(41.2)	(4.2)	(58.1)
Benefits paid	(120.7)	(122.0)	(33.3)	(35.3)
Benefit obligation at end of year	$1,824.9	$1,833.3	$565.2	$578.7

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$1,865.2	$1,985.0	$328.4	$347.9
Actual return on plan assets	132.2	(1.5)	21.8	(1.2)
Employer contributions	11.1	3.7	14.9	17.3
Benefits paid	(120.7)	(122.0)	(33.3)	(35.6)
Fair value of plan assets at end of year	$1,887.8	$1,865.2	$331.8	$328.4
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Noncurrent assets	$126.7	$103.4	$—	$—
Current liabilities	(3.7)	(10.5)	—	—
Noncurrent liabilities	(60.1)	(61.0)	(233.4)	(250.3)
Net amount at December 31	$62.9	$31.9	$(233.4)	$(250.3)
 The net amounts included in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Net actuarial loss	$655.8	$635.0	$146.6	$162.7
Prior service cost (credit)	0.5	(0.1)	(59.7)	(73.5)
Net amount before tax at December 31	$656.3	$634.9	$86.9	$89.2
The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $18.0 and $0.6, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $11.5 and $13.6, respectively.
The accumulated benefit obligation for the defined benefit pension plans was $1,821.1 and $1,829.6 at December 31, 2016 and 2015, respectively.
As of December 31, 2016, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $100.6, $98.5 and $36.8, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	3.77%	3.92%	3.82%	4.01%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.95%	7.84%	7.00%	7.00%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit cost (benefit credit) included in the consolidated statements of income are as follows:

	2016	2015	2014
Pension Benefits
Service cost	$11.6	$13.1	$13.0
Interest cost	68.5	68.2	74.1
Expected return on assets	(147.1)	(143.2)	(137.5)
Recognized actuarial loss	19.0	25.7	21.0
Amortization of prior service credit	(0.6)	(0.6)	(0.8)
Settlement loss	7.3	6.5	5.2
Net periodic benefit credit	$(41.3)	$(30.3)	$(25.0)

Other Benefits
Service cost	$1.6	$2.1	$3.2
Interest cost	22.4	23.4	26.3
Expected return on assets	(22.4)	(23.7)	(23.4)
Recognized actuarial loss	12.4	15.3	9.4
Amortization of prior service credit	(13.8)	(14.4)	(14.4)
Net periodic benefit cost	$0.2	$2.7	$1.1
During the years ended December 31, 2016, 2015 and 2014 we incurred total settlement losses of $7.3, $6.5 and $5.2, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2016	2015	2014
Pension Benefits
Discount rate	3.92%	3.66%	4.39%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.84%	7.62%	7.66%

Other Benefits
Discount rate	4.01%	3.74%	4.48%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.00%	7.00%	7.00%
The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2016 measurement date was 8.00% for 2017 with a gradual decline to 4.50% by the year 2028. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2016 measurement date was 6.00% for 2017 with a gradual decline to 4.50% by the year 2024. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2016 by $42.2 and would increase service and interest costs by $1.8. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2016 by $36.2 and would decrease service and interest costs by $1.5.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 45% equity securities, 46% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset-backed investments issued by corporations and the U.S. government. Other types of investments primarily include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2016, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2016, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $2.8, are as follows (see Note 6, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2016
Pension Benefit Assets:
Equity securities:
U.S. securities	$561.4	$4.4	$—	$565.8
Foreign securities	264.5	—	—	264.5
Mutual funds	36.6	—	—	36.6
Fixed maturity securities:
Government securities	183.9	—	—	183.9
Corporate securities	—	385.9	—	385.9
Asset-backed securities	—	134.7	—	134.7
Other types of investments:
Common and collective trusts	—	27.5	—	27.5
Partnership interests	—	—	112.5	112.5
Insurance company contracts	—	—	173.3	173.3
Treasury futures contracts	0.3	—	—	0.3
Total pension benefit assets	$1,046.7	$552.5	$285.8	$1,885.0

Other Benefit Assets:
Equity securities:
U.S. securities	$13.0	$0.2	$—	$13.2
Foreign securities	5.4	—	—	5.4
Mutual funds	47.1	—	—	47.1
Fixed maturity securities:
Government securities	2.7	—	—	2.7
Corporate securities	—	7.9	—	7.9
Asset-backed securities	—	5.8	—	5.8
Other types of investments:
Common and collective trusts	—	1.0	—	1.0
Partnership interests	—	—	1.2	1.2
Life insurance contracts	—	—	237.7	237.7
Investment in DOL 103-12 trust	—	9.8	—	9.8
Total other benefit assets	$68.2	$24.7	$238.9	$331.8

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2016
Beginning balance at January 1, 2016	$118.6	$174.2	$229.9	$522.7
Actual return on plan assets:
Relating to assets still held at the reporting date	(3.5)	(3.1)	10.8	4.2
Purchases	17.8	8.9	—	26.7
Sales	(19.2)	(6.7)	(3.0)	(28.9)
Ending balance at December 31, 2016	$113.7	$173.3	$237.7	$524.7

Year ended December 31, 2015
Beginning balance at January 1, 2015	$122.2	$187.7	$238.4	$548.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(5.9)	(5.7)	(6.8)	(18.4)
Purchases	10.9	7.0	—	17.9
Sales	(8.6)	(14.8)	(1.7)	(25.1)
Ending balance at December 31, 2015	$118.6	$174.2	$229.9	$522.7

Year ended December 31, 2014
Beginning balance at January 1, 2014	$160.3	$197.4	$230.0	$587.7
Actual return on plan assets:
Relating to assets still held at the reporting date	(5.4)	1.4	8.4	4.4
Purchases	8.4	11.6	—	20.0
Sales	(41.1)	(22.7)	—	(63.8)
Ending balance at December 31, 2014	$122.2	$187.7	$238.4	$548.3
There were no transfers between Levels I, II and III during the years ended December 31, 2016, 2015 and 2014.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2016, 2015 and 2014, no material contributions were necessary to meet ERISA required funding levels. However, during the years ended December 31, 2016, 2015 and 2014, we made tax deductible discretionary contributions to the pension benefit plans of $11.1, $3.7 and $3.6, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2017	$157.9	$41.4
2018	154.0	42.2
2019	153.1	42.5
2020	147.8	42.5
2021	143.0	42.2
2022 – 2026	637.6	197.4
In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $131.5, $125.4 and $111.1 during 2016, 2015 and 2014, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

11. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 19, "Segment Information"), for the year ended December 31, 2016 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,396.1	$4,173.7	$7,569.8
Ceded medical claims payable, beginning of year	(635.7)	(9.9)	(645.6)
Net medical claims payable, beginning of year	2,760.4	4,163.8	6,924.2
Net incurred medical claims:
Current year	27,797.3	38,574.1	66,371.4
Prior years redundancies	(466.5)	(383.9)	(850.4)
Total net incurred medical claims	27,330.8	38,190.2	65,521.0
Net payments attributable to:
Current year medical claims	25,119.3	34,037.3	59,156.6
Prior years medical claims	2,226.2	3,708.9	5,935.1
Total net payments	27,345.5	37,746.2	65,091.7
Net medical claims payable, end of year	2,745.7	4,607.8	7,353.5
Ceded medical claims payable, end of year	521.3	17.8	539.1
Gross medical claims payable, end of year	$3,267.0	$4,625.6	$7,892.6
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2015 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,541.4	$3,319.8	$6,861.2
Ceded medical claims payable, beginning of year	(762.5)	(4.9)	(767.4)
Net medical claims payable, beginning of year	2,778.9	3,314.9	6,093.8
Business combinations and purchase adjustments	—	121.8	121.8
Net incurred medical claims:
Current year	26,798.5	33,909.9	60,708.4
Prior years redundancies	(480.3)	(319.9)	(800.2)
Total net incurred medical claims	26,318.2	33,590.0	59,908.2
Net payments attributable to:
Current year medical claims	24,145.7	29,922.0	54,067.7
Prior years medical claims	2,191.0	2,940.9	5,131.9
Total net payments	26,336.7	32,862.9	59,199.6
Net medical claims payable, end of year	2,760.4	4,163.8	6,924.2
Ceded medical claims payable, end of year	635.7	9.9	645.6
Gross medical claims payable, end of year	$3,396.1	$4,173.7	$7,569.8

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2014 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,129.9	$2,997.3	$6,127.2
Ceded medical claims payable, beginning of year	(21.7)	(1.7)	(23.4)
Net medical claims payable, beginning of year	3,108.2	2,995.6	6,103.8
Net incurred medical claims:
Current year	27,708.1	28,597.7	56,305.8
Prior years redundancies	(239.5)	(302.4)	(541.9)
Total net incurred medical claims	27,468.6	28,295.3	55,763.9
Net payments attributable to:
Current year medical claims	25,016.9	25,337.0	50,353.9
Prior years medical claims	2,781.0	2,639.0	5,420.0
Total net payments	27,797.9	27,976.0	55,773.9
Net medical claims payable, end of year	2,778.9	3,314.9	6,093.8
Ceded medical claims payable, end of year	762.5	4.9	767.4
Gross medical claims payable, end of year	$3,541.4	$3,319.8	$6,861.2
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $850.4 shown above for the year ended December 31, 2016 represents an estimate based on paid claim activity from January 1, 2016 to December 31, 2016. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $850.4 redundancy relates to claims incurred in calendar year 2015.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2016, 2015 and 2014, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2016	2015	2014
Assumed trend factors	$(591.3)	$(467.9)	$(399.5)
Assumed completion factors	(259.1)	(332.3)	(142.4)
Total	$(850.4)	$(800.2)	$(541.9)
The favorable development recognized in 2016 and 2015 resulted primarily from trend factors in late 2015 and late 2014, respectively, developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development. The favorable development recognized in 2014 was driven by trend factors in late 2013 developing more favorably than originally expected.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2016	2015	2014
Net incurred medical claims:
Commercial & Specialty Business	$27,330.8	$26,318.2	$27,468.6
Government Business	38,190.2	33,590.0	28,295.3
Total net incurred medical claims	65,521.0	59,908.2	55,763.9
Quality improvement and other claims expense	1,313.4	1,208.7	1,091.0
Benefit expense	$66,834.4	$61,116.9	$56,854.9
Incurred and paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2016, 2015 and 2014 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2014	2015	2016
2014 & Prior	$30,576.8	$30,096.5	$30,121.8
2015		26,798.5	26,306.6
2016			27,797.3
Total			$84,225.7

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2014	2015	2016
2014 & Prior	$27,797.9	$29,988.9	$30,095.6
2015		24,145.7	26,265.1
2016			25,119.3
Total			$81,480.0
At December 31, 2016, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $26.2, $41.5 and $2,678.0 for the claim years 2014 and prior, 2015 and 2016, respectively.
At December 31, 2016, the cumulative number of reported claims for the Commercial & Specialty Business was 131.6, 118.6 and 111.2 for the claims years 2014 and prior, 2015 and 2016, respectively.
Incurred and paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2016, 2015 and 2014 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2014	2015	2016
2014 & Prior	$31,290.9	$30,971.0	$30,911.5
2015		33,909.9	33,585.6
2016			38,574.1
Total			$103,071.2

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2014	2015	2016
2014 & Prior	$27,976.0	$30,916.9	$30,906.0
2015		29,800.3	33,520.2
2016			34,037.2
Total			$98,463.4
At December 31, 2016, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $5.5, $65.4 and $4,536.9 for the claim years 2014 and prior, 2015 and 2016, respectively.
At December 31, 2016, the cumulative number of reported claims for the Government Business was 193.0, 189.0 and 193.6 for the claims years 2014 and prior, 2015 and 2016, respectively.
The information about incurred and paid claims development for the years ended December 31, 2014 and 2015, for both the Commercial & Specialty Business and Government Business, is presented as supplementary information.
The cumulative number of reported claims for each claim year for both the Commercial & Specialty Business and Government Business have been developed using historical data captured by our claim payment systems. The provided claim amounts are not a precise tool for understanding utilization of medical services. They could be impacted by a variety of factors including changes in provider billing practices, provider reimbursement arrangements, mix of services, benefit design or processing systems. The cumulative number of reported claims has been provided to comply with FASB accounting standards and is not used by management in its claims analysis. Our cumulative number of reported claims may not be comparable to similar measures reported by other health benefits companies.
The reconciliation of the Commercial & Specialty Business and Government Business incurred and paid claims development information, reflected in the tables above, to the consolidated ending balance for medical claims payable, as of December 31, 2016, is as follows:

	Commercial & Specialty Business	Government Business	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$84,225.7	$103,071.2	$187,296.9
Less: cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	81,480.0	98,463.4	179,943.4
Net medical claims payable, end of year	2,745.7	4,607.8	7,353.5
Ceded medical claims payable, end of year	521.3	17.8	539.1
Gross medical claims payable, end of year	$3,267.0	$4,625.6	$7,892.6
12. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2016 and 2015, $440.0 and $540.0, respectively, were outstanding under our short-term FHLBs borrowings. These outstanding short-term FHLBs borrowings at December 31, 2016 and 2015 had fixed interest rates of 0.643% and 0.424%, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term Debt
The carrying value of long-term debt at December 31 consists of the following:

	2016	2015
Senior unsecured notes:
2.375%, due 2017	$400.1	$399.9
5.875%, due 2017	528.3	527.6
1.875%, due 2018	624.3	621.9
2.300%, due 2018	647.5	645.9
2.250%, due 2019	845.6	843.9
7.000%, due 2019	439.4	438.9
4.350%, due 2020	700.0	702.9
3.700%, due 2021	696.9	696.2
3.125%, due 2022	843.8	842.7
3.300%, due 2023	993.3	992.2
3.500%, due 2024	791.9	790.9
5.950%, due 2034	444.7	444.5
5.850%, due 2036	768.3	768.0
6.375%, due 2037	639.9	639.6
5.800%, due 2040	193.9	193.8
4.625%, due 2042	886.3	885.8
4.650%, due 2043	985.9	985.5
4.650%, due 2044	790.8	790.5
5.100%, due 2044	593.6	593.3
4.850%, due 2054	246.8	246.6
Remarketable subordinated notes:
1.900%, due 2028	1,237.6	1,236.1
Surplus notes:
9.000%, due 2027	24.9	24.9
Senior convertible debentures:
2.750%, due 2042	334.1	330.7
Variable rate debt:
Commercial paper program	629.0	682.2
Total long-term debt	15,286.9	15,324.5
Current portion of long-term debt	(928.4)	—
Long-term debt, less current portion	$14,358.5	$15,324.5
All debt is a direct obligation of Anthem, Inc., except for the surplus notes and the FHLB borrowings.
We generally issue senior unsecured notes for long-term borrowing purposes. Certain of these notes may have a call feature that allows us to redeem the notes at any time at our option and/or a put feature that allows a note holder to redeem the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
On September 10, 2015, we repaid, upon maturity, the $625.0 outstanding principal balance of our 1.25% Notes due 2015. Additionally, during the year ended December 31, 2015, we repurchased $13.0 of outstanding principal balance of

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

certain senior unsecured notes, plus applicable premium and accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt of $3.4 on the repurchase of these notes.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. We received $1,228.8 in cash proceeds from the issuance of the Equity Units, net of underwriting discounts, commissions and offering expenses payable by us, and recorded $1,250.0 in long-term debt. The proceeds are being used for general corporate purposes, including, but not limited to, the repurchase of a portion of our outstanding senior convertible debentures due 2042. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.6487 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.6487 per share but greater than $143.7568 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.7568 per share, the settlement rate will be 0.3479 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced on August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the remarketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At December 31, 2016 and 2015, the stock purchase contract liability was $62.0 and $102.3, respectively, and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part of the contract adjustment payments but not beyond the contract settlement date and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date.
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
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The facility provides credit up to $3,500.0 and matures on August 25, 2020. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. There were no amounts outstanding under the senior revolving credit facilities at December 31, 2016 or 2015.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2016, we had $629.0 outstanding under our commercial paper program with a weighted-average interest rate of 0.9715%. At December 31, 2015, we had $682.2 outstanding under our commercial paper program with a weighted-average interest rate of 0.7050%. Commercial paper borrowings have been classified as long-term debt at December 31, 2016 and 2015, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior credit facility described above.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the pending acquisition of Cigna. We paid $106.6 in fees in connection with the bridge facility which were capitalized in other current assets and amortized as interest expense. We recorded $104.0 and $36.8 of interest expense related to the amortization of the bridge loan facility and other related fees during the years ended December 31, 2016 and 2015, respectively. In January 2017, we reduced the size of the bridge facility from $22,500.0 to $19,500.0 and extended the termination date under the Merger Agreement, as well as the availability of commitments under

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

the bridge facility and term loan facility, to April 30, 2017. In connection with the extension of the bridge facility, we paid $97.5 in fees, which will be amortized through April 30, 2017. The commitment of the lenders to provide the bridge facility and term loan facility is subject to several conditions, including the completion of the Cigna acquisition. For additional information, see the “Pending Acquisition of Cigna Corporation” section of Note 3, “Business Acquisitions and Divestiture.”
Convertible Debentures
On October 9, 2012, we issued $1,500.0 of senior convertible debentures, or the Debentures. The Debentures are governed by an indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. The Debentures also have a contingent interest feature that will require us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022.
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
During the year ended December 31, 2015, we repurchased $920.0 in aggregate principal of the Debentures. In addition, $66.6 aggregate principal was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $2,055.7. We recognized a gain on the extinguishment of debt related to the Debentures of $12.7, based on the fair values of the debt on the repurchase and conversion settlement dates.
As of December 31, 2016, our common stock was last traded at a price of $143.77 per share. If the remaining Debentures had been converted or matured at December 31, 2016, we would be obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $493.2. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Debentures were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” in our consolidated balance sheets.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes at December 31, 2016 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$513.4
Unamortized debt discount	$173.6
Net debt carrying amount	$334.1
Equity component carrying amount	$186.1
Conversion rate (shares of common stock per $1,000 of principal amount)	13.6368
Effective conversion price (per $1,000 of principal amount)	$73.3306
The remaining amortization period of the unamortized debt discount as of December 31, 2016 is approximately 26 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the years ended December 31, 2016 and 2015, we recognized $17.3 and $32.5, respectively, of interest expense related to the Debentures, of which $14.1 and $26.6, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $3.2 and $5.9, respectively, represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2016, 2015 and 2014 was $594.9, $604.0, and $575.9, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2016 and 2015.
Future maturities of all long-term debt outstanding at December 31, 2016 are as follows: 2017, $1,557.4; 2018, $1,271.8; 2019, $1,285.0; 2020, $700.0; 2021, $696.9 and thereafter, $9,775.8.
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
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. (n/k/a Anthem, Inc.) Out-of-Network “UCR”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the federal and state anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013 seeking six different classes. Following oral argument, the court denied the plaintiffs' motion for class certification in late 2014. The California subscriber plaintiffs filed a motion for leave to file a renewed motion for class certification with more narrowly defined proposed classes, which the court denied. All but two of the individually named subscribers and all of the providers and medical associations dismissed their claims with prejudice. We filed a motion for summary judgment in March 2016, and a motion for summary judgment was also filed by one of the remaining individual plaintiffs. In July 2016, the court denied plaintiffs' motion and granted our motion for summary judgment on all remaining claims. One plaintiff filed a motion for reconsideration, which was denied, and then filed an appeal of the court's denial of the motion for reconsideration, which is currently pending. In October 2016, the court entered final judgment in the case in our favor. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013. In June 2014, the court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. No date has been set for either the pretrial conference or trials in these actions. Since January 2016, subscribers have filed additional actions asserting damage claims in Indiana, Kansas, Kansas City, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Vermont, and Virginia, all of which have been consolidated into the multi-district lawsuit. In November 2016, subscriber plaintiffs and provider plaintiffs filed new consolidated amended complaints adding new named plaintiffs and new factual allegations. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
In July 2013, our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, has been named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that a HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. The parties were recently assigned a new judge, but no court dates have been set. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for pharmacy benefit management, or PBM, services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeks various declarations under the pharmacy benefit management agreement, or PBM Agreement, between the parties. Our suit asserts that Express Scripts' pricing exceeds the competitive benchmark pricing required by the PBM Agreement by approximately $13,000.0 over the remaining term of the PBM Agreement, and by approximately $1,800.0 through the post-termination transition period. Further, we assert that Express Scripts’ excessive pricing has caused us to lose existing customers and prevented us from gaining new business. In addition to the amounts associated with competitive benchmark pricing, we are seeking over $158.0 in damages associated with operational breaches incurred, together with a declaratory judgment that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the PBM Agreement; (iii) has breached the PBM Agreement, and that we can terminate the PBM Agreement either due to Express Scripts’ breaches or because we have determined that Express Scripts’ performance with respect to the delegated Medicare Part D functions has been unsatisfactory; and (iv) is required under the PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. Express Scripts contends that we breached the PBM Agreement by failing to negotiate proposed new pricing terms in good faith and that we breached the implied covenant of good faith and fair dealing by disregarding the terms of the transaction. In addition, Express Scripts is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the PBM Agreement; (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (iii) that we do not have the right to terminate the PBM Agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675.0 at the time of the PBM Agreement. We believe that Express Scripts’ defenses and counterclaims are without merit. We filed a motion to dismiss Express Scripts' counterclaims, which is pending. We intend to vigorously pursue our claims and defend against any counterclaims; however, the ultimate outcome cannot be presently determined.
Anthem, Inc. and Express Scripts were named as defendants in a purported class action lawsuit filed in June 2016 in the Southern District of New York by three members of ERISA plans alleging ERISA violations captioned Karen Burnett, Brendan Farrell, and Robert Shullich, individually and on behalf of all others similarly situated v. Express Scripts, Inc. and Anthem, Inc. The lawsuit was then consolidated with a similar lawsuit that was previously filed against Express Scripts. A first amended consolidated complaint was filed in the consolidated lawsuit, which is captioned In Re Express Scripts/Anthem ERISA Litigation. The first amended consolidated complaint was filed by six individual plaintiffs against Anthem and Express Scripts on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA health care plan from December 1, 2009 to the present in which Anthem provided prescription drug benefits through a PBM Agreement with Express Scripts and who paid a percentage based co-insurance payment in the course of using that prescription drug benefit. As to the ERISA members, the plaintiffs allege that Anthem breached its duties under ERISA (i) by failing to adequately monitor Express Scripts’ pricing under the PBM Agreement and (ii) by placing its own pecuniary interest above the best interests of Anthem insureds for its own pecuniary interest by allegedly agreeing to higher pricing in the PBM Agreement in

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

exchange for the $4,675.0 purchase price for our NextRx PBM business. As to the non-ERISA members, the plaintiffs assert that Anthem breached the implied covenant of good faith and fair dealing implied in the health plans under which the non-ERISA members are covered by (i) negotiating and entering into the PBM Agreement with Express Scripts that was detrimental to the interests of the such non-ERISA members, (ii) failing to adequately monitor the activities of Express Scripts, including failing to timely monitor and correct the prices charged by Express Scripts for prescription medications, and (iii) acting in Anthem’s self-interests instead of the interests of the non-ERISA members when it accepted the $4,675.0 purchase price for NextRx. Plaintiffs seek to hold Anthem and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest. We filed a motion to dismiss all of the claims brought against Anthem, which is pending. ESI filed a motion to transfer the case to a federal court in Missouri, and we intend to oppose the transfer. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
As discussed in Note 3, Business Acquisitions - Pending Acquisition of Cigna Corporation, in July 2016, the DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the District Court seeking to block the Acquisition, which is captioned United States of America, et al., v. Anthem, Inc. and Cigna Corp. Trial commenced in November 2016 and concluded in January 2017. On January 18, 2017, we provided notice to Cigna that we had elected to extend the termination date under the Merger Agreement from January 31, 2017 until April 30, 2017. On February 8, 2017, the District Court ruled in favor of the DOJ, and following our motion to expedite the appeal, which was granted on February 17, 2017, we promptly appealed the District Court’s ruling to the Appellate Court. On February 14, 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court, seeking damages and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. On February 15, 2017, the Delaware Court granted our motion for a temporary restraining order and issued an order enjoining Cigna from terminating the Merger Agreement. The temporary restraining order became effective immediately and will remain in place pending any further order from the Delaware Court. A hearing is expected to be scheduled the week of April 10, 2017. We intend to vigorously defend the Acquisition in this litigation and remain committed to completing the Acquisition as soon as practicable.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $250.0 at December 31, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

credit card or medical information, such as claims, test results or diagnostic codes, were targeted, accessed or obtained, although no assurance can be given that we will not identify additional information that was accessed or obtained.
Upon discovery of the cyber attack, we took immediate action to remediate the security vulnerability and retained a cybersecurity firm to evaluate our systems and identify solutions based on the evolving landscape. We are providing credit monitoring and identity protection services to those who have been affected by this cyber attack. We have continued to implement security enhancements since this incident. We have incurred expenses subsequent to the cyber attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We recognize these expenses in the periods in which they are incurred.
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. In December 2016, the National Association of Insurance Commissioners, or NAIC, concluded its multistate targeted market conduct and financial exam. In connection with the resolution of the matter, the NAIC requested we provide, and we agreed, a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that are before the U.S. District Court. In February 2016, the court issued an order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. In May 2016, the court issued an order granting in part and denying in part our motion, dismissing one count with prejudice, dismissing certain counts asserted by specific named plaintiffs with or without prejudice depending on their individualized facts, and allowing the remaining counts to proceed. In July 2016, plaintiffs filed a third amended complaint which we answered in August 2016. Fact discovery was completed in December 2016. There remain two state court cases that are presently proceeding outside of the Multidistrict Litigation.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these actions, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. In 2009, the Pennsylvania Insurance Commissioner placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. After failing to develop a viable rehabilitation plan, the Pennsylvania Insurance Commissioner filed a petition to convert the rehabilitation to a liquidation, with the liquidation expected to commence following the coordination of certain scheduling matters. When Penn Treaty is placed in liquidation, we and other insurers will be obligated to pay a portion of their policyholder claims through state guaranty association assessments in future periods. At December 31, 2016, we estimate our portion of the assessments for the Penn Treaty insolvency will approximate $190.0 to $220.0. In accordance with FASB guidance, the ultimate amount of the assessments will be recognized as an expense in the period in which a court ordered liquidation is entered. Payment of the assessments will be largely recovered through premium billing surcharges and premium tax credits over future years.
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding our CareMore subsidiary and certain self-insured members, who have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeking various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at December 31, 2016.
During November 2015, we entered into an amended and restated agreement with Accenture LLP to provide business process outsourcing services. This new agreement supersedes certain prior agreements, converts certain services to transaction based pricing and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2016 was $168.0 through December 31, 2019. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
During December 2014, we entered into an agreement with International Business Machines Corporation to provide information technology infrastructure services. Our remaining commitment under this agreement at December 31, 2016 was $349.0 through March 31, 2020. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

in the states in which we conduct business. As of December 31, 2016, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. The restrictions lapse in three equal annual installments. Performance units issued in 2015 will vest in 2018, based on earnings targets over the three year period of 2015 to 2017. Performance units issued in 2016 will vest in 2019, based on earnings targets over the three year period of 2016 to 2018.
For the years ended December 31, 2016, 2015 and 2014, we recognized share-based compensation expense of $164.6, $148.2 and $168.9, respectively, as well as related tax benefits of $60.5, $53.7 and $60.7, respectively.
A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6.0	$87.23
Granted	1.4	131.84
Exercised	(1.5)	64.39
Forfeited or expired	(0.3)	118.58
Outstanding at December 31, 2016	5.6	102.80	5.19	$234.0
Exercisable at December 31, 2016	3.7	88.04	3.62	$207.8
The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 amounted to $103.0, $188.1 and $156.7, respectively. We recognized tax benefits of $37.9, $68.0 and $53.2 in 2016, 2015 and 2014, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2016, 2015 and 2014 we received cash of $95.4, $162.2 and $283.6, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $184.9, $257.2 and $174.0, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2016 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2016	2.7	$101.66
Granted	1.1	131.81
Vested	(1.4)	82.26
Forfeited	(0.3)	119.94
Nonvested at December 31, 2016	2.1	127.68
During the year ended December 31, 2016, we granted approximately 0.5 restricted stock units that are contingent upon us achieving earning targets over the three year period of 2016 to 2018. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2018, based on results in the three year period.
As of December 31, 2016, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock amounted to $17.7 and $111.7, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 15 months, respectively.
As of December 31, 2016, there were approximately 15.0 shares of common stock available for future grants under the Incentive Compensation Plan.
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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2016	2015	2014
Risk-free interest rate	1.76%	1.96%	2.16%
Volatility factor	32.00%	31.00%	35.00%
Dividend yield (annual)	2.00%	1.70%	2.00%
Weighted-average expected life (years)	4.10	4.00	3.75
The following weighted-average fair values were determined for the years ending December 31:

	2016	2015	2014
Options granted during the year	$30.56	$33.97	$22.41
Restricted stock awards granted during the year	131.81	147.00	90.53
The binomial lattice option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock option grants have characteristics significantly different from those of traded options,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, existing models do not necessarily provide a reliable single measure of the fair value of our stock option grants.
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to terms of the Stock Purchase Plan, an employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee's investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a price per share of 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. There were 0.2 shares issued during the year ended December 31, 2016. As of December 31, 2016, 5.6 shares were available for issuance under the Stock Purchase Plan.
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
A summary of the cash dividend activity for the years ended December 31, 2016 and 2015 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2016
February 18, 2016	March 10, 2016	March 25, 2016	$0.6500	$170.7
April 26, 2016	June 10, 2016	June 24, 2016	0.6500	170.9
July 26, 2016	September 9, 2016	September 26, 2016	0.6500	171.1
November 1, 2016	December 5, 2016	December 21, 2016	0.6500	171.3

Year ended December 31, 2015
January 27, 2015	March 10, 2015	March 25, 2015	$0.6250	$166.6
April 28, 2015	June 10, 2015	June 25, 2015	0.6250	163.9
July 28, 2015	September 10, 2015	September 25, 2015	0.6250	163.0
October 27, 2015	December 4, 2015	December 21, 2015	0.6250	163.1
On February 22, 2017, our Board of Directors declared a quarterly cash dividend to shareholders of $0.6500 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 24, 2017 to the shareholders of record as of March 10, 2017.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

There were no common stock repurchases during 2016. Total authorization remaining at December 31, 2016 was $4,175.9.

A summary of common stock repurchases for the year ended December 31, 2015 is as follows:

2015
Shares repurchased	10.4
Average price per share	$145.50
Aggregate cost	$1,515.8
Authorization remaining at end of year	$4,175.9
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at December 31 is as follows:

	2016	2015
Investments:
Gross unrealized gains	$748.6	$815.0
Gross unrealized losses	(180.9)	(447.5)
Net pretax unrealized gains	567.7	367.5
Deferred tax liability	(206.5)	(124.2)
Net unrealized gains on investments	361.2	243.3
Non-credit components of OTTI on investments:
Gross unrealized losses	(7.2)	(15.4)
Deferred tax asset	2.6	5.4
Net unrealized non-credit component of OTTI on investments	(4.6)	(10.0)
Cash flow hedges:
Gross unrealized losses	(259.1)	(124.8)
Deferred tax asset	90.7	43.7
Net unrealized losses on cash flow hedges	(168.4)	(81.1)
Defined benefit pension plans:
Deferred net actuarial loss	(655.8)	(635.0)
Deferred prior service credits	(0.5)	0.1
Deferred tax asset	257.2	250.4
Net unrecognized periodic benefit costs for defined benefit pension plans	(399.1)	(384.5)
Postretirement benefit plans:
Deferred net actuarial loss	(146.6)	(162.7)
Deferred prior service credits	59.7	73.5
Deferred tax asset	34.0	35.1
Net unrecognized periodic benefit costs for postretirement benefit plans	(52.9)	(54.1)
Foreign currency translation adjustments:
Gross unrealized losses	(6.3)	(9.5)
Deferred tax asset	2.2	3.3
Net unrealized losses on foreign currency translation adjustments	(4.1)	(6.2)
Accumulated other comprehensive loss	$(267.9)	$(292.6)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2016	2015	2014
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($118.9), $180.4, and ($107.9), respectively	$186.0	$(336.1)	$201.8
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $36.6, $25.9, and $44.8, respectively	(68.1)	(48.2)	(83.2)
Total reclassification adjustment on investments	117.9	(384.3)	118.6
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax (expense) benefit of ($2.8), $3.0, and $2.1, respectively	5.4	(5.6)	(3.9)
Cash flow hedges:
Holding loss, net of tax benefit of $47.0, $24.4, and $1.9, respectively	(87.3)	(45.2)	(3.6)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax benefit of $5.7, $13.4, and $75.2, respectively	(13.4)	(26.0)	(118.1)
Foreign currency translation adjustment, net of tax (expense) benefit of ($1.1), $1.8, and $2.2, respectively	2.1	(3.4)	(4.3)
Net gain (loss) recognized in other comprehensive loss, net of tax (expense) benefit of ($33.5), $248.9, and $18.3, respectively	$24.7	$(464.5)	$(11.3)
16. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. In conjunction with the Health Care Reform temporary reinsurance premium stabilization program that was effective for 2014 through 2016, we recognized assessments upon our fully-insured non-grandfathered individual market plans that were eligible for reinsurance recoveries as ceded premiums and estimated reinsurance recoveries as a reduction to benefit expense. Assessments upon all other lines of business that were not eligible for reinsurance recoveries were recognized in general and administrative expense.
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31 is as follows:

	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
Direct	$78,200.4	$78,726.2	$72,925.5	$73,259.2	$68,628.6	$68,304.3
Assumed	217.4	217.3	221.8	221.9	192.3	194.0
Ceded	(79.8)	(83.4)	(95.8)	(96.0)	(108.5)	(108.5)
Net premiums	$78,338.0	$78,860.1	$73,051.5	$73,385.1	$68,712.4	$68,389.8
Percentage—assumed to net premiums	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of net premiums written and earned by segment (see Note 19, “Segment Information”) for the years ended December 31 is as follows:

	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial and Specialty Business	$33,355.6	$33,831.5	$33,016.9	$33,078.0	$35,084.7	$35,045.2
Government Business	44,982.4	45,028.6	40,034.6	40,307.1	33,627.7	33,344.6
Net premiums	$78,338.0	$78,860.1	$73,051.5	$73,385.1	$68,712.4	$68,389.8
The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2016	2015	2014
Direct	$67,221.7	$61,674.0	$57,496.6
Assumed	184.9	192.2	182.4
Ceded	(572.2)	(749.3)	(824.1)
Net benefit expense	$66,834.4	$61,116.9	$56,854.9
 The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2016	2015
Policy liabilities, assumed	$47.2	$56.7
Unearned income, assumed	0.6	0.5
Premiums payable, ceded	5.2	9.3
Premiums receivable, assumed	25.9	23.2
17. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2016, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consist of the following:

2017	$149.7
2018	137.1
2019	121.4
2020	91.3
2021	69.9
Thereafter	201.1
Total minimum payments required	$770.5
We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.
Lease expense for 2016, 2015 and 2014 was $207.5, $212.9 and $192.5, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

18. Earnings per Share
The denominator for basic and diluted earnings per share at December 31 is as follows:

	2016	2015	2014
Denominator for basic earnings per share—weighted-average shares	262.9	263.0	275.9
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	5.2	9.9	10.0
Denominator for diluted earnings per share	268.1	272.9	285.9
During the years ended December 31, 2016, 2015 and 2014, weighted-average shares related to certain stock options of 2.2, 1.0 and 0.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the years ended December 31, 2016, 2015 and 2014, we issued approximately 0.5, 0.4 and 0.7 restricted stock units, respectively, of which vesting was contingent upon meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2016 contingent restricted stock units are being measured over the three year period of 2016 through 2018 and the 2015 contingent restricted stock units are being measured over the three year period of 2015 through 2017. The 2016 and 2015 contingent restricted stock units remain contingent as of December 31, 2016. The 2014 contingent restricted stock units were based on annual targets and were subsequently included in the denominator for diluted earnings per share for the year ended December 31, 2015.
The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for each of the years presented as the dilutive stock price threshold was not met. For additional information relating to the Equity Units, see Note 12, “Debt.”
19. Segment Information
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
Our Other segment includes other businesses that do not individually meet the quantitative thresholds for an operating segment as defined by FASB guidance, as well as corporate expenses not allocated to the other reportable segments.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Through our participation in various federal government programs, we generated approximately 18.2%, 18.8% and 21.0% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2016, 2015, and 2014, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net realized gains on financial instruments, OTTI losses recognized in income, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes, assets and liabilities on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Year ended December 31, 2016
Operating revenue	$38,692.1	$45,477.7	$24.2	$84,194.0
Operating gain (loss)	3,195.2	1,784.3	(177.8)	4,801.7
Depreciation and amortization of property and equipment	—	—	576.0	576.0
Year ended December 31, 2015
Operating revenue	$37,570.8	$40,813.0	$21.0	$78,404.8
Operating gain (loss)	2,854.0	1,978.5	(79.4)	4,753.1
Depreciation and amortization of property and equipment	—	—	515.6	515.6
Year ended December 31, 2014
Operating revenue	$39,199.6	$33,796.4	$25.7	$73,021.7
Operating gain (loss)	3,260.9	1,191.9	(34.4)	4,418.4
Depreciation and amortization of property and equipment	—	—	474.3	474.3

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The major product revenues for each of the reportable segments for the years ended December 31 are as follows:

	2016	2015	2014
Commercial and Specialty Business
Managed care products	$32,369.8	$31,676.9	$33,755.6
Managed care services	4,710.1	4,344.8	3,997.8
Dental/Vision products and services	1,182.3	1,111.7	1,037.3
Other	429.9	437.4	408.9
Total Commercial and Specialty Business	38,692.1	37,570.8	39,199.6
Government Business
Managed care products	45,028.5	40,307.0	33,344.6
Managed care services	449.2	506.0	451.8
Total Government Business	45,477.7	40,813.0	33,796.4
Other
Other	24.2	21.0	25.7
Total product revenues	$84,194.0	$78,404.8	$73,021.7
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
Asset, liability and equity details by reportable segment have not been disclosed, as we do not internally report such information.
A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31 is as follows:

	2016	2015	2014
Reportable segments operating revenues	$84,194.0	$78,404.8	$73,021.7
Net investment income	779.5	677.6	724.4
Net realized gains on financial instruments	4.9	157.5	177.0
Other-than-temporary impairment losses recognized in income	(115.4)	(83.4)	(49.0)
Total revenues	$84,863.0	$79,156.5	$73,874.1
A reconciliation of reportable segment operating gain to income from continuing operations before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2016	2015	2014
Reportable segments operating gain	$4,801.7	$4,753.1	$4,418.4
Net investment income	779.5	677.6	724.4
Net realized gains on financial instruments	4.9	157.5	177.0
Other-than-temporary impairment losses recognized in income	(115.4)	(83.4)	(49.0)
Interest expense	(723.0)	(653.0)	(600.7)
Amortization of other intangible assets	(192.3)	(230.1)	(220.9)
Gain (loss) on extinguishment of debt	—	9.3	(81.1)
Income from continuing operations before income tax expense	$4,555.4	$4,631.0	$4,368.1

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

20. Related Party Transactions
We have a 19.50% equity investment in National Accounts Service Company, LLC, or NASCO, which processes National Accounts claims and provides other administrative services for us and certain other Blue Cross Blue Shield plans. Administrative expenses incurred related to NASCO services totaled $79.7, $83.6 and $85.3, for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts due to NASCO were $6.2 and $5.4 at December 31, 2016 and 2015, respectively.
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2016 and 2015, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory risk-based capital necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $4,300.0 and $3,900.0 as of December 31, 2016 and 2015, respectively. The tangible net equity required for the DMHC regulated entities was approximately $650.0 and $560.0 as of December 31, 2016 and 2015, respectively.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $10,580.2 and $9,676.7 at December 31, 2016 and 2015, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $2,613.2, $2,359.9 and $2,403.8 for 2016, 2015 and 2014, respectively. GAAP equity of the DMHC regulated entities was $2,225.7 and $1,838.1 at December 31, 2016 and 2015, respectively. GAAP net income of the DMHC regulated entities was $774.5, $477.5 and $453.6 for the years ended December 31, 2016, 2015 and 2014, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

22. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$20,288.5	$21,456.2	$21,403.9	$21,714.4
Income before income taxes	1,312.0	1,448.3	1,136.5	658.6
Net income	703.0	780.6	617.8	368.4

Basic net income per share	$2.69	$2.97	$2.35	$1.40
Diluted net income per share	2.63	2.91	2.30	1.37

2015
Total revenues	$19,051.5	$20,015.5	$19,901.6	$20,187.9
Income before income taxes	1,569.1	1,558.0	1,129.6	374.3
Net income	865.2	859.1	654.8	180.9

Basic net income per share	$3.25	$3.27	$2.51	$0.69
Diluted net income per share	3.09	3.13	2.43	0.68
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2016. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2016, and has also issued an audit report dated February 22, 2017, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in this Annual Report on Form 10-K.

/S/ JOSEPH R. SWEDISH	/S/ JOHN E. GALLINA
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Anthem, Inc.
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Anthem, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Anthem, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anthem, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Anthem, Inc. and our report dated February 22, 2017 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Indianapolis, Indiana
February 22, 2017

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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
ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant
Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$882.7	$492.3
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $463.4 and $889.6)	477.6	794.0
Equity securities (cost of $35.7 and $53.0)	85.5	82.0
Other invested assets, current	4.6	5.9
Other receivables	47.8	77.0
Income taxes receivable	69.0	236.5
Net due from subsidiaries	1,394.6	—
Securities lending collateral	39.7	130.6
Other current assets	277.0	394.0
Total current assets	3,278.5	2,212.3
Long-term investments available-for-sale, at fair value:
Equity securities (cost of $6.4 and $6.5)	6.4	6.5
Other invested assets, long-term	632.4	630.1
Property and equipment, net	142.8	116.8
Deferred tax assets, net	107.5	146.6
Investments in subsidiaries	37,378.8	36,524.4
Other noncurrent assets	87.6	129.8
Total assets	$41,634.0	$39,766.5
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$690.2	$615.5
Security trades pending payable	18.2	13.4
Securities lending payable	39.7	130.6
Net due to subsidiaries	—	93.2
Current portion of long-term debt	928.4	—
Other current liabilities	301.4	278.1
Total current liabilities	1,977.9	1,130.8
Long-term debt, less current portion	14,333.6	15,299.6
Other noncurrent liabilities	222.1	292.0
Total liabilities	16,533.6	16,722.4
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 263,747,395 and 261,238,188	2.6	2.6
Additional paid-in capital	8,805.1	8,555.6
Retained earnings	16,560.6	14,778.5
Accumulated other comprehensive loss	(267.9)	(292.6)
Total shareholders’ equity	25,100.4	23,044.1
Total liabilities and shareholders’ equity	$41,634.0	$39,766.5

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2016	2015	2014
Revenues
Net investment income	$74.7	$99.7	$87.4
Net realized losses on financial instruments	(195.0)	(3.8)	(27.1)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(65.0)	(49.2)	(35.5)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	17.2	10.0	7.0
Other-than-temporary impairment losses recognized in income	(47.8)	(39.2)	(28.5)
Other revenue	—	3.5	4.8
Total (losses) revenues	(168.1)	60.2	36.6
Expenses
General and administrative expense	270.0	77.9	20.3
Interest expense	719.3	649.7	597.8
(Gain) loss on extinguishment of debt	—	(9.3)	81.1
Total expenses	989.3	718.3	699.2
Loss before income tax credits and equity in net income of subsidiaries	(1,157.4)	(658.1)	(662.6)
Income tax credits	(438.5)	(270.1)	(255.4)
Equity in net income of subsidiaries	3,188.7	2,948.0	2,976.9
Net income	$2,469.8	$2,560.0	$2,569.7

 See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2016	2015	2014
Net income	$2,469.8	$2,560.0	$2,569.7
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	117.9	(384.3)	118.6
Change in non-credit component of other-than-temporary impairment losses on investments	5.4	(5.6)	(3.9)
Change in net unrealized gains/losses on cash flow hedges	(87.3)	(45.2)	(3.6)
Change in net periodic pension and postretirement costs	(13.4)	(26.0)	(118.1)
Foreign currency translation adjustments	2.1	(3.4)	(4.3)
Other comprehensive income (loss)	24.7	(464.5)	(11.3)
Total comprehensive income	$2,494.5	$2,095.5	$2,558.4

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2016	2015	2014
Operating activities
Net income	$2,469.8	$2,560.0	$2,569.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(502.4)	(287.8)	244.3
Net realized losses on financial instruments	195.0	3.8	27.1
Other-than-temporary impairment losses recognized in income	47.8	39.2	28.5
(Gain) loss on extinguishment of debt	—	(9.3)	81.1
Loss on disposal of assets	2.3	0.2	3.9
Deferred income taxes	(7.0)	55.0	52.7
Amortization, net of accretion	33.5	40.8	17.5
Depreciation expense	70.4	68.1	67.4
Share-based compensation	164.6	148.2	168.9
Excess tax benefits from share-based compensation	(53.5)	(95.8)	(46.4)
Changes in operating assets and liabilities:
Receivables, net	17.5	(17.9)	(16.6)
Other invested assets, current	1.3	(0.2)	(3.8)
Other assets	213.2	(106.9)	55.6
Amounts due from/to subsidiaries	(1,487.8)	420.5	566.1
Accounts payable and accrued expenses	(21.8)	7.5	(111.4)
Other liabilities	(30.7)	(231.4)	(113.8)
Income taxes	198.4	47.2	(36.0)
Other, net	5.1	(10.2)	—
Net cash provided by operating activities	1,315.7	2,631.0	3,554.8
Investing activities
Purchases of investments	(2,874.9)	(2,130.7)	(1,819.3)
Proceeds from sales, maturities, calls and redemptions of investments	3,309.8	3,076.6	820.7
Changes in collateral and settlement of non-hedging derivatives	(34.5)	(36.5)	(67.4)
Capitalization of subsidiaries	(295.0)	(939.7)	(321.8)
Changes in securities lending collateral	91.8	94.0	(178.8)
Purchases of property and equipment, net of sales	(98.7)	(51.1)	(57.0)
Other, net	(7.9)	1.5	(38.0)
Net cash provided by (used in) investing activities	90.6	14.1	(1,661.6)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(53.2)	682.2	(379.2)
Proceeds from long-term borrowings	—	1,226.5	2,700.0
Repayments of long-term borrowings	—	(2,697.2)	(1,730.1)
Changes in securities lending payable	(90.9)	(94.2)	178.6
Changes in bank overdrafts	30.8	(89.3)	55.5
Premiums paid on equity call options	—	(16.7)	—
Proceeds from sale of put options	—	16.6	—
Repurchase and retirement of common stock	—	(1,515.8)	(2,998.8)
Change in collateral and settlements of debt-related derivatives	(360.4)	—	—
Cash dividends	(715.1)	(686.5)	(501.6)
Proceeds from issuance of common stock under employee stock plans	119.4	186.0	301.3
Excess tax benefits from share-based compensation	53.5	95.8	46.4
Net cash used in financing activities	(1,015.9)	(2,892.6)	(2,327.9)
Change in cash and cash equivalents	390.4	(247.5)	(434.7)
Cash and cash equivalents at beginning of year	492.3	739.8	1,174.5
Cash and cash equivalents at end of year	$882.7	$492.3	$739.8

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2016
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
2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $2,688.8, $2,672.3 and $3,234.5 during 2016, 2015 and 2014, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $31.1, $29.9 and $20.9 during 2016, 2015 and 2014, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $295.0, $939.7 and $321.8 during 2016, 2015 and 2014, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2016 and 2015, Anthem reported $1,394.6 due from subsidiaries and $93.2 due to subsidiaries, respectively. The amounts due to or from subsidiaries primarily include amounts for allocated administrative expenses or cash held overnight at the parent level resulting from daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
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
Dated: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH R. SWEDISH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
Joseph R. Swedish
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2017
John E. Gallina
/s/ RONALD W. PENCZEK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
Ronald W. Penczek
/s/ GEORGE A. SCHAEFER, JR.	Director	February 22, 2017
George A. Schaefer, Jr.
/s/ R. KERRY CLARK	Director	February 22, 2017
R. Kerry Clark
/s/ ROBERT L. DIXON, JR.	Director	February 22, 2017
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 22, 2017
Lewis Hay III
/s/ JULIE A. HILL	Director	February 22, 2017
Julie A. Hill
/s/ RAMIRO G. PERU	Director	February 22, 2017
Ramiro G. Peru
/s/ WILLIAM J. RYAN	Director	February 22, 2017
William J. Ryan
/s/ ELIZABETH E. TALLETT	Director	February 22, 2017
Elizabeth E. Tallett

INDEX TO EXHIBITS

Exhibit Number		Exhibit

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

3.2	By-Laws of the Company, as amended effective February 18, 2016, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 23, 2016.

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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

	(b)	Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(c)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(d)	Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009, SEC File No. 001-16751.

	(e)	Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(f)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(g)	Form of 2.375% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2011, SEC File No. 001-16751.

	(h)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011, SEC File No. 001-16751.

	(i)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(j)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(k)	Form of 1.875% Notes due 2018, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(l)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

Exhibit Number			Exhibit

		(m)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

		(n)	Form of 2.300% Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

		(o)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

		(p)	Form of 2.250% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

		(q)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

		(r)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

		(s)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

10.1	*	Anthem Incentive Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014.

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

(c)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014, incorporated by reference to Exhibit 10.2(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(d)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2014, incorporated by reference to Exhibit 10.2(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Exhibit Number			Exhibit

(e)
Form of Incentive Compensation Plan Performance Share Award Agreement for 2014, incorporated by reference to Exhibit 10.2(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(f)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(g)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(h)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(i)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(j)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2014, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(k)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Performance Share Award Agreement for 2014, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(l)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(m)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(n)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Performance Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(o)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2016, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(p)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2016, incorporated by reference to Exhibit 10.2(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(q)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2016, incorporated by reference to Exhibit 10.2(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.2	*
Anthem, Inc. Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.3	*
Anthem, Inc. Executive Agreement Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

		(a)	First Amendment, dated March 9, 2016, to Executive Agreement Plan, incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Exhibit Number		Exhibit

(b) Second Amendment, dated January 6, 2017, to Executive Agreement Plan.

10.4	*
Anthem, Inc. Executive Salary Continuation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
.

10.5	*
Anthem, Inc. Directed Executive Compensation Plan amended effective January 1, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.6	*
Anthem, Inc. Board of Directors Compensation Program, as amended effective December 9, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.7	*
Anthem Board of Directors’ Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.8	*	(a)
Form of Employment Agreement between the Company and each of the following: John E. Gallina, Brian T. Griffin, Peter D. Haytaian, Gloria McCarthy, Jose D. Tomas and Thomas C. Zielinski, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

(b) Form of Employment Agreement between the Company and Joseph R. Swedish, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013.

(c)
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

10.10		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2016.

10.11		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2016.

10.12
Undertakings to California Department of Managed Health Care, dated October 15, 2012, delivered by Blue Cross of California, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

10.13
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

101
The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II.

*	Indicates management contracts or compensatory plans or arrangements.