Form 10-Q
period 2017-06-30
Anthem, Inc.
filed 2017-07-26
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 13, 2017
Common Stock, $0.01 par value	262,584,689 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,561.2	$4,075.3
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $18,560.5 and $16,991.8)	18,948.2	17,163.1
Equity securities (cost of $1,378.3 and $1,076.1)	1,823.8	1,468.5
Other invested assets, current	19.1	15.8
Accrued investment income	158.2	164.5
Premium and self-funded receivables	6,105.7	5,860.8
Other receivables	2,525.4	2,536.6
Income taxes receivable	—	168.7
Securities lending collateral	1,214.5	1,079.8
Other current assets	1,774.6	1,781.8
Total current assets	37,130.7	34,314.9
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $516.7 and $524.6)	524.8	524.4
Equity securities (cost of $27.3 and $27.2)	32.3	31.4
Other invested assets, long-term	2,352.1	2,240.5
Property and equipment, net	1,975.7	1,977.9
Goodwill	17,561.2	17,561.2
Other intangible assets	7,882.4	7,964.9
Other noncurrent assets	778.4	467.9
Total assets	$68,237.6	$65,083.1

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,969.5	$7,892.6
Reserves for future policy benefits	69.6	71.8
Other policyholder liabilities	2,447.5	2,221.1
Total policy liabilities	10,486.6	10,185.5
Unearned income	1,837.8	971.9
Accounts payable and accrued expenses	3,815.7	4,014.9
Income taxes payable	113.0	—
Security trades pending payable	227.8	93.5
Securities lending payable	1,213.7	1,078.9
Short-term borrowings	580.0	440.0
Current portion of long-term debt	624.4	928.4
Other current liabilities	3,668.9	3,581.3
Total current liabilities	22,567.9	21,294.4
Long-term debt, less current portion	15,088.0	14,358.5
Reserves for future policy benefits, noncurrent	619.0	666.1
Deferred tax liabilities, net	2,632.7	2,779.9
Other noncurrent liabilities	898.3	883.8
Total liabilities	41,805.9	39,982.7

Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 263,095,951 and 263,747,395	2.6	2.6
Additional paid-in capital	8,897.0	8,805.1
Retained earnings	17,667.0	16,560.6
Accumulated other comprehensive loss	(134.9)	(267.9)
Total shareholders’ equity	26,431.7	25,100.4
Total liabilities and shareholders’ equity	$68,237.6	$65,083.1

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Premiums	$20,813.1	$19,948.0	$41,764.4	$38,936.9
Administrative fees	1,378.9	1,315.8	2,742.1	2,626.8
Other revenue	6.0	10.7	11.0	20.2
Total operating revenue	22,198.0	21,274.5	44,517.5	41,583.9
Net investment income	200.2	194.9	407.4	366.0
Net realized gains (losses) on financial instruments	16.2	12.5	23.5	(112.6)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(7.3)	(33.8)	(16.9)	(119.0)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.1	8.1	1.6	26.4
Other-than-temporary impairment losses recognized in income	(7.2)	(25.7)	(15.3)	(92.6)
Total revenues	22,407.2	21,456.2	44,933.1	41,744.7
Expenses
Benefit expense	17,917.2	16,805.2	35,460.0	32,344.0
Selling, general and administrative expense:
Selling expense	345.5	351.5	694.1	701.4
General and administrative expense	2,708.3	2,617.6	5,551.0	5,467.9
Total selling, general and administrative expense	3,053.8	2,969.1	6,245.1	6,169.3
Interest expense	189.9	185.7	424.9	372.8
Amortization of other intangible assets	40.6	47.9	82.4	98.3
Total expenses	21,201.5	20,007.9	42,212.4	38,984.4
Income before income tax expense	1,205.7	1,448.3	2,720.7	2,760.3
Income tax expense	350.4	667.7	855.5	1,276.7
Net income	$855.3	$780.6	$1,865.2	$1,483.6
Net income per share
Basic	$3.23	$2.97	$7.05	$5.65
Diluted	$3.16	$2.91	$6.89	$5.54
Dividends per share	$0.65	$0.65	$1.30	$1.30

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2017	2016	2017	2016
Net income	$855.3	$780.6	$1,865.2	$1,483.6
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	100.9	209.8	181.1	382.1
Change in non-credit component of other-than-temporary impairment losses on investments	0.9	(5.4)	4.5	(7.1)
Change in net unrealized losses on cash flow hedges	(79.8)	(190.0)	(62.8)	(455.5)
Change in net periodic pension and postretirement costs	4.2	3.8	8.1	7.6
Foreign currency translation adjustments	0.7	(0.7)	2.1	0.6
Other comprehensive income (loss)	26.9	17.5	133.0	(72.3)
Total comprehensive income	$882.2	$798.1	$1,998.2	$1,411.3

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2017	2016
Operating activities
Net income	$1,865.2	$1,483.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on financial instruments	(23.5)	112.6
Other-than-temporary impairment losses recognized in income	15.3	92.6
Loss on disposal of assets	0.4	0.6
Deferred income taxes	(209.9)	99.7
Amortization, net of accretion	385.0	399.4
Depreciation expense	54.5	51.7
Share-based compensation	87.1	82.4
Excess tax benefits from share-based compensation	—	(46.0)
Changes in operating assets and liabilities:
Receivables, net	(134.7)	(332.8)
Other invested assets	(22.4)	(13.2)
Other assets	(322.4)	(284.5)
Policy liabilities	254.0	54.1
Unearned income	865.9	(312.7)
Accounts payable and accrued expenses	(53.0)	343.1
Other liabilities	81.5	(17.1)
Income taxes	281.7	338.2
Other, net	(43.4)	(22.3)
Net cash provided by operating activities	3,081.3	2,029.4
Investing activities
Purchases of fixed maturity securities	(7,637.0)	(5,509.3)
Proceeds from fixed maturity securities:
Sales	5,152.9	4,246.3
Maturities, calls and redemptions	966.4	590.5
Purchases of equity securities	(506.0)	(1,032.3)
Proceeds from sales of equity securities	214.7	486.4
Purchases of other invested assets	(162.3)	(261.1)
Proceeds from sales of other invested assets	121.8	219.4
Change in collateral and settlements of non-hedging derivatives	(2.1)	14.7
Changes in securities lending collateral	(134.8)	(211.2)
Purchases of property and equipment	(297.5)	(251.2)
Proceeds from sales of property and equipment	3.3	—
Other, net	11.8	—
Net cash used in investing activities	(2,268.8)	(1,707.8)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	1,347.8	(225.2)
Repayments of long-term borrowings	(929.9)	—
Proceeds from short-term borrowings	2,190.0	1,420.0
Repayments of short-term borrowings	(2,050.0)	(1,520.0)
Changes in securities lending payable	134.8	211.1
Changes in bank overdrafts	(146.2)	15.2
Repurchase and retirement of common stock	(509.0)	—
Change in collateral and settlements of debt-related derivatives	(128.4)	(467.5)
Cash dividends	(344.0)	(341.6)
Proceeds from issuance of common stock under employee stock plans	151.0	71.7
Taxes paid through withholding of common stock under employee stock plans	(45.6)	(63.1)
Excess tax benefits from share-based compensation	—	46.0
Net cash used in financing activities	(329.5)	(853.4)
Effect of foreign exchange rates on cash and cash equivalents	2.9	1.0
Change in cash and cash equivalents	485.9	(530.8)
Cash and cash equivalents at beginning of period	4,075.3	2,113.5
Cash and cash equivalents at end of period	$4,561.2	$1,582.7
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2017	263.7	$2.6	$8,805.1	$16,560.6	$(267.9)	$25,100.4
Net income	—	—	—	1,865.2	—	1,865.2
Other comprehensive income	—	—	—	—	133.0	133.0
Repurchase and retirement of common stock	(2.8)	—	(95.0)	(414.0)	—	(509.0)
Dividends and dividend equivalents	—	—	—	(344.8)	—	(344.8)
Issuance of common stock under employee stock plans, net of related tax benefits	2.2	—	188.0	—	—	188.0
Convertible debenture repurchases and conversions	—	—	(1.1)	—	—	(1.1)
June 30, 2017	263.1	$2.6	$8,897.0	$17,667.0	$(134.9)	$26,431.7

January 1, 2016	261.2	$2.6	$8,555.6	$14,778.5	$(292.6)	$23,044.1
Net income	—	—	—	1,483.6	—	1,483.6
Other comprehensive loss	—	—	—	—	(72.3)	(72.3)
Dividends and dividend equivalents	—	—	—	(343.7)	—	(343.7)
Issuance of common stock under employee stock plans, net of related tax benefits	2.0	—	121.6	—	—	121.6
Equity Units issuance costs adjustment	—	—	0.3	—	—	0.3
June 30, 2016	263.2	$2.6	$8,677.5	$15,918.4	$(364.9)	$24,233.6

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2017
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.4 medical members through our affiliated health plans as of June 30, 2017. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and western New York. Through our AMERIGROUP Corporation subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. In addition, we conduct business through our Simply Healthcare Holdings, Inc. subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2016 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 have been recorded. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.
Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At June 30, 2017 and December 31, 2016, we held $166.1 and $157.0, respectively, of customer funds with an offsetting liability in other current liabilities.
Recently Adopted Accounting Guidance: In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The amendments in this update simplify several aspects of accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the amendments in ASU 2016-09 on January 1, 2017. We prospectively recognized tax benefits of $5.2, or $0.02 per diluted share, for the three months ended June 30, 2017 and $25.2, or $0.09 per diluted share, for the six months ended June 30, 2017 in our consolidated statement of income, which previously would have been recorded to additional paid-in capital. In addition, we prospectively recognized excess tax benefits as an operating activity within the cash flow statement for the six months ended June 30, 2017. Finally, we retrospectively recognized taxes paid on the employees' behalf through the withholding of common stock as a financing activity within the cash flow statements for the six months ended June 30, 2017 and 2016.
Recent Accounting Guidance Not Yet Adopted: In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The guidance is to be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2018-08. This amendment changes the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under current guidance, the premium is generally amortized over the contractual life of the instrument. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2017-08 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. Upon the effective date, these updates will supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, recorded on the Premiums line item on our consolidated statements of income, which will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that will be subject to these Accounting Standards Updates are recorded in the Administrative fees and Other revenue line items on our consolidated statements of income and represent approximately 6.0% of our consolidated total operating revenue. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. We intend to use the modified retrospective approach upon adoption and are still in the process of evaluating the impact that these updates will have on our results of operations, cash flows, consolidated financial position and related disclosures.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2016 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

3.	Business Acquisition
Termination of Agreement and Plan of Merger with Cigna Corporation
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna, or the Acquisition. On May 12, 2017, we delivered to Cigna a notice terminating the Merger Agreement. For additional information, see the “Litigation” section of Note 11, “Commitments and Contingencies.”

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $7.2 and $25.7 for the three months ended June 30, 2017 and 2016, respectively. Other-than-temporary impairment losses recognized in income totaled $15.3 and $92.6 for the six months ended June 30, 2017 and 2016, respectively. There were no individually significant other-than-temporary impairment losses on investments during the three and six months ended June 30, 2017 and 2016. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.
A summary of current and long-term investments, available-for-sale, at June 30, 2017 and December 31, 2016 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
June 30, 2017
Fixed maturity securities:
United States Government securities	$379.5	$2.2	$(2.4)	$—	$379.3	$—
Government sponsored securities	47.4	0.4	(0.3)	(0.1)	47.4	—
States, municipalities and political subdivisions, tax-exempt	5,758.7	197.2	(15.0)	(1.7)	5,939.2	—
Corporate securities	9,678.6	221.8	(22.3)	(13.1)	9,865.0	(0.2)
Residential mortgage-backed securities	2,218.5	37.0	(10.8)	(3.3)	2,241.4	—
Commercial mortgage-backed securities	99.2	1.0	(0.1)	(2.3)	97.8	—
Other securities	895.3	10.7	(0.7)	(2.4)	902.9	—
Total fixed maturity securities	19,077.2	470.3	(51.6)	(22.9)	19,473.0	$(0.2)
Equity securities	1,405.6	471.3	(20.8)	—	1,856.1
Total investments, available-for-sale	$20,482.8	$941.6	$(72.4)	$(22.9)	$21,329.1
December 31, 2016
Fixed maturity securities:
United States Government securities	$561.7	$2.5	$(5.7)	$—	$558.5	$—
Government sponsored securities	40.1	0.3	(0.3)	(0.1)	40.0	—
States, municipalities and political subdivisions, tax-exempt	6,024.6	139.1	(55.2)	(3.2)	6,105.3	(3.8)
Corporate securities	8,011.7	159.5	(49.5)	(27.1)	8,094.6	(3.4)
Residential mortgage-backed securities	1,916.9	32.3	(15.3)	(4.6)	1,929.3	—
Commercial mortgage-backed securities	216.8	1.2	(0.3)	(3.4)	214.3	—
Other securities	744.6	6.4	(1.5)	(4.0)	745.5	—
Total fixed maturity securities	17,516.4	341.3	(127.8)	(42.4)	17,687.5	$(7.2)
Equity securities	1,103.3	407.3	(10.7)	—	1,499.9
Total investments, available-for-sale	$18,619.7	$748.6	$(138.5)	$(42.4)	$19,187.4

For available-for-sale securities in an unrealized loss position at June 30, 2017 and December 31, 2016, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2017
Fixed maturity securities:
United States Government securities	35	$277.7	$(2.4)	1	$0.5	$—
Government sponsored securities	17	24.8	(0.3)	3	2.1	(0.1)
States, municipalities and political subdivisions, tax-exempt	510	949.9	(15.0)	28	58.4	(1.7)
Corporate securities	1,018	1,987.6	(22.3)	103	255.0	(13.1)
Residential mortgage-backed securities	441	981.8	(10.8)	98	98.6	(3.3)
Commercial mortgage-backed securities	11	20.1	(0.1)	14	27.8	(2.3)
Other securities	72	232.2	(0.7)	25	42.4	(2.4)
Total fixed maturity securities	2,104	4,474.1	(51.6)	272	484.8	(22.9)
Equity securities	522	205.9	(20.8)	—	—	—
Total investments, available-for-sale	2,626	$4,680.0	$(72.4)	272	$484.8	$(22.9)
December 31, 2016
Fixed maturity securities:
United States Government securities	51	$359.9	$(5.7)	—	$—	$—
Government sponsored securities	18	26.4	(0.3)	1	1.0	(0.1)
States, municipalities and political subdivisions, tax-exempt	1,022	1,849.0	(55.2)	28	60.7	(3.2)
Corporate securities	1,272	2,640.6	(49.5)	203	422.8	(27.1)
Residential mortgage-backed securities	430	905.8	(15.3)	114	136.9	(4.6)
Commercial mortgage-backed securities	19	61.2	(0.3)	24	60.8	(3.4)
Other securities	66	144.3	(1.5)	55	133.8	(4.0)
Total fixed maturity securities	2,878	5,987.2	(127.8)	425	816.0	(42.4)
Equity securities	452	233.1	(10.7)	—	—	—
Total investments, available-for-sale	3,330	$6,220.3	$(138.5)	425	$816.0	$(42.4)
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$358.2	$359.5
Due after one year through five years	4,576.8	4,663.4
Due after five years through ten years	5,576.3	5,726.2
Due after ten years	6,248.2	6,384.7
Mortgage-backed securities	2,317.7	2,339.2
Total available-for-sale fixed maturity securities	$19,077.2	$19,473.0

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Proceeds	$2,941.8	$2,480.5	$6,455.8	$5,542.6
Gross realized gains	50.9	108.4	110.7	229.8
Gross realized losses	(20.1)	(31.0)	(50.3)	(123.7)
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
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,213.7 and $1,078.9 at June 30, 2017 and December 31, 2016, respectively. The value of the collateral represented 103% of the market value of the securities on loan at June 30, 2017 and December 31, 2016. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive loss within shareholders’ equity.
The remaining contractual maturity of our securities lending agreements at June 30, 2017 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$66.1	$4.2	$—	$6.6	$76.9
Government sponsored securities	6.2	—	—	—	6.2
Corporate securities	782.4	—	—	—	782.4
Equity securities	348.2	—	—	—	348.2
Total	$1,202.9	$4.2	$—	$6.6	$1,213.7
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
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At June 30, 2017, we had posted collateral of $139.6 and received collateral of $84.8 related to our derivative financial instruments. In addition to collateral posted for derivative transactions, from time to time, we may have cash on deposit to meet certain regulatory requirements, which are included in cash and cash equivalents on the consolidated balance sheets. At June 30, 2017 and December 31, 2016, we had cash on deposit of $224.8 and $405.3, respectively.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at June 30, 2017 and December 31, 2016 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
June 30, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235.0	Other assets/other liabilities	$2.9	$(1.1)
Interest rate swaps - forward starting pay fixed	4,625.0	Other assets/other liabilities	4.3	(69.2)
Subtotal hedging	5,860.0	Subtotal hedging	7.2	(70.3)
Non-hedging instruments
Interest rate swaps	325.1	Equity securities	4.1	(0.1)
Options	11,147.0	Other assets/other liabilities	300.0	(310.8)
Futures	169.2	Equity securities	0.4	(1.0)
Subtotal non-hedging	11,641.3	Subtotal non-hedging	304.5	(311.9)
Total derivatives	$17,501.3	Total derivatives	311.7	(382.2)
		Amounts netted	(147.4)	147.4
		Net derivatives	$164.3	$(234.8)

December 31, 2016
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$4.0	$(0.7)
Interest rate swaps - forward starting pay fixed	4,775.0	Other assets/other liabilities	528.8	(6.0)
Subtotal hedging	6,160.0	Subtotal hedging	532.8	(6.7)
Non-hedging instruments
Interest rate swaps	209.4	Equity securities	4.7	(0.2)
Options	10,280.2	Other assets/other liabilities	220.7	(233.9)
Futures	185.3	Equity securities	0.5	(1.1)
Subtotal non-hedging	10,674.9	Subtotal non-hedging	225.9	(235.2)
Total derivatives	$16,834.9	Total derivatives	758.7	(241.9)
		Amounts netted	(92.8)	92.8
		Net derivatives	$665.9	$(149.1)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at June 30, 2017 and December 31, 2016 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		June 30, 2017	December 31, 2016
Interest rate swap	2017	$50.0	$—	4.350%	August 15, 2020
Interest rate swap	2015	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	—	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,235.0	$1,385.0
A summary of the effect of fair value hedges on our income statement for the three and six months ended June 30, 2017 and 2016 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Three months ended June 30, 2017
Interest rate swaps	Interest expense	$0.1	Fixed rate debt	Interest expense	$(0.1)
Three months ended June 30, 2016
Interest rate swaps	Interest expense	$2.2	Fixed rate debt	Interest expense	$(2.2)
Six months ended June 30, 2017
Interest rate swaps	Interest expense	$(0.2)	Fixed rate debt	Interest expense	$0.2
Six months ended June 30, 2016
Interest rate swaps	Interest expense	$4.6	Fixed rate debt	Interest expense	$(4.6)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. During the six months ended June 30, 2017, swaps in the notional amount of $5,525.0 were terminated. We received an aggregate of $476.1 from the swap counterparties upon termination. Following the termination of these swaps, we entered into a new series of forward starting pay fixed interest rate swaps to replace the terminated swaps. We had $4,625.0 and $4,775.0 in notional amounts outstanding under forward starting pay fixed interest rate swaps at June 30, 2017 and December 31, 2016, respectively.
For the six months ended June 30, 2017, following a final effectiveness test upon the terminated swaps, we recorded a net realized loss on financial instruments of $12.0 related to ineffectiveness and missed forecasted transactions. The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $231.2 and $168.4 at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $12.3.

A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30, 2017 and 2016 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Three months ended June 30, 2017
Forward starting pay fixed interest rate swaps	$(118.0)	Interest expense	$(1.5)	None	$—
Three months ended June 30, 2016
Forward starting pay fixed interest rate swaps	$(293.8)	Interest expense	$(1.5)	None	$—
Six months ended June 30, 2017
Forward starting pay fixed interest rate swaps	$(99.7)	Interest expense	$(3.0)	Net realized gains (losses) on financial instruments	$(12.0)
Six months ended June 30, 2016
Forward starting pay fixed interest rate swaps	$(703.6)	Interest expense	$(2.9)	None	$—
We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness, and no ineffectiveness was recognized, except for the amounts described above related to the expired interest rate swaps.

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our income statement for the three and six months ended June 30, 2017 and 2016 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Loss Recognized	Derivative Loss Recognized
Three months ended June 30, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$(2.0)
Options	Net realized gains (losses) on financial instruments	(10.6)
Futures	Net realized gains (losses) on financial instruments	(2.0)
Total		$(14.6)
Three months ended June 30, 2016
Interest rate swaps	Net realized gains (losses) on financial instruments	$(9.4)
Options	Net realized gains (losses) on financial instruments	(53.7)
Futures	Net realized gains (losses) on financial instruments	(1.8)
Total		$(64.9)
Six months ended June 30, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$(1.4)
Options	Net realized gains (losses) on financial instruments	(21.1)
Futures	Net realized gains (losses) on financial instruments	(2.4)
Total		$(24.9)
Six months ended June 30, 2016
Interest rate swaps	Net realized gains (losses) on financial instruments	$(26.3)
Options	Net realized gains (losses) on financial instruments	(190.1)
Futures	Net realized gains (losses) on financial instruments	(2.3)
Total		$(218.7)

6.	Fair Value
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 is as follows:

	Level I	Level II	Level III	Total
June 30, 2017
Assets:
Cash equivalents	$2,625.2	$—	$—	$2,625.2
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	379.3	—	—	379.3
Government sponsored securities	5.0	42.4	—	47.4
States, municipalities and political subdivisions, tax-exempt	—	5,939.2	—	5,939.2
Corporate securities	737.6	8,889.2	238.2	9,865.0
Residential mortgage-backed securities	3.1	2,235.4	2.9	2,241.4
Commercial mortgage-backed securities	—	97.8	—	97.8
Other securities	53.4	814.7	34.8	902.9
Total fixed maturity securities	1,178.4	18,018.7	275.9	19,473.0
Equity securities	1,509.4	102.2	244.5	1,856.1
Other invested assets, current	19.1	—	—	19.1
Securities lending collateral	857.0	357.5	—	1,214.5
Derivatives	—	311.7	—	311.7
Total assets	$6,189.1	$18,790.1	$520.4	$25,499.6
Liabilities:
Derivatives	$—	$(382.2)	$—	$(382.2)
Total liabilities	$—	$(382.2)	$—	$(382.2)

December 31, 2016
Assets:
Cash equivalents	$1,546.0	$—	$—	$1,546.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	558.5	—	—	558.5
Government sponsored securities	—	40.0	—	40.0
States, municipalities and political subdivisions, tax-exempt	—	6,105.3	—	6,105.3
Corporate securities	79.9	7,775.9	238.8	8,094.6
Residential mortgage-backed securities	—	1,917.3	12.0	1,929.3
Commercial mortgage-backed securities	—	214.3	—	214.3
Other securities	53.4	649.3	42.8	745.5
Total fixed maturity securities	691.8	16,702.1	293.6	17,687.5
Equity securities	1,200.2	111.9	187.8	1,499.9
Other invested assets, current	15.8	—	—	15.8
Securities lending collateral	726.0	353.8	—	1,079.8
Derivatives	—	758.7	—	758.7
Total assets	$4,179.8	$17,926.5	$481.4	$22,587.7
Liabilities:
Derivatives	$—	$(241.9)	$—	$(241.9)
Total liabilities	$—	$(241.9)	$—	$(241.9)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2017 and 2016 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Three months ended June 30, 2017
Beginning balance at April 1, 2017	$230.0	$7.2	$28.6	$223.3	$489.1
Total gains (losses):
Recognized in net income	0.9	—	—	(0.5)	0.4
Recognized in accumulated other comprehensive loss	0.1	—	0.1	0.4	0.6
Purchases	25.4	—	21.3	21.3	68.0
Sales	(7.3)	(3.9)	(0.8)	—	(12.0)
Settlements	(16.0)	(0.1)	(0.7)	—	(16.8)
Transfers into Level III	5.1	1.2	—	—	6.3
Transfers out of Level III	—	(1.5)	(13.7)	—	(15.2)
Ending balance at June 30, 2017	$238.2	$2.9	$34.8	$244.5	$520.4
Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2017	$(0.9)	$—	$—	$—	$(0.9)

Three months ended June 30, 2016
Beginning balance at April 1, 2016	$232.2	$—	$34.8	$144.5	$411.5
Total (losses) gains:
Recognized in net income	(0.7)	—	—	—	(0.7)
Recognized in accumulated other comprehensive loss	0.2	—	0.1	1.2	1.5
Purchases	33.9	—	—	28.1	62.0
Sales	(0.8)	—	—	(8.1)	(8.9)
Settlements	(10.3)	—	—	—	(10.3)
Transfers into Level III	0.6	1.6	7.6	—	9.8
Transfers out of Level III	(47.0)	—	(10.2)	—	(57.2)
Ending balance at June 30, 2016	$208.1	$1.6	$32.3	$165.7	$407.7
Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2016	$(0.1)	$—	$—	$—	$(0.1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2017 and 2016 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Securities	Equity Securities	Total
Six Months Ended June 30, 2017
Beginning balance at January 1, 2017	$238.8	$12.0	$—	$42.8	$187.8	$481.4
Total (losses) gains:
Recognized in net income	(0.4)	—	—	—	(0.2)	(0.6)
Recognized in accumulated other comprehensive loss	3.7	—	—	0.2	—	3.9
Purchases	60.2	1.5	—	30.8	57.3	149.8
Sales	(39.9)	(5.4)	—	(0.8)	(0.4)	(46.5)
Settlements	(35.6)	(0.3)	—	(1.1)	—	(37.0)
Transfers into Level III	13.4	1.2	—	1.2	—	15.8
Transfers out of Level III	(2.0)	(6.1)	—	(38.3)	—	(46.4)
Ending balance at June 30, 2017	$238.2	$2.9	$—	$34.8	$244.5	$520.4
Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2017	$(2.6)	$—	$—	$—	$—	$(2.6)

Six Months Ended June 30, 2016
Beginning balance at January 1, 2016	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Total (losses) gains:
Recognized in net income	(1.6)	—	—	—	2.2	0.6
Recognized in accumulated other comprehensive loss	(1.3)	—	—	(0.3)	(0.4)	(2.0)
Purchases	91.9	—	—	—	72.3	164.2
Sales	(1.8)	—	—	—	(10.5)	(12.3)
Settlements	(21.2)	—	—	—	—	(21.2)
Transfers into Level III	2.9	1.6	—	17.2	—	21.7
Transfers out of Level III	(47.0)	—	(1.9)	(10.2)	—	(59.1)
Ending balance at June 30, 2016	$208.1	$1.6	$—	$32.3	$165.7	$407.7
Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2016	$(1.8)	$—	$—	$—	$—	$(1.8)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three and six months ended June 30, 2017 or 2016.
There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2017 or 2016.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2017 or 2016.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2017 and December 31, 2016 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2017
Assets:
Other invested assets, long-term	$2,352.1	$—	$—	$2,352.1	$2,352.1
Liabilities:
Debt:
Short-term borrowings	580.0	—	580.0	—	580.0
Commercial paper	1,976.8	—	1,976.8	—	1,976.8
Notes	13,400.3	—	14,563.2	—	14,563.2
Convertible debentures	335.3	—	1,320.4	—	1,320.4

December 31, 2016
Assets:
Other invested assets, long-term	$2,240.5	$—	$—	$2,240.5	$2,240.5
Liabilities:
Debt:
Short-term borrowings	440.0	—	440.0	—	440.0
Commercial paper	629.0	—	629.0	—	629.0
Notes	14,323.8	—	14,858.4	—	14,858.4
Convertible debentures	334.1	—	1,020.2	—	1,020.2

7.	Income Taxes
During the three months ended June 30, 2017 and 2016, we recognized income tax expense of $350.4 and $667.7, respectively, which represent effective tax rates of 29.1% and 46.1%, respectively. The decrease in income tax expense was primarily due to the suspension of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2017 and lower income before income tax expense. For the three months ended June 30, 2016, we recognized additional income tax expense of $104.1 related to the HIP Fee. The decrease in income tax expense was further due to the favorable impact of our recognition of tax benefits during the three months ended June 30, 2017 for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. Additionally, during the three months ended June 30, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017. The decrease in the effective tax rate was primarily due to the suspension of the HIP Fee, the deduction of the Acquisition related costs and the additional California deferred state tax expense, discussed above.
During the six months ended June 30, 2017 and 2016, we recognized income tax expense of $855.5 and $1,276.7, respectively, which represent effective tax rates of 31.4% and 46.3%, respectively. The decrease in income tax expense was primarily due to the suspension of the non-tax deductible HIP Fee for 2017 and the favorable impact of our recognition of tax benefits for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. For the six months ended June 30, 2016, we recognized additional income tax expense of $208.2 related to the HIP Fee. The decrease in income tax expense was further due to the recognition of excess tax benefits during the six months ended June 30, 2017 from the adoption of ASU 2016-09, as discussed in Note 2, "Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance." Additionally, during the six months ended June 30, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017. The decrease in the effective tax rate was primarily due to the suspension of the HIP Fee, the deduction of the Acquisition related costs, the excess tax benefits from the adoption of ASU 2016-09 and the additional California deferred state tax expense, discussed above.

8.	Retirement Benefits
The components of net periodic (benefit credit) benefit cost included in the consolidated statements of income for the three months ended June 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2017	2016	2017	2016
Service cost	$2.5	$2.9	$0.4	$0.4
Interest cost	16.7	17.3	5.2	5.6
Expected return on assets	(37.0)	(36.7)	(5.6)	(5.6)
Recognized actuarial loss	5.5	4.3	2.8	3.1
Settlement loss	2.1	3.2	—	—
Amortization of prior service credit	(0.1)	(0.1)	(3.4)	(3.4)
Net periodic (benefit credit) benefit cost	$(10.3)	$(9.1)	$(0.6)	$0.1
The components of net periodic (benefit credit) benefit cost included in the consolidated statements of income for the six months ended June 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Service cost	$5.0	$5.7	$0.7	$0.8
Interest cost	33.3	34.6	10.4	11.2
Expected return on assets	(73.8)	(73.4)	(11.3)	(11.2)
Recognized actuarial loss	10.9	8.7	5.7	6.2
Settlement loss	3.8	5.6	—	—
Amortization of prior service credit	(0.2)	(0.2)	(6.8)	(6.9)
Net periodic (benefit credit) benefit cost	$(21.0)	$(19.0)	$(1.3)	$0.1
For the year ending December 31, 2017, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the six months ended June 30, 2017 and 2016.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, "Segment Information"), for the six months ended June 30, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,267.0	$4,625.6	$7,892.6
Ceded medical claims payable, beginning of period	(521.3)	(17.8)	(539.1)
Net medical claims payable, beginning of period	2,745.7	4,607.8	7,353.5
Net incurred medical claims:
Current period	14,423.4	21,263.1	35,686.5
Prior periods redundancies	(408.9)	(542.1)	(951.0)
Total net incurred medical claims	14,014.5	20,721.0	34,735.5
Net payments attributable to:
Current period medical claims	11,495.2	17,045.2	28,540.4
Prior periods medical claims	2,371.1	3,699.8	6,070.9
Total net payments	13,866.3	20,745.0	34,611.3
Net medical claims payable, end of period	2,893.9	4,583.8	7,477.7
Ceded medical claims payable, end of period	469.5	22.3	491.8
Gross medical claims payable, end of period	$3,363.4	$4,606.1	$7,969.5
At June 30, 2017, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $70.5, $(104.9) and $2,928.3 for the claim years 2015 and prior, 2016 and 2017, respectively.
At June 30, 2017, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $34.4, $331.5 and $4,217.9 for the claim years 2015 and prior, 2016 and 2017, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, "Segment Information"), for the six months ended June 30, 2016 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,396.1	$4,173.7	$7,569.8
Ceded medical claims payable, beginning of period	(635.7)	(9.9)	(645.6)
Net medical claims payable, beginning of period	2,760.4	4,163.8	6,924.2
Net incurred medical claims:
Current period	13,396.2	19,056.0	32,452.2
Prior periods redundancies	(421.9)	(304.4)	(726.3)
Total net incurred medical claims	12,974.3	18,751.6	31,725.9
Net payments attributable to:
Current period medical claims	11,217.9	14,979.2	26,197.1
Prior periods medical claims	2,003.3	3,538.1	5,541.4
Total net payments	13,221.2	18,517.3	31,738.5
Net medical claims payable, end of period	2,513.5	4,398.1	6,911.6
Ceded medical claims payable, end of period	571.2	15.8	587.0
Gross medical claims payable, end of period	$3,084.7	$4,413.9	$7,498.6
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net incurred medical claims:
Commercial & Specialty Business	$7,264.4	$6,893.3	$14,014.5	$12,974.3
Government Business	10,297.2	9,607.4	20,721.0	18,751.6
Total net incurred medical claims	17,561.6	16,500.7	34,735.5	31,725.9
Quality improvement and other claims expense	355.6	304.5	724.5	618.1
Benefit expense	$17,917.2	$16,805.2	$35,460.0	$32,344.0

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2017 and December 31, 2016, we had $12,137.3 and $13,061.3, respectively, outstanding under these notes.
Upon maturity on June 15, 2017 and February 15, 2017, we repaid the $528.8 outstanding balance of our 5.875% senior unsecured notes and the $400.0 outstanding balance of our 2.375% senior unsecured notes, respectively.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.5898 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.5898 per share but greater than $143.7160 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.7160, the settlement rate will be 0.3480 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced on August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the re-marketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At June 30, 2017, the present value of the stock purchase contract liability was $41.5 and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part of the contract adjustment payments but not beyond the purchase contract settlement date, and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date. At June 30, 2017 and December 31, 2016, the carrying amount of the RSNs was $1,238.1 and $1,237.6, respectively.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at June 30, 2017 and December 31, 2016.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2017 or at December 31, 2016.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2017 and December 31, 2016, we had $1,976.8 and $629.0, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at June 30, 2017 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$512.6
Unamortized debt discount	$171.7
Net debt carrying amount	$335.3
Equity component carrying amount	$185.8
Conversion rate (shares of common stock per $1,000 of principal amount)	13.6931
Effective conversion price (per $1,000 of principal amount)	$73.0291
We have $580.0 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at June 30, 2017 with fixed interest rates of 1.151%.

During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the now terminated Acquisition. We paid $106.6 in fees in connection with the bridge facility which were capitalized in other current assets and amortized as interest expense. In January 2017, we reduced the size of the bridge facility from $22,500.0 to $19,500.0 and extended the termination date under the Merger Agreement, as well as the availability of commitments under the bridge facility and term loan facility, to April 30, 2017. In connection with the extension of the bridge facility, we paid $97.5 in fees, which were amortized through April 30, 2017. We recorded $32.3 and $107.9 of interest expense related to the amortization of the bridge loan facility and other related fees during the three and six months ended June 30, 2017, respectively. We recorded $31.5 and $63.1 of interest expense related to the amortization of the bridge loan facility and other related fees during the three and six months ended June 30, 2016, respectively. The commitment of the lenders to provide the bridge facility and term loan facility expired on April 30, 2017.
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
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions, rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013. In June 2014, the Court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. Since January 2016, subscribers have filed additional actions asserting damage claims in Indiana, Kansas, Kansas City, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Vermont, and Virginia, all of which have been consolidated into the multi-district lawsuit. In November 2016 and April 2017, subscriber plaintiffs and provider plaintiffs filed new consolidated amended complaints adding new named plaintiffs and new factual allegations. We filed answers to the amended complaints in May 2017. In February 2017, the Court granted in part defendants' motion for summary judgment based on the filed rate doctrine finding that the damages claims of certain named Alabama subscribers are barred under federal law. Subscribers filed a motion to reconsider the Court's order, which was denied without prejudice to plaintiffs’ right to raise the issue at a later date. In April 2017, the Court of Appeals for the Eleventh Circuit affirmed a lower court ruling in a related declaratory judgment action, Musselman v. Blue Cross and Blue Shield of Alabama, et al., that the antitrust conspiracy claims being asserted by a subset of putative provider class members were released a decade ago by class action settlements in the In re Managed Care Litigation. In June 2017, the Court denied defendants’ motion to dismiss certain of the claims in provider plaintiffs’ latest consolidated complaint. Briefing on the relevant standard of review for the claims asserted under the Sherman Antitrust Act commenced in July 2017. No date has been set for either the pretrial conference or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
In July 2013, our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, was named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. The lawsuits were recently assigned to a new judge and an initial status conference occurred in June 2017. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
Anthem, Inc. and Express Scripts were named as defendants in a purported class action lawsuit filed in June 2016 in the Southern District of New York by three members of ERISA plans alleging ERISA violations captioned Karen Burnett, Brendan Farrell, and Robert Shullich, individually and on behalf of all others similarly situated v. Express Scripts, Inc. and Anthem, Inc. The lawsuit was then consolidated with a similar lawsuit that was previously filed against Express Scripts. A first amended consolidated complaint was filed in the consolidated lawsuit, which is captioned In Re Express Scripts/Anthem ERISA Litigation. The first amended consolidated complaint was filed by six individual plaintiffs against Anthem and Express Scripts on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA health care plan from December 1, 2009 to the present in which Anthem provided prescription drug benefits through a PBM Agreement with

Express Scripts and who paid a percentage based co-insurance payment in the course of using that prescription drug benefit. As to the ERISA members, the plaintiffs allege that Anthem breached its duties under ERISA (i) by failing to adequately monitor Express Scripts’ pricing under the PBM Agreement and (ii) by placing its own pecuniary interest above the best interests of Anthem insureds by allegedly agreeing to higher pricing in the PBM Agreement in exchange for the $4,675.0 purchase price for our NextRx PBM business. As to the non-ERISA members, the plaintiffs assert that Anthem breached the implied covenant of good faith and fair dealing implied in the health plans under which the non-ERISA members are covered by (i) negotiating and entering into the PBM Agreement with Express Scripts that was detrimental to the interests of such non-ERISA members, (ii) failing to adequately monitor the activities of Express Scripts, including failing to timely monitor and correct the prices charged by Express Scripts for prescription medications, and (iii) acting in Anthem’s self-interests instead of the interests of the non-ERISA members when it accepted the $4,675.0 purchase price for NextRx. Plaintiffs seek to hold Anthem and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest. In November 2016, we filed a motion to dismiss all of the claims brought against Anthem. In response, in March 2017, the plaintiffs filed a second amended consolidated complaint adding two self-insured accounts as plaintiffs and asserting an additional purported class of self-insured accounts. In April 2017, we filed a motion to dismiss the claims brought against Anthem. In January 2017, Express Scripts filed a motion to transfer the case to a federal court in Missouri, which we opposed. Following a hearing in March 2017, Express Scripts' motion to transfer was denied. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In July 2015, we and Cigna announced that we entered into a Merger Agreement, pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the Acquisition. In February 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Merger Agreement, and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. Also in February 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. In April 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the Acquisition. In May 2017, after the Delaware Court denied our motion to enjoin Cigna from terminating the Merger Agreement, we delivered to Cigna a notice terminating the Merger Agreement. The litigation in Delaware continues. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna's allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
In December 2016, the DOJ issued a civil investigative demand to Anthem, Inc. to discover information about our chart review and risk adjustment programs under Parts C and D of the Medicare Program. We understand the DOJ is investigating the programs of other Medicare Advantage health plans, along with providers and vendors. We continue to cooperate with the DOJ’s investigation.
Where available information indicates that it is probable that a loss has been incurred as of the date of our consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many proceedings, however, it is difficult to determine whether any loss is probable or reasonably possible. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously identified loss contingency, it is not always possible to reasonably estimate the amount of the possible loss or range of loss.
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at June 30, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Upon discovery of the cyber attack, we took immediate action to remediate the security vulnerability and retained a cybersecurity firm to evaluate our systems and identify solutions based on the evolving landscape. We have provided credit monitoring and identity protection services to those who have been affected by this cyber attack. We have continued to implement security enhancements since this incident. We have incurred expenses subsequent to the cyber attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We recognize these expenses in the periods in which they are incurred.
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. In December 2016, the National Association of Insurance Commissioners, or NAIC, concluded its multistate targeted market conduct and financial exam. In connection with the resolution of the matter, the NAIC requested we provide, and we agreed to provide, a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation, or the Panel, in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California, or the U.S. District Court. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that were before the U.S. District Court. In February 2016, the court issued an order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. In May 2016, the court issued an order granting in part and denying in part our motion, dismissing one count with prejudice, dismissing certain counts asserted by specific named plaintiffs with or without prejudice depending on their individualized facts, and allowing the remaining counts to proceed. In July 2016, plaintiffs filed a third amended complaint which we answered in August 2016. Fact discovery was completed in December 2016. Plaintiffs filed their motion for class certification and trial plan in March 2017. We filed our opposition to class certification, motions to strike the testimony of three of the plaintiffs' experts and trial plan in April 2017. Prior to those motions being heard, the parties agreed to settle plaintiffs' claims for a total settlement payment of $115.0 and certain non-monetary relief. In June 2017, plaintiffs filed a motion for preliminary approval of the settlement and a motion to continue all case deadlines. In July 2017, the court granted the motion to continue all case deadlines. A hearing on the motion for preliminary approval of the settlement is scheduled for August 2017. Three state court cases related to the cyber attack are presently proceeding outside of this Multidistrict Litigation. There remain open regulatory investigations into the incident that are not directly impacted by the Multidistrict Litigation settlement.
We have contingency plans and insurance coverage for certain expenses and potential liabilities of this nature and will pursue coverage for all applicable losses; however, the ultimate outcome of our pursuit of insurance coverage cannot be presently determined. We intend to vigorously defend the remaining state court cases and regulatory actions related to the cyber attack; however, their ultimate outcome cannot be presently determined.

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
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding our CareMore subsidiary and certain self-insured members, who have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeking various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at June 30, 2017.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of June 30, 2017, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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
A summary of the cash dividend activity for the six months ended June 30, 2017 and 2016 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172.2
April 27, 2017	June 9, 2017	June 23, 2017	$0.65	$171.8

Six Months Ended June 30, 2016
February 18, 2016	March 10, 2016	March 25, 2016	$0.65	$170.7
April 26, 2016	June 10, 2016	June 24, 2016	$0.65	$170.9
On July 25, 2017, our Audit Committee of the Board of Directors declared a third quarter 2017 dividend to shareholders of $0.70 per share, payable on September 25, 2017 to shareholders of record at the close of business on September 8, 2017.
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
A summary of common stock repurchases from July 1, 2017 through July 13, 2017 (subsequent to June 30, 2017) and for the six months ended June 30, 2017 is as follows:

	July 1, 2017 Through July 13, 2017	Six Months Ended June 30, 2017
Shares repurchased	0.6	2.8
Average price per share	$189.24	$180.37
Aggregate cost	$117.3	$509.0
Authorization remaining at the end of the period	$3,549.6	$3,666.9
There were no common stock repurchases during the six months ended June 30, 2016.
Equity Units
We have 25.0 Equity Units with an aggregate principal amount of $1,250.0. For additional information relating to the Equity Units, see Note 10, “Debt.”

Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5.6	$102.80
Granted	1.1	167.09
Exercised	(1.6)	85.15
Forfeited or expired	(0.1)	135.90
Outstanding at June 30, 2017	5.0	121.72	6.45	$330.8
Exercisable at June 30, 2017	2.7	97.59	4.45	$245.4
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2017 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2017	2.1	$127.68
Granted	0.6	167.29
Vested	(0.8)	109.86
Forfeited	(0.1)	143.76
Nonvested at June 30, 2017	1.8	146.49
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30
	2017	2016
Risk-free interest rate	2.31%	1.76%
Volatility factor	32.00%	32.00%
Quarterly dividend yield	0.397%	0.491%
Weighted-average expected life (years)	4.00	4.10
The following weighted-average fair values per option or share were determined for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30
	2017	2016
Options granted during the period	$40.77	$30.57
Restricted stock awards granted during the period	167.29	131.90

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at June 30, 2017 and 2016 is as follows:

	June 30
	2017	2016
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$941.6	$1,099.0
Gross unrealized losses	(95.3)	(115.0)
Net pre-tax unrealized gains	846.3	984.0
Deferred tax liability	(304.0)	(358.6)
Net unrealized gains on investments	542.3	625.4
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(0.2)	(26.4)
Deferred tax asset	0.1	9.3
Net unrealized non-credit component of other-than-temporary impairments on investments	(0.1)	(17.1)
Cash flow hedges:
Gross unrealized losses	(355.8)	(825.6)
Deferred tax asset	124.6	289.0
Net unrealized losses on cash flow hedges	(231.2)	(536.6)
Defined benefit pension plans:
Deferred net actuarial loss	(641.2)	(621.5)
Deferred prior service credits	(0.7)	(0.1)
Deferred tax asset	251.6	245.1
Net unrecognized periodic benefit costs for defined benefit pension plans	(390.3)	(376.5)
Postretirement benefit plans:
Deferred net actuarial loss	(140.9)	(156.5)
Deferred prior service costs	52.9	66.6
Deferred tax asset	34.4	35.4
Net unrecognized periodic benefit costs for postretirement benefit plans	(53.6)	(54.5)
Foreign currency translation adjustments:
Gross unrealized losses	(3.1)	(8.7)
Deferred tax asset	1.1	3.1
Net unrealized losses on foreign currency translation adjustments	(2.0)	(5.6)
Accumulated other comprehensive loss	$(134.9)	$(364.9)

Other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30
	2017	2016
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($67.0) and ($153.5), respectively	$116.2	$243.4
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $8.3 and $18.1, respectively	(15.3)	(33.6)
Total reclassification adjustment on investments	100.9	209.8
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax (expense) benefit of ($0.4) and $2.7, respectively	0.9	(5.4)
Cash flow hedges:
Holding loss, net of tax benefit of $36.6 and $102.4, respectively	(79.8)	(190.0)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.9) and ($2.6), respectively	4.2	3.8
Foreign currency translation adjustment, net of tax (expense) benefit of ($0.4) and $0.5, respectively	0.7	(0.7)
Net gain recognized in other comprehensive income, net of tax expense of ($25.8) and ($32.4), respectively	$26.9	$17.5
Other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30
	2017	2016
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($113.3) and ($239.1), respectively	$210.4	$390.9
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $15.8 and $4.7, respectively	(29.3)	(8.8)
Total reclassification adjustment on investments	181.1	382.1
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax (expense) benefit of ($2.5) and $3.9, respectively	4.5	(7.1)
Cash flow hedges:
Holding loss, net of tax benefit of $33.9 and $245.3, respectively	(62.8)	(455.5)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($5.2) and ($5.0), respectively	8.1	7.6
Foreign currency translation adjustment, net of tax expense of ($1.1) and ($0.2), respectively	2.1	0.6
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of ($72.4) and $9.6, respectively	$133.0	$(72.3)

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Denominator for basic earnings per share – weighted-average shares	264.6	263.0	264.5	262.4
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	6.2	5.2	6.1	5.4
Denominator for diluted earnings per share	270.8	268.2	270.6	267.8
During the three months ended June 30, 2017 and 2016, weighted-average shares related to certain stock options of 1.0 and 2.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2017 and 2016, weighted-average shares related to certain stock options of 0.7 and 2.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for the three and six months ended June 30, 2017 and 2016 as the dilutive stock price threshold was not met.
During the three and six months ended June 30, 2017, we issued approximately 0.1 and 0.6 of restricted stock units under our stock incentive plans, 0.1 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2017 through 2019. During the six months ended June 30, 2016, we issued approximately 1.0 of restricted stock units under our stock incentive plans, 0.5 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2016 through 2018. We did not issue any material amounts of restricted stock units under our stock incentive plans during the three months ended June 30, 2016. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.
Financial data by reportable segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Three months ended June 30, 2017
Operating revenue	$10,308.8	$11,883.4	$5.8	$22,198.0
Operating gain (loss)	967.9	293.3	(34.2)	1,227.0
Three months ended June 30, 2016
Operating revenue	$9,898.3	$11,371.1	$5.1	$21,274.5
Operating gain (loss)	1,075.3	450.5	(25.6)	1,500.2
Six Months Ended June 30, 2017
Operating revenue	$20,598.4	$23,909.1	$10.0	$44,517.5
Operating gain (loss)	2,270.3	611.9	(69.8)	2,812.4
Six Months Ended June 30, 2016
Operating revenue	$19,408.1	$22,165.0	$10.8	$41,583.9
Operating gain (loss)	2,368.3	775.5	(73.2)	3,070.6

A reconciliation of reportable segments' operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Reportable segments' operating revenues	$22,198.0	$21,274.5	$44,517.5	$41,583.9
Net investment income	200.2	194.9	407.4	366.0
Net realized gains (losses) on financial instruments	16.2	12.5	23.5	(112.6)
Other-than-temporary impairment losses recognized in income	(7.2)	(25.7)	(15.3)	(92.6)
Total revenues	$22,407.2	$21,456.2	$44,933.1	$41,744.7
A reconciliation of reportable segments' operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Reportable segments' operating gain	$1,227.0	$1,500.2	$2,812.4	$3,070.6
Net investment income	200.2	194.9	407.4	366.0
Net realized gains (losses) on financial instruments	16.2	12.5	23.5	(112.6)
Other-than-temporary impairment losses recognized in income	(7.2)	(25.7)	(15.3)	(92.6)
Interest expense	(189.9)	(185.7)	(424.9)	(372.8)
Amortization of other intangible assets	(40.6)	(47.9)	(82.4)	(98.3)
Income before income tax expense	$1,205.7	$1,448.3	$2,720.7	$2,760.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
References to the terms “we,” “our,” “us” or "Anthem" used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016 and the MD&A included in our 2016 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2017 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2017 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2017. Also see Part I, Item 1A, “Risk Factors” of our 2016 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna, or the Acquisition. In July 2016, the U.S. Department of Justice, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the Acquisition. On February 14, 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Merger Agreement, and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. On April 28, 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the Acquisition. On May 11, 2017, the Delaware Court denied our motion to enjoin Cigna from terminating the Merger Agreement. On May 12, 2017, we delivered to Cigna a notice terminating the Merger Agreement. For additional information about these lawsuits, see Note 11, “Commitments and Contingencies - Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system, and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels have proposed significant modifications to existing laws and regulations, including the potential repeal or replacement of Health Care

Reform and the reduction or elimination of federal premium subsidies available for certain public exchange Individual products.
During 2017, we have notified state regulators of our decision to largely exit the Individual ACA-compliant marketplace in Indiana, Ohio and Wisconsin for the 2018 plan year, which represents less than 10% of our current Individual ACA-compliant enrollment. The work to determine our final 2018 market participation in the Individual ACA-compliant business is not yet complete. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics.
Health Care Reform imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased general and administrative and tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $11,300.0 for 2016, has been suspended for 2017, and is scheduled to resume and be increased to $14,300.0 for 2018, unless otherwise changed by subsequent legislative or regulatory action. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year, unless the fee is otherwise changed by subsequent legislative or regulatory action. For the three and six months ended June 30, 2016, we estimated our portion of the HIP Fee to be $297.5 and $595.0, respectively, which was recognized as general and administrative expense. There is no corresponding expense for 2017 due to the current year suspension of the HIP Fee.
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
Executive Summary
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.4 medical members through our affiliated health plans as of June 30, 2017. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare (including a non-risk arrangement with Massachusetts), and in certain Arizona, California, Nevada and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating revenue and operating gain to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or earnings per share, or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segments' operating revenues to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments' operating gain to income before income tax expense, see Note 15, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Operating revenue for the three months ended June 30, 2017 was $22,198.0, an increase of $923.5, or 4.3%, from the three months ended June 30, 2016. Operating revenue for the six months ended June 30, 2017 was $44,517.5, an increase of $2,933.6, or 7.1%, from the six months ended June 30, 2016. The increase in operating revenue for the three and six months ended June 30, 2017 compared to 2016 was primarily a result of higher premium revenue in both our Government Business and Commercial and Specialty Business segments and, to a lesser extent, higher administrative fees in our Commercial and Specialty Business segment.
Net income for the three months ended June 30, 2017 was $855.3, an increase of $74.7, or 9.6%, from the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $1,865.2, an increase of $381.6, or 25.7%, from the six months ended June 30, 2016. The increase in net income for the three and six months ended June 30, 2017 compared to 2016 was primarily a result of lower income tax expense and an increase in net earnings from investment activities, partially offset by lower operating results in our Government Business and Commercial and Specialty Business segments.
Our fully-diluted EPS was $3.16 for the three months ended June 30, 2017, which represented an 8.6% increase from EPS of $2.91 for the three months ended June 30, 2016. Our fully-diluted EPS was $6.89 for the six months ended June 30, 2017, which represented a 24.4% increase from EPS of $5.54 for the six months ended June 30, 2016. The increase in EPS for the three and six months ended June 30, 2017 compared to 2016 resulted from the increase in net income, partially offset by the impact of a lower number of shares outstanding in 2016.
Operating cash flow for the six months ended June 30, 2017 and 2016 was $3,081.3 and $2,029.4, respectively. The increase in operating cash flow from 2016 of $1,051.9 was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends, growth in membership, the timing of Medicare prepayments received in the current year and timing of certain state Medicaid payments. These increases were partially offset by an increase in claims payments due to higher medical cost experience and growth in membership, lower premium receipts as a result of the suspension of the HIP Fee for 2017 and the timing of receipts related to the Health Care Reform reinsurance premium stabilization program that ended on December 31, 2016.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2017 and 2016. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands)	2017	2016	Change	% Change
Medical Membership
Customer Type
Local Group	15,705	15,192	513	3.4%
Individual	1,779	1,812	(33)	(1.8)%
National:
National Accounts	7,760	7,808	(48)	(0.6)%
BlueCard®	5,561	5,604	(43)	(0.8)%
Total National	13,321	13,412	(91)	(0.7)%
Medicare	1,484	1,426	58	4.1%
Medicaid	6,529	6,336	193	3.0%
FEP	1,569	1,572	(3)	(0.2)%
Total Medical Membership by Customer Type	40,387	39,750	637	1.6%
Funding Arrangement
Self-Funded	24,938	24,550	388	1.6%
Fully-Insured	15,449	15,200	249	1.6%
Total Medical Membership by Funding Arrangement	40,387	39,750	637	1.6%
Reportable Segment
Commercial and Specialty Business	30,805	30,416	389	1.3%
Government Business	9,582	9,334	248	2.7%
Total Medical Membership by Reportable Segment	40,387	39,750	637	1.6%
Other Membership & Customers
Life and Disability Members	4,705	4,689	16	0.3%
Dental Members	5,818	5,413	405	7.5%
Dental Administration Members	5,335	5,369	(34)	(0.6)%
Vision Members	6,791	5,929	862	14.5%
Medicare Advantage Part D Members	679	608	71	11.7%
Medicare Part D Standalone Members	322	352	(30)	(8.5)%
Medical Membership (in thousands)
For the twelve months ended June 30, 2017, total medical membership increased 637, or 1.6%, primarily due to increases in our Local Group and Medicaid membership.
Self-funded medical membership increased 388, or 1.6%, primarily due to new sales and growth in our existing Large Group accounts, partially offset by lower activity from BlueCard® membership.
Fully-insured membership increased 249, or 1.6%, primarily due to growth in our Medicaid business and new sales in Large Group accounts.
Local Group membership increased 513, or 3.4%, due to new sales, growth in our existing Large Group accounts and in-group change.

Individual membership decreased 33, or 1.8%, primarily due to attrition in non-ACA-compliant and ACA-compliant off-exchange product offerings, partially offset by growth in ACA-compliant on-exchange product offerings.
National Accounts membership decreased 48, or 0.6%, primarily due to the loss of a large multi-state employer group contract, partially offset by expansion in existing employer group accounts.
BlueCard® membership decreased 43, or 0.8%, primarily due to lower membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 58, or 4.1%, primarily due to higher sales during open enrollment and growth in certain existing Medicare Advantage markets.
Medicaid membership increased 193, or 3.0%, primarily due to new business expansions and organic growth in existing markets.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership increased 16, or 0.3%, primarily due to in-group change and new sales in our Large Group business.
Dental membership increased 405, or 7.5%, primarily due to new sales and increased penetration in our Local Group and National Account businesses.
Dental administration membership decreased 34, or 0.6%, primarily due to the loss of a large managed dental contract.
Vision membership increased 862, or 14.5%, primarily due to new sales and increased penetration in our Local Group, National Accounts and Medicare product offerings.
Medicare Advantage Part D membership increased 71, or 11.7%, primarily due to higher sales during open enrollment and growth in certain existing markets.
Medicare Part D standalone membership decreased 30, or 8.5%, primarily due to our product repositioning strategies in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2017 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2017 cost of care trend estimate in the range of 6.5% to 7.0% is appropriate.
Inpatient utilization trend has been higher than in prior periods, but inpatient utilization trend is still negative. Outpatient and professional utilization trends have been increasing toward 0% in early 2017 but remain negative. Pharmacy days supply utilization trends have remained negative. Consistent with prior periods, provider rate increases are a primary driver of medical cost trends. We continually negotiate with hospitals and physicians to manage these cost trends. We commonly negotiate multi-year contracts with hospitals and physicians, minimizing annual fluctuations in medical cost trend. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Unit cost increases were also a driver of pharmacy cost trends as well as expected increases for new drugs launching in the marketplace. Hepatitis C drugs had put upward pressure on drug trends in 2015-2016, but utilization for Hepatitis C drugs has decreased compared to high levels in the past, helping to offset some of the drivers for increased pharmacy trends. Other high cost specialty drugs continue to put upward pressure on pharmacy costs.

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

•
Coordination of Benefits - Enforcing Medicare Part B and Compassionate Allowance Enrollment - This initiative focuses on enforcing Medicare Part B enrollment for Individual, Small Group, and over 65 retired members. We apply a penalty if a member is eligible for Medicare and does not enroll in Part B. This initiative also includes Compassionate Allowances, an initiative where the Centers for Medicare and Medicaid Services has added additional diagnosis codes that allow members to apply for Medicare and become eligible for Social Security benefits due to their condition. Both of these initiatives allow Anthem to pay secondary to Medicare, resulting in cost of care savings.

A number of clinical management initiatives are in place to help mitigate inpatient utilization trends. Focused review efforts continue in key areas, including targeting outlier facilities for length of stay and readmission, and high risk maternity and neonatal intensive care unit cases. Additionally, we continue to refine our programs related to readmission management, focused behavioral health readmission reduction and post-discharge follow-up care. The following example program was developed to mitigate inpatient utilization trends:

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

•
Hepatitis C Drug Formulary Optimization - This program places preference on a new Hepatitis C agent for patients with certain chronic Hepatitis C virus genotypes. Preferred utilization of this alternative drug, when appropriate, over other drugs will result in pharmacy cost savings due to lower regimen treatment cost.

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2017 vs. 2016		2017 vs. 2016
	2017	2016	2017	2016	$	%	$	%
Total operating revenue	$22,198.0	$21,274.5	$44,517.5	$41,583.9	$923.5	4.3%	$2,933.6	7.1%
Net investment income	200.2	194.9	407.4	366.0	5.3	2.7%	41.4	11.3%
Net realized gains (losses) on financial instruments	16.2	12.5	23.5	(112.6)	3.7	29.6%	136.1	120.9%
Other-than-temporary impairment losses on investments	(7.2)	(25.7)	(15.3)	(92.6)	18.5	(72.0)%	77.3	(83.5)%
Total revenues	22,407.2	21,456.2	44,933.1	41,744.7	951.0	4.4%	3,188.4	7.6%
Benefit expense	17,917.2	16,805.2	35,460.0	32,344.0	1,112.0	6.6%	3,116.0	9.6%
Selling, general and administrative expense	3,053.8	2,969.1	6,245.1	6,169.3	84.7	2.9%	75.8	1.2%
Other expense[1]	230.5	233.6	507.3	471.1	(3.1)	(1.3)%	36.2	7.7%
Total expenses	21,201.5	20,007.9	42,212.4	38,984.4	1,193.6	6.0%	3,228.0	8.3%
Income before income tax expense	1,205.7	1,448.3	2,720.7	2,760.3	(242.6)	(16.8)%	(39.6)	(1.4)%
Income tax expense	350.4	667.7	855.5	1,276.7	(317.3)	(47.5)%	(421.2)	(33.0)%
Net income	$855.3	$780.6	$1,865.2	$1,483.6	$74.7	9.6%	$381.6	25.7%

Average diluted shares outstanding	270.8	268.2	270.6	267.8	2.6	1.0%	2.8	1.0%
Diluted net income per share	$3.16	$2.91	$6.89	$5.54	$0.25	8.6%	$1.35	24.4%
Benefit expense ratio[2]	86.1%	84.2%	84.9%	83.1%		190bp3		180bp3
Selling, general and administrative expense ratio[4]	13.8%	14.0%	14.0%	14.8%		(20)bp3		(80)bp3
Income before income taxes as a percentage of total revenue	5.4%	6.8%	6.1%	6.6%		(140)bp3		(50)bp3
Net income as a percentage of total revenue	3.8%	3.6%	4.2%	3.6%		20bp3		60bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense and amortization of other intangible assets.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2017 and 2016 were $20,813.1 and $19,948.0, respectively. Premiums for the six months ended June 30, 2017 and 2016 were $41,764.4 and $38,936.9, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Total operating revenue increased $923.5, or 4.3%, to $22,198.0 in 2017, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were largely due to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership increases in our Medicaid, Large Group and Medicare product offerings. The increase in premiums was partially offset by the impact of the HIP Fee suspension for 2017, as we did not price affected products to cover any HIP Fee related expense in the current year. The increase was further offset by lower favorable adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program recognized during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally, declines in membership in our Individual and fully-insured Small Group businesses partially offset the increase in premiums. The increase in administrative fees primarily resulted from membership growth in our Local Group business and rate increases in our National Accounts and Local Group businesses.
Net investment income increased $5.3, or 2.7%, to $200.2, primarily due to higher investment yields on fixed maturity securities.
Net realized gains on financial instruments increased $3.7, or 29.6% to $16.2 in 2017, primarily due to an increase in net realized gains on derivative financial instruments, partially offset by a decrease in net realized gains on sales of equity securities and fixed maturity securities.
Other-than-temporary impairment losses on investments decreased $18.5, or 72.0%, to $7.2 in 2017, due to a decrease in impairment losses on fixed maturity securities, alternative investments and equity securities.
Benefit expense increased $1,112.0, or 6.6%, to $17,917.2 in 2017, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicaid, Medicare and Large Group business product offerings. These increases were partially offset by the impact of membership declines in our Individual and fully-insured Small Group businesses.
Our benefit expense ratio increased 190 basis points to 86.1% in 2017. The increase in the ratio was primarily driven by the loss of revenue associated with the HIP Fee suspension for 2017 and lower favorable adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program recognized during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in the ratio was partially offset by improved medical cost experience in our Large Group business.
Selling, general and administrative expense increased $84.7, or 2.9%, to $3,053.8 in 2017, primarily due to higher performance-based incentive compensation and the accrual of $115.0 during the three months ended June 30, 2017 related to the settlement of class action lawsuits that stemmed from the 2015 cyber attack. For additional information about the cyber attack and related settlement, see Note 11, "Commitments and Contingencies - Cyber Attack Incident," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The increase in expense was further due to an increase in personnel costs to support our growth in membership. These increases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives. The increases were further offset by lower Health Care Reform fees, primarily due to the suspension of the HIP Fee for 2017 and, to a lesser extent, the expiration of the fees for the Health Care Reform temporary reinsurance premium stabilization program that ended on December 31, 2016.
Our selling, general and administrative expense ratio decreased 20 basis points to 13.8% in 2017. The decrease in the ratio was primarily due to the impact of the lower Health Care Reform fees, lower costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue. These decreases were partially offset by the impact of higher performance-based incentive compensation and the settlement accrual for the litigation related to the 2015 cyber attack.
Income tax expense decreased $317.3, or 47.5%, to $350.4 in 2017, primarily due to the suspension of the non-tax deductible HIP Fee for 2017 and lower income before income tax expense. For the three months ended June 30, 2016, we recognized additional income tax expense of $104.1 related to the HIP Fee. The decrease in income tax expense was further due to the favorable impact of our recognition of tax benefits during the three months ended June 30, 2017 for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. Additionally, during the three months ended June 30, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017.
The effective tax rates in 2017 and 2016 were 29.1% and 46.1%, respectively. The decrease in the effective tax rate was primarily due to the suspension of the HIP Fee, the deduction of the Acquisition related costs and the additional California deferred state tax expense, discussed above.
Our net income as a percentage of total revenue increased 20 basis points to 3.8% in 2017 as compared to 2016 as a result of all factors discussed above.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Total operating revenue increased $2,933.6, or 7.1%, to $44,517.5 in 2017, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were due in part to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership increases in our Medicaid, Large Group and Medicare product offerings. The increase in premiums was partially offset by the impact of the HIP Fee suspension for 2017, as we did not price affected products to cover any HIP Fee related expense in the current year. Additionally, declines in membership in our fully-insured Small Group, Individual and National Accounts businesses partially offset the increase in premiums. The increase in administrative fees primarily resulted from membership growth for self-funded members in our Large Group business and rate increases in our National Accounts and Large Group businesses.
Net investment income increased $41.4, or 11.3%, to $407.4, primarily due to higher income from alternative investments partially offset by lower dividend yields on equity securities.
Net realized gains (losses) on financial instruments increased $136.1, or 120.9%. For the six months ended June 30, 2017 and 2016, we recognized net realized gains of $23.5 and net realized losses of $112.6, respectively. The change was primarily due to a decrease in net realized losses on derivative financial instruments and an increase in net realized gains on sales of fixed maturity securities, partially offset by a decrease in net realized gains on sales of equity securities.
Other-than-temporary impairment losses on investments decreased $77.3, or 83.5%, to $15.3 in 2017, primarily due to a decrease in impairment losses on fixed maturity securities.
Benefit expense increased $3,116.0, or 9.6%, to $35,460.0 in 2017, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicaid, Medicare and Large Group business product offerings. These increases were partially offset by the impact of membership declines in our fully-insured Small Group, Individual and National Accounts businesses.
Our benefit expense ratio increased 180 basis points to 84.9% in 2017. The increase in the ratio was largely driven by the loss of revenue associated with the HIP Fee suspension for 2017 and the increase in Medicaid membership, as our Medicaid business has a higher benefit expense ratio than our consolidated average. The increase in the ratio was further attributable to changes to estimates for the Health Care Reform risk adjustment premium stabilization program.
Selling, general and administrative expense increased $75.8, or 1.2% to $6,245.1 in 2017. The increase was due in part to an increase in performance-based incentive compensation and the recognition of a guaranty association assessment in the first quarter of 2017 related to the liquidation order of Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty. For additional information regarding the Penn Treaty liquidation, see Note 11, “Commitments and Contingencies - Other Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The increase in selling, general and administrative expense was further due to an increase in personnel costs to support our growth in membership and the settlement accrual for the litigation related to the 2015 cyber attack. These increases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives. The increases were further offset by a decrease in Health Care Reform fees, primarily due to the suspension of the HIP Fee for 2017 and, to a lesser extent, the expiration of the fees for the Health Care Reform temporary reinsurance premium stabilization program that ended on December 31, 2016.
Our selling, general and administrative expense ratio decreased 80 basis points to 14.0% in 2017. The decrease in the ratio was primarily due to the lower Health Care Reform fees, lower costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue. The decrease in the ratio was partially offset by the impact of the increase in performance-based incentive compensation and the recognition of the guaranty association assessment for the Penn Treaty liquidation.
Other expense increased $36.2, or 7.7%, to $507.3 in 2017. This increase was primarily due to $97.5 in fees incurred in January 2017 to reduce and extend, through April 30, 2017, the availability of commitments under the bridge facility and term loan facility, originally entered into in 2015, to partially fund the Merger Agreement with Cigna. The fees were amortized to interest expense through April 30, 2017. This increase was partially offset by a decrease in interest expense due to lower outstanding debt balances and a decrease in amortization of intangible assets.
Income tax expense decreased $421.2, or 33.0%, to $855.5 in 2017, primarily due to the suspension of the non-tax deductible HIP Fee for 2017 and the favorable impact of our recognition of tax benefits for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. For the six months ended June 30, 2016, we recognized additional income tax expense of $208.2 related to the HIP Fee. The decrease in income tax expense was further due to the recognition of excess tax benefits during the six months ended June 30, 2017 from the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. For additional information related to the adoption of ASU 2016-09, see Note 2, "Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Additionally, during the six months ended June 30, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017.
The effective tax rates in 2017 and 2016 were 31.4% and 46.3%, respectively. The decrease in the effective tax rate was primarily due to the suspension of the HIP Fee, the deduction of the Acquisition related costs, the excess tax benefits from the adoption of ASU 2016-09 and the additional California deferred state tax expense, discussed above.
Our net income as a percentage of total revenue increased 60 basis points to 4.2% in 2017 as compared to 2016 as a result of all factors discussed above.
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
The discussion of segment results for the three and six months ended June 30, 2017 and 2016 presented below is based on operating gain, as described above, and operating margin which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, see Note 15, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30			Six Months Ended June 30
					2017 vs. 2016			2017 vs. 2016
	2017	2016	2017	2016	$	%		$	%
Commercial and Specialty Business
Operating revenue	$10,308.8	$9,898.3	$20,598.4	$19,408.1	$410.5	4.1%		$1,190.3	6.1%
Operating gain	$967.9	$1,075.3	$2,270.3	$2,368.3	$(107.4)	(10.0)%		$(98.0)	(4.1)%
Operating margin	9.4%	10.9%	11.0%	12.2%		(150)bp			(120)bp

Government Business
Operating revenue	$11,883.4	$11,371.1	$23,909.1	$22,165.0	$512.3	4.5%		$1,744.1	7.9%
Operating gain	$293.3	$450.5	$611.9	$775.5	$(157.2)	(34.9)%		$(163.6)	(21.1)%
Operating margin	2.5%	4.0%	2.6%	3.5%		(150	)bp		(90)bp

Other
Operating revenue[1]	$5.8	$5.1	$10.0	$10.8	$0.7	13.7%		$(0.8)	(7.4)%
Operating loss[2]	$(34.2)	$(25.6)	$(69.8)	$(73.2)	$(8.6)	33.6%		$3.4	(4.6)%

1	Fluctuations not material.

2	Fluctuations primarily a result of changes in unallocated corporate expenses.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Commercial and Specialty Business
Operating revenue increased $410.5, or 4.1%, to $10,308.8 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to membership growth in our Large Group business and an increase in administrative fees. The increase in administrative fees was primarily due to membership growth in our Local Group business and rate increases in our National Accounts and Local Group businesses. The increase in operating revenue was partially offset by lower favorable adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program recognized during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was further offset by the impact of the HIP Fee suspension for 2017 and declines in membership in our Individual and fully-insured Small Group businesses.
Operating gain decreased $107.4, or 10.0%, to $967.9 in 2017, primarily due to lower favorable adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program recognized during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in operating gain was further due to the impact of the HIP Fee suspension for 2017, an increase in performance-based incentive compensation and the settlement accrual for the litigation related to the 2015 cyber attack. These decreases were partially offset by the impact of lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue. The decrease in operating gain was further offset by improved medical cost experience in our Large Group business.
The operating margin in 2017 was 9.4%, a 150 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.

Government Business
Operating revenue increased $512.3, or 4.5%, to $11,883.4 in 2017. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions, organic growth in existing markets and rate increases to cover overall cost trends. The increase in operating revenue was also due to membership growth and rate increases to cover overall cost trends in our Medicare Advantage business. These increases were partially offset by the impact of the HIP Fee suspension for 2017.
Operating gain decreased $157.2, or 34.9%, to $293.3 in 2017, primarily due to an increase in performance-based incentive compensation and the impact of the HIP Fee suspension for 2017.
The operating margin in 2017 was 2.5%, a 150 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Commercial and Specialty Business
Operating revenue increased $1,190.3, or 6.1%, to $20,598.4 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to membership growth in our Large Group business and an increase in administrative fees. The increase in administrative fees was primarily due to membership growth in our Local Group business and rate increases in our National Accounts and Local Group businesses. The increase in operating revenue was partially offset by the impact of the HIP Fee suspension for 2017, declines in membership in our fully-insured Small Group, Individual and National Accounts businesses and adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program.
Operating gain decreased $98.0, or 4.1%, to $2,270.3 in 2017, primarily due to the recognition of the guaranty association assessment related to the Penn Treaty liquidation and an increase in performance-based incentive compensation. The decrease in operating gain was further due to the settlement accrual for the litigation related to the 2015 cyber attack, the impact of the HIP Fee suspension for 2017 and adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program. These decreases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue.
The operating margin in 2017 was 11.0%, a 120 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,744.1, or 7.9%, to $23,909.1 in 2017. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions, organic growth in existing markets and rate increases to cover overall cost trends. The increase in operating revenue was also due to membership growth and rate increases to cover overall cost trends in our Medicare Advantage business as well as premium increases in our FEP business due to increased reimbursed benefit utilization. These increases were partially offset by the impact of the HIP Fee suspension for 2017.
Operating gain decreased $163.6, or 21.1%, to $611.9 in 2017, primarily due to the impact of the HIP Fee suspension for 2017 and an increase in performance-based incentive compensation. These decreases were partially offset by an increase in retroactive revenue adjustments recognized in various Medicaid markets.
The operating margin in 2017 was 2.6%, a 90 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2016 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2016, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2017, our critical accounting policies and estimates have not changed from those described in our 2016 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2017, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2016 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2017 and 2016, see Note 9, "Medical Claims Payable," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2017 and 2016, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2017	2016
Assumed trend factors	$585.5	$518.0
Assumed completion factors	365.5	208.3
Total	$951.0	$726.3

The favorable development recognized in the six months ended June 30, 2017 and 2016 resulted primarily from trend factors in late 2016 and late 2015, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2016 and 2015 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 80.0% and 80.7% for the six months ended June 30, 2017 and 2016, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the six months ended 2016.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six months ended June 30, 2017, this metric was 14.9%, largely driven by favorable trend factor development at the end of 2016. For the six months ended June 30, 2016, this metric was 11.7%, largely driven by favorable trend factor development at the end of 2015.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2017, this metric was 1.5%, which was calculated using the redundancy of $951.0. For the six months ended June 30, 2016, the comparable metric was 1.2%, which was calculated using the redundancy of $726.3. These metrics demonstrate a generally consistent level of reserve conservatism.

New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2017, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our use of capital during the three and six months ended June 30, 2017, see Note 5, "Derivative Financial Instruments," Note 10, "Debt" and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
The table below indicates the change in cash and cash equivalents for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30
	2017	2016
Cash flows provided by (used in):
Operating activities	$3,081.3	$2,029.4
Investing activities	(2,268.8)	(1,707.8)
Financing activities	(329.5)	(853.4)
Effect of foreign exchange rates on cash and cash equivalents	2.9	1.0
Change in cash and cash equivalents	$485.9	$(530.8)
During the six months ended June 30, 2017, net cash provided by operating activities was $3,081.3, compared to $2,029.4 for the six months ended June 30, 2016, an increase of $1,051.9. This increase was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends, growth in membership, the timing of Medicare prepayments received in the current year and timing of certain state Medicaid payments. These increases were partially offset by an increase in claims payments due to higher medical cost experience and growth in membership, lower premium receipts as a result of the suspension of the HIP Fee for 2017 and the timing of receipts related to the Health Care Reform reinsurance premium stabilization program that ended on December 31, 2016.
Net cash used in investing activities was $2,268.8 during the six months ended June 30, 2017, compared to $1,707.8 during the six months ended June 30, 2016. The increase in cash used in investing activities of $561.0 was primarily due to an increase in net purchases of investments, partially offset by a decrease in collateral held under our securities lending programs.

Net cash used in financing activities was $329.5 during the six months ended June 30, 2017, compared to $853.4 during the six months ended June 30, 2016. The decrease in cash used in financing activities of $523.9 primarily resulted from an increase in commercial paper borrowings, lower payments on debt-related derivatives and an increase in proceeds from the issuance of common stock under our employee stock plans. These sources of cash were partially offset by an increase in net repayments of short- and long-term borrowings, repurchases of common stock during the six months ended June 30, 2017, changes in bank overdrafts and changes in securities lending payable.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $28,261.5 at June 30, 2017. Since December 31, 2016, total cash, cash equivalents and investments, including long-term investments, increased by $2,742.5 primarily due to cash generated from operations, proceeds from commercial paper borrowings, proceeds from the issuance of common stock under our employee stock plans and an increase in securities lending payable. These increases were partially offset by net repayments of short- and long-term borrowings, repurchases of common stock during the six months ended June 30, 2017, cash dividends paid to shareholders, purchases of property and equipment, a decrease in bank overdrafts and changes in securities lending collateral.
Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain accounting practices prescribed by insurance regulatory authorities, or statutory accounting practices, differ from GAAP. Changes that occur in statutory accounting practices or regulatory capital requirements, if any, could impact our subsidiaries’ future dividend capacity. In addition, we have agreed to certain undertakings with regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.
At June 30, 2017, we held $2,842.8 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
Upon maturity on June 15, 2017 and February 15, 2017, we repaid the $525.0 outstanding balance of our 5.875% senior unsecured notes and the $400.0 outstanding balance of our 2.375% senior unsecured notes, respectively.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as the sum of (i) short-term borrowings, (ii) current portion of long-term debt and (iii) long-term debt, less current portion; divided by the sum of (i) short-term borrowings, (ii) current portion of long-term debt, (iii) long-term debt, less current portion and (iv) total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.1% and 38.5% as of June 30, 2017 and December 31, 2016, respectively.
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
Future Sources and Uses of Liquidity
We have a shelf registration statement on file with the U.S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansions.
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
For additional information regarding our sources and uses of capital at June 30, 2017, see Note 4, “Investments,” Note 5, "Derivative Financial Instruments," Note 10, "Debt" and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facility and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2016 Annual Report on Form 10-K other than an increase in borrowings of commercial paper and repayment of long-term senior unsecured notes at maturity. For additional information regarding our estimated contractual obligations and commitments, see Note 5, "Derivative Financial Instruments;" Note 10, “Debt;” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Forward-Looking Statements
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of, health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform, and the impact of any future modification, repeal or replacement of Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our participation in federal and state health insurance exchanges under Health Care Reform, which have experienced and continue to experience challenges due to implementation of initial and phased-in provisions of Health Care Reform, and which entail uncertainties associated with the mix and volume of business, particularly in our Individual and Small Group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; the ultimate outcome of litigation between Cigna Corporation (“Cigna”) and us related to the merger agreement between the parties, including our claim for damages against Cigna, Cigna’s claim for payment of a termination fee and other damages against us, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial positions; our ability to contract with providers on cost-effective and competitive terms; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties; our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; state guaranty fund assessments for insolvent insurers; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of investigations, inquiries, claims and litigation related to the cyber attack we reported in February 2015; changes in economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers, acquisitions and strategic alliances; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2016 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2017, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except for the updated risk factors below, there have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K:
Cigna’s pursuit of litigation in connection with the terminated Merger Agreement and seeking damages against us, together with our own litigation against Cigna, could cause us to incur substantial costs, may present material distractions and, if decided adverse to Anthem, could negatively impact our financial position.
As described in Note 11, Commitments and Contingencies - Litigation, on February 14, 2017, Cigna commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, for a declaratory judgment that its purported termination of the Merger Agreement was lawful and seeking damages against us. We promptly filed our own litigation against Cigna seeking to compel Cigna’s specific performance of the Merger Agreement and damages against Cigna. On May 11, 2017, the Delaware Court denied our motion to enjoin Cigna from terminating the Merger Agreement. On May 12, 2017, we delivered to Cigna a notice terminating the Merger Agreement. The litigation in Delaware continues. These lawsuits could result in substantial costs to us, including litigation costs and potential settlement costs. Further, due to the potential significance of the allegations and damages claimed by Cigna, we expect that our officers will spend substantial time focused on the litigation. Our defense against Cigna’s claims, the pursuit of our claims or the settlement, or failure to reach a settlement, for any claims may result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations, cash flows and market price.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future in connection with acquisitions, litigation or otherwise. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities.
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
We may also incur future debt obligations in connection with acquisitions, litigation or otherwise that might subject us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our credit agreement or other indebtedness. If we default under our credit agreement, the lenders could cease to make further extensions of credit or cause all of our outstanding debt obligations under our credit agreement to become immediately due and payable, together with accrued and unpaid interest. If the indebtedness under our notes or our credit agreement or our other indebtedness is accelerated, we may be unable to repay or finance the amounts due.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2017 to April 30, 2017	308,824	$166.65	299,400	$4,075.3
May 1, 2017 to May 31, 2017	699,067	177.98	694,228	3,951.7
June 1, 2017 to June 30, 2017	1,518,283	188.28	1,512,774	3,666.9
	2,526,174		2,506,402

1
Total number of shares purchased includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended June 30, 2017, we repurchased 2,506,402 shares at a cost of $458.2 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. Between July 1, 2017 and July 13, 2017, we repurchased 619,968 shares at a cost of $117.3, bringing our current availability to $3,549.6 at July 13, 2017. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

ANTHEM, INC. Registrant

Date: July 26, 2017	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 26, 2017	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 18, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017.

3.2		Bylaws of the Company, as amended effective May 18, 2017, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 18, 2017.

4.1
Form of Specimen Certificate of the Company's common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No.1 to Form S-8 Registration Statement filed on May 23, 2017.

4.6
Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1	*	2017 Anthem Incentive Compensation Plan, effective May 18, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017.

10.2	*	Anthem, Inc. Board of Directors Compensation Program, as amended effective May 18, 2017.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.