Form 10-Q
period 2017-09-30
Anthem, Inc.
filed 2017-10-25
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 12, 2017
Common Stock, $0.01 par value	256,760,521 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,097.2	$4,075.3
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $18,269.0 and $16,991.8)	18,697.3	17,163.1
Equity securities (cost of $1,033.7 and $1,076.1)	1,452.6	1,468.5
Other invested assets, current	16.9	15.8
Accrued investment income	158.3	164.5
Premium and self-funded receivables	5,692.0	5,860.8
Other receivables	2,130.2	2,536.6
Income taxes receivable	—	168.7
Securities lending collateral	907.2	1,079.8
Other current assets	1,822.0	1,781.8
Total current assets	36,973.7	34,314.9
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $524.7 and $524.6)	533.3	524.4
Equity securities (cost of $27.3 and $27.2)	32.3	31.4
Other invested assets, long-term	2,442.1	2,240.5
Property and equipment, net	2,049.2	1,977.9
Goodwill	17,587.8	17,561.2
Other intangible assets	7,840.6	7,964.9
Other noncurrent assets	850.9	467.9
Total assets	$68,309.9	$65,083.1

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,963.9	$7,892.6
Reserves for future policy benefits	72.1	71.8
Other policyholder liabilities	2,471.7	2,221.1
Total policy liabilities	10,507.7	10,185.5
Unearned income	1,950.2	971.9
Accounts payable and accrued expenses	4,454.2	4,014.9
Income taxes payable	187.5	—
Security trades pending payable	164.7	93.5
Securities lending payable	906.4	1,078.9
Short-term borrowings	1,180.0	440.0
Current portion of long-term debt	1,273.4	928.4
Other current liabilities	3,788.4	3,581.3
Total current liabilities	24,412.5	21,294.4
Long-term debt, less current portion	13,777.3	14,358.5
Reserves for future policy benefits, noncurrent	618.5	666.1
Deferred tax liabilities, net	2,609.3	2,779.9
Other noncurrent liabilities	944.0	883.8
Total liabilities	42,361.6	39,982.7

Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 257,404,755 and 263,747,395	2.6	2.6
Additional paid-in capital	8,765.1	8,805.1
Retained earnings	17,306.6	16,560.6
Accumulated other comprehensive loss	(126.0)	(267.9)
Total shareholders’ equity	25,948.3	25,100.4
Total liabilities and shareholders’ equity	$68,309.9	$65,083.1

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Premiums	$20,797.0	$19,786.1	$62,561.4	$58,723.0
Administrative fees	1,289.2	1,330.0	4,031.3	3,956.8
Other revenue	10.5	9.1	21.5	29.3
Total operating revenue	22,096.7	21,125.2	66,614.2	62,709.1
Net investment income	220.2	200.9	627.6	566.9
Net realized gains (losses) on financial instruments	114.7	88.8	138.2	(23.8)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(5.6)	(15.1)	(22.5)	(134.1)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	4.1	1.6	30.5
Other-than-temporary impairment losses recognized in income	(5.6)	(11.0)	(20.9)	(103.6)
Total revenues	22,426.0	21,403.9	67,359.1	63,148.6
Expenses
Benefit expense	18,103.6	16,922.5	53,563.6	49,266.5
Selling, general and administrative expense:
Selling expense	347.9	338.5	1,042.0	1,039.9
General and administrative expense	2,663.2	2,786.1	8,214.2	8,254.0
Total selling, general and administrative expense	3,011.1	3,124.6	9,256.2	9,293.9
Interest expense	150.5	172.9	575.4	545.7
Amortization of other intangible assets	41.9	47.4	124.3	145.7
Total expenses	21,307.1	20,267.4	63,519.5	59,251.8
Income before income tax expense	1,118.9	1,136.5	3,839.6	3,896.8
Income tax expense	372.0	518.7	1,227.5	1,795.4
Net income	$746.9	$617.8	$2,612.1	$2,101.4
Net income per share
Basic	$2.87	$2.35	$9.92	$8.00
Diluted	$2.80	$2.30	$9.70	$7.84
Dividends per share	$0.70	$0.65	$2.00	$1.95

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2017	2016	2017	2016
Net income	$746.9	$617.8	$2,612.1	$2,101.4
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	8.6	5.3	189.7	387.4
Change in non-credit component of other-than-temporary impairment losses on investments	—	9.3	4.5	2.2
Change in net unrealized losses on cash flow hedges	(4.9)	(17.2)	(67.7)	(472.7)
Change in net periodic pension and postretirement costs	4.7	3.2	12.8	10.8
Foreign currency translation adjustments	0.5	0.4	2.6	1.0
Other comprehensive income (loss)	8.9	1.0	141.9	(71.3)
Total comprehensive income	$755.8	$618.8	$2,754.0	$2,030.1

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2017	2016
Operating activities
Net income	$2,612.1	$2,101.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on financial instruments	(138.2)	23.8
Other-than-temporary impairment losses recognized in income	20.9	103.6
Loss on disposal of assets	3.5	3.5
Deferred income taxes	(237.5)	81.6
Amortization, net of accretion	581.2	601.7
Depreciation expense	81.7	77.7
Share-based compensation	130.7	124.3
Excess tax benefits from share-based compensation	—	(48.7)
Changes in operating assets and liabilities:
Receivables, net	611.6	(176.2)
Other invested assets	(26.2)	(17.7)
Other assets	(517.0)	(925.2)
Policy liabilities	274.6	(249.5)
Unearned income	969.8	467.9
Accounts payable and accrued expenses	563.7	86.9
Other liabilities	251.0	381.6
Income taxes	356.2	410.6
Other, net	(52.1)	(53.9)
Net cash provided by operating activities	5,486.0	2,993.4
Investing activities
Purchases of fixed maturity securities	(10,270.5)	(7,624.0)
Proceeds from fixed maturity securities:
Sales	7,668.3	6,001.0
Maturities, calls and redemptions	1,387.6	979.3
Purchases of equity securities	(481.3)	(1,178.3)
Proceeds from sales of equity securities	620.8	1,210.4
Purchases of other invested assets	(252.8)	(348.3)
Proceeds from sales of other invested assets	163.7	273.1
Change in collateral and settlements of non-hedging derivatives	64.9	(21.0)
Changes in securities lending collateral	172.5	(58.4)
Purchases of subsidiaries, net of cash acquired	(33.9)	—
Purchases of property and equipment	(516.2)	(415.6)
Proceeds from sales of property and equipment	3.3	—
Other, net	11.9	(3.0)
Net cash used in investing activities	(1,461.7)	(1,184.8)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	686.5	(177.5)
Repayments of long-term borrowings	(929.9)	—
Proceeds from short-term borrowings	3,850.0	1,860.0
Repayments of short-term borrowings	(3,110.0)	(1,960.0)
Changes in securities lending payable	(172.5)	58.4
Changes in bank overdrafts	(126.5)	311.5
Proceeds from sale of put options	0.9	—
Repurchase and retirement of common stock	(1,635.4)	—
Change in collateral and settlements of debt-related derivatives	(175.6)	(1,034.0)
Cash dividends	(525.4)	(512.7)
Proceeds from issuance of common stock under employee stock plans	177.6	91.2
Taxes paid through withholding of common stock under employee stock plans	(46.0)	(63.6)
Excess tax benefits from share-based compensation	—	48.7
Net cash used in financing activities	(2,006.3)	(1,378.0)
Effect of foreign exchange rates on cash and cash equivalents	3.9	1.9
Change in cash and cash equivalents	2,021.9	432.5
Cash and cash equivalents at beginning of period	4,075.3	2,113.5
Cash and cash equivalents at end of period	$6,097.2	$2,546.0
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2017	263.7	$2.6	$8,805.1	$16,560.6	$(267.9)	$25,100.4
Net income	—	—	—	2,612.1	—	2,612.1
Other comprehensive income	—	—	—	—	141.9	141.9
Premiums for and settlement of equity options	—	—	0.9	—	—	0.9
Repurchase and retirement of common stock	(8.7)	—	(296.1)	(1,339.3)	—	(1,635.4)
Dividends and dividend equivalents	—	—	—	(526.8)	—	(526.8)
Issuance of common stock under employee stock plans, net of related tax benefits	2.4	—	256.3	—	—	256.3
Convertible debenture repurchases and conversions	—	—	(1.1)	—	—	(1.1)
September 30, 2017	257.4	$2.6	$8,765.1	$17,306.6	$(126.0)	$25,948.3

January 1, 2016	261.2	$2.6	$8,555.6	$14,778.5	$(292.6)	$23,044.1
Net income	—	—	—	2,101.4	—	2,101.4
Other comprehensive loss	—	—	—	—	(71.3)	(71.3)
Dividends and dividend equivalents	—	—	—	(515.8)	—	(515.8)
Issuance of common stock under employee stock plans, net of related tax benefits	2.2	—	185.5	—	—	185.5
Equity Units issuance costs adjustment	—	—	0.3	—	—	0.3
September 30, 2016	263.4	$2.6	$8,741.4	$16,364.1	$(363.9)	$24,744.2

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2017
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.3 medical members through our affiliated health plans as of September 30, 2017. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program®.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and western New York. Through our AMERIGROUP Corporation subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, Washington and Washington, D.C. In addition, we conduct business through our Simply Healthcare Holdings, Inc. subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, Tennessee and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2016 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 have been recorded. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.
Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At September 30, 2017 and December 31, 2016, we held $110.8 and $157.0, respectively, of customer funds with an offsetting liability in other current liabilities.
Recently Adopted Accounting Guidance: In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The amendments in this update simplify several aspects of accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the amendments in ASU 2016-09 on January 1, 2017. We prospectively recognized tax benefits of $2.1, or $0.01 per diluted share, for the three months ended September 30, 2017 and $27.3, or $0.10 per diluted share, for the nine months ended September 30, 2017 in our consolidated statements of income, which previously would have been recorded to additional paid-in capital. In addition, we prospectively recognized excess tax benefits as an operating activity within our consolidated statement of cash flows for the nine months ended September 30, 2017. Finally, we retrospectively recognized taxes paid on our employees' behalf through the withholding of common stock as a financing activity within our consolidated statements of cash flow for the nine months ended September 30, 2017 and 2016.
Recent Accounting Guidance Not Yet Adopted: In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The amendment also makes certain targeted improvements to simplify the application of the hedge accounting guidance and provides several transition elections. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2017-12 will have upon our consolidated financial position, results of operations and cash flows.
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
In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This amendment changes the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under current guidance, the premium is generally amortized over the contractual life of the instrument. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2017-08 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This amendment removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
Pending Acquisition of America’s 1st Choice
On October 24, 2017, we announced that we entered into an agreement to acquire Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage plans, America’s 1st Choice currently serves approximately one hundred and thirty thousand members in twenty-five Florida and three South Carolina counties. The acquisition of America's 1st Choice aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations. The America's 1st Choice acquisition is expected to close in the first quarter of 2018 and is subject to approvals from state and federal regulatory authorities, standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act.
Pending Acquisition of HealthSun Health Plans, Inc.
On September 20, 2017, we announced that we entered into an agreement to acquire HealthSun Health Plans, Inc., or HealthSun, which serves approximately forty thousand members through its Medicare Advantage plans in the state of Florida. The HealthSun acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations. The HealthSun acquisition is expected to close by the end of 2017 and is subject to approvals from state and federal regulatory authorities, standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act.
Termination of Agreement and Plan of Merger with Cigna Corporation
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna. On May 12, 2017, we delivered to Cigna a notice terminating the Merger Agreement. For additional information, see the “Litigation” section of Note 11, “Commitments and Contingencies.”

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $5.6 and $11.0 for the three months ended September 30, 2017 and 2016, respectively. Other-than-temporary impairment losses recognized in income totaled $20.9 and $103.6 for the nine months ended September 30, 2017 and 2016, respectively. There were no individually significant other-than-temporary impairment losses on investments during the three and nine months ended September 30, 2017 and 2016. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at September 30, 2017 and December 31, 2016 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2017
Fixed maturity securities:
United States Government securities	$578.4	$1.2	$(2.7)	$(0.4)	$576.5	$—
Government sponsored securities	71.3	0.3	(0.2)	(0.1)	71.3	—
States, municipalities and political subdivisions, tax-exempt	5,675.4	207.5	(2.4)	(8.0)	5,872.5	—
Corporate securities	8,967.2	234.3	(18.4)	(15.2)	9,167.9	(0.2)
Residential mortgage-backed securities	2,488.0	42.7	(7.0)	(5.5)	2,518.2	—
Commercial mortgage-backed securities	79.1	0.9	—	(2.1)	77.9	—
Other securities	934.3	14.1	(0.7)	(1.4)	946.3	—
Total fixed maturity securities	18,793.7	501.0	(31.4)	(32.7)	19,230.6	$(0.2)
Equity securities	1,061.0	439.9	(16.0)	—	1,484.9
Total investments, available-for-sale	$19,854.7	$940.9	$(47.4)	$(32.7)	$20,715.5
December 31, 2016
Fixed maturity securities:
United States Government securities	$561.7	$2.5	$(5.7)	$—	$558.5	$—
Government sponsored securities	40.1	0.3	(0.3)	(0.1)	40.0	—
States, municipalities and political subdivisions, tax-exempt	6,024.6	139.1	(55.2)	(3.2)	6,105.3	(3.8)
Corporate securities	8,011.7	159.5	(49.5)	(27.1)	8,094.6	(3.4)
Residential mortgage-backed securities	1,916.9	32.3	(15.3)	(4.6)	1,929.3	—
Commercial mortgage-backed securities	216.8	1.2	(0.3)	(3.4)	214.3	—
Other securities	744.6	6.4	(1.5)	(4.0)	745.5	—
Total fixed maturity securities	17,516.4	341.3	(127.8)	(42.4)	17,687.5	$(7.2)
Equity securities	1,103.3	407.3	(10.7)	—	1,499.9
Total investments, available-for-sale	$18,619.7	$748.6	$(138.5)	$(42.4)	$19,187.4

For available-for-sale securities in an unrealized loss position at September 30, 2017 and December 31, 2016, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2017
Fixed maturity securities:
United States Government securities	43	$462.3	$(2.7)	4	$21.0	$(0.4)
Government sponsored securities	17	21.7	(0.2)	6	4.6	(0.1)
States, municipalities and political subdivisions, tax-exempt	257	417.2	(2.4)	194	362.9	(8.0)
Corporate securities	751	1,454.1	(18.4)	259	467.0	(15.2)
Residential mortgage-backed securities	369	969.9	(7.0)	153	213.5	(5.5)
Commercial mortgage-backed securities	7	9.5	—	11	25.6	(2.1)
Other securities	66	199.7	(0.7)	21	33.3	(1.4)
Total fixed maturity securities	1,510	3,534.4	(31.4)	648	1,127.9	(32.7)
Equity securities	458	128.5	(16.0)	—	—	—
Total investments, available-for-sale	1,968	$3,662.9	$(47.4)	648	$1,127.9	$(32.7)
December 31, 2016
Fixed maturity securities:
United States Government securities	51	$359.9	$(5.7)	—	$—	$—
Government sponsored securities	18	26.4	(0.3)	1	1.0	(0.1)
States, municipalities and political subdivisions, tax-exempt	1,022	1,849.0	(55.2)	28	60.7	(3.2)
Corporate securities	1,272	2,640.6	(49.5)	203	422.8	(27.1)
Residential mortgage-backed securities	430	905.8	(15.3)	114	136.9	(4.6)
Commercial mortgage-backed securities	19	61.2	(0.3)	24	60.8	(3.4)
Other securities	66	144.3	(1.5)	55	133.8	(4.0)
Total fixed maturity securities	2,878	5,987.2	(127.8)	425	816.0	(42.4)
Equity securities	452	233.1	(10.7)	—	—	—
Total investments, available-for-sale	3,330	$6,220.3	$(138.5)	425	$816.0	$(42.4)
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$409.6	$410.7
Due after one year through five years	4,950.9	5,043.5
Due after five years through ten years	5,326.3	5,476.7
Due after ten years	5,539.8	5,703.6
Mortgage-backed securities	2,567.1	2,596.1
Total available-for-sale fixed maturity securities	$18,793.7	$19,230.6

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Proceeds	$3,384.6	$2,921.2	$9,840.4	$8,463.8
Gross realized gains	144.4	113.4	255.1	343.2
Gross realized losses	(17.2)	(13.0)	(67.5)	(136.7)
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
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $906.4 and $1,078.9 at September 30, 2017 and December 31, 2016, respectively. The value of the collateral represented 103% of the market value of the securities on loan at September 30, 2017 and December 31, 2016. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive loss within shareholders’ equity.
The remaining contractual maturity of our securities lending agreements at September 30, 2017 is as follows:

	Overnight and Continuous	Less than 30 days	Total
Securities lending transactions
United States Government securities	$26.1	$8.7	$34.8
Corporate securities	720.7	—	720.7
Equity securities	150.9	—	150.9
Total	$897.7	$8.7	$906.4
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
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. From time to time, we may have cash on deposit to meet certain regulatory requirements, which are included in cash and cash equivalents on our consolidated balance sheets. At September 30, 2017 and December 31, 2016, we had cash on deposit of $201.4 and $405.3, respectively.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at September 30, 2017 and December 31, 2016 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
September 30, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235.0	Other assets/other liabilities	$0.8	$(3.6)
Interest rate swaps - forward starting pay fixed	4,375.0	Other assets/other liabilities	4.0	(75.7)
Subtotal hedging	5,610.0	Subtotal hedging	4.8	(79.3)
Non-hedging instruments
Interest rate swaps	342.5	Equity securities	0.9	(0.3)
Options	200.0	Other assets/other liabilities	—	—
Futures	110.6	Equity securities	1.5	(0.3)
Subtotal non-hedging	653.1	Subtotal non-hedging	2.4	(0.6)
Total derivatives	$6,263.1	Total derivatives	7.2	(79.9)
		Amounts netted	(7.2)	79.9
		Net derivatives	$—	$—

December 31, 2016
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$4.0	$(0.7)
Interest rate swaps - forward starting pay fixed	4,775.0	Other assets/other liabilities	528.8	(6.0)
Subtotal hedging	6,160.0	Subtotal hedging	532.8	(6.7)
Non-hedging instruments
Interest rate swaps	209.4	Equity securities	4.7	(0.2)
Options	10,280.2	Other assets/other liabilities	220.7	(233.9)
Futures	185.3	Equity securities	0.5	(1.1)
Subtotal non-hedging	10,674.9	Subtotal non-hedging	225.9	(235.2)
Total derivatives	$16,834.9	Total derivatives	758.7	(241.9)
		Amounts netted	(92.8)	92.8
		Net derivatives	$665.9	$(149.1)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at September 30, 2017 and December 31, 2016 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		September 30, 2017	December 31, 2016
Interest rate swap	2017	$50.0	$—	4.350%	August 15, 2020
Interest rate swap	2015	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	—	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,235.0	$1,385.0
A summary of the effect of fair value hedges on our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Three months ended September 30, 2017
Interest rate swaps	Interest expense	$—	Fixed rate debt	Interest expense	$—
Three months ended September 30, 2016
Interest rate swaps	Interest expense	$2.0	Fixed rate debt	Interest expense	$(2.0)
Nine months ended September 30, 2017
Interest rate swaps	Interest expense	$(0.2)	Fixed rate debt	Interest expense	$0.2
Nine months ended September 30, 2016
Interest rate swaps	Interest expense	$6.6	Fixed rate debt	Interest expense	$(6.6)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. During the nine months ended September 30, 2017, swaps in the notional amount of $5,875.0 were terminated. We received an aggregate of $473.9 from the swap counterparties upon termination. Following the termination of these swaps, we entered into a new series of forward starting pay fixed interest rate swaps to replace the terminated swaps. We had $4,375.0 and $4,775.0 in notional amounts outstanding under forward starting pay fixed interest rate swaps at September 30, 2017 and December 31, 2016, respectively.
For the nine months ended September 30, 2017, following a final effectiveness test upon the terminated swaps, we recorded a net realized loss on financial instruments of $12.0 related to ineffectiveness and missed forecasted transactions. The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $236.1 and $168.4 at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $15.4.

A summary of the effect of cash flow hedges on our consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Three months ended September 30, 2017
Forward starting pay fixed interest rate swaps	$(8.9)	Interest expense	$(1.5)	None	$—
Three months ended September 30, 2016
Forward starting pay fixed interest rate swaps	$(27.9)	Interest expense	$(1.4)	Net realized gains (losses) on financial instruments	$(7.7)
Nine months ended September 30, 2017
Forward starting pay fixed interest rate swaps	$(108.6)	Interest expense	$(4.5)	Net realized gains (losses) on financial instruments	$(12.0)
Nine months ended September 30, 2016
Forward starting pay fixed interest rate swaps	$(731.6)	Interest expense	$(4.3)	Net realized gains (losses) on financial instruments	$(7.7)
We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness, and no ineffectiveness was recognized, except for the amounts described above related to the expired interest rate swaps.

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Loss Recognized	Derivative Gain (Loss) Recognized
Three months ended September 30, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$—
Options	Net realized gains (losses) on financial instruments	(12.4)
Futures	Net realized gains (losses) on financial instruments	(0.1)
Total		$(12.5)
Three months ended September 30, 2016
Interest rate swaps	Net realized gains (losses) on financial instruments	$2.8
Options	Net realized gains (losses) on financial instruments	(7.7)
Futures	Net realized gains (losses) on financial instruments	1.0
Total		$(3.9)
Nine months ended September 30, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$(1.4)
Options	Net realized gains (losses) on financial instruments	(33.5)
Futures	Net realized gains (losses) on financial instruments	(2.5)
Total		$(37.4)
Nine months ended September 30, 2016
Interest rate swaps	Net realized gains (losses) on financial instruments	$(23.5)
Options	Net realized gains (losses) on financial instruments	(197.8)
Futures	Net realized gains (losses) on financial instruments	(1.3)
Total		$(222.6)

6.	Fair Value
Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FASB guidance for fair value measurements and disclosures, are as follows:

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
The following methods, assumptions and inputs were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in our consolidated balance sheets:
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
Other invested assets, current: Other invested assets, current include securities held in rabbi trusts that are classified as trading. These securities are designated Level I securities, as fair values are based on quoted market prices.
Securities lending collateral: Fair values of securities lending collateral are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value, to facilitate fair value measurements and disclosures.
Derivatives: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the derivative transaction. We independently verify prices provided by the counterparties using valuation models that incorporate observable market inputs for similar derivative transactions. Derivatives are designated as Level II securities. Derivatives presented within the fair value hierarchy table below are presented on a gross basis and not on a master netting basis by counterparty.

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 is as follows:

	Level I	Level II	Level III	Total
September 30, 2017
Assets:
Cash equivalents	$4,126.4	$—	$—	$4,126.4
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	576.5	—	—	576.5
Government sponsored securities	—	71.3	—	71.3
States, municipalities and political subdivisions, tax-exempt	—	5,872.5	—	5,872.5
Corporate securities	483.6	8,454.0	230.3	9,167.9
Residential mortgage-backed securities	—	2,513.3	4.9	2,518.2
Commercial mortgage-backed securities	—	77.9	—	77.9
Other securities	59.0	875.5	11.8	946.3
Total fixed maturity securities	1,119.1	17,864.5	247.0	19,230.6
Equity securities	1,094.6	110.3	280.0	1,484.9
Other invested assets, current	16.9	—	—	16.9
Securities lending collateral	575.7	331.5	—	907.2
Derivatives	—	7.2	—	7.2
Total assets	$6,932.7	$18,313.5	$527.0	$25,773.2
Liabilities:
Derivatives	$—	$(79.9)	$—	$(79.9)
Total liabilities	$—	$(79.9)	$—	$(79.9)

December 31, 2016
Assets:
Cash equivalents	$1,546.0	$—	$—	$1,546.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	558.5	—	—	558.5
Government sponsored securities	—	40.0	—	40.0
States, municipalities and political subdivisions, tax-exempt	—	6,105.3	—	6,105.3
Corporate securities	79.9	7,775.9	238.8	8,094.6
Residential mortgage-backed securities	—	1,917.3	12.0	1,929.3
Commercial mortgage-backed securities	—	214.3	—	214.3
Other securities	53.4	649.3	42.8	745.5
Total fixed maturity securities	691.8	16,702.1	293.6	17,687.5
Equity securities	1,200.2	111.9	187.8	1,499.9
Other invested assets, current	15.8	—	—	15.8
Securities lending collateral	726.0	353.8	—	1,079.8
Derivatives	—	758.7	—	758.7
Total assets	$4,179.8	$17,926.5	$481.4	$22,587.7
Liabilities:
Derivatives	$—	$(241.9)	$—	$(241.9)
Total liabilities	$—	$(241.9)	$—	$(241.9)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2017 and 2016 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three months ended September 30, 2017
Beginning balance at July 1, 2017	$238.2	$2.9	$34.8	$244.5	$520.4
Total (losses) gains:
Recognized in net income	(0.4)	—	(0.1)	—	(0.5)
Recognized in accumulated other comprehensive loss	(1.4)	—	0.1	6.1	4.8
Purchases	11.5	2.1	4.8	29.5	47.9
Sales	(2.8)	—	(0.4)	(0.1)	(3.3)
Settlements	(14.3)	(0.1)	(4.2)	—	(18.6)
Transfers into Level III	—	—	4.1	—	4.1
Transfers out of Level III	(0.5)	—	(27.3)	—	(27.8)
Ending balance at September 30, 2017	$230.3	$4.9	$11.8	$280.0	$527.0
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2017	$(0.6)	$—	$—	$—	$(0.6)

Three months ended September 30, 2016
Beginning balance at July 1, 2016	$208.1	$1.6	$32.3	$165.7	$407.7
Total (losses) gains:
Recognized in net income	—	—	—	(0.5)	(0.5)
Recognized in accumulated other comprehensive loss	0.2	—	(0.1)	(0.7)	(0.6)
Purchases	46.7	3.6	—	19.4	69.7
Sales	(3.3)	—	—	(8.1)	(11.4)
Settlements	(6.0)	—	(0.5)	(0.1)	(6.6)
Transfers into Level III	2.2	—	11.6	—	13.8
Transfers out of Level III	—	—	—	—	—
Ending balance at September 30, 2016	$247.9	$5.2	$43.3	$175.7	$472.1
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2016	$(0.1)	$—	$—	$—	$(0.1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2017 and 2016 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Securities	Equity Securities	Total
Nine Months Ended September 30, 2017
Beginning balance at January 1, 2017	$238.8	$12.0	$—	$42.8	$187.8	$481.4
Total (losses) gains:
Recognized in net income	(0.8)	—	—	(0.1)	(0.2)	(1.1)
Recognized in accumulated other comprehensive loss	2.3	—	—	0.3	6.1	8.7
Purchases	71.7	3.6	—	35.6	86.8	197.7
Sales	(42.7)	(5.4)	—	(1.2)	(0.5)	(49.8)
Settlements	(49.9)	(0.4)	—	(5.3)	—	(55.6)
Transfers into Level III	13.4	1.2	—	5.3	—	19.9
Transfers out of Level III	(2.5)	(6.1)	—	(65.6)	—	(74.2)
Ending balance at September 30, 2017	$230.3	$4.9	$—	$11.8	$280.0	$527.0
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2017	$(3.2)	$—	$—	$—	$—	$(3.2)

Nine Months Ended September 30, 2016
Beginning balance at January 1, 2016	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Total (losses) gains:
Recognized in net income	(1.6)	—	—	—	1.7	0.1
Recognized in accumulated other comprehensive loss	(1.1)	—	—	(0.4)	(1.1)	(2.6)
Purchases	138.6	3.6	—	—	91.7	233.9
Sales	(5.1)	—	—	—	(18.6)	(23.7)
Settlements	(27.2)	—	—	(0.5)	(0.1)	(27.8)
Transfers into Level III	5.1	1.6	—	28.8	—	35.5
Transfers out of Level III	(47.0)	—	(1.9)	(10.2)	—	(59.1)
Ending balance at September 30, 2016	$247.9	$5.2	$—	$43.3	$175.7	$472.1
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2016	$(1.9)	$—	$—	$—	$—	$(1.9)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three and nine months ended September 30, 2017 or 2016.
There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2017 or 2016.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform a monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2017 or 2016.
In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in our consolidated balance sheets.
Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes, intangible assets and certain financial instruments, such as policy liabilities, are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.
The carrying amounts reported in our consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, income taxes receivable/payable, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.
The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value in our consolidated balance sheets:
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
Long-term debt – senior unsecured notes, remarketable subordinated notes and surplus notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current observable market rates estimated to be available to us for debt of similar terms and remaining maturities.
Long-term debt – senior unsecured convertible debentures: The fair value of our convertible debentures is based on the market price in the active private market in which the convertible debentures trade.

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2017 and December 31, 2016 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2017
Assets:
Other invested assets, long-term	$2,442.1	$—	$—	$2,442.1	$2,442.1
Liabilities:
Debt:
Short-term borrowings	1,180.0	—	1,180.0	—	1,180.0
Commercial paper	1,315.5	—	1,315.5	—	1,315.5
Notes	13,399.0	—	14,596.6	—	14,596.6
Convertible debentures	336.2	—	1,330.2	—	1,330.2

December 31, 2016
Assets:
Other invested assets, long-term	$2,240.5	$—	$—	$2,240.5	$2,240.5
Liabilities:
Debt:
Short-term borrowings	440.0	—	440.0	—	440.0
Commercial paper	629.0	—	629.0	—	629.0
Notes	14,323.8	—	14,858.4	—	14,858.4
Convertible debentures	334.1	—	1,020.2	—	1,020.2

7.	Income Taxes
During the three months ended September 30, 2017 and 2016, we recognized income tax expense of $372.0 and $518.7, respectively, which represent effective tax rates of 33.2% and 45.6%, respectively. The decrease in income tax expense and the effective tax rate was primarily due to the suspension of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2017. For the three months ended September 30, 2016, we recognized additional income tax expense of $100.5 related to the HIP Fee.
During the nine months ended September 30, 2017 and 2016, we recognized income tax expense of $1,227.5 and $1,795.4, respectively, which represent effective tax rates of 32.0% and 46.1%, respectively. The decrease in income tax expense was primarily due to the suspension of the non-tax deductible HIP Fee for 2017 and the favorable impact of our recognition of tax benefits during the second quarter of 2017 for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. For the nine months ended September 30, 2016, we recognized additional income tax expense of $308.8 related to the HIP Fee. The decrease in income tax expense was further due to the recognition of excess tax benefits during the nine months ended September 30, 2017 from the adoption of ASU 2016-09, as discussed in Note 2, "Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance." Additionally, during the nine months ended September 30, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017. The decrease in the effective tax rate was primarily due to the suspension of the HIP Fee, the deduction of the prior acquisition costs incurred related to the terminated Merger Agreement with Cigna, the excess tax benefits from the adoption of ASU 2016-09 and the additional California deferred state tax expense, discussed above.

8.	Retirement Benefits
The components of net periodic benefit credit included in our consolidated statements of income for the three months ended September 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2017	2016	2017	2016
Service cost	$2.6	$2.9	$0.3	$0.3
Interest cost	16.6	17.3	5.2	5.6
Expected return on assets	(36.9)	(36.7)	(5.7)	(5.6)
Recognized actuarial loss	5.4	4.5	2.9	3.1
Settlement loss	2.9	1.1	—	—
Amortization of prior service credit	(0.1)	(0.2)	(3.4)	(3.4)
Net periodic benefit credit	$(9.5)	$(11.1)	$(0.7)	$—
The components of net periodic (benefit credit) benefit cost included in our consolidated statements of income for the nine months ended September 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Service cost	$7.6	$8.6	$1.0	$1.1
Interest cost	49.9	51.9	15.6	16.8
Expected return on assets	(110.7)	(110.1)	(17.0)	(16.8)
Recognized actuarial loss	16.3	13.2	8.6	9.3
Settlement loss	6.7	6.7	—	—
Amortization of prior service credit	(0.3)	(0.4)	(10.2)	(10.3)
Net periodic (benefit credit) benefit cost	$(30.5)	$(30.1)	$(2.0)	$0.1
For the year ending December 31, 2017, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $0.2 were made to our retirement benefit plans during the three and nine months ended September 30, 2017. Contributions of $0.3 were made to our retirement benefit plans during the three and nine months ended September 30, 2016.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, "Segment Information"), for the nine months ended September 30, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,267.0	$4,625.6	$7,892.6
Ceded medical claims payable, beginning of period	(521.3)	(17.8)	(539.1)
Net medical claims payable, beginning of period	2,745.7	4,607.8	7,353.5
Net incurred medical claims:
Current period	21,871.1	31,634.5	53,505.6
Prior periods redundancies	(415.6)	(650.7)	(1,066.3)
Total net incurred medical claims	21,455.5	30,983.8	52,439.3
Net payments attributable to:
Current period medical claims	18,723.9	27,274.3	45,998.2
Prior periods medical claims	2,132.0	3,800.1	5,932.1
Total net payments	20,855.9	31,074.4	51,930.3
Net medical claims payable, end of period	3,345.3	4,517.2	7,862.5
Ceded medical claims payable, end of period	79.5	21.9	101.4
Gross medical claims payable, end of period	$3,424.8	$4,539.1	$7,963.9
At September 30, 2017, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $56.4, $141.6 and $3,147.3 for the claim years 2015 and prior, 2016 and 2017, respectively.
At September 30, 2017, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $20.2, $136.9 and $4,360.1 for the claim years 2015 and prior, 2016 and 2017, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, "Segment Information"), for the nine months ended September 30, 2016 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,396.1	$4,173.7	$7,569.8
Ceded medical claims payable, beginning of period	(635.7)	(9.9)	(645.6)
Net medical claims payable, beginning of period	2,760.4	4,163.8	6,924.2
Net incurred medical claims:
Current period	20,392.7	28,698.7	49,091.4
Prior periods redundancies	(427.7)	(345.1)	(772.8)
Total net incurred medical claims	19,965.0	28,353.6	48,318.6
Net payments attributable to:
Current period medical claims	17,864.0	24,467.9	42,331.9
Prior periods medical claims	2,132.4	3,703.1	5,835.5
Total net payments	19,996.4	28,171.0	48,167.4
Net medical claims payable, end of period	2,729.0	4,346.4	7,075.4
Ceded medical claims payable, end of period	375.8	21.7	397.5
Gross medical claims payable, end of period	$3,104.8	$4,368.1	$7,472.9
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net incurred medical claims:
Commercial & Specialty Business	$7,441.0	$6,990.7	$21,455.5	$19,965.0
Government Business	10,262.8	9,602.0	30,983.8	28,353.6
Total net incurred medical claims	17,703.8	16,592.7	52,439.3	48,318.6
Quality improvement and other claims expense	399.8	329.8	1,124.3	947.9
Benefit expense	$18,103.6	$16,922.5	$53,563.6	$49,266.5

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2017 and December 31, 2016, we had $12,135.7 and $13,061.3, respectively, outstanding under these notes.
Upon maturity on June 15, 2017 and February 15, 2017, we repaid the $528.8 outstanding balance of our 5.875% senior unsecured notes and the $400.0 outstanding balance of our 2.375% senior unsecured notes, respectively.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.5898 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.5898 per share but greater than $143.7160 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.7160, the settlement rate will be 0.3480 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced on August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the re-marketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At September 30, 2017, the present value of the stock purchase contract liability was $31.2 and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part of the contract adjustment payments but not beyond the purchase contract settlement date, and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date. At September 30, 2017 and December 31, 2016, the carrying amount of the RSNs was $1,238.4 and $1,237.6, respectively.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at September 30, 2017 and December 31, 2016.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2017 or at December 31, 2016.
In August 2017, we entered into two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $450.0. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. We had $450.0 outstanding under the lines of credit at September 30, 2017.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2017 and December 31, 2016, we had $1,315.5 and $629.0, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at September 30, 2017 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$512.6
Unamortized debt discount	$170.9
Net debt carrying amount	$336.2
Equity component carrying amount	$185.8
Conversion rate (shares of common stock per $1,000 of principal amount)	13.7223
Effective conversion price (per $1,000 of principal amount)	$72.8735
We have $730.0 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at September 30, 2017 with fixed interest rates of 1.183%.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the consideration under the now terminated Merger Agreement with Cigna. We paid $106.6 in fees in connection with the bridge facility, which were capitalized in other current assets and amortized as interest expense. In January 2017, we reduced the size of the bridge facility from $22,500.0 to $19,500.0 and extended the termination date under the Merger Agreement, as well as the availability of commitments under the bridge facility and term loan facility, to April 30, 2017. In connection with the extension of the bridge facility, we paid $97.5 in fees, which were amortized through April 30, 2017. We recorded $107.9 of interest expense related to the amortization of the bridge loan facility and other related fees in 2017. We recorded $19.0 and $82.1 of interest expense related to the amortization of the bridge loan facility and other related fees during the three and nine months ended September 30, 2016, respectively. The commitment of the lenders to provide the bridge facility and term loan facility expired on April 30, 2017.
All debt is a direct obligation of Anthem, Inc., except for the surplus note, the FHLB borrowings, and the lines of credit.

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
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions, rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013. In June 2014, the Court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at that stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. Since January 2016, subscribers have filed additional actions asserting damage claims in Indiana, Kansas, Kansas City, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Vermont, and Virginia, all of which have been consolidated into the multi-district lawsuit. In November 2016 and April 2017, subscriber plaintiffs and provider plaintiffs filed new consolidated amended complaints adding new named plaintiffs and new factual allegations. We filed answers to the amended complaints in May 2017. In February 2017, the Court granted in part defendants' motion for summary judgment based on the filed rate doctrine finding that the damages claims of certain named Alabama subscribers are barred under federal law. Subscribers filed a motion to reconsider the Court's order, which was denied without prejudice to plaintiffs’ right to raise the issue at a later date. In April 2017, the Court of Appeals for the Eleventh Circuit affirmed a lower court ruling in a related declaratory judgment action, Musselman v. Blue Cross and Blue Shield of Alabama, et al., that the antitrust conspiracy claims being asserted by a subset of putative provider class members were released a decade ago by class action settlements in the In re Managed Care Litigation. In June 2017, the Court denied defendants’ motion to dismiss certain of the claims in provider plaintiffs’ latest consolidated complaint. Briefing on the relevant standard of review for the claims asserted under the Sherman Antitrust Act commenced in July 2017. Cross motions for partial summary judgment on the relevant standard of review were heard by the Court in October 2017, and they remain pending. In August 2017, provider plaintiffs moved for partial summary judgment against Anthem on the basis of collateral estoppel on several issues discussed in United States v. Anthem, Inc., 236 F. Supp. 3d 171 (D.D.C. 2017). That motion was heard in October 2017, and is pending. No dates have been set for either the pretrial conference or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
In July 2013, our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, was named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal, which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court, which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. The lawsuits were assigned to a new judge, and an initial status conference occurred in June 2017. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed or is in the process of filing protective tax refund claims with the city of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid, should BCC eventually be determined to be subject to GPT for the same tax periods. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
Anthem, Inc. and Express Scripts were named as defendants in a purported class action lawsuit filed in June 2016 in the Southern District of New York by three members of ERISA plans alleging ERISA violations captioned Karen Burnett, Brendan Farrell, and Robert Shullich, individually and on behalf of all others similarly situated v. Express Scripts, Inc. and Anthem, Inc. The lawsuit was then consolidated with a similar lawsuit that was previously filed against Express Scripts. A first amended consolidated complaint was filed in the consolidated lawsuit, which is captioned In Re Express Scripts/Anthem ERISA Litigation. The first amended consolidated complaint was filed by six individual plaintiffs against Anthem and

Express Scripts on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA health care plan from December 1, 2009 to the present in which Anthem provided prescription drug benefits through a PBM Agreement with Express Scripts and who paid a percentage based co-insurance payment in the course of using that prescription drug benefit. As to the ERISA members, the plaintiffs allege that Anthem breached its duties under ERISA (i) by failing to adequately monitor Express Scripts’ pricing under the PBM Agreement and (ii) by placing its own pecuniary interest above the best interests of Anthem insureds by allegedly agreeing to higher pricing in the PBM Agreement in exchange for the $4,675.0 purchase price for our NextRx PBM business. As to the non-ERISA members, the plaintiffs assert that Anthem breached the implied covenant of good faith and fair dealing implied in the health plans under which the non-ERISA members are covered by (i) negotiating and entering into the PBM Agreement with Express Scripts that was detrimental to the interests of such non-ERISA members, (ii) failing to adequately monitor the activities of Express Scripts, including failing to timely monitor and correct the prices charged by Express Scripts for prescription medications, and (iii) acting in Anthem’s self-interests instead of the interests of the non-ERISA members when it accepted the $4,675.0 purchase price for NextRx. Plaintiffs seek to hold Anthem and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest. In November 2016, we filed a motion to dismiss all of the claims brought against Anthem. In response, in March 2017, the plaintiffs filed a second amended consolidated complaint adding two self-insured accounts as plaintiffs and asserting an additional purported class of self-insured accounts. In April 2017, we filed a motion to dismiss the claims brought against Anthem. Our motion remains pending. In January 2017, Express Scripts filed a motion to transfer the case to a federal court in Missouri, which the court denied. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In July 2015, we and Cigna announced that we entered into a Merger Agreement, pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. In February 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Merger Agreement, and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. Also in February 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. In April 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the merger. In May 2017, after the Delaware Court denied our motion to enjoin Cigna from terminating the Merger Agreement, we delivered to Cigna a notice terminating the Merger Agreement. The litigation in Delaware is ongoing. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna's allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at September 30, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. In December 2016, the National Association of Insurance Commissioners, or NAIC, concluded its multistate targeted market conduct and financial exam. In connection with the resolution of the matter, the NAIC requested we provide, and we agreed to provide, a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation, or the Panel, in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California, or the U.S. District Court. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that were before the U.S. District Court. In February 2016, the court issued an order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. In May 2016, the court issued an order granting in part and denying in part our motion, dismissing one count with prejudice, dismissing certain counts asserted by specific named plaintiffs with or without prejudice depending on their individualized facts, and allowing the remaining counts to proceed. In July 2016, plaintiffs filed a third amended complaint, which we answered in August 2016. Fact discovery was completed in December 2016. Plaintiffs filed their motion for class certification and trial plan in March 2017. We filed our opposition to class certification, motions to strike the testimony of three of the plaintiffs' experts and trial plan in April 2017. Prior to those motions being heard, the parties agreed to settle plaintiffs' claims on a class-wide basis for a total settlement payment of $115.0 and certain non-monetary relief. In June 2017, plaintiffs filed a motion for preliminary approval of the settlement and a motion to continue all case deadlines. In July 2017, the court granted the motion to continue all case deadlines. The court issued an order of preliminary approval in August 2017. The court will consider the plaintiffs' motion for final approval in February 2018. Three state court cases related to the cyber attack are presently proceeding outside of this multidistrict litigation. Two of those cases have been stayed. There remain open regulatory investigations into the incident that are not directly impacted by the multidistrict litigation settlement.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. In March 2017, long term care insurance writers Penn Treaty Network America Insurance Company and its subsidiary, American Network Insurance Company (collectively, Penn Treaty), were ordered to be liquidated by the Pennsylvania state court, which had jurisdiction over the Penn Treaty rehabilitation proceeding. We and other insurers will be obligated to pay a portion of their policyholder claims through state guaranty association assessments in future periods. We estimated our portion of these net assessments for the Penn Treaty insolvency to approximate $253.8 and recorded the estimate as a general and administrative expense during the three months ended March 31, 2017. Payment of the assessments will be largely recovered through premium billing surcharges and premium tax credits over future years.
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding our CareMore subsidiary and certain self-insured members, who have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches and seeking various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at September 30, 2017.

Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of September 30, 2017, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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
A summary of the cash dividend activity for the nine months ended September 30, 2017 and 2016 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172.2
April 27, 2017	June 9, 2017	June 23, 2017	$0.65	$171.8
July 25, 2017	September 8, 2017	September 25, 2017	$0.70	$181.4

Nine Months Ended September 30, 2016
February 18, 2016	March 10, 2016	March 25, 2016	$0.65	$170.7
April 26, 2016	June 10, 2016	June 24, 2016	$0.65	$170.9
July 26, 2016	September 9, 2016	September 26, 2016	$0.65	$171.1
On October 24, 2017, our Audit Committee of the Board of Directors declared a fourth quarter 2017 dividend to shareholders of $0.70 per share, payable on December 21, 2017 to shareholders of record at the close of business on December 5, 2017.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On October 2, 2014, the Board of Directors authorized a $5,000.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

A summary of common stock repurchases from October 1, 2017 through October 12, 2017 (subsequent to September 30, 2017) and for the nine months ended September 30, 2017 is as follows:

	October 1, 2017 Through October 12, 2017	Nine Months Ended September 30, 2017
Shares repurchased	0.7	8.7
Average price per share	$191.35	$186.80
Aggregate cost	$130.5	$1,635.4
Authorization remaining at the end of the period	$2,410.0	$2,540.5
There were no common stock repurchases during the nine months ended September 30, 2016.
Equity Units
We have 25.0 Equity Units with an aggregate principal amount of $1,250.0. For additional information relating to the Equity Units, see Note 10, “Debt.”
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5.6	$102.80
Granted	1.1	167.38
Exercised	(1.8)	87.22
Forfeited or expired	(0.2)	136.02
Outstanding at September 30, 2017	4.7	122.55	6.27	$318.3
Exercisable at September 30, 2017	3.0	106.20	4.89	$253.8
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2017 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2017	2.1	$127.68
Granted	0.8	173.62
Vested	(0.8)	110.12
Forfeited	(0.1)	147.04
Nonvested at September 30, 2017	2.0	151.64
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30
	2017	2016
Risk-free interest rate	2.31%	1.76%
Volatility factor	32.00%	32.00%
Quarterly dividend yield	0.397%	0.491%
Weighted-average expected life (years)	4.00	4.10
The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30
	2017	2016
Options granted during the period	$40.84	$30.57
Restricted stock awards granted during the period	173.62	131.88

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2017 and 2016 is as follows:

	September 30
	2017	2016
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$940.9	$1,068.9
Gross unrealized losses	(80.1)	(74.2)
Net pre-tax unrealized gains	860.8	994.7
Deferred tax liability	(309.9)	(364.0)
Net unrealized gains on investments	550.9	630.7
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(0.2)	(12.1)
Deferred tax asset	0.1	4.3
Net unrealized non-credit component of other-than-temporary impairments on investments	(0.1)	(7.8)
Cash flow hedges:
Gross unrealized losses	(363.2)	(852.0)
Deferred tax asset	127.1	298.2
Net unrealized losses on cash flow hedges	(236.1)	(553.8)
Defined benefit pension plans:
Deferred net actuarial loss	(632.9)	(615.8)
Deferred prior service credits	(0.8)	(0.3)
Deferred tax asset	248.4	243.0
Net unrecognized periodic benefit costs for defined benefit pension plans	(385.3)	(373.1)
Postretirement benefit plans:
Deferred net actuarial loss	(138.0)	(153.4)
Deferred prior service costs	49.5	63.2
Deferred tax asset	34.6	35.5
Net unrecognized periodic benefit costs for postretirement benefit plans	(53.9)	(54.7)
Foreign currency translation adjustments:
Gross unrealized losses	(2.4)	(7.9)
Deferred tax asset	0.9	2.7
Net unrealized losses on foreign currency translation adjustments	(1.5)	(5.2)
Accumulated other comprehensive loss	$(126.0)	$(363.9)

Other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30
	2017	2016
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of (48.5) and ($36.7), respectively	$87.6	$63.4
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $42.6 and $31.3, respectively	(79.0)	(58.1)
Total reclassification adjustment on investments	8.6	5.3
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0.2) and ($4.9), respectively	—	9.3
Cash flow hedges:
Holding loss, net of tax benefit of $2.5 and $9.2, respectively	(4.9)	(17.2)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($3.0) and ($1.7), respectively	4.7	3.2
Foreign currency translation adjustment, net of tax expense of ($0.2) and ($0.3), respectively	0.5	0.4
Net gain recognized in other comprehensive income, net of tax expense of ($6.8) and ($3.1), respectively	$8.9	$1.0
Other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30
	2017	2016
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($161.2) and ($275.8), respectively	$297.0	$454.3
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $57.8 and $36.0, respectively	(107.3)	(66.9)
Total reclassification adjustment on investments	189.7	387.4
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($2.7) and ($1.0), respectively	4.5	2.2
Cash flow hedges:
Holding loss, net of tax benefit of $36.4 and $254.5, respectively	(67.7)	(472.7)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($8.2) and ($7.0), respectively	12.8	10.8
Foreign currency translation adjustment, net of tax expense of ($1.3) and ($0.5), respectively	2.6	1.0
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of ($79.2) and $6.2, respectively	$141.9	$(71.3)

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Denominator for basic earnings per share – weighted-average shares	260.5	263.2	263.2	262.7
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	6.5	4.9	6.2	5.2
Denominator for diluted earnings per share	267.0	268.1	269.4	267.9
During the three months ended September 30, 2016, weighted-average shares related to certain stock options of 2.5 were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2017 and 2016, weighted-average shares related to certain stock options of 0.5 and 2.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Units are potentially dilutive securities but were excluded from the denominator for diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 as the dilutive stock price threshold was not met.
During the three and nine months ended September 30, 2017, we issued approximately 0.2 and 0.8 restricted stock units under our stock incentive plans, 0.4 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2017 through 2019. During the nine months ended September 30, 2016, we issued approximately 1.0 restricted stock units under our stock incentive plans, 0.5 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2016 through 2018. We did not issue any material amounts of restricted stock units under our stock incentive plans during the three months ended September 30, 2016. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial & Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K.
Financial data by reportable segment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Three months ended September 30, 2017
Operating revenue	$10,052.1	$12,037.3	$7.3	$22,096.7
Operating gain (loss)	534.6	457.5	(10.1)	982.0
Three months ended September 30, 2016
Operating revenue	$9,656.8	$11,462.4	$6.0	$21,125.2
Operating gain (loss)	637.7	478.9	(38.5)	1,078.1
Nine Months Ended September 30, 2017
Operating revenue	$30,650.5	$35,946.4	$17.3	$66,614.2
Operating gain (loss)	2,804.9	1,069.4	(79.9)	3,794.4
Nine Months Ended September 30, 2016
Operating revenue	$29,064.9	$33,627.4	$16.8	$62,709.1
Operating gain (loss)	3,006.0	1,254.4	(111.7)	4,148.7

A reconciliation of reportable segments' operating revenues to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Reportable segments' operating revenues	$22,096.7	$21,125.2	$66,614.2	$62,709.1
Net investment income	220.2	200.9	627.6	566.9
Net realized gains (losses) on financial instruments	114.7	88.8	138.2	(23.8)
Other-than-temporary impairment losses recognized in income	(5.6)	(11.0)	(20.9)	(103.6)
Total revenues	$22,426.0	$21,403.9	$67,359.1	$63,148.6
A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Reportable segments' operating gain	$982.0	$1,078.1	$3,794.4	$4,148.7
Net investment income	220.2	200.9	627.6	566.9
Net realized gains (losses) on financial instruments	114.7	88.8	138.2	(23.8)
Other-than-temporary impairment losses recognized in income	(5.6)	(11.0)	(20.9)	(103.6)
Interest expense	(150.5)	(172.9)	(575.4)	(545.7)
Amortization of other intangible assets	(41.9)	(47.4)	(124.3)	(145.7)
Income before income tax expense	$1,118.9	$1,136.5	$3,839.6	$3,896.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
References to the terms “we,” “our,” “us” or "Anthem" used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016 and the MD&A included in our 2016 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2017 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2017 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2017. Also see Part I, Item 1A, “Risk Factors” of our 2016 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Overview
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As a result, these reportable segments may change in the future. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.
On October 24, 2017, we announced that we entered into an agreement to acquire Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers health maintenance organization products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage plans, America’s 1st Choice currently serves approximately one hundred and thirty thousand members in twenty-five Florida and three South Carolina counties. The acquisition of America's 1st Choice aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations. The America's 1st Choice acquisition is expected to close in the first quarter of 2018 and is subject to approvals from state and federal regulatory authorities, standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act. The acquisition is expected to be slightly accretive to earnings in 2018.
On September 20, 2017, we announced that we entered into an agreement to acquire HealthSun Health Plans, Inc., or HealthSun, which serves approximately forty thousand members through its Medicare Advantage plans in the state of Florida. The HealthSun acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations. The HealthSun acquisition is expected to close by the end of 2017 and is subject to approvals from state and federal regulatory authorities, standard closing conditions and customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act. The acquisition is expected to be slightly accretive to earnings in 2018.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies - Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. In October 2017, we announced that we are establishing a new pharmacy benefits manager, or PBM, called IngenioRx, and have entered into a five-year agreement with CVS Health Corporation to begin offering a full suite of PBM solutions starting on January 1, 2020, which coincides with the conclusion of our current PBM agreement with Express Scripts.

On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. On February 14, 2017, Cigna purported to terminate the Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Merger Agreement, and a declaratory judgment that its purported termination of the Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Merger Agreement, specific performance compelling Cigna to comply with the Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. On April 28, 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the merger. On May 11, 2017, the Delaware Court denied our motion to enjoin Cigna from terminating the Merger Agreement. On May 12, 2017, we delivered to Cigna a notice terminating the Merger Agreement. For additional information about these lawsuits, see Note 11, “Commitments and Contingencies - Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and may continue to make broad-based changes to the U.S. health care system, which we expect will continue to significantly impact our business model and results of operations. Health Care Reform presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels have proposed significant modifications to existing laws and regulations, including the potential repeal or replacement of Health Care Reform and the reduction or elimination of federal premium subsidies made available through the ACA for certain public exchange Individual products, including the cost-sharing reduction premium subsidy.
During 2017, we notified various state regulators of our decision to dramatically reduce our participation in the Individual ACA-compliant marketplaces within their respective states. The uncertainty around federal funding of the cost-sharing reduction premium subsidy available through the ACA was an important factor as we evaluated the appropriate level of our marketplace participation. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 137 of the 143 rating regions in which we operate within the fourteen states in which we are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We will continue to offer Individual ACA-compliant products in 56 of the 143 rating regions in 2018.
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
Executive Summary
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.3 medical members through our affiliated health plans as of September 30, 2017. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in South Carolina and western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas, Washington and Washington, D.C. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, subsidiary in Florida. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, Tennessee and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating revenue and operating gain to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or earnings per share, or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segments' operating revenues to the amounts of total revenue included in our consolidated statements of income and a reconciliation of reportable segments' operating gain to income before income tax expense, see Note 15, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Operating revenue for the three months ended September 30, 2017 was $22,096.7, an increase of $971.5, or 4.6%, from the three months ended September 30, 2016. The increase in operating revenue for the three months ended September 30, 2017 compared to 2016 was primarily a result of higher premium revenue in both our Government Business and Commercial & Specialty Business segments.
Operating revenue for the nine months ended September 30, 2017 was $66,614.2, an increase of $3,905.1, or 6.2%, from the nine months ended September 30, 2016. The increase in operating revenue for the nine months ended September 30, 2017 compared to 2016 was primarily a result of higher premium revenue in both our Government Business and Commercial & Specialty Business segments and, to a lesser extent, higher administrative fees in our Commercial & Specialty Business segment.
Net income for the three months ended September 30, 2017 was $746.9, an increase of $129.1, or 20.9%, from the three months ended September 30, 2016. The increase in net income for the three months ended September 30, 2017 compared to 2016 was primarily a result of lower income tax expense, an increase in net earnings from investment activities and lower interest expense. The increase in net income was partially offset by lower operating results in both our Commercial & Specialty Business and Government Business segments.

Net income for the nine months ended September 30, 2017 was $2,612.1, an increase of $510.7, or 24.3%, from the nine months ended September 30, 2016. The increase in net income for the nine months ended September 30, 2017 compared to 2016 was primarily a result of lower income tax expense, an increase in net earnings from investment activities and lower amortization expense on intangible assets. The increase in net income was partially offset by lower operating results in both our Commercial & Specialty Business and Government Business segments and higher interest expense.
Our fully-diluted EPS was $2.80 for the three months ended September 30, 2017, which represented a 21.7% increase from EPS of $2.30 for the three months ended September 30, 2016. The increase in EPS for the three months ended September 30, 2017 compared to 2016 resulted from the increase in net income and the impact of a lower weighted-average number of shares outstanding during the three months ended September 30, 2017.
Our fully-diluted EPS was $9.70 for the nine months ended September 30, 2017, which represented a 23.7% increase from EPS of $7.84 for the nine months ended September 30, 2016. The increase in EPS for the nine months ended September 30, 2017 compared to 2016 resulted from the increase in net income, partially offset by the impact of a higher weighted-average number of shares outstanding during the nine months ended September 30, 2017.
Operating cash flow for the nine months ended September 30, 2017 and 2016 was $5,486.0 and $2,993.4, respectively. The increase in operating cash flow from 2016 of $2,492.6 was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends, growth in membership, and the timing of provider capitation payments for pass through funding under the California Medicaid contract. These increases were partially offset by an increase in claims payments due to higher medical cost experience and growth in membership. The increases were further offset by the timing of certain state Medicaid payments.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and Federal Employee Program®, or FEP®. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup, CareMore and Simply Healthcare members as well as HealthLink and UniCare members predominantly outside of our BCBSA service areas. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2017 and 2016. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands)	2017	2016	Change	% Change
Medical Membership
Customer Type
Local Group	15,857	15,363	494	3.2%
Individual	1,696	1,757	(61)	(3.5)%
National:
National Accounts	7,718	7,768	(50)	(0.6)%
BlueCard®	5,491	5,596	(105)	(1.9)%
Total National	13,209	13,364	(155)	(1.2)%
Medicare	1,498	1,437	61	4.2%
Medicaid	6,433	6,417	16	0.2%
FEP®	1,564	1,572	(8)	(0.5)%
Total Medical Membership by Customer Type	40,257	39,910	347	0.9%
Funding Arrangement
Self-Funded	24,945	24,671	274	1.1%
Fully-Insured	15,312	15,239	73	0.5%
Total Medical Membership by Funding Arrangement	40,257	39,910	347	0.9%
Reportable Segment
Commercial & Specialty Business	30,762	30,484	278	0.9%
Government Business	9,495	9,426	69	0.7%
Total Medical Membership by Reportable Segment	40,257	39,910	347	0.9%
Other Membership & Customers
Life and Disability Members	4,717	4,689	28	0.6%
Dental Members	5,803	5,454	349	6.4%
Dental Administration Members	5,351	5,377	(26)	(0.5)%
Vision Members	6,905	6,111	794	13.0%
Medicare Advantage Part D Members	693	619	74	12.0%
Medicare Part D Standalone Members	320	353	(33)	(9.3)%
Medical Membership (in thousands)
For the twelve months ended September 30, 2017, total medical membership increased 347, or 0.9%, primarily due to increases in our Local Group and Medicare membership, partially offset by decreases in our BlueCard®, Individual and National Accounts membership.
Self-funded medical membership increased 274, or 1.1%, primarily due to new sales and growth in our existing Large Group accounts, partially offset by lower activity from BlueCard® membership.
Fully-insured membership increased 73, or 0.5%, primarily due to new sales in Large Group accounts and higher sales during Medicare open enrollment, partially offset by attrition in non-ACA-compliant Individual product offerings.
Local Group membership increased 494, or 3.2%, due to new sales and growth in our existing Large Group accounts.

Individual membership decreased 61, or 3.5%, primarily due to attrition in non-ACA-compliant product offerings.
National Accounts membership decreased 50, or 0.6%, primarily due to the loss of a large multi-state employer group contract, partially offset by new sales and expansion in existing employer group accounts.
BlueCard® membership decreased 105, or 1.9%, primarily due to lower membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 61, or 4.2%, primarily due to higher sales during open enrollment and growth in certain existing Medicare Advantage markets.
Medicaid membership increased 16, or 0.2%, primarily due to new business expansions and organic growth in existing markets, partially offset by declines resulting from membership reverification processes and the impact of a new entrant in an existing market.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership increased 28, or 0.6%, primarily due to new sales in our Large Group business and in-group change.
Dental membership increased 349, or 6.4%, primarily due to new sales and increased penetration in our Local Group and National Account businesses.
Dental administration membership decreased 26, or 0.5%, primarily due to the loss of a large managed dental contract.
Vision membership increased 794, or 13.0%, primarily due to new sales and increased penetration in our Local Group, National Accounts and Medicare product offerings.
Medicare Advantage Part D membership increased 74, or 12.0%, primarily due to higher sales during open enrollment and growth in certain existing markets.
Medicare Part D standalone membership decreased 33, or 9.3%, primarily due to our product repositioning strategies in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2017 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2017 cost of care trend estimate in the range of 6.5% to 7.0% is appropriate.
Inpatient utilization trend has been higher than in prior periods, increasing to 0%. Outpatient and professional utilization trends have been higher than in prior periods, increasing toward 1%. Pharmacy days supply utilization trends have also been higher than in prior periods, increasing to 1%. Consistent with prior periods, provider rate increases are a primary driver of medical cost trends. We continually negotiate with hospitals and physicians to manage these cost trends. We commonly negotiate multi-year contracts with hospitals and physicians, minimizing annual fluctuations in medical cost trend. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Unit cost increases were also a driver of pharmacy cost trends as well as expected increases for new drugs launching in the marketplace. Hepatitis C drugs had put upward pressure on drug trends in 2015-2016, but utilization for Hepatitis C drugs has decreased compared to high levels in the past, helping to offset some of the drivers for increased pharmacy trends. Other high cost specialty drugs continue to put upward pressure on pharmacy costs.

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
Across the enterprise, we aim to reduce cost trends with Program Integrity initiatives that detect and eliminate fraud, waste, and abuse in the health care delivery system. Program Integrity initiatives reduce the cost of care by recovering claims that should not have been paid and by eliminating aberrant billing practices. The following is an example of one of our many Program Integrity initiatives:

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

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2017 vs. 2016		2017 vs. 2016
	2017	2016	2017	2016	$	%	$	%
Total operating revenue	$22,096.7	$21,125.2	$66,614.2	$62,709.1	$971.5	4.6%	$3,905.1	6.2%
Net investment income	220.2	200.9	627.6	566.9	19.3	9.6%	60.7	10.7%
Net realized gains (losses) on financial instruments	114.7	88.8	138.2	(23.8)	25.9	29.2%	162.0	680.7%
Other-than-temporary impairment losses on investments	(5.6)	(11.0)	(20.9)	(103.6)	5.4	(49.1)%	82.7	(79.8)%
Total revenues	22,426.0	21,403.9	67,359.1	63,148.6	1,022.1	4.8%	4,210.5	6.7%
Benefit expense	18,103.6	16,922.5	53,563.6	49,266.5	1,181.1	7.0%	4,297.1	8.7%
Selling, general and administrative expense	3,011.1	3,124.6	9,256.2	9,293.9	(113.5)	(3.6)%	(37.7)	(0.4)%
Other expense[1]	192.4	220.3	699.7	691.4	(27.9)	(12.7)%	8.3	1.2%
Total expenses	21,307.1	20,267.4	63,519.5	59,251.8	1,039.7	5.1%	4,267.7	7.2%
Income before income tax expense	1,118.9	1,136.5	3,839.6	3,896.8	(17.6)	(1.5)%	(57.2)	(1.5)%
Income tax expense	372.0	518.7	1,227.5	1,795.4	(146.7)	(28.3)%	(567.9)	(31.6)%
Net income	$746.9	$617.8	$2,612.1	$2,101.4	$129.1	20.9%	$510.7	24.3%

Average diluted shares outstanding	267.0	268.1	269.4	267.9	(1.1)	(0.4)%	1.5	0.6%
Diluted net income per share	$2.80	$2.30	$9.70	$7.84	$0.50	21.7%	$1.86	23.7%
Benefit expense ratio[2]	87.0%	85.5%	85.6%	83.9%		150bp3		170bp3
Selling, general and administrative expense ratio[4]	13.6%	14.8%	13.9%	14.8%		(120)bp3		(90)bp3
Income before income tax expense as a percentage of total revenues	5.0%	5.3%	5.7%	6.2%		(30)bp3		(50)bp3
Net income as a percentage of total revenues	3.3%	2.9%	3.9%	3.3%		40bp3		60bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense and amortization of other intangible assets.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2017 and 2016 were $20,797.0 and $19,786.1, respectively. Premiums for the nine months ended September 30, 2017 and 2016 were $62,561.4 and $58,723.0, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Total operating revenue increased $971.5, or 4.6%, to $22,096.7 in 2017, resulting primarily from higher premiums. The increase in premiums was largely due to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership increases in our Medicare and Large Group product offerings and retroactive premium adjustments recognized in our Medicaid business. The increase in premiums was partially offset by the impact of lower Health Care Reform fees, primarily due to the HIP Fee suspension for 2017, as we did not price affected products to cover any HIP Fee related expense in the current year, as well as lower net favorable adjustments to estimates for the Health Care Reform risk adjustment premium stabilization program. Additionally, declines in membership in our non-ACA-compliant Individual business partially offset the overall increase in premiums.
Net investment income increased $19.3, or 9.6%, to $220.2 in 2017, primarily due to higher investment yields on fixed maturity securities and higher income from alternative investments, partially offset by lower dividend yields on equity securities.
Net realized gains on financial instruments increased $25.9, or 29.2%, to $114.7 in 2017, primarily due to an increase in net realized gains on sales of equity securities, partially offset by a decrease in net realized gains on fixed maturity securities.
Other-than-temporary impairment losses on investments decreased $5.4, or 49.1%, to $5.6 in 2017, primarily due to a decrease in impairment losses on fixed maturity securities.
Benefit expense increased $1,181.1, or 7.0%, to $18,103.6 in 2017, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicare and Large Group business product offerings. These increases were partially offset by the impact of membership declines in our non-ACA-compliant Individual product offerings.
Our benefit expense ratio increased 150 basis points to 87.0% in 2017. The increase in the ratio was primarily driven by the loss of revenue associated with the HIP Fee suspension for 2017. The increase was further due to higher medical cost experience in our Medicare business. The increase in the ratio was partially offset by the impact of retroactive premium adjustments recognized in our Medicaid business and improved medical cost experience in our Large Group and Individual businesses.
Selling, general and administrative expense decreased $113.5, or 3.6%, to $3,011.1 in 2017. Our selling, general and administrative expense ratio decreased 120 basis points to 13.6% in 2017. The decrease in the expense and ratio was due to lower Health Care Reform fees, primarily as a result of the suspension of the HIP Fee for 2017 and, to a lesser extent, the expiration of the fees for the Health Care Reform temporary reinsurance premium stabilization program that ended on December 31, 2016. These decreases were partially offset by an increase in spend to support our growth initiatives. The decrease in the ratio was further attributable to the growth in operating revenue.
Other expense decreased $27.9, or 12.7%, to $192.4 in 2017, primarily as a result of a decrease in interest expense due to lower outstanding debt balances and a decrease in amortization of intangible assets.
Income tax expense decreased $146.7, or 28.3%, to $372.0 in 2017. The effective tax rates in 2017 and 2016 were 33.2% and 45.6%, respectively. The decrease in income tax expense and the effective tax rate was primarily due to the suspension of the non-tax deductible HIP Fee for 2017. For the three months ended September 30, 2016, we recognized additional income tax expense of $100.5 related to the HIP Fee.
Our net income as a percentage of total revenue increased 40 basis points to 3.3% in 2017 as compared to 2016 as a result of all factors discussed above.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Total operating revenue increased $3,905.1, or 6.2%, to $66,614.2 in 2017, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were due in part to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership increases in our Medicaid, Medicare Advantage and fully-insured Large Group product offerings. The increase in premiums was partially offset by the impact of the HIP Fee suspension for 2017, as we did not price affected products to cover any HIP Fee related expense in the current year. Additionally, declines in membership in our fully-insured Small Group, non-ACA-compliant Individual and National Accounts businesses partially offset the overall increase in premiums. The increase in administrative fees primarily resulted from membership growth for self-funded members in our Large Group business and rate increases in our National Accounts and Large Group businesses.

Net investment income increased $60.7, or 10.7%, to $627.6, primarily due to higher income from alternative investments and higher investment yields on fixed maturity securities, partially offset by lower dividend yields on equity securities.
Net realized gains (losses) on financial instruments increased $162.0, or 680.7%. For the nine months ended September 30, 2017 and 2016, we recognized net realized gains of $138.2 and net realized losses of $23.8, respectively. The change was primarily due to a decrease in net realized losses on derivative financial instruments and an increase in net realized gains on sales of fixed maturity securities, partially offset by a decrease in net realized gains on sales of equity securities.
Other-than-temporary impairment losses on investments decreased $82.7, or 79.8%, to $20.9 in 2017, primarily due to a decrease in impairment losses on fixed maturity and equity securities.
Benefit expense increased $4,297.1, or 8.7%, to $53,563.6 in 2017, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicaid, Medicare and Large Group business product offerings. These increases were partially offset by the impact of membership declines in our non-ACA-compliant Individual product offerings, fully-insured Small Group and National Accounts businesses.
Our benefit expense ratio increased 170 basis points to 85.6% in 2017. The increase in the ratio was largely driven by the loss of revenue associated with the HIP Fee suspension for 2017 and adjustments to prior year estimates for the Health Care Reform risk adjustment premium stabilization program. The increase in the ratio was partially offset by improved medical cost experience in our Individual business.
Selling, general and administrative expense decreased $37.7, or 0.4% to $9,256.2 in 2017. Our selling, general and administrative expense ratio decreased 90 basis points to 13.9% in 2017. The decrease in the expense and ratio were due, in part, to lower selling, general and administrative costs related to expense efficiency initiatives. The decreases were further due to lower Health Care Reform fees, primarily as a result of the suspension of the HIP Fee for 2017 and, to a lesser extent, the expiration of the fees for the Health Care Reform temporary reinsurance premium stabilization program that ended on December 31, 2016. The decrease in the ratio was further attributable to the growth in operating revenue. These decreases were partially offset by an increase in performance-based incentive compensation, an increase in spend to support our growth initiatives and the recognition of a guaranty association assessment in the first quarter of 2017 related to the liquidation order of Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty. The decreases were further offset by the accrual of $115.0 during the three months ended June 30, 2017 related to the settlement of class action lawsuits that stemmed from the 2015 cyber attack. For additional information regarding the Penn Treaty liquidation and the cyber attack and related settlement, see Note 11, “Commitments and Contingencies - Other Contingencies,” and “Commitments and Contingencies - Cyber Attack Incident,” respectively, to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Other expense increased $8.3, or 1.2%, to $699.7 in 2017. This increase was primarily due to $97.5 in fees incurred in January 2017 to reduce and extend, through April 30, 2017, the availability of commitments under the bridge facility and term loan facility, originally entered into in 2015, to partially fund the Merger Agreement with Cigna. The fees were amortized to interest expense through April 30, 2017. This increase was partially offset by a decrease in interest expense due to lower outstanding debt balances and a decrease in amortization of intangible assets.
Income tax expense decreased $567.9, or 31.6%, to $1,227.5 in 2017, primarily due to the suspension of the non-tax deductible HIP Fee for 2017 and the favorable impact of our recognition of tax benefits during the second quarter of 2017 for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. For the nine months ended September 30, 2016, we recognized additional income tax expense of $308.8 related to the HIP Fee. The decrease in income tax expense was further due to the recognition of excess tax benefits during the nine months ended September 30, 2017 from the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. For additional information related to the adoption of ASU 2016-09, see Note 2, "Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Additionally, during the nine months ended September 30, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017.

The effective tax rates in 2017 and 2016 were 32.0% and 46.1%, respectively. The decrease in the effective tax rate was primarily due to the suspension of the HIP Fee, the deduction of the prior acquisition costs incurred related to the terminated Merger Agreement with Cigna, the excess tax benefits from the adoption of ASU 2016-09 and the additional California deferred state tax expense, discussed above.
Our net income as a percentage of total revenue increased 60 basis points to 3.9% in 2017 as compared to 2016 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial & Specialty Business; Government Business; and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains on financial instruments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management.
The discussion of segment results for the three and nine months ended September 30, 2017 and 2016 presented below is based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, see Note 15, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Our Commercial & Specialty Business, Government Business and Other segments’ summarized results of operations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30			Nine Months Ended September 30
					2017 vs. 2016			2017 vs. 2016
	2017	2016	2017	2016	$	%		$	%
Commercial & Specialty Business
Operating revenue	$10,052.1	$9,656.8	$30,650.5	$29,064.9	$395.3	4.1%		$1,585.6	5.5%
Operating gain	$534.6	$637.7	$2,804.9	$3,006.0	$(103.1)	(16.2)%		$(201.1)	(6.7)%
Operating margin	5.3%	6.6%	9.2%	10.3%		(130	)bp		(110	)bp

Government Business
Operating revenue	$12,037.3	$11,462.4	$35,946.4	$33,627.4	$574.9	5.0%		$2,319.0	6.9%
Operating gain	$457.5	$478.9	$1,069.4	$1,254.4	$(21.4)	(4.5)%		$(185.0)	(14.7)%
Operating margin	3.8%	4.2%	3.0%	3.7%		(40	)bp		(70	)bp

Other
Operating revenue[1]	$7.3	$6.0	$17.3	$16.8	$1.3	21.7%		$0.5	3.0%
Operating loss[2]	$(10.1)	$(38.5)	$(79.9)	$(111.7)	$28.4	(73.8)%		$31.8	(28.5)%

1	Fluctuations not material.

2	Fluctuations primarily a result of changes in unallocated corporate expenses.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Commercial & Specialty Business
Operating revenue increased $395.3, or 4.1%, to $10,052.1 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to membership growth in our Large Group business. The increase in operating revenue was partially offset by the impact of the HIP Fee suspension for 2017 and lower favorable adjustments to current year estimates for the Health Care Reform risk adjustment premium stabilization program recognized during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was further offset by declines in membership in our non-ACA-compliant Individual business.
Operating gain decreased $103.1, or 16.2%, to $534.6 in 2017, primarily due to the impact of the HIP Fee suspension for 2017 and an increase in spend to support our growth initiatives. These decreases were partially offset by the impact of fixed costs leverage from higher operating revenue and improved medical cost experience in our Large Group and Individual businesses.
The operating margin in 2017 was 5.3%, a 130 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $574.9, or 5.0%, to $12,037.3 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses. The increase in operating revenue was further due to net membership growth in our Medicaid business as a result of new business expansions and organic growth in existing markets, and membership growth in our Medicare Advantage business. Additionally, retroactive premium adjustments in our Medicaid business contributed to the increase in operating revenue. These increases were partially offset by the impact of the HIP Fee suspension for 2017 and Medicaid membership declines resulting from membership reverification processes and the impact of a new entrant in an existing market.
Operating gain decreased $21.4, or 4.5%, to $457.5 in 2017, primarily due to the impact of the HIP Fee suspension for 2017, higher medical cost experience in our Medicare business and an increase in spend to support our growth initiatives. These decreases were partially offset by the impact of fixed costs leverage from higher operating revenue.
The operating margin in 2017 was 3.8%, a 40 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Commercial & Specialty Business
Operating revenue increased $1,585.6, or 5.5%, to $30,650.5 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to membership growth in our fully-insured Large Group business and an increase in administrative fees. The increase in administrative fees was primarily due to membership growth in our self-insured Large Group business and rate increases in our National Accounts and self-insured Large Group businesses. The increase in operating revenue was partially offset by the impact of the HIP Fee suspension for 2017, declines in membership in our fully-insured Small Group and non-ACA-compliant Individual businesses, lower favorable adjustments to prior year estimates for the Health Care Reform risk adjustment premium stabilization program and declines in membership in our National Accounts business.
Operating gain decreased $201.1, or 6.7%, to $2,804.9 in 2017, primarily due to the recognition of the guaranty association assessment related to the Penn Treaty liquidation, an increase in performance-based incentive compensation and an increase in spend to support our growth initiatives. The decrease in operating gain was further due to the impact of the HIP Fee suspension for 2017, adjustments to prior year estimates for the Health Care Reform risk adjustment premium stabilization program and the settlement accrual for the litigation related to the 2015 cyber attack. These decreases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue. The decrease in operating gain was further offset by improved medical cost experience in our Individual and Large Group businesses.
The operating margin in 2017 was 9.2%, a 110 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $2,319.0, or 6.9%, to $35,946.4 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses. The increase in operating revenue was further due to net membership growth in our Medicaid business as a result of new business expansions and organic growth in existing markets, and membership growth in our Medicare Advantage business. Additionally, premium increases in our FEP® business due to increased reimbursed benefit utilization contributed to the increase in operating revenue. These increases were partially offset by the impact of the HIP Fee suspension for 2017 and Medicaid membership declines resulting from membership reverification processes and the impact of a new entrant in an existing market.
Operating gain decreased $185.0, or 14.7%, to $1,069.4 in 2017, primarily due to the impact of the HIP Fee suspension for 2017 and higher medical cost experience in our Medicare business. The decrease in operating gain was further due to an increase in performance-based incentive compensation and an increase in labor costs to support our growth in operations. These decreases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue.
The operating margin in 2017 was 3.0%, a 70 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2016 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2016, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2017, our critical accounting policies and estimates have not changed from those described in our 2016 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2017, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2016 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2017 and 2016, see Note 9, "Medical Claims Payable," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2017 and 2016, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2017	2016
Assumed trend factors	$628.9	$542.8
Assumed completion factors	437.4	230.0
Total	$1,066.3	$772.8

The favorable development recognized in the nine months ended September 30, 2017 and 2016 resulted primarily from trend factors in late 2016 and late 2015, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2016 and 2015 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 86.0% and 86.2% for the nine months ended September 30, 2017 and 2016, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the nine months ended 2016.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine months ended September 30, 2017, this metric was 17.0%, largely driven by favorable trend factor development at the end of 2016. For the nine months ended September 30, 2016, this metric was 12.6%, largely driven by favorable trend factor development at the end of 2015.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2017, this metric was 1.6%, which was calculated using the redundancy of $1,066.3. For the nine months ended September 30, 2016, the comparable metric was 1.3%, which was calculated using the redundancy of $772.8. These metrics demonstrate a generally consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2017, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our use of capital during the three and nine months ended September 30, 2017, see Note 5, "Derivative Financial Instruments," Note 10, "Debt" and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
The table below indicates the change in cash and cash equivalents for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30
	2017	2016
Cash flows provided by (used in):
Operating activities	$5,486.0	$2,993.4
Investing activities	(1,461.7)	(1,184.8)
Financing activities	(2,006.3)	(1,378.0)
Effect of foreign exchange rates on cash and cash equivalents	3.9	1.9
Change in cash and cash equivalents	$2,021.9	$432.5
During the nine months ended September 30, 2017, net cash provided by operating activities was $5,486.0, compared to $2,993.4 for the nine months ended September 30, 2016, an increase of $2,492.6. This increase was primarily attributable to an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends, growth in membership, and the timing of provider capitation payments for pass through funding under the California Medicaid contract. These increases were partially offset by an increase in claims payments due to higher medical cost experience and growth in membership. The increases were further offset by the timing of certain state Medicaid payments.
Net cash used in investing activities was $1,461.7 during the nine months ended September 30, 2017, compared to $1,184.8 during the nine months ended September 30, 2016. The increase in cash used in investing activities of $276.9 was primarily due to an increase in net purchases of investments and an increase in purchases of property and equipment, partially offset by a decrease in collateral held under our securities lending programs.
Net cash used in financing activities was $2,006.3 during the nine months ended September 30, 2017, compared to $1,378.0 during the nine months ended September 30, 2016. The increase in cash used in financing activities of $628.3 primarily resulted from repurchases of common stock during the nine months ended September 30, 2017, changes in bank overdrafts, changes in securities lending payable and an increase in net repayments of short- and long-term borrowings. These uses of cash were partially offset by an increase in commercial paper borrowings, lower payments on debt-related derivatives and an increase in proceeds from the issuance of common stock under our employee stock plans.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $29,271.7 at September 30, 2017. Since December 31, 2016, total cash, cash equivalents and investments, including long-term investments, increased by $3,752.7, primarily due to cash generated from operations, proceeds from commercial paper borrowings, proceeds from the issuance of common stock under our employee stock plans and cash generated from changes in collateral requirements and settlements of non-hedging derivatives. These increases were partially offset by repurchases of common stock during the nine months ended September 30, 2017, cash dividends paid to shareholders, purchases of property and equipment, net repayments of short- and long-term borrowings, changes in collateral payments and settlements of debt-related derivatives and a decrease in bank overdrafts.

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
At September 30, 2017, we held $2,007.1 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
In August 2017, we entered into two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $450.0. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. We had $450.0 outstanding under the lines of credit at September 30, 2017.
Upon maturity on June 15, 2017 and February 15, 2017, we repaid the $528.8 outstanding balance of our 5.875% senior unsecured notes and the $400.0 outstanding balance of our 2.375% senior unsecured notes, respectively.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as the sum of (i) short-term borrowings, (ii) current portion of long-term debt and (iii) long-term debt, less current portion; divided by the sum of (i) short-term borrowings, (ii) current portion of long-term debt, (iii) long-term debt, less current portion and (iv) total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.5% as of September 30, 2017 and December 31, 2016.
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
Future Sources and Uses of Liquidity
On September 20, 2017, we announced that we entered into an agreement to acquire HealthSun, which serves approximately forty thousand members through its Medicare Advantage plans in the state of Florida. The acquisition is expected to close by the end of 2017.
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

For additional information regarding our sources and uses of capital at September 30, 2017, see Note 4, “Investments,” Note 5, "Derivative Financial Instruments," Note 10, "Debt" and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facility, lines of credit and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2016 Annual Report on Form 10-K other than an increase in borrowings of commercial paper, borrowings from the two new credit facilities and repayment of long-term senior unsecured notes upon maturity. For additional information regarding our estimated contractual obligations and commitments, see Note 5, "Derivative Financial Instruments;" Note 10, “Debt;” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Forward-Looking Statements
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of, health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform, and the impact of any future modification, repeal or replacement of Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; our participation in federal and state health insurance exchanges under Health Care Reform, which have experienced and continue to experience challenges due to implementation of Health Care Reform, and which entail uncertainties associated with the mix and volume of business, particularly in our Individual and Small Group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; the ultimate outcome of litigation between Cigna Corporation (“Cigna”) and us related to the merger agreement between the parties, including our claim for damages against Cigna, Cigna’s claim for payment of a termination fee and other damages against us, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial positions; our ability to contract with providers on cost-effective and competitive terms; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; increases in costs and other liabilities associated with increased litigation, government investigations, audits or reviews; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties; our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; state guaranty fund assessments for insolvent insurers; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of investigations, inquiries, claims and litigation related to the cyber attack we reported in February 2015; changes in economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers, acquisitions and strategic alliances; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2016 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2017, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except for the updated risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, there have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2017 to July 31, 2017	1,546,830	$190.33	1,545,568	$3,372.7
August 1, 2017 to August 31, 2017	2,161,786	190.91	2,160,856	2,960.1
September 1, 2017 to September 30, 2017	2,226,656	188.48	2,226,211	2,540.5
	5,935,272		5,932,635

1
Total number of shares purchased includes shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended September 30, 2017, we repurchased 5,932,635 shares at a cost of $1,126.3 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on October 2, 2014. Between October 1, 2017 and October 12, 2017, we repurchased 682,000 shares at a cost of $130.5, bringing our current availability to $2,410.0 at October 12, 2017. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

10.1	*	(r) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2017.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: October 25, 2017	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 25, 2017	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)