Form 10-K
period 2017-12-31
Anthem, Inc.
filed 2018-02-21
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 30, 2017 was approximately $49,440,818,164.
As of February 9, 2018, 255,721,900 shares of the Registrant’s Common Stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2018.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2017

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term "states" include the District of Columbia, unless the context otherwise requires.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward- looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including “Risk Factors” set forth in Part I, Item 1A hereof and our reports filed with the U.S. Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA; trends in healthcare costs and utilization rates; our ability to contract with providers on cost-effective and competitive terms; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; reduced enrollment; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon, our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services, or CMS, Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; competitive pressures, including competitor pricing, which could affect our ability to maintain or increase our market share; a negative change in our healthcare product mix; our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation, or Cigna, and us related to the merger agreement between the parties, including our claim for damages against Cigna, Cigna’s claim for payment of a termination fee and other damages against us, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial positions; medical malpractice or professional liability claims or other risks related to healthcare services provided by our subsidiaries; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; failure to effectively maintain and modernize our information systems; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including CMS; state guaranty fund assessments for insolvent insurers; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; regional concentrations of our business and future public health epidemics and catastrophes; general risks associated with mergers, acquisitions and strategic alliances; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; changes in U.S. tax laws; intense competition to attract and retain employees; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; and general economic downturns.

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.2 million medical members through our affiliated health plans as of December 31, 2017. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in varying counties as BCBS, Blue Cross or Empire BlueCross BlueShield HealthPlus), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Maryland, Nevada, New Jersey, New Mexico, Tennessee, Texas, Washington and Washington, D.C. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, and HealthSun Health Plans, Inc., or HealthSun, subsidiaries in Florida. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Connecticut, Iowa, Nevada, Tennessee and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers health maintenance organization, or HMO, products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage Plans, America’s 1st Choice currently serves approximately one hundred and thirty thousand members in twenty-five Florida and three South Carolina counties. The acquisition of America's 1st Choice aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations.
On December 21, 2017, we completed our acquisition of HealthSun, which serves approximately forty thousand members in the state of Florida through its Medicare Advantage Plans, which received a five-star rating from the Centers for Medicare & Medicaid Services, or CMS. The HealthSun acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.

In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, as well as various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In October 2017, we announced that we are establishing a new pharmacy benefits manager, or PBM, called IngenioRx, and have entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, to begin offering a full suite of PBM solutions starting on January 1, 2020, which coincides with the conclusion of our current agreement with Express Scripts.
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Cigna Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. On February 14, 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1.85 billion termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Cigna Merger Agreement, specific performance compelling Cigna to comply with the Cigna Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. On April 28, 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the merger. On May 11, 2017, the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement. On May 12, 2017, we delivered to Cigna a notice terminating the Cigna Merger Agreement. For additional information about these lawsuits, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our vision is to become America's valued health partner. Together we are transforming healthcare with trusted and caring solutions and as a result, we focus on delivering quality products and services that give members access to the care they need. With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Accountable
•Caring
•Easy to do business with
•Innovative
•Trustworthy
We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with the Federal Employee Program®, or FEP®.
The increased focus on healthcare costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the healthcare system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians, or PCPs, to coordinate their care and approve any specialist or other services.
Economic factors, greater consumer and employer sophistication and accountability have resulted in an increased demand for choice in both product/benefit designs and provider network configurations. As a result we continue to offer our broad access PPO networks with multiple benefit designs, but are also focused on leveraging our provider collaboration initiatives with our Accountable Care Organization, or ACO, partnerships to develop both narrow and tiered network offerings. This array of network and product configurations allows both the employer and the employee to design and select the combination of benefit designs (e.g., traditional PPOs, high deductibles, health reimbursement accounts, health savings accounts, PCP based products, tiered copays) and networks (e.g., broad, narrow, tiered, closed or exclusive provider, and open) that optimize choice, quality and price at the consumer, employer and market level. We believe we are well-positioned in each of our states to respond to these market preferences.
For our fully-insured products, we charge a premium and assume all of the healthcare risk. Under self-funded products, we charge a fee for services and the employer or plan sponsor reimburses us for the healthcare costs. In addition, we charge a premium to underwrite stop loss insurance for Large Group and National Account employers that maintain self-funded health plans.
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP®.
BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, CareMore, Simply Healthcare and HealthSun plans, as well as HealthLink and UniCare members, and effective February 12, 2018, our America's 1st Choice members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
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
We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer on-exchange products through state or federally facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal subsidies are available for certain members, subject to income and family size, who purchase public exchange products.
Being a licensee of the BCBS association of companies, of which there were 36 independent primary licensees as of December 31, 2017, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.
For additional information describing each of our customer types, detailed marketing efforts and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Our results of operations depend in large part on accurately predicting healthcare costs and our ability to manage future healthcare costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.
Advances in medical technology, increases in specialty drug costs, increases in hospital expenditures and other provider costs, the aging of the population and other demographic characteristics continue to contribute to rising healthcare costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be a driver of our overall profitability.
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels have proposed significant modifications to existing laws and regulations, including the potential repeal or replacement of the ACA and the reduction or elimination of federal subsidies made available through the ACA for certain public exchange Individual products, including the discontinuance of the cost-sharing reduction subsidy effective October 2017. As a result of the complexity of the ACA, its impact on healthcare in the United States and the continuing modification and interpretation of the ACA rules, we will continue to evaluate the impact of the ACA as additional guidance is made available. For additional discussion, see “Regulation,” herein and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
Private exchanges have gained visibility in the marketplace based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, in more recent years the Commercial market has received an increased level of attention from the consulting and broker communities as well as health insurance carriers. In response, we have continued our broad-based strategy of offering our own private exchange, Anthem Health Marketplace, consumer experience platform to groups, while also participating in four large national consultant-led exchanges, several regional broker-led exchanges and various Individual, Commercial and Medicare exchanges. To date, adoption levels in the Commercial market overall have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain in this space, we continue to believe we are well positioned to adapt with the market as it evolves.
During 2017, we notified various state regulators of our decision to dramatically reduce our participation in the Individual ACA-compliant marketplaces within their respective states. The uncertainty around, and subsequent termination of, the federal funding of the cost-sharing reduction subsidy available through the ACA was an important factor as we evaluated the appropriate level of our marketplace participation. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. In 2018, we will continue to offer Individual ACA-compliant products in 56 of the 143 rating regions in which we operate.
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnering with providers to compel improved cost, quality and health, and we continue to develop new and innovative ways to effectively manage risk and engage our members. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to capitalize on new opportunities to drive growth in our existing markets and expand into new markets in the future.
We continue to enhance interactions with customers, providers, brokers, agents, employees and other stakeholders through web-enabled technology and improving internal operations. Our approach includes not only sales and distribution of health benefits products on the Internet, but also implementing advanced capabilities that improve services benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of healthcare through increased communications between patients and their physicians.
In pursuing our vision of becoming America's valued health partner, we intend to transform healthcare by providing trusted and caring solutions and delivering quality products and services that give customers access to the care they need. At the same time, we will focus on earnings per share, or EPS, growth through organic membership growth, improvements in our operating cost structure, strategic acquisitions and the efficient use of capital.
Significant Transactions
The significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have influenced or will influence how we conduct our business operations include:

•	Acquisition of America's 1st Choice (2018);

•	Acquisition of HealthSun (2017);

•	Acquisition of Simply Healthcare (2015);

•
Use of Capital—Board of Directors declaration of dividends on common stock (2013 through January 2018); authorization for repurchases of our common stock (2017 and prior); and debt repurchases and new debt issuances (2017 and prior); and

•Divestiture of 1-800 CONTACTS, Inc. (2014).
For additional information regarding certain of these transactions, see Note 3, “Business Acquisitions,” Note 12, “Debt,” and Note 14, “Capital Stock,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing and pricing, business consolidations, new competitors in the market, a proliferation of new products, the impact of the ACA, and increased quality awareness and price sensitivity among customers.
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
Also, a health plan’s ability to interact with employers, customers and other third parties (including healthcare professionals) through electronic data transfer has become a more important competitive factor, and we have made significant investments in technology to enhance our electronic interaction with providers, employers, customers and third parties.

We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Our provider networks in our markets enable us to achieve efficiencies and distinctive service levels by allowing us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, service, care management, product value and brand recognition.
Product pricing remains competitive and we strive to price our healthcare benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes has positioned us to benefit from the potential growth opportunities available through entry into new markets, expansions in existing markets and as a result of any subsequent changes to the current regulatory scheme. We believe that our pricing strategy, brand name and network quality will provide a strong foundation for membership growth opportunities in the future.
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
At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that the quality and price of our products, support services, reputation and prior relationships, along with a reasonable commission structure are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to those of our competitors in all of our markets. Typically, we are the largest competitor in each of our Blue-branded markets and, thus, are a closely-watched target by other insurance competitors.
Reportable Segments
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As a result, these reportable segments may change in the future.
Our Commercial & Specialty Business and Government Business segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products.
Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare guidance.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP®. Medicaid makes federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Our Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with end stage renal disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with, and in some cases approved by, state insurance departments. Most of the premium for Medicare Advantage is paid directly by the federal government on behalf of the participant who may also be charged a small premium. Additionally, through our alliance partnership engagements with larger provider groups and BCBS plans, we offer a variety of Medicaid services that include joint ventures, administrative service offerings, and full-risk arrangements. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our Other segment includes other businesses that do not individually meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to either of our other reportable segments.
Through our participation in various federal government programs, we generated approximately 17.8%, 18.2% and 18.8% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2017, 2016 and 2015, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
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
Administrative Services:    In addition to fully-insured products, we provide administrative services to Large Group, Small Group and National Account employers that maintain self-funded health plans. These administrative services include underwriting, actuarial services, medical cost management, disease management, wellness programs, claims processing and other administrative services for self-funded employers. Self-funded health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also underwrite stop loss insurance for self-funded plans.
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
 Medicare Plans:    We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D Prescription Drug Plans, or Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans, or MMPs. Medicare Supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage Special Needs Plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare, which was established as a result of the passage of the ACA. We offer these plans to customers through our health benefit subsidiaries throughout the country, including Amerigroup, CareMore, Simply Healthcare and HealthSun, and effective February 12, 2018, through America's 1st Choice.
 Individual Plans:    We offer a full range of health insurance plans with a variety of options and deductibles for individuals who are not covered by employer-sponsored coverage and are not eligible for government sponsored plans, such as Medicare and/or Medicaid. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the exchanges. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Instability in the Individual market has resulted in a targeted approach where we offer products in select geographies.
 Medicaid Plans and Other State-Sponsored Programs:    We have contracts to serve members enrolled in publicly funded health care programs, including Medicaid; ACA-related Medicaid expansion programs; Temporary Assistance for Needy Families, or TANF; programs for seniors and people with disabilities, or SPD; Children’s Health Insurance Programs, or CHIP; and specialty programs such as those focused on long-term services and support, or LTSS; HIV/AIDS; children living in foster care; behavioral health and/or substance abuse disorders; and intellectual disabilities and/or developmental disabilities, or ID/DD programs. The Medicaid program makes federal matching funds available to all states for the delivery of health care benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. TANF is a state and federally funded program designed for the population consisting primarily of low-income children and their guardians. SPD is a federal income supplement program designed for Supplemental Security Income recipients; however, states can broaden eligibility criteria. This population consists of low-income seniors and people with disabilities. CHIP is a state and federally funded program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and refers to the delivery of long-term services and support for our members who receive home and community- or institution-based services for long-term care. Our HIV/AIDS program is a state and federally sponsored program that provides services to those living with HIV/AIDS. Our Foster Care program is a state and federally sponsored program serving children with complex needs within the foster care system. Our Behavioral Health program is a state and federally sponsored program providing services to those with mental health and/or substance abuse disorders. ID/DD is a state and federally sponsored program serving those living with limitations in intellectual functioning and adaptive behavior learning disabilities. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. We provide Medicaid and other state sponsored services, such as administrative services, in California, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New York, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Washington D.C.
 Pharmacy Products:    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network, maintenance of a prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts under a ten year contract, excluding our HealthSun and America's 1st Choice subsidiaries, our CareMore operations in the state of Arizona and certain self-insured members who have exclusive agreements with different PBM service providers. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions and set drug benefit design strategy and provide front line member support. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing. For additional information, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In October 2017, we announced that we are establishing a new PBM, called IngenioRx, and have entered into a five-year agreement with CVS Health to begin offering a full suite of PBM solutions starting on January 1, 2020, which coincides with the conclusion of our current PBM agreement with Express Scripts.
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
 Medicare Administrative Operations:    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor for the federal government providing administrative services for the Medicare program, Parts A and B, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.

 Networks and Provider Relations
Our relationships with physicians, hospitals and professionals that render health care services to our members are guided by local, regional and national standards for network development, reimbursement and contract methodologies. While following industry standards, we are simultaneously seeking to lead transformation efforts within our health care system, moving from a fragmented model premised on episodic intervention to one based on proactive, coordinated care built around the needs of the patient. A key element of this transformation involves a transition from traditional fee-for-service payment models to models where providers are paid based on the value, both in quality and affordability, of the care they deliver.
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
 Our reimbursement strategies vary across markets and depend on the degree of consolidation and integration of physician groups and hospitals. Under a fee-for-service reimbursement methodology for physicians, fee schedules are developed at the state level based on an assessment of several factors and conditions, including the CMS resource-based relative value system, or RBRVS, medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed, maintained, and updated by CMS and is used by the Medicare program and other major payers. In addition, we have implemented and continue to expand physician incentive contracting, or “pay-for-performance,” which ties physician payment levels to performance on clinical measures.
 While we generally do not delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement, we maintain capitation-based arrangements in certain markets where we determine that market dynamics result in it being a useful method to lower costs and reduce underwriting risk.
 Our hospital contracts provide for a variety of reimbursement arrangements depending on local market dynamics and current hospital utilization efficiency. Most hospitals are reimbursed a fixed amount per day or reimbursed a per-case amount, per admission, for inpatient covered services. A small percentage of hospitals, primarily rural, sole community hospitals, are reimbursed on a discount from approved charge basis for covered services. Our “per-case” reimbursement methods utilize many of the same attributes contained in Medicare’s Diagnosis Related Groups, or DRG, methodology. Hospital outpatient services are reimbursed by fixed case rates, fee schedules or percent of approved charges. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or community hospitals, and the volume of care performed for our members. To improve predictability of expected costs, we frequently use a multi-year contracting approach with providers. In addition, the majority of our hospital contracts include a pay-for-performance component where reimbursement levels are linked to improved clinical performance, patient safety and medical error reduction.
Our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by health care, quality and cost. Our Enhanced Personal Health Care program augments traditional fee-for-service with shared savings opportunities for providers when actual health care costs are below projected costs, and providers meet specific quality measures. The quality measures are based on nationally accepted, credible standards (e.g., NCQA, the American Diabetes Association and the American Academy of Pediatrics) and span preventive, acute and chronic care. We understand, however, that payment incentives alone are insufficient to create the large-scale, system-wide transformation required to achieve meaningful impacts on cost, quality and member experience. Accordingly, we invested in care delivery transformation and population health management support structures to help providers succeed under value-based payment models. This support includes our web-based population health management technology and teams of dedicated expert consultants who work alongside providers, sharing best practices, and helping them leverage our data to the benefit of their patients. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit (e.g., purchasing an electronic health record or hiring care management nurses), all of which have been shown to reduce health care costs and improve care outcomes. Since the launch of Enhanced Personal Health Care, we now have arrangements with provider organizations covering 52% of our PCPs and have rolled this program out in each of the fourteen states where we operate as a licensee of the BCBSA.
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
Precertification:    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the services being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for common high-tech radiology studies, including cardiac diagnostic testing, addressing an area of historically significant cost trends. Through our American Imaging Management, Inc. subsidiary, doing business as AIM Specialty Health, or AIM, we promote appropriate, safe and affordable member care in imaging as well as oncology, sleep management and specialty pharmacy benefits. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage our provider communities and members in more effective and efficient use of outpatient services.
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
Provider Cost Comparison Tools: Through Estimate Your Cost, Anthem Care Comparison and other tools, our members can compare cost estimates and quality data for common services at contracted providers, with cost estimates for facility, professional and ancillary services. These cost estimates bundle related services typically performed at the time of the procedure, not just for the procedure itself. Users can review cost data for over 400 procedures in 49 states. Members can also estimate out-of-pocket costs based on a member’s own benefit coverage, deductible, and out-of-pocket maximum. We also offer information on overall facility ratings and patient experience using trusted third party data. We continue to work on enhancing and evolving our tools to assist members in making informed and value-based health care decisions. In addition, we collaborate with an external independent vendor to support employers wanting to purchase a transparent and consumer engagement web solution with certain additional functionality.
Personal Health Care Guidance:    These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs. Examples of services include member and physician messaging, providing access to evidence-based medical guidelines, physician quality profiling, and other consulting services.
Anthem Health Guide: Anthem Health Guide integrates customer service with clinical and wellness coaching to provide easier navigation of health care services for our members. Members are supported by a team of nurses, coaches, educators, and social workers using voice, click-to-chat, secure email and mobile technology. Our Smart Engagement Platform supports this integrated team using our smart engagement triggers for speech recognition, preventative and clinical gaps in care and highlighting when we have members who are identified for current health care support. Anthem Health Guide is fully integrated with our specialty products, such as dental, vision and other supplemental products, to ensure members can optimize their benefits.
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
Case Management is an advanced care management program that reaches out to participants with multiple health care issues who are at risk for frequent and high levels of medical care in order to offer support and assistance in managing their health care needs. Case Management identifies candidates through claims analysis using predictive modeling techniques, the use of health risk assessment data, utilization management reports and referrals from a physician or one of our other programs, such as the 24/7 NurseLine.

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
Behavioral Health Case Management is an integrated component of the health plan, supporting a wide range of members who are impacted by their behavioral health condition including specialty areas such as eating disorders, anxiety, depression and substance use. The program assists members and their families with obtaining appropriate behavioral health treatment, offering community resources, providing education and telephonic support, and promoting provider collaboration.
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
Health Care Quality Initiatives
Increasingly, the health care industry is able to define quality health care based on preventive health measurements, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to work with our network physicians and hospitals to improve the quality and outcomes of the health care services provided to our members. Our ability to promote quality medical care has been recognized by NCQA, the largest and most respected national accreditation program for managed care health plans.
Several quality health care measures, including the Healthcare Effectiveness Data and Information Set, or HEDIS®, have been incorporated into NCQA’s accreditation processes. HEDIS® measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For health plans, NCQA’s highest accreditation status of Excellent is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS® results that are in the highest range of national or regional performance. Details for each of our plans’ accreditation levels can be found at www.ncqa.org.
We have created an innovative program called the State Health Index, or SHI, to quantify and track our success in improving the health of our communities. SHI presents a comprehensive picture of a community’s health within the states served by our affiliated health plans. It is compiled from public data and includes 18 health indicators in five domains:

Maternity and Prenatal Care, Preventive Care, Lifestyle, Disability and Behavioral Health, and Morbidity/Mortality. The metrics are utilized to identify opportunities for health improvement and leverage our strengths to collaborate with community coalitions, patient advocacy organizations, and local and state public health departments. We analyze states' performance measures and prioritize measures for focused improvement. Together with Anthem Foundation, Inc. and state leadership, we create or enhance programs that aim to improve the health of the entire population in these states – not just for our members.
Our wholly-owned health outcomes research subsidiary, HealthCore, Inc., or HealthCore, generates consistent and actionable evidence to support decision making while helping to guide fresh initiatives for a range of stakeholders in the healthcare industry. By leveraging a rich array of medical and pharmacy utilization data queried from administrative claims, patient surveys, medical charts and laboratory diagnostics, among other health records, HealthCore’s multi-disciplinary research teams uncover a broad spectrum of safety, effectiveness, pharmacoepidemiology, and health economics evidence. HealthCore’s real world evidence and comparative effectiveness research, among other data, has played roles in the product planning and development campaigns of biotechnology and pharmaceutical companies and today it lists most of the leading biologics and drug manufacturers as clients or alliance partners. Its health plan research has led to better insights into evidence-based treatment approaches, the development of value-based initiatives to drive access and adherence to treatment, and the crafting of incentives to modify patient and provider behavior. One of HealthCore’s predominant initiatives is its governmental and academic collaborations that include cooperation with some of the country’s top institutions and federal agencies, including the Food and Drug Administration, or FDA, Patient-Centered Outcomes Research Institute, and the National Institutes of Health. HealthCore is also an active contributor to the FDA's medical product safety surveillance Sentinel program. Additionally, HealthCore has taken a thought-leadership position in the development of pragmatic clinical trials. As a notable contributor to the health outcomes evidence base, HealthCore’s research findings are broadly disseminated during presentations at national and international medical meetings and are published in a variety of respected peer-reviewed medical and health services journals.
Our AIM subsidiary supports quality by implementing clinical appropriateness and patient safety solutions for advanced imaging procedures, cardiology, sleep medicine, specialty pharmaceuticals, medical oncology, radiation therapy and musculoskeletal services. These programs, based on widely accepted and evidence-based clinical guidelines, promote the most appropriate use of clinical services to improve the quality of overall health care delivered to our members and members of other health plans that are covered under AIM’s programs. To provide additional impact to its clinical appropriateness program, AIM has also implemented a provider assessment program, OptiNet®, which promotes more informed selection of diagnostic imaging and testing facilities by providing cost and facility information to physician offices at the point that a procedure is ordered. We have also leveraged AIM’s provider network assessment information to proactively engage and educate our members about imaging providers and sleep testing choices based on site capabilities and cost differences. This program is another example of how we facilitate improvements in the quality of care provided to our members and promote cost effective medical care.
Pricing and Underwriting of Our Products
We price our products based on our assessment of current health care claim costs and emerging health care cost trends, combined with charges for administrative expenses, risk and profit, including charges for the ACA taxes and fees, where applicable. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our profitability goals and strategies.
In applying our pricing to each employer group and customer, we maintain consistent, competitive, disciplined underwriting standards. We employ our proprietary accumulated actuarial and financial data in determining underwriting and pricing parameters for both our fully-insured and self-funded business.
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
Regulation
General
Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system have been and will continue to be significantly affected by the ACA and subsequent legislative and regulatory changes at the federal and state levels. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

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
Regulation of Insurance Company and HMO Business Activity
The governments of the states in which we conduct business, as well as the federal government, have adopted laws and regulations that govern our business activities in various ways. Further, the ACA has resulted in increased federal regulation that significantly impacts our business. These laws and regulations, which vary significantly from state to state, restrict how we conduct our businesses and result in additional burdens and costs to us. These federal and state laws and regulations are subject to amendments and changing interpretations in each jurisdiction.
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
Ongoing Requirements and Changes Stemming from the ACA
The ACA significantly changed health insurance markets by prohibiting lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers including changes to Medicare Advantage payments and the minimum medical loss ratio, or MLR, provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. In addition, the ACA also required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public exchanges for Individuals and Small Groups, the availability of premium and cost-sharing subsidies for qualified individuals, and expansions in eligibility for Medicaid. Changes to our business environment are likely to continue for the next several years as elected officials at the national and state levels continue to propose and enact significant modifications to existing laws and regulations, including the reduction of the individual mandate to zero effective January 1, 2019, elimination of funding for cost-sharing subsidies made available for qualified individuals, and changes to taxes and fees.
In general, the Individual market risk pool that includes public exchange markets has become less healthy since its inception in 2014. The reduction of the individual mandate penalty to zero, effective in 2019, is also expected to result in further deterioration of the overall Individual market risk pool. In October 2017, the President signed an Executive Order that requires regulatory agencies to issue regulations loosening the restrictions on association health plans, short-term limited duration insurance and health reimbursement accounts. Pursuant to that Executive Order, in January 2018, the U.S. Department of Labor, or DOL, released a proposed rule on association health plans, and in February 2018, the DOL, the U.S. Department of Treasury, or TRE, and the U.S. Department of Health and Human Services, or HHS, issued a proposed rule on short-term limited duration insurance. The Executive Order and the regulations issued thereunder may provide additional opportunities for sole proprietors and small employers to access more affordable health coverage options, but may also result in additional adverse risk selection. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and significantly reduced our participation footprint, and we will continue to evaluate the performance of our public exchange plans going forward. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
Further, implementation of the ACA brings with it significant oversight responsibilities by health insurers that may result in increased governmental audits, increased assertions of False Claims Act violations, and an increased risk of other litigation.
Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly. Some of the more significant rules are described below:

•	The minimum MLR thresholds by line of business for the Commercial market, as defined by HHS, are as follows:

Line of Business	%
Large Group	85
Small Group	80
Individual	80
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
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D plans. Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan's MLR is below 85% for five consecutive years.
HHS also finalized a rule in April 2016 that requires state Medicaid programs to set managed care capitation rates such that a minimum 85% MLR is projected to be achieved. However, this rule does not require states to collect remittances if the minimum MLR is not achieved.
Approximately 61.3% and 21.5% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2017. Approximately 61.6% and 20.2% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2016.

•
The ACA created an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star Ratings System, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the star ratings system can be modified by CMS annually. As of December 31, 2017, all of our Medicare Advantage plans have received a rating of 3.0 or higher.

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

•
In 2014 significant new taxes and fees became effective for health insurers, some of which may or may not be passed through to customers. The most significant of the taxes and fees is the annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased general and administrative and tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $11.3 billion for each of 2015 and 2016, was suspended for 2017, has resumed and increased to $14.3 billion for 2018 and is suspended for 2019.

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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, includes a number of financial reforms and regulations that affect our business and financial reporting, including margin requirements and reporting and clearing transactions for our investments in derivative instruments. In addition, the Dodd-Frank Act creates a Federal Insurance Office, with limited powers that include information-gathering and subpoena authority for certain parts of our business, including life insurance, but excluding health insurance. There remains uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies, and the full extent of the impact of the requirements on our operations is unclear, especially in light of the Trump administration's January 2017 executive order calling for a full review of the Dodd-Frank Act and the regulations promulgated thereunder.
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
The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In addition, a number of states have adopted data security laws and/or regulations regulating data security and/or requiring security breach notification, which may apply to us in certain circumstances.
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the DOL. ERISA regulates certain aspects of the relationships between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act, or RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2017, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC requirements.
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
As discussed in Note 13, “Commitments and Contingencies,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we are exposed to guaranty fund assessments related to the insolvency of Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments are likely to occur.
Employees
At December 31, 2017, we had approximately 56,000 full-time employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.
Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. Our Internet website is www.antheminc.com. We have included our Internet website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our Internet website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, by mail or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. Anthem, Inc. is an Indiana corporation incorporated on July 17, 2001.
ITEM 1A. RISK FACTORS.
The following is a description of significant factors that could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition, and results of operations, and you should carefully consider them and not place undue reliance on any forward-looking statements. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.
The ACA and ongoing changes in federal and state laws and regulations could adversely affect our business, cash flows, financial condition and results of operations.
The ongoing changes in federal and state laws and regulations stemming from the ACA continue to represent significant challenges to the U.S. health care system. In addition, these laws impose significant fees, assessments and taxes on us and other health insurers, health plans and other industry participants.
One of our most significant costs under the ACA is the annual industry-wide HIP Fee. The total amount due from allocations to health insurers was $11.3 billion for each of 2015 and 2016, was suspended for 2017, has resumed and increased to $14.3 billion for 2018 and is suspended for 2019. We recognized $1.2 billion as our portion of the HIP Fee in each of 2015 and 2016. The HIP Fee is not deductible for income tax purposes and is allocated pro rata among us and other industry participants based on net premiums written. As we are one of the nation's largest health benefits companies, we expect our share of the ACA fees, assessments and taxes will continue to be significant. We may not be able to include or recoup all or a portion of these fees, assessments and taxes in our premium or public program rates.
Current federal law stemming from the ACA imposes regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; minimum MLR and customer rebate requirements; a federal rate review process; a requirement to cover preventive services on a first dollar basis; the utilization of public exchanges to offer Individual and Small Group products; and greater limitations on how we price certain of our products. In addition, the legislation reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time and limits the amount of executive compensation that is deductible for income tax purposes.
In general, the Individual market risk pool that includes public exchange markets has become less healthy since its inception in 2014. The reduction of the individual mandate penalty to zero, effective in 2019, is also expected to result in further deterioration of the overall Individual market risk pool. Additionally, the President signed an Executive Order on October 12, 2017 that requires regulatory agencies to issue regulations loosening the restrictions on association health plans, short-term limited duration insurance and health reimbursement accounts. Pursuant to that Executive Order, in January 2018, the DOL released a proposed rule on association health plans, and in February 2018, the DOL, TRE and HHS issued a proposed rule on short-term limited duration insurance. The Executive Order and the regulations issued thereunder may provide additional opportunities for sole proprietors and small employers to access more affordable health coverage options, but may also result in additional adverse risk selection. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and geographic participation, and we will continue to evaluate the performance of our public exchange plans going forward. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.

Although the ACA has been substantially implemented, further regulations and modifications to the ACA at the federal or state level will likely have significant effects on our business and future operations, some of which may adversely affect our results of operations.
Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
We are subject to significant government regulation, and changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations.
Our business is subject to regulation at the federal and state level. In addition to the ACA and efforts to significantly modify the ACA, we face regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters.
Our insurance, managed health care and HMO subsidiaries are subject to extensive regulation and supervision by regulatory authorities in each state in which they are licensed or authorized to do business, in addition to regulation by federal agencies. Future regulatory action by state or federal authorities could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, a number of our subsidiaries are also subject to regulation by CMS and state Medicaid agencies, and to changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements, benefit coverage requirements and additional governmental participation which could also adversely affect our business, cash flows, financial condition and results of operations.
State legislatures will continue to focus on health care delivery and financing issues, especially given proposals to modify, repeal or replace the ACA. State ballot initiatives can also be put to voters that would substantially impair our operating environment, such as the "single payer" ballot initiative that was defeated in Colorado in 2016. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate cost increases. As such, some states have acted to reduce or limit increases to premium payments. Others have enacted, or are contemplating, significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. If enacted into law, these state proposals could have a material adverse impact on our business, cash flows, operations or financial condition.
A number of states in which we offer Medicaid products have indicated their current decision to opt out of Medicaid expansion under the ACA, at least for the present time. Where states allow certain programs to expire or opt out of Medicaid expansion, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations significantly reduce the Medicaid expansion program, this will negatively impact our Medicaid business.
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

Our inability to predict and contain health care costs, implement increases in premium rates on a timely basis, appropriately price our public exchange products, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business, cash flows, financial condition and results of operations.
Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics including the aging population, inflation, new technologies and therapies, increases in the cost and number of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, cash flows, financial condition and results of operations.
Relatively small differences between predicted and actual health care costs as a percentage of premium revenues can result in significant changes in our results of operations. In addition, public exchange markets are currently experiencing significant disruptions, as many insurers have incurred significant losses, and we and other insurers have announced our withdrawal from all or a portion of the public exchange markets in a number of states. For 2017, we experienced lower profits than our long-term projections in our public exchange business, as this market continues to draw individuals who have a higher risk profile or utilization rate than the pool of participants anticipated by the effected pricing for these public exchange products. Although we increased our public exchange premiums for 2018, reduced our geographic participation and modified our products, there can be no assurance that these changes will adequately address the risk that our products continue to be selected by individuals who utilize medical services at a greater rate than anticipated or that we will incur losses in public exchange markets.
In general, health care benefit costs in excess of our cost projections reflected in our fully insured product pricing cannot be recovered in the current premium period through higher premiums. Although federal and state premium and risk adjustment mechanisms could help offset health care benefit costs in excess of our projections if our assumptions (including assumptions for government premium and risk adjustment payments) utilized in setting our premium rates are significantly different than actual results, our income statement and financial position could be adversely affected. Future modifications to or enactment of laws and regulations that impact our product pricing and required product benefits can impact our profitability in future periods.
In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, we must submit data on all proposed rate increases to HHS for monitoring purposes on many of our products. In addition, the ACA includes an annual rate review requirement to prohibit unreasonable rate increases, and our plans may be excluded from participating in the public exchanges if they are deemed to have a history of “unreasonable” rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates, including retroactive decreases in Medicaid reimbursement rates, delays in premium payments or reimbursement rate increases for government-sponsored programs that are lower than the increase in cost of care trends. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.
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
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and other health care providers. Physicians, hospitals and other health care providers may elect not to contract with us, and the failure to secure or maintain cost-effective health care provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among health care providers, ACO practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our business, cash flows, financial condition and results of operations could be adversely affected.
Our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, may not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render, which can result in significant litigation or arbitration proceedings, or provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged.
A significant reduction in the enrollment in our health benefits programs could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits programs could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; a general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain health care coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes, including the reduction of the individual mandate to zero effective January 1, 2019; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed health care services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, ACA-related Medicaid expansion programs and various specialty programs. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members through our affiliated companies and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in MMPs in several states. These programs in our Government Business segment have been the subject of recent regulatory reform initiatives, including the ACA. It is difficult to predict the future impact of the ACA on our Government Business segment due to the ACA’s potential for further modifications. Regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The base premium rate paid by each state or federal agency differs depending upon a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future Medicare and Medicaid rates may be affected by continued government efforts to contain costs as well as federal and state budgetary constraints. If the federal government or any state in which we operate were to decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends or seek an adjustment to previously negotiated rates, it could have a material adverse effect on our business, cash flows, financial condition and results of operations. Further, certain state contracts are subject to cancellation in the event of the unavailability of state funds. In addition, various states’ MMPs are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. An unexpected reduction, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.

A portion of our premium revenue comes from CMS through our Medicare Advantage and Medicare Part D contracts. As a consequence, our Medicare Advantage and Medicare Part D plans are dependent on federal government funding. The premium rates paid to Medicare plans are established based on benchmarks which are now tied to a percentage of Medicare fee for service rates, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories and risk scores. In addition, Medicare Advantage, Medicare Part D plans and MMPs are subject to MLR rules. Continuing government efforts to contain health care related expenditures, including prescription drug cost, and other federal budgetary constraints that result in changes in the Medicare program, including changes with respect to funding, could lead to reductions in the amount of reimbursement, or other changes that could have a material adverse effect on our business, cash flows, financial condition and results of operations. Examples of risks that may be associated with the Medicare Advantage and Medicare Part D plans include increased medical or pharmaceutical costs, overpayments identified as a result of ongoing auditing and monitoring activities, potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, and limited enrollment periods. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations. There is also the possibility that Special Needs Plans, which are authorized through December 31, 2018, will not be re-authorized by Congress. If Special Needs Plans are not re-authorized, there could be a loss of revenue and it would become more difficult to coordinate Medicare benefits with other coverage. Finally, there is the possibility that the Medicare Advantage program could be significantly impacted by any future modification, repeal or replacement of the ACA.
Our revenue on Medicare policies is based on bids submitted in June the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results.
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties, liquidated damages and retrospective adjustments in payments made to our health plans that could impact our profitability. In addition, we could be required to file a corrective plan of action with additional penalties for noncompliance, including a negative impact on future membership enrollment levels. Further, certain of our CMS and state Medicaid contracts are subject to a competitive procurement process. If our existing contracts are not renewed, if we are not awarded new contracts as a result of the competitive procurement process, or if we lose members under an existing contract as a result of a post-award challenge, it could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Further, the Medicare Advantage Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our results of operations, as higher rated plans tend to experience increased enrollment and plans with a star rating of 4.0 or higher are eligible for quality-based bonus payments. Our star ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. If our star ratings fall below 4.0 for a significant portion of our Medicare Advantage membership, fail to meet or exceed our competitors’ ratings or fall short of our expectations, or if quality-based bonus payments associated with star ratings are reduced or eliminated, our financial performance may be adversely impacted.
In addition to the contractual requirements affecting our participation in Medicaid and Medicare programs, we are also subject to various federal and state health care laws and regulations, including those directed at preventing fraud, abuse and discrimination in government funded programs. Failure to comply with these laws and regulations could result in investigations, litigation, fines, restrictions on, or exclusions from, program participation, the imposition of corporate integrity agreements or other agreements with a federal or state governmental agency that could adversely impact our business, cash flows, financial condition and results of operations.

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
Our Medicare and Medicaid contracts are also subject to minimum MLR audits. If a Medicare Advantage, MMP or Medicare Part D contract pays minimum MLR rebates for three consecutive years it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years it will be terminated by CMS.
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
We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our health care products, particularly with respect to individuals, seniors and small employer group customers. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address the ACA and other legislation, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.
A change in our health care product mix may impact our profitability.
Our health care products that involve greater potential risk generally tend to be more profitable than administrative services products and those health care products where the employer groups assume the underwriting risks. Individuals and small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products. In addition, our products sold on the public exchanges have been less profitable than our other insurance products. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our cash flows, financial condition and results of operations.
If we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to grow may be adversely affected.
As a result of significant changes to traditional health insurance in recent years brought about by the ACA and other factors, the health insurance industry has experienced a significant shift in membership to insurance products with lower margins. Moreover, the significant modification, repeal or replacement of the ACA could have far-reaching consequences for our business. In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our specialty products, such as dental, vision and other supplemental products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products from our competitors, our ability to profitably grow our business could be adversely affected.
We face risks related to litigation.
We are, or may in the future, be a party to a variety of legal actions that may affect our business, such as employment and employment discrimination-related suits, administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of health care benefits; the rescission of health insurance policies; development or application of medical policies; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business or corporate governance practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets (including as a result of the terminated Cigna Merger Agreement, or as more fully described under Note 13, Commitments and Contingencies - Litigation, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges to the award of government contracts by disappointed bidders. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic (including injunctive relief), treble or punitive damages may be sought. Although we maintain insurance coverage for some of these potential liabilities, some liabilities and damages may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. Any adverse judgment against us resulting in such damage awards could result in negative publicity and have an adverse effect on our cash flows, results of operations and financial condition.
Further, litigation brought against the federal and some state governments over the ACA could have a material adverse effect on our business, cash flows, financial condition and results of operations as changes to the ACA resulting from this litigation create uncertainty over the applicability and enforceability of portions of the law and the various regulations, which impacts our strategy and could negatively impact our future growth opportunities.
Cigna’s pursuit of litigation in connection with the Cigna Merger Agreement, together with our own litigation against Cigna, could cause us to incur substantial costs, may present material distractions and, if decided adverse to Anthem, could negatively impact our financial position.
As described in Note 13, Commitments and Contingencies - Litigation, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 14, 2017, Cigna commenced litigation against us in the Delaware Court for a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful and seeking damages against us. We promptly filed our own litigation against Cigna seeking to compel Cigna’s specific performance of the Cigna Merger Agreement and damages against Cigna. On May 11, 2017, the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement. On May 12, 2017, we delivered to Cigna a notice terminating the Cigna Merger Agreement. The litigation in Delaware continues. These lawsuits could result in substantial costs to us, including litigation costs and potential settlement and judgment costs. Further, due to the potential significance of the allegations and damages claimed by Cigna, we expect that our officers will spend substantial time focused on the litigation. Our defense against Cigna’s claims, the pursuit of our claims or the settlement, or failure to reach a settlement, for any claims may result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
As a holding company, we are dependent on dividends from our subsidiaries. These dividends are necessary to pay our outstanding indebtedness. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.
We are a holding company whose assets include the outstanding shares of common stock (or other ownership interest) of our subsidiaries including our intermediate holding companies and regulated insurance and HMO subsidiaries. Our subsidiaries are separate legal entities. As a holding company, we depend on dividends and administrative expense reimbursements from our subsidiaries. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares or pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
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

We have substantial indebtedness outstanding and may incur additional indebtedness in the future in connection with acquisitions or otherwise. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities.
Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations, or may not be available on commercially reasonable terms.
We may also incur future debt obligations, in connection with acquisitions or otherwise, that might subject us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our credit facilities or other indebtedness. If we default under our credit agreement, the lenders could cease to make further extensions of credit or cause all of our outstanding debt obligations under our credit agreement to become immediately due and payable, together with accrued and unpaid interest. If the indebtedness under our notes or our credit agreement or our other indebtedness is accelerated, we may be unable to repay or finance the amounts due, on commercially reasonable terms, or at all.
A downgrade in our credit ratings could have an adverse effect on our business, cash flows, financial condition and results of operations.
Claims-paying ability and financial strength and debt ratings by nationally recognized statistical rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. We believe our strong credit ratings are an important factor in marketing our products to customers, since credit ratings information is broadly disseminated and generally used by customers and creditors. In addition, if our credit ratings are downgraded or placed under review, our business, cash flows, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and creditors, and are not evaluations directed toward the protection of investors in our common stock. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future.
The health benefits industry is subject to negative publicity, which could adversely affect our business cash flows, financial condition and results of operations.
The health benefits industry is subject to negative publicity, which can arise from, among other things, the ongoing debate over the ACA, industry consolidation, increases in premium rates and the decision of many insurers to withdraw from, or significantly curtail participation in, public exchanges. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by adversely affecting our ability to market our products and services, requiring us to change our products and services, or increasing the regulatory oversight under which we operate. In addition, as long as we use the BCBS names and marks in marketing our health benefits products and services, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Negative public perception or publicity of the health benefits industry in general, BCBSA, or other BCBSA licenses, or us or our key vendors in particular, could adversely affect our business, cash flows, financial condition and results of operations.
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
In addition, we cannot ensure that we will be able to identify, prevent or contain the effects of additional cyber attacks or other cybersecurity risks in the future that bypass our security measures or disrupt our information technology systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access, remain a priority for us. Noncompliance with any privacy or security laws and regulations, or any security breach, cyber attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential member information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could result in interruptions to our operations and damage our reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
The failure to effectively maintain and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. As a result of our merger and acquisition activities, we have acquired additional systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards including public exchanges and other aspects of the ACA, compliance with legal requirements, private insurance exchanges and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to adequately implement and maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive and cost disadvantages to us compared to our competitors, a diversion of management’s time and could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain our information systems and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership.
We are dependent on the success of our relationships with third parties for various services and functions, including PBM services.
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements, and we could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.
In particular, we are a party to an agreement with Express Scripts whereby Express Scripts is the exclusive provider of certain PBM services to our plans, currently excluding our HealthSun and America's 1st Choice subsidiaries, our CareMore operations in the state of Arizona and certain self-insured members, who have agreements with different PBM service providers. The Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Our failure to meet certain minimum script volume requirements would result in financial penalties that could have a material adverse effect on our results of operations. The failure of either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. As more fully described under Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we filed suit against Express Scripts in March 2016 alleging breaches of the agreement, and Express Scripts filed a countersuit.
In connection with the expiration of the Express Scripts agreement and the transition of PBM services to CVS Health commencing on January 1, 2020, if Express Scripts fails to provide adequate transition and post-termination services as required by the Express Scripts agreement, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. For additional information on the agreement with CVS Health, see “General,” in Part I, Item 1 of this Annual Report on Form 10-K.
Our future obligations for state guaranty association assessments could increase in the event of increased insolvencies of health insurance plans.
Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when a health insurance issuer becomes insolvent. Most state insolvency or guaranty association laws provide for assessments based upon the amount of premiums received on insurance underwritten within such state. Although health insurance company insolvencies have been infrequent, we have experienced increased assessments in recent years after a number of smaller health insurance companies and Consumer Operated and Oriented Plans failed to establish premiums that were sufficient to cover the cost of care for their members. We may continue to experience increased assessments in the future if premiums established by other companies for their health insurance products, including certain long-term care products, are inadequate to cover the cost of care. We are not currently able to estimate our potential financial obligations, losses, or the availability of potential offsets associated with potential increases in guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition and results of operations.
There are various risks associated with providing healthcare services.
The direct provision of health care services by certain of our subsidiaries involves risks of additional litigation arising from medical malpractice actions based on our treatment decisions or brought against us or our physician associates for alleged malpractice or professional liability claims arising out of the delivery of health care and related services. In addition, liability may arise from maintaining health care premises that serve the public. If we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our business, cash flows, financial condition and results of operations.
Additionally, many states in which certain of our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws, including those covering our Medicare and Medicaid plans, prohibit the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities, including, but not limited to, Medicare patients, and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity. Any enforcement actions by governmental officials alleging non-compliance with these rules and regulations could adversely affect our business, cash flows, financial condition and results of operations.
We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
We use the BCBS names and marks as identifiers for our products and services under licenses from the BCBSA. Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, including: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the BCBS system in contracts with third parties and in public statements; plan governance requirements; cybersecurity requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to health care plans and related services within its service areas must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that at least two-thirds of a licensee’s annual combined national net revenue, as defined by the BCBSA, attributable to health care plans and related services must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.
The standards under the license agreements may be modified in certain instances by the BCBSA. For example, from time to time there have been proposals considered by the BCBSA to modify the terms of the license agreements to restrict various potential business activities of licensees. These proposals have included, among other things, a limitation on the ability of a licensee to make its provider networks available to insurance carriers or other entities not holding a Blue Cross or Blue Shield license. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2017, we provided services to approximately 30.6 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Upon the occurrence of an event causing termination of the license agreements, we would no longer have the right to use the BCBS names and marks or to sell BCBS health insurance products and services in one or more of our service areas. Furthermore, the BCBSA would be free to issue a license to use the BCBS names and marks in these service areas to another entity. Our existing BCBS members would be provided with instructions for obtaining alternative products and services licensed by the BCBSA. Events that could cause the termination of a license agreement with the BCBSA include, without limitation, failure to comply with minimum capital requirements imposed by the BCBSA, failure to comply with governance requirements such as maintaining a classified board structure, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace.
Upon termination of a license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $3.0 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
The following are some of the risks associated with mergers, acquisitions, joint ventures and strategic alliances, referred to collectively as business combinations, that could have a material adverse effect on our business, cash flows, financial condition and results of operations:

•	some of the business combinations may not achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects and other anticipated benefits;

•	the goodwill or other intangible assets established as a result of our business combinations may be incorrectly valued or become non-recoverable;

•	we may assume liabilities that were not disclosed to us or which were under-estimated;

•
we may experience difficulties in integrating business combinations, be unable to integrate business combinations successfully or as quickly as expected, and be unable to realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

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
Due largely to our past mergers, acquisitions and divestitures, goodwill and other intangible assets represent a substantial portion of our assets. If we make additional acquisitions, it is likely that we will record additional intangible assets on our consolidated balance sheets. The value we place on intangible assets may be adversely impacted if business combinations fail to perform in a manner consistent with our assumptions.
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
In addition, the estimated value of our reporting units may be impacted as a result of business decisions we make associated with any future changes to laws and regulations. Such decisions, which could unfavorably affect our ability to support the carrying value of certain goodwill and other intangible assets, could result in impairment charges in future periods.
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
Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.
The market values of our investments vary from time to time depending on economic and market conditions. For various reasons, we may sell certain of our investments at prices that are less than the carrying value of the investments. During periods in which interest rates are relatively low, as in recent years, our investment income could be adversely impacted. In addition, in periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. In periods of rising interest rates, the market values of our fixed maturity securities will generally decrease, which could result in material unrealized or realized losses on investments in future periods. In addition, defaults by issuers, primarily from investments in corporate and municipal bonds, who fail to pay or perform their obligations, could reduce net investment income, which would adversely affect our profitability. We cannot assure you that our investment portfolios will produce positive returns or maintain their present values.

In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Current and long-term available-for-sale investment securities represented a significant percentage of our total consolidated assets at December 31, 2017.
Changes in the economic environment, including periods of increased volatility of the securities markets, can increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Over time, the economic and market environment may provide additional insight into the value of our investment securities, which could change our judgment regarding the fair value of certain securities and/or impairment. Given the sometimes rapidly changing market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.
Changes in U.S. tax laws and regulations could have a material adverse effect on our business, cash flow, financial condition and results of operations.
Changes in tax laws and regulations, or changes in the interpretation of tax laws and regulations by federal and/or state authorities may have a material adverse effect on our business, cash flows, financial condition or results of operations. The federal government recently enacted H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act, which contains many significant changes to federal income tax laws, the consequences of which have not yet been fully determined. For additional discussion of the Tax Cuts and Jobs Act, see Note 7, “Income Taxes,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in corporate tax rates and the deductibility of expenses contained in the Tax Cuts and Jobs Act or other tax reform legislation could have a material impact on the future value of our deferred tax assets and deferred tax liabilities, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items could have a material adverse effect on our business, cash flow, financial condition and results of operations.
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
Any future increase in our valuation allowance would result in additional income tax expense and a decrease in shareholders’ equity, which could materially affect our financial position and results of operations in the period in which the increase occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.
We face intense competition to attract and retain employees. Further, managing key executive transition, succession and retention is critical to our success.
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
We would be adversely affected if we fail to adequately plan for succession of our Chairman, President and Chief Executive Officer and other senior management and retention of key executives. While we have succession plans in place for members of our senior management, and continue to review and update those plans, and we have employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract, transition and retain suitable successors.
Indiana law, other applicable laws, our articles of incorporation and bylaws, and provisions of our BCBSA license agreements may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interest.
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
Our articles of incorporation restrict the beneficial ownership of our capital stock in excess of specific ownership limits. The ownership limits restrict beneficial ownership of our voting capital stock to less than 10% for institutional investors and less than 5% for non-institutional investors, both as defined in our articles of incorporation. Additionally, no person may beneficially own shares of our common stock representing a 20% or more ownership interest in us. These restrictions are intended to ensure our compliance with the terms of our licenses with the BCBSA. Our articles of incorporation prohibit ownership of our capital stock beyond these ownership limits without prior approval of a majority of our continuing directors (as defined in our articles of incorporation). In addition, as discussed above in the risk factor describing our license agreements with the BCBSA, such license agreements are subject to termination upon a change of control and a re-establishment fee would be imposed upon termination of the license agreements.
Certain other provisions included in our articles of incorporation and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider to be in their best interests. In particular, our articles of incorporation and bylaws: divide our Board of Directors into three classes serving staggered three-year terms (which is required by our license agreement with the BCBSA); permit our Board of Directors to determine the terms of and issue one or more series of preferred stock without further action by shareholders; restrict the maximum number of directors; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; prohibit shareholders from calling special meetings of shareholders; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; and prohibit shareholders from amending certain provisions of our bylaws.

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
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA, in each state where Amerigroup conducts business and in certain other states where our other subsidiaries operate. A majority of these locations are leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Prices
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ANTM.” On February 9, 2018, the closing price on the NYSE was $231.71. As of February 9, 2018, there were 63,695 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2017
First Quarter	$170.79	$140.50
Second Quarter	194.94	163.87
Third Quarter	198.98	179.40
Fourth Quarter	236.39	182.31
2016
First Quarter	$144.69	$115.63
Second Quarter	148.00	122.91
Third Quarter	143.18	122.52
Fourth Quarter	148.26	114.85
Dividends
The cash dividend declared by our Board of Directors was $0.650 per share for each of the first and second quarters of 2017 and $0.700 per share for each of the third and fourth quarters of 2017. The quarterly cash dividend declared by our Board of Directors was $0.650 and $0.625 per share in 2016 and 2015, respectively. On January 30, 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.750 per share.
We regularly review the appropriate use of capital, including acquisitions, common stock and debt security repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Further, our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our subsidiaries, including Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC, Anthem Partnership Holding Company, LLC, SellCore, Inc., Legato Holdings I, Inc. and Newco Holdings, Inc. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2017 to October 31, 2017	991,701	$190.43	989,900	$2,352.0
November 1, 2017 to November 30, 2017	250,400	219.60	249,900	2,297.1
December 1, 2017 to December 31, 2017	524,817	226.95	524,244	7,178.1
	1,766,918		1,764,044

1
Total number of shares purchased includes 2,874 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2017, we repurchased 10,518,545 shares at a cost of $1,997.7 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $5,000.0 on December 7, 2017. Between January 1, 2018 and February 9, 2018, we repurchased 660,010 shares at a cost of $156.6, bringing our current availability to $7,021.5 at February 9, 2018. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2012 through December 31, 2017, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2012 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
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

	December 31,
	2012	2013	2014	2015	2016	2017
Anthem, Inc.	$100	$155	$213	$241	$253	$402
S&P 500 Index	100	132	151	153	171	208
S&P Managed Health Care Index	100	148	198	241	288	415

Based upon an initial investment of $100 on December 31, 2012 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2017. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2017 included in Part II, Item 8 “Financial Statements and Supplementary Data,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31
	2017 [1]	2016	2015 [1]	2014 [2]	2013 [2]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[3]	$89,061.2	$84,194.0	$78,404.8	$73,021.7	$70,191.4
Total revenues	90,039.4	84,863.0	79,156.5	73,874.1	71,023.5
Income from continuing operations	3,842.8	2,469.8	2,560.0	2,560.1	2,634.3
Net income	3,842.8	2,469.8	2,560.0	2,569.7	2,489.7
Per Share Data
Basic net income per share - continuing operations	$14.70	$9.39	$9.73	$9.28	$8.83
Diluted net income per share - continuing operations	14.35	9.21	9.38	8.96	8.67
Dividends per share	2.70	2.60	2.50	1.75	1.50
Other Data (unaudited)
Benefit expense ratio[4]	86.4%	84.8%	83.3%	83.1%	85.1%
Selling, general and administrative expense ratio[5]	14.2%	14.9%	16.0%	16.1%	14.2%
Income from continuing operations before income tax expense as a percentage of total revenues	4.4%	5.4%	5.9%	5.9%	5.4%
Net income as a percentage of total revenues	4.3%	2.9%	3.2%	3.5%	3.5%
Medical membership (in thousands)	40,244	39,919	38,599	37,499	35,653
Balance Sheet Data
Cash and investments[6]	$25,179.0	$23,262.7	$21,064.5	$22,061.6	$21,107.0
Total assets	70,540.0	65,083.1	61,717.8	61,676.3	59,095.3
Long-term debt, less current portion	17,382.2	14,358.5	15,324.5	14,019.6	13,477.4
Total liabilities	44,037.1	39,982.7	38,673.7	37,425.0	34,330.1
Total shareholders’ equity	26,502.9	25,100.4	23,044.1	24,251.3	24,765.2

1	The net assets of and results of operations for HealthSun and Simply Healthcare are included from their respective acquisition dates of December 21, 2017 and February 17, 2015, respectively.

2
The operating results of 1-800 CONTACTS, Inc. are reported as discontinued operations at December 31, 2014 and 2013 as a result of the divestiture completed on January 31, 2014. Included in net income for the year ended December 31, 2014 is income from discontinued operations, net of tax, of $9.6. Included in net income for the year ended December 31, 2013 is a loss from discontinued operations, net of tax, of $144.6.

3	Operating revenue is obtained by adding premiums, administrative fees and other revenue.

4	The benefit expense ratio represents benefit expenses as a percentage of premium revenue.

5	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

6	Cash and investments is obtained by adding cash and cash equivalents, current and long-term fixed maturity securities and current and long-term equity securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 (In Millions, Except Per Share Data or As Otherwise Stated Herein)
  References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term "states" include the District of Columbia, unless the context otherwise requires.
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
Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare guidance.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP®. Medicaid makes federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Our Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with end stage renal disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with, and in some cases approved by, state insurance departments. Most of the premium for Medicare Advantage is paid directly by the federal government on behalf of the participant who may also be charged a small premium. Additionally, through our alliance partnership engagements with larger provider groups and BCBS plans, we offer a variety of Medicaid services that include joint ventures, administrative service offerings, and full-risk arrangements. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our Other segment includes other businesses that do not individually meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to either of our other reportable segments.
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
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members and our medical management and health and wellness programs. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, as well as advances in medical technology, may impose further risks to our ability to profitably underwrite our business, and may have a material adverse impact on our results of operations.
On December 22, 2017, the federal government enacted a tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. At December 31, 2017, we had not completed our accounting for the tax effects resulting from the enactment of the Tax Cuts and Jobs Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of those balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was a non-recurring benefit of $1,108.3 and is included as a component of income tax expense.
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage Plans, America’s 1st Choice currently serves approximately one hundred and thirty thousand members in twenty-five Florida and three South Carolina counties. The acquisition of America's 1st Choice aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations.
On December 21, 2017, we completed our acquisition of HealthSun Health Plans, Inc., or HealthSun, which serves approximately forty thousand members in the state of Florida through its Medicare Advantage Plans, which received a five-star rating from the Centers for Medicare & Medicaid Services, or CMS. The HealthSun acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, as well as various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In October 2017, we announced that we are establishing a new pharmacy benefits manager, or PBM, called IngenioRx, and have entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, to begin offering a full suite of PBM solutions starting on January 1, 2020, which coincides with the conclusion of our current agreement with Express Scripts.
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Cigna Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. On February 14, 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. We believe Cigna’s allegations are without merit. Also on February 14, 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Cigna Merger Agreement, specific performance compelling Cigna to comply with the Cigna Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. On April 28, 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the merger. On May 11, 2017, the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement. On May 12, 2017, we delivered to Cigna a notice terminating the Cigna Merger Agreement. For additional information about these lawsuits, see Note 13, “Commitments and Contingencies - Litigation,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On February 17, 2015, we completed our acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare, a leading managed care company for people enrolled in Medicaid and Medicare programs in the state of Florida. This acquisition aligns with our strategy for continued growth in our Government Business segment.
For additional information related to the acquisitions of America's 1st Choice, HealthSun and Simply Healthcare, see Note 3, “Business Acquisitions" included in Part II, Item 8 of this Annual Report on Form 10-K.
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels have proposed significant modifications to existing laws and regulations, including the potential repeal or replacement of the ACA and the reduction or elimination of federal subsidies made available through the ACA for certain public exchange Individual products, including the discontinuance of the cost-sharing reduction subsidy effective October 2017. As a result of the complexity of the ACA, its impact on healthcare in the United States and the continuing modification and interpretation of the ACA rules, we will continue to evaluate the impact of the ACA as additional guidance is made available. For additional discussion, see Part I, Item 1 “Business - Regulation,” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Product pricing remains competitive and we strive to price our healthcare benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes has positioned us to benefit from the potential growth opportunities available through entry into new markets, expansions in existing markets and as a result of any subsequent changes to the current regulatory scheme. We believe that our pricing strategy, brand name and network quality will provide a strong foundation for membership growth opportunities in the future.
In the Individual and Small Group markets, we offer on-exchange products through state or federally facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal subsidies are available for certain members, subject to income and family size, who purchase public exchange products. During 2017, we notified various state regulators of our decision to dramatically reduce our participation in the Individual ACA-compliant marketplaces within their respective states. The uncertainty around, and subsequent termination of, the federal funding of the cost-sharing reduction subsidy available through the ACA was an important factor as we evaluated the appropriate level of our marketplace participation. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. In 2018, we will continue to offer Individual ACA-compliant products in 56 of the 143 rating regions in which we operate.
Private exchanges have gained visibility in the marketplace based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, in more recent years the Commercial market has received an increased level of attention from the consulting and broker communities as well as health insurance carriers. In response, we have continued our broad-based strategy of offering our own private exchange, Anthem Health Marketplace, consumer experience platform to groups, while also participating in four large national consultant-led exchanges, several regional broker-led exchanges and various Individual, Commercial and Medicare exchanges. To date, adoption levels in the Commercial market overall have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain in this space, we continue to believe we are well positioned to adapt with the market as it evolves.
Current federal law stemming from the ACA imposes regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; minimum medical loss ratio, or MLR, and customer rebate requirements; establishment of a mandatory annual Health Insurance Provider Fee, or HIP Fee; a federal rate review process; a requirement to cover preventive services on a first dollar basis; the utilization of public exchanges to offer Individual and Small Group products; and greater limitations on how we price certain of our products. In addition, the legislation reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time and limits the amount of executive compensation that is deductible for income tax purposes.
As a result of the ACA, the U.S. Department of Health and Human Services, or HHS, issued MLR regulations that require us to meet minimum MLR thresholds for Large Group, Small Group and Individual lines of business. Plans that do not meet the minimum thresholds will have to pay a MLR rebate. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the MLR rebate calculation. However, certain components of the MLR calculation as defined by HHS cannot be classified consistently under U.S. generally accepted accounting principles, or GAAP. While considered benefit expense or a reduction of premium revenue by HHS, certain of these costs are classified as other types of expense, such as income tax expense or general and administrative expense, in our GAAP basis financial statements. Accordingly, the benefit expense ratio determined using our consolidated GAAP operating results is not comparable to the MLR calculated under HHS regulations.
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D prescription drug plans, or Medicare Part D. Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan's MLR is below 85% for five consecutive years.
The ACA imposed an annual HIP Fee on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased general and administrative and tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $11,300.0 for each of 2015 and 2016, was suspended for 2017, has resumed and increased to $14,300.0 for 2018 and is suspended for 2019. For the years ended December 31, 2016 and 2015, we recognized $1,176.3 and $1,207.5, respectively, as general and administrative expense related to the HIP Fee. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017.
These and other provisions of the ACA are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of the ACA including any substantial changes to existing laws or regulations that may impact our business. For additional discussion regarding the ACA, see Part I, Item 1 “Business—Regulation” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates, impose new taxes or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. In March 2017, long term care insurance writers Penn Treaty Network America Insurance Company and its subsidiary, American Network Insurance Company (collectively, Penn Treaty), were ordered to be liquidated by the Pennsylvania state court, which had jurisdiction over the Penn Treaty rehabilitation proceeding. We and other insurers will be obligated to pay a portion of their policyholder claims through state guaranty association assessments in future periods. We estimated our portion of these net assessments for the insolvency of Penn Treaty to be approximately $253.8 and recorded the estimate as a general and administrative expense. Payment of the assessments will be largely recovered through premium billing surcharges and premium tax credits over future years.
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
Executive Summary
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.2 medical members through our affiliated health plans as of December 31, 2017. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in varying counties as BCBS, Blue Cross or Empire BlueCross BlueShield HealthPlus), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Maryland, Nevada, New Jersey, New Mexico, Tennessee, Texas, Washington and Washington, D.C. In addition, we conduct business through our Simply Healthcare and HealthSun subsidiaries in Florida. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Connecticut, Iowa, Nevada, Tennessee and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
Operating revenue for the year ended December 31, 2017 was $89,061.2, an increase of $4,867.2, or 5.8%, from the year ended December 31, 2016. The increase in operating revenue was primarily a result of higher premium revenue in both our Government Business and Commercial & Specialty Business segments, and, to a lesser extent, increased administrative fee revenue in our Commercial & Specialty Business segment.
Net income for the year ended December 31, 2017 was $3,842.8, an increase of $1,373.0, or 55.6%, from the year ended December 31, 2016. The increase in net income was primarily a result of lower income tax expense and an increase in net earnings from investment activities. The increase in net income was partially offset by lower operating results in both our Government Business and Commercial & Specialty Business segments and losses realized on extinguishment of debt.
Our diluted earnings per share, or EPS, for the year ended December 31, 2017 was $14.35, an increase of $5.14, or 55.8%, from the year ended December 31, 2016. Our diluted shares for the year ended December 31, 2017 were 267.8, a decrease of 0.3, or 0.1% compared to the year ended December 31, 2016. The increase in EPS resulted from the increase in net income, and to a lesser extent, the lower number of shares outstanding in 2017.
Operating cash flow for the year ended December 31, 2017 was $4,184.8, or 1.1 times net income. Operating cash flow for the year ended December 31, 2016 was $3,270.2, or 1.3 times net income. The increase in operating cash flow from 2016 of $914.6 was primarily attributable to an increase in premium receipts as a result of both rate increases across our businesses designed to cover overall cost trends, and growth in membership. The increase in cash flow was partially offset by an increase in claims payments due to higher medical cost experience and growth in membership. The increase was further offset by an increase in spend to support our growth initiatives, the timing of provider capitation payments for pass-through funding under the California Medicaid contract and the timing of certain state Medicaid payments.
Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate operating gain, a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 19, "Segment Information," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by delivering excellent service, offering competitively priced products, providing access to high quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
Significant Transactions
The significant transactions that have occurred over the last three years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Acquisition of America's 1st Choice (2018);

•	Acquisition of HealthSun (2017);

•	Acquisition of Simply Healthcare (2015); and

•
Board of Directors declaration of dividends on common stock (2013 through January 2018); authorization for repurchases of our common stock (2017 and prior); and debt repurchases and new debt issuance (2017 and prior).

For additional information regarding these transactions, see Note 3, “Business Acquisitions,” Note 12, "Debt" and Note 14, “Capital Stock,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP®. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup, CareMore, HealthSun and Simply Healthcare members as well as HealthLink and UniCare members predominantly outside of our BCBSA service areas, and effective February 12, 2018, our America's 1st Choice members.

•
Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare members and Employer Group Medicare Advantage members, or retired members of Local Group accounts who have selected a Medicare Advantage product. Local Group accounts are generally sold through brokers or consultants working with industry specialists from our in-house sales force and are offered both on and off the public exchanges. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, our reputation and our ability to effectively service large complex accounts. Local Group accounted for 39.4%, 38.7% and 39.5% of our medical members at December 31, 2017, 2016 and 2015, respectively.

•
Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the exchanges. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 3.9%, 4.2% and 4.3% of our medical members at December 31, 2017, 2016 and 2015, respectively.

•
National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We believe we have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies at their competitive local market rates. In addition, Employer Group Medicare Advantage members related to National Accounts groups are reported as part of National Accounts membership. National Accounts represented 19.1%, 19.4% and 19.1% of our medical members at December 31, 2017, 2016 and 2015, respectively.

•
BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 13.7%, 13.9% and 14.0% of our medical members at December 31, 2017, 2016 and 2015, respectively.

•
Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans, or MMPs. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage Special Needs Plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare, which was established as a result of the passage of the ACA. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 3.8%, 3.6% and 3.7% of our medical members at December 31, 2017, 2016 and 2015, respectively.

•
Medicaid membership represents eligible members who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 16.1%, 16.4% and 15.3% of our medical members at December 31, 2017, 2016 and 2015, respectively.

•
FEP® members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP® business accounted for 3.9%, 3.9% and 4.1% of our medical members at December 31, 2017, 2016 and 2015, respectively.

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two principal funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some self-funded customers choose to purchase stop loss coverage to limit their retained risk.
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2017, 2016 and 2015. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2017 vs. 2016		2016 vs. 2015
(In thousands)	2017	2016	2015	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	15,870	15,429	15,241	441	2.9%	188	1.2%
Individual	1,588	1,664	1,675	(76)	(4.6)%	(11)	(0.7)%
National:
National Accounts	7,683	7,741	7,355	(58)	(0.7)%	386	5.2%
BlueCard®	5,521	5,550	5,407	(29)	(0.5)%	143	2.6%
Total National	13,204	13,291	12,762	(87)	(0.7)%	529	4.1%
Medicare	1,545	1,438	1,439	107	7.4%	(1)	(0.1)%
Medicaid	6,475	6,527	5,914	(52)	(0.8)%	613	10.4%
FEP®	1,562	1,570	1,568	(8)	(0.5)%	2	0.1%
Total Medical Membership	40,244	39,919	38,599	325	0.8%	1,320	3.4%
Funding Arrangement
Self-Funded	24,966	24,688	23,666	278	1.1%	1,022	4.3%
Fully-Insured	15,278	15,231	14,933	47	0.3%	298	2.0%
Total Medical Membership	40,244	39,919	38,599	325	0.8%	1,320	3.4%
Reportable Segment
Commercial & Specialty Business	30,662	30,384	29,678	278	0.9%	706	2.4%
Government Business	9,582	9,535	8,921	47	0.5%	614	6.9%
Total Medical Membership	40,244	39,919	38,599	325	0.8%	1,320	3.4%
Other Membership
Life and Disability Members	4,700	4,732	4,849	(32)	(0.7)%	(117)	(2.4)%
Dental Members	5,864	5,486	5,206	378	6.9%	280	5.4%
Dental Administration Members	5,342	5,294	5,282	48	0.9%	12	0.2%
Vision Members	6,867	6,388	5,641	479	7.5%	747	13.2%
Medicare Advantage Part D Members	702	629	622	73	11.6%	7	1.1%
Medicare Part D Standalone Members	318	350	371	(32)	(9.1)%	(21)	(5.7)%
December 31, 2017 Compared to December 31, 2016
Medical Membership (in thousands)
During the year ended December 31, 2017, total medical membership increased 325, or 0.8%, primarily due to increases in our Local Group and Medicare membership, partially offset by decreases in our Individual, National Accounts, Medicaid and BlueCard® membership.

Self-funded medical membership increased 278, or 1.1%, primarily due to new sales and growth in our existing Large Group accounts, partially offset by lower activity from BlueCard® membership and the loss of a large multi-state employer group contract in our National Accounts.
Fully-insured membership increased 47, or 0.3%, primarily due to higher sales during Medicare open enrollment, new sales in Large Group accounts and Medicare membership acquired through the acquisition of HealthSun. These increases were partially offset by attrition in both our non-ACA-compliant and ACA-compliant off-exchange Individual product offerings.
Local Group membership increased 441, or 2.9%, primarily due to new sales and growth in our existing Large Group accounts.
Individual membership decreased 76, or 4.6%, primarily due to attrition in both our non-ACA-compliant and ACA-compliant off-exchange product offerings, partially offset by growth in our ACA-compliant on-exchange product offerings.
National Accounts membership decreased 58, or 0.7%, primarily due to the loss of a large multi-state employer group contract, partially offset by new sales.
BlueCard® membership decreased 29, or 0.5%, primarily due to lower membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 107, or 7.4%, primarily due to higher sales during open enrollment, membership acquired through the acquisition of HealthSun and growth in certain existing Medicare Advantage markets.
Medicaid membership decreased 52, or 0.8%, primarily due to membership reverification processes and the impact of a new entrant in one of our existing markets, partially offset by new business expansions.
FEP® membership decreased 8, or 0.5%, primarily due to reduced federal hiring to replace retirees.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership decreased 32, or 0.7%, primarily due to higher lapses in our fully-insured Local Group business.
Dental membership increased 378, or 6.9%, primarily due to new sales and increased penetration in our Local Group and National Account businesses.
Dental administration membership increased 48, or 0.9%, primarily due to membership expansion under current contracts.
Vision membership increased 479, or 7.5%, primarily due to new sales and increased penetration in our National Accounts, Local Group and Medicare product offerings.
Medicare Advantage Part D membership increased 73, or 11.6%, primarily due to membership acquired through the acquisition of HealthSun and higher sales during open enrollment.
Medicare Part D standalone membership decreased 32, or 9.1%, primarily due to our product repositioning strategies in certain markets.
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
FEP® membership increased 2, or 0.1%, primarily due to higher sales during the open enrollment.
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
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the year ended December 31, 2017 for our Local Group fully-insured business only.
For the full year 2017, underlying Local Group medical cost trend was approximately 6.5%. We are updating the reporting of our underlying Local Group medical cost trend in 2018 to reflect the "allowed amount", or contractual rate, paid to providers. The previous methodology was based on the "paid amount," which is the "allowed amount" less copays and deductibles. We believe using the allowed amount is a better indicator of overall healthcare trend and therefore a more informative metric. Under the "allowed amount," we anticipate the Local Group medical cost trend will be in the range of 5.5% to 6.5% in 2018. If 2017 was calculated on a consistent basis with the updated methodology in 2018, Local Group medical cost trends would have been approximately 5.5%.
Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trend which can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud.

Consolidated Results of Operations
Our consolidated summarized results of operations for the years ended December 31, 2017, 2016 and 2015 are discussed in the following section.

				Change
	Years Ended December 31			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Total operating revenue	$89,061.2	$84,194.0	$78,404.8	$4,867.2	5.8%	$5,789.2	7.4%
Net investment income	866.5	779.5	677.6	87.0	11.2%	101.9	15.0%
Net realized gains on financial instruments	144.8	4.9	157.5	139.9	2,855.1%	(152.6)	(96.9)%
Other-than-temporary impairment losses on investments	(33.1)	(115.4)	(83.4)	82.3	71.3%	(32.0)	(38.4)%
Total revenues	90,039.4	84,863.0	79,156.5	5,176.4	6.1%	5,706.5	7.2%
Benefit expense	72,236.2	66,834.4	61,116.9	5,401.8	8.1%	5,717.5	9.4%
Selling, general and administrative expense	12,649.6	12,557.9	12,534.8	91.7	0.7%	23.1	0.2%
Other expense[1]	1,189.8	915.3	873.8	274.5	30.0%	41.5	4.7%
Total expenses	86,075.6	80,307.6	74,525.5	5,768.0	7.2%	5,782.1	7.8%
Income before income tax expense	3,963.8	4,555.4	4,631.0	(591.6)	(13.0)%	(75.6)	(1.6)%
Income tax expense	121.0	2,085.6	2,071.0	(1,964.6)	(94.2)%	14.6	0.7%
Net income	$3,842.8	$2,469.8	$2,560.0	$1,373.0	55.6%	$(90.2)	(3.5)%

Average diluted shares outstanding	267.8	268.1	272.9	(0.3)	(0.1)%	(4.8)	(1.8)%
Diluted net income per share	$14.35	$9.21	$9.38	$5.14	55.8%	$(0.17)	(1.8)%
Benefit expense ratio[2]	86.4%	84.8%	83.3%		160bp3		150bp3
Selling, general and administrative expense ratio[4]	14.2%	14.9%	16.0%		(70)bp3		(110)bp3
Income before income tax expense as a percentage of total revenues	4.4%	5.4%	5.9%		(100)bp3		(50)bp3
Net income as a percentage of total revenues	4.3%	2.9%	3.2%		140bp3		(30)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and gain/loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2017, 2016 and 2015 were $83,647.7, $78,860.1 and $73,385.1, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Total operating revenue increased $4,867.2, or 5.8%, to $89,061.2 in 2017, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were due, in part, to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership growth in our Medicare Advantage and Large Group product offerings. The increase in premiums was partially offset by the impact of the HIP Fee suspension for 2017, as we did not price affected products to cover any HIP Fee related expense in the current year. Additionally, declines in membership in both our non-ACA-compliant and ACA-compliant off-exchange Individual businesses, lower favorable adjustments to prior year estimates for the ACA risk adjustment premium stabilization program and declines in membership in our National Accounts business partially offset the overall increase in premiums. The increase in administrative fees primarily resulted from membership growth in our self-funded Large Group business.

Net investment income increased $87.0, or 11.2%, to $866.5 in 2017, primarily due to higher income from alternative investments and higher investment yields on fixed maturity securities, partially offset by lower dividend yields on equity securities.
Net realized gains on financial instruments increased $139.9, or 2,855.1%, to $144.8 in 2017, primarily due to a decrease in net realized losses on derivative financial instruments and an increase in net realized gains on sales of fixed maturity securities, partially offset by a decrease in net realized gains on sales of equity securities.
Other-than-temporary impairment losses on investments decreased $82.3, or 71.3%, to $33.1 in 2017, primarily due to a decrease in impairment losses on fixed maturity securities.
Benefit expense increased $5,401.8, or 8.1%, to $72,236.2 in 2017, primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicare Advantage and Large Group business product offerings. These increases were partially offset by the impact of membership declines in both our non-ACA-compliant and ACA-compliant off-exchange Individual product offerings.
Our benefit expense ratio increased 160 basis points to 86.4% in 2017. The increase in the ratio was largely driven by the loss of revenue associated with the HIP Fee suspension for 2017, higher medical cost experience in our Medicare business and adjustments to prior year estimates for the ACA risk adjustment premium stabilization program. The increase in the ratio was partially offset by improved medical cost experience in our Individual business.
Selling, general and administrative expense increased $91.7, or 0.7%, to $12,649.6 in 2017. The increase in expense was due, in part, to an increase in spend to support our growth initiatives, the recognition of a guaranty fund assessment related to the liquidation order of Penn Treaty, an increase in performance-based incentive compensation and a legal settlement accrual related to settlement of the 2015 cyber attack class action litigation. For additional information regarding the Penn Treaty liquidation and the cyber attack and related settlement, see Note 13, “Commitments and Contingencies - Other Contingencies,” and “Commitments and Contingencies - Cyber Attack Incident,” respectively, to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These increases were partially offset by lower ACA fees, primarily as a result of the suspension of the HIP Fee for 2017 and, to a lesser extent, the expiration of the fees for the ACA temporary reinsurance premium stabilization program that ended on December 31, 2016. The increases were further offset by lower selling, general and administrative costs related to expense efficiency initiatives and lower transaction costs related to the terminated Cigna Merger Agreement.
Our selling, general and administrative expense ratio decreased 70 basis points to 14.2% in 2017. The decrease in the ratio was due, in part, to the lower ACA fees discussed above, lower selling, general and administrative costs related to expense efficiency initiatives and growth in operating revenue. These decreases were partially offset by an increase in spend to support our growth initiatives, the impact of the Penn Treaty guaranty fund assessment, an increase in performance-based incentive compensation and the accrual related to the settlement of the 2015 cyber attack class action litigation.
Other expense increased $274.5, or 30.0%, to $1,189.8 in 2017, primarily due to losses on debt extinguishment. For additional information related to our borrowings, refer to the subsequent section herein titled "Liquidity and Capital Resources - Debt."
Income tax expense decreased $1,964.6, or 94.2%, to $121.0 in 2017, primarily due to the effect of the Tax Cuts and Jobs Act, the suspension of the non-tax deductible HIP Fee for 2017 and the favorable impact of our recognition of tax benefits for prior acquisition costs incurred related to the terminated Cigna Merger Agreement. For the year ended December 31, 2017, we recognized a non-recurring income tax benefit of $1,108.3 related to the remeasurement of our deferred tax balance pursuant to the Tax Cuts and Jobs Act. For the year ended December 31, 2016, we recognized additional income tax expense of $411.7 related to the HIP Fee. The decrease in income tax expense was further due to the recognition of excess tax benefits during the year ended December 31, 2017 from the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. For additional information related to the adoption of ASU 2016-09, see Note 2, “Basis of Presentation of Significant Accounting Policies - Recently Adopted Accounting Guidance” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, during the year ended December 31, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017.

The effective tax rates in 2017 and 2016 were 3.1% and 45.8%, respectively. The decrease in the effective tax rate was primarily due to the effect of the Tax Cuts and Jobs Act, suspension of the HIP Fee, the deduction of the prior acquisition costs incurred related to the terminated Cigna Merger Agreement, the excess tax benefits from the adoption of ASU 2016-09 and the additional 2016 California deferred state tax expense, discussed above.
Our net income as a percentage of total revenue increased 140 basis points to 4.3% in 2017 as compared to 2016 as a result of all factors discussed above.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Total operating revenue increased $5,789.2, or 7.4% to $84,194.0 in 2016, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were largely due to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership increases in our Medicaid and ACA-compliant off- and on-exchange Individual business product offerings. Additionally, adjustments to accruals for the ACA risk adjustment premium stabilization program and increased reimbursed benefit utilization in our FEP® business contributed to the increase in premiums. The increase in premiums was partially offset by declines in fully-insured membership in our Small Group business and lapses in non-ACA-compliant Individual business product offerings. The increase in administrative fees primarily resulted from membership growth and rate increases for self-funded members in our National Accounts and Large Group businesses.
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
Our benefit expense ratio increased 150 basis points to 84.8% in 2016. The increase in the ratio was largely driven by our Medicaid business due to increases in medical cost experience that exceeded the impact of premium rate adjustments, higher than expected medical cost experience in the Iowa market, which we began serving in 2016, and increases in membership as our Medicaid business has a higher benefit expense ratio than our consolidated average. The increase in the ratio was further due to higher medical costs experience in our Individual and Local Group businesses. These increases were partially offset by adjustments to estimates of prior year accruals related to the ACA risk adjustment premium stabilization program and improved medical cost performance in our Medicare business.
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
Other expense increased $41.5, or 4.7%, to $915.3 in 2016, primarily due to higher interest expense in 2016 driven by amortization of the fees incurred for the bridge facility commitment letter and joinder agreement entered into during the third quarter of 2015 to partially fund a portion of the consideration under the now terminated Cigna Merger Agreement. The increase in interest expense was partially offset by a decrease in amortization of intangible assets.
Income tax expense increased $14.6, or 0.7%, to $2,085.6 in 2016. The effective tax rates in 2016 and 2015 were 45.8% and 44.7%, respectively. The increase in income tax expense and the effective tax rate was primarily due to the increase in non-deductible pre-acquisition costs incurred in connection with the now terminated Cigna Merger Agreement and the increase in our California deferred state tax expense resulting from new legislation in 2016 related to California Managed Care Organizations. The increase was further due to favorable 2015 tax adjustments related to state audit settlements. These increases were partially offset by the non-recurring impact of an adverse California franchise tax ruling recognized in 2015 and a decrease in income before income tax expense.
Our net income as a percentage of total revenue decreased 30 basis points to 2.9% in 2016 as compared to 2015 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial & Specialty Business, Government Business, and Other. Operating gain, which is a non-GAAP measure, is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains on financial instruments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss (gain) on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management.
The discussion of segment results for the years ended December 31, 2017, 2016 and 2015 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 19, “Segment Information,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our Commercial & Specialty Business, Government Business, and Other segments’ summarized results of operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

				Change
	Years Ended December 31			2017 vs. 2016			2016 vs. 2015
	2017	2016	2015	$	%		$	%
Commercial & Specialty Business
Operating revenue	$40,754.1	$38,692.1	$37,570.8	$2,062.0	5.3%		$1,121.3	3.0%
Operating gain	$2,876.1	$3,195.2	$2,854.0	$(319.1)	(10.0)%		$341.2	12.0%
Operating margin	7.1%	8.3%	7.6%		(120	)bp		70	bp
Government Business
Operating revenue	$48,276.2	$45,477.7	$40,813.0	$2,798.5	6.2%		$4,664.7	11.4%
Operating gain	$1,430.2	$1,784.3	$1,978.5	$(354.1)	(19.8)%		$(194.2)	(9.8)%
Operating margin	3.0%	3.9%	4.8%		(90	)bp		(90	)bp
Other
Operating revenue[1]	$30.9	$24.2	$21.0	$6.7	27.7%		$3.2	15.2%
Operating loss[2]	$(130.9)	$(177.8)	$(79.4)	$46.9	(26.4)%		$(98.4)	123.9%

1	Fluctuations not material.

2
Fluctuations are primarily a result of changes in unallocated corporate expenses. The increase in 2016 was primarily due to transaction costs incurred associated with the Cigna Merger Agreement. The decrease in 2017 was primarily due to lower transaction costs incurred associated with the Cigna Merger Agreement as a result of the termination of the Cigna Merger Agreement in May 2017.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Commercial & Specialty Business
Operating revenue increased $2,062.0, or 5.3%, to $40,754.1 in 2017, primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to membership growth in our fully-insured Large Group business and an increase in administrative fees. The increase in administrative fees was primarily due to membership growth in our self-insured Large Group business. The increase in operating revenue was partially offset by the impact of the HIP Fee suspension for 2017, declines in membership in our non-ACA-compliant and ACA-compliant off-exchange Individual businesses, lower favorable adjustments to prior year estimates for the ACA risk adjustment premium stabilization program and declines in membership in our National Accounts business.
Operating gain decreased $319.1, or 10.0%, to $2,876.1 in 2017, primarily due to the recognition of the guaranty fund assessment related to the Penn Treaty liquidation, an increase in spend to support our growth initiatives and adjustments to prior year estimates for the ACA risk adjustment premium stabilization program. The decrease in operating gain was further due to an increase in performance-based incentive compensation and the settlement accrual for the class action litigation related to the 2015 cyber attack. The decrease in operating gain was partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue. The decrease in operating gain was further offset by improved medical cost experience in our Individual businesses.
The operating margin in 2017 was 7.1%, a 120 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $2,798.5, or 6.2%, to $48,276.2 in 2017. The increase in operating revenue was primarily due to premium rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses. The increase was further due to new Medicaid business expansions and membership growth in our Medicare Advantage business. These increases were partially offset by the impact of the HIP Fee suspension for 2017 and Medicaid membership declines resulting from membership reverification processes and the impact of a new entrant in an existing market.
Operating gain decreased $354.1, or 19.8%, to $1,430.2 in 2017, primarily due to the impact of the HIP Fee suspension for 2017 and higher medical cost experience in our Medicare business. The decrease was further due to an increase in performance-based incentive compensation and an increase in spend to support our growth initiatives. These decreases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue.
The operating margin in 2017 was 3.0%, a 90 basis point decrease from 2016, primarily due to the factors discussed in the preceding two paragraphs.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Commercial & Specialty Business
Operating revenue increased $1,121.3, or 3.0%, to $38,692.1 in 2016, primarily due to premium rate increases designed to cover overall cost trends in our Local Group and Individual businesses. The increase was further attributable to adjustments to accruals for the ACA risk adjustment premium stabilization program, membership growth in our ACA-compliant off- and on-exchange Individual business product offerings and increased administrative fees. The increase in administrative fees was primarily due to membership growth and rate increases for self-funded members in our National Accounts and self-funded Large Group businesses. The increase in operating revenue was partially offset by declines in fully-insured membership in our Small Group business and lapses in non-ACA-compliant Individual business product offerings.
Operating gain increased $341.2, or 12.0%, to $3,195.2 in 2016, primarily due to adjustments to accruals for the ACA risk adjustment premium stabilization program and lower selling, general and administrative expense related to expense efficiency initiatives. The increase was further attributable to membership growth in our National Accounts and self-funded

Large Group businesses. These increases were partially offset by higher medical cost experience in our Individual and Local Group businesses and decreases in fully-insured Small Group membership.
The operating margin in 2016 was 8.3%, a 70 basis point increase over 2015, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $4,664.7, or 11.4%, to $45,477.7 in 2016. The increase in operating revenue was primarily due to increased premiums in our Medicaid business as a result of membership growth through new business expansions and organic growth in existing markets. The increase in operating revenue was also due to rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses and increased premiums in our FEP® business, due to increased reimbursed benefit utilization.
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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances. Estimates can require a significant amount of judgment and a different set of assumptions could result in material changes to our reported results.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2017, this liability was $7,991.5 and represented 18.1% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 95.7%, or $7,650.8, of our total medical claims liability as of December 31, 2017; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4.3%, or $340.7, of the total medical claims payable as of December 31, 2017. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.
For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are projected by estimating the claims expense for those months based on recent claims expense levels and healthcare trend levels, or “trend factors.”
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In our comparison to prior periods, the methods and assumptions are not changed as reserves are recalculated; rather, the availability of additional paid claims information drives changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.
We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are materially different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable.
While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2017 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2017, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $191.0, in the December 31, 2017 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the December 31, 2017 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2017, there was a 320 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $376.0, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2017.
See Note 11, “Medical Claims Payable,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2017, 2016 and 2015. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.4% for 2017 and 89.1% for both 2016 and 2015. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during 2017 than in both 2016 and 2015.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2017, this metric was 18.8%, largely driven by favorable trend factor development at the end of 2016 as well as favorable completion factor development from 2016. For the year ended December 31, 2016, this metric was 14.0%, largely driven by favorable trend factor development at the end of 2015. For the year ended December 31, 2015, this metric was 15.1%, largely driven by favorable trend factor development at the end of 2014 as well as favorable completion factor development from 2014.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2017, this metric was 1.8%, which was calculated using the redundancy of $1,164.6. This metric was 1.4% for both 2016 and 2015. These metrics demonstrate a generally consistent level of reserve conservatism.
The following table shows the variance between total net incurred medical claims as reported in Note 11, “Medical Claims Payable,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2016 and 2015 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2016	2015
Total net incurred medical claims, as reported	$65,521.0	$59,908.2
Retrospective basis, as described above	65,206.8	59,858.0
Variance	$314.2	$50.2
Variance to total net incurred medical claims, as reported	0.5%	0.1%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2017 estimate of medical claims payable will be known during 2018.
The 2016 variance to total net incurred medical claims, as reported of 0.5% was greater than the 2015 percentage of 0.1%. The lower 2015 variance was driven by a similar level of prior year redundancies in 2016 associated with 2015 claim payments to the prior year redundancies in 2015 associated with 2014 claims payments. Prior year redundancies in 2017 associated with 2016 claim payments were higher by comparison to the previous year, thus creating a higher 2016 variance.
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
At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

•	the types of temporary differences that created the deferred tax asset;

•	the amount of taxes paid in prior periods and available for a carry-back claim;

•	the tax rate at which the deferred tax assets will likely be utilized at in the future;

•	the forecasted future taxable income, and therefore, likely future deduction of the deferred tax item; and

•	any significant other issues impacting the likely realization of the benefit of the temporary differences.
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
In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and we intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations or financial condition from these matters.
For additional information, see Note 7, “Income Taxes,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2017 was $19,231.2 and other intangible assets were $8,368.4. The sum of goodwill and other intangible assets represented 39.1% of our total consolidated assets and 104.1% of our consolidated shareholders’ equity at December 31, 2017.
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
Fair value is estimated using the projected income and market valuation approaches for goodwill at the reporting unit level and the projected income approach for our indefinite lived intangible assets. Use of the projected income and market valuation approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted-average cost of capital. Market valuations are based on observed multiples of certain measures including revenue, EBITDA, and book value of invested capital (debt and equity) and include market comparisons to publicly traded companies in our industry.
We did not incur any impairment losses as a result of our 2017 annual impairment tests, as the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2017. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months. However, as a result of certain provisions of the ACA, we have experienced lower operating margins in certain lines of business. Those margins could become further compressed with adverse changes in federal and state laws and regulations. As a result, the estimated fair values of certain of our reporting units with goodwill could fall below their carrying values in future periods and if that were to occur, we would be required to record impairment losses at that time.
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
For additional information, see Note 3, "Business Acquisitions" and Note 9, “Goodwill and Other Intangible Assets,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Investments
Current and long-term available-for-sale investment securities were $21,570.1 at December 31, 2017 and represented 30.6% of our total consolidated assets at December 31, 2017. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
Certain FASB other-than-temporary impairment, or OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition, presentation of, and disclosures for OTTIs. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is presented within the other-than-temporary impairment losses recognized in income line item on our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the OTTI is presented within the other-than-temporary impairment losses recognized in income line item on our consolidated statements of income and the non-credit component of the OTTI is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
The credit component of an OTTI is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.
We have a committee of accounting and investment associates and management that is responsible for managing the impairment review process. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in OTTI losses on investments being charged against future income. Given the uncertainty of future market conditions, as well as the significant judgments involved, there is continuing risk that declines in fair value may occur and material OTTI losses on investments may be recorded in future periods.
In addition to available-for-sale investment securities, we held additional long-term investments of $3,343.8, or 4.7% of total consolidated assets, at December 31, 2017. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $17,938.1 at December 31, 2017. The weighted-average credit rating of these securities was “A” as of December 31, 2017. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, investments in mortgage-backed securities and investments in corporate securities of $1,205.1, $0.8 and $0.7, respectively, that are guaranteed by third parties. With the exception of nineteen securities with a fair value of $17.5, these securities are all investment-grade and carry a weighted-average credit rating of “A” as of December 31, 2017. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2017.
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
We obtain only one quoted price for each security from the pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2017 and 2016.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2017 totaled $537.5 and represented approximately 2.2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities, equity securities and structured securities for which observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2017 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.83%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. At the December 31, 2017 measurement date, we changed the discount rate setting methodology from the single equivalent discount rate to the annual spot rate approach. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligation. The spot rate approach produces a more precise measure of service and interest cost, and results in obligations that are equal at the measurement date under both methods. The weighted-average discount rate under the annual spot rate approach was 3.44% at the December 31, 2017 measurement date. The weighted-average discount rate under the single equivalent discount rate approach was 3.77% at the December 31, 2016 measurement date. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
Other Postretirement Benefits
We provide most associates with certain medical, vision and dental benefits upon retirement. We use various actuarial assumptions, including a discount rate and the expected trend in healthcare costs, to estimate the costs and benefit obligations for our retiree benefits.
At our December 31, 2017 measurement date, the selected discount rate for all plans was 3.42% using the annual spot rate approach. At our December 31, 2016 measurement date, the selected discount rate for all plans was 3.82% using the single equivalent discount rate approach.
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2017 measurement date was 8.00% for 2018 with a gradual decline to 4.50% by the year 2028. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2017 measurement date was 6.00% for 2018 with a gradual decline to 4.50% by the year 2028. These estimated trend rates are subject to change in the future. The healthcare cost trend rate assumption affects the amounts reported. For example, an increase in the assumed healthcare cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2017 by $35.0 and would increase service and interest costs by $1.6. Conversely, a decrease in the assumed healthcare cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2017 by $30.3 and would decrease service and interest costs by $1.4.
For additional information regarding our retirement benefits, see Note 10, “Retirement Benefits,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2017 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. During recent years, the federal government and various governmental agencies have taken a number of steps to improve liquidity in the financial markets and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.
We have a $2,500.0 commercial paper program. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our $3,500.0 senior revolving credit facility to redeem any outstanding commercial paper upon maturity. Additionally, we believe the lenders participating in our credit facility would be willing and able to provide financing in accordance with their legal obligations. In addition to the $3,500.0 senior revolving credit facility, we estimate that we will receive approximately $2,200.0 of dividends from our subsidiaries during 2018, which also provides further operating and financial flexibility.
The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31
	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$4,184.8	$3,270.2	$4,211.9
Investing activities	(5,082.4)	(513.9)	(1,151.5)
Financing activities	426.9	(798.6)	(3,093.3)
Effect of foreign exchange rates on cash and cash equivalents	4.3	4.1	(5.3)
(Decrease) increase in cash and cash equivalents	$(466.4)	$1,961.8	$(38.2)
Liquidity—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
During the year ended December 31, 2017, net cash flow provided by operating activities was $4,184.8, compared to $3,270.2 for the year ended December 31, 2016, an increase of $914.6. The increase was primarily attributable to an increase in premium receipts as a result of both rate increases across our businesses designed to cover overall cost trends, and growth in membership. The increase in cash flow was partially offset by an increase in claims payments due to higher medical cost experience and growth in membership. The increase was further offset by an increase in spend to support our growth initiatives, the timing of provider capitation payments for pass-through funding under the California Medicaid contract and the timing of certain state Medicaid payments.

Net cash flow used in investing activities was $5,082.4 during the year ended December 31, 2017, compared to $513.9 for the year ended December 31, 2016. The increase in cash flow used in investing activities of $4,568.5 was primarily due to an increase in net purchases of investments, the acquisition of HealthSun and an increase in purchases of property and equipment. These increases were partially offset by a decrease in collateral held under our securities lending programs.
Net cash flow provided by financing activities was $426.9 during the year ended December 31, 2017, compared to net cash flow used in financing activities of $798.6 for the year ended December 31, 2016. The change in cash flow from financing activities of $1,225.5 primarily resulted from an increase in net proceeds from long-term, short-term and commercial paper borrowings, a decrease in payments on debt-related derivatives and an increase in proceeds from the issuance of common stock under our employee stock plans. These sources of cash were partially offset by cash used for the repurchase of common stock in 2017, an increase in repayments of collateral under our securities lending programs and a decrease in bank overdrafts.
Liquidity— Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
During the year ended December 31, 2016, net cash flow provided by operating activities was $3,270.2, compared to $4,211.9 for the year ended December 31, 2015, a decrease of $941.7. The decrease was primarily attributable to an increase in claims payments due to higher medical cost experience and growth in membership. The decrease was further due to the timing of claim reimbursements from our self-insured customers. These decreases were partially offset by an increase in premium receipts as a result of rate increases across our businesses designed to cover overall cost trends and growth in membership. The decrease was further offset by an increase in pharmacy rebates received.
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
Net cash flow used in financing activities was $798.6 during the year ended December 31, 2016, compared to $3,093.3 for the year ended December 31, 2015. The decrease in cash flow used in financing activities of $2,294.7 primarily resulted from a decrease in common stock repurchases, as we did not repurchase any common stock during the year ended December 31, 2016. The decrease was further due to a reduction in net repayments of short- and long-term borrowings and changes in bank overdrafts. The decrease in cash flow used in financing activities was partially offset by changes in commercial paper borrowings, payments on debt-related derivatives in 2016, a decrease in proceeds from the issuance of common stock under our employee stock plans and a decrease in excess tax benefits from share-based compensation.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $25,179.0 at December 31, 2017. Since December 31, 2016, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,916.3 primarily due to cash generated from operations, net proceeds obtained from long- and short-term borrowings, proceeds from the issuance of common stock under our employee stock plans and net proceeds received from commercial paper borrowings. These increases were partially offset by cash used for the purchase of HealthSun, repurchases of common stock, cash dividends paid to shareholders, purchases of property and equipment and collateral payments and settlements of debt-related derivatives.
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
At December 31, 2017, we held $2,759.8 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

Debt
We generally issue senior unsecured notes, or Notes, for long-term borrowing purposes. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating.
On December 14, 2017, we redeemed the $255.2 remaining outstanding principal balance of our 7.000% Notes due 2019, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $275.0. We recognized a loss on extinguishment of debt of $14.3 for the repurchase of these notes.
On November 21, 2017, we issued $900.0 aggregate principal amount of 2.500% Notes due 2020, $750.0 aggregate principal amount of 2.950% Notes due 2022, $850.0 aggregate principal amount of 3.350% Notes due 2024, $1,600.0 aggregate principal amount of 3.650% Notes due 2027 and $1,400.0 aggregate principal amount of 4.375% Notes due 2047 under our shelf registration statement. Interest on the 2020 Notes is payable semi-annually in arrears on May 21 and November 21 of each year, commencing on May 21, 2018. Interest on the 2022 Notes, the 2024 Notes, the 2027 Notes and the 2047 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The net proceeds were used to fund the acquisitions of HealthSun and America's 1st Choice; redemption of the 7.000% Notes due 2019, discussed above; and redemption of the Tender Notes, discussed below. We intend to use the remaining net proceeds for working capital and general corporate purposes.
On November 14, 2017, we initiated a cash tender offer to purchase any and all of our 7.000% Notes due 2019, or the Any and All Notes, and certain of our 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037, 5.800% Notes due 2040 and 5.100% Notes due 2044, or the Maximum Tender Offer Notes, and collectively with the Any and All Notes, the Tender Notes. On November 21, 2017, we repurchased $185.1 aggregate principal amount of the Any and All Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $199.4. On November 30, 2017, we repurchased $836.3 aggregate principal amount of the Maximum Tender Offer Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $1,095.4. We recognized a loss on extinguishment of debt of $265.6 for the repurchase of the Tender Notes.
On June 15, 2017 and February 15, 2017, we repaid, upon maturity, the $528.8 outstanding balance of our 5.875% Notes and the $400.0 outstanding balance of our 2.375% Notes, respectively.
During the year ended December 31, 2017, $117.3 of the aggregate principal balance of our outstanding senior convertible debentures due 2042, or the Debentures, were surrendered for conversion by certain holders. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $344.8. We recognized a loss on the extinguishment of debt related to the Debentures of $2.5, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2015, we repurchased $920.0 in aggregate principal amount of the Debentures. In addition, $66.6 aggregate principal amount was surrendered for conversion. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $2,055.7 and recognized a gain on the extinguishment of debt of $12.7. There were no repurchases or material conversions during the year ended December 31, 2016.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as the sum of short-term borrowings, plus current portion of long-term debt, plus long-term debt, less current portion, divided by the sum of short-term borrowings, plus current portion of long-term debt, plus long-term debt, less current portion, plus total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 42.9% and 38.5% as of December 31, 2017 and 2016, respectively.
Our senior debt is rated “A” by S&P Global, “BBB” by Fitch Ratings, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. If our credit ratings are downgraded, our business, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
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
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. There were no amounts outstanding under the Facility at December 31, 2017 or 2016.
In August 2017, we entered into two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $450.0. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. We had $450.0 outstanding under these lines of credit at December 31, 2017.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2017 and 2016, we had $803.6 and $629.0, respectively, of borrowings outstanding under our commercial paper program. Commercial paper borrowings are classified as long-term debt as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the Facility described above.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2017 and 2016, $825.0 and $440.0, respectively, were outstanding under our short-term FHLBs borrowings.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the consideration under the now terminated Cigna Merger Agreement. In January 2017, we reduced the size of the bridge facility from $22,500.0 to $19,500.0 and extended the termination date under the Cigna Merger Agreement, as well as the availability of commitments under the bridge facility and term loan facility, to April 30, 2017. We recorded $107.9, $104.0 and $36.8 of interest expense related to the amortization of the bridge loan facility and other related fees during the years ended December 31, 2017, 2016 and 2015, respectively. The commitment of the lenders to provide the bridge facility and term loan facility expired on April 30, 2017.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2,200.0 of dividends to be paid to the parent company during 2018. During 2017, we received $2,268.0 of dividends from our subsidiaries.
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
A summary of the cash dividend activity for the year ended December 31, 2017 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172.2
April 27, 2017	June 9, 2017	June 23, 2017	0.65	171.8
July 25, 2017	September 8, 2017	September 25, 2017	0.70	181.4
October 24, 2017	December 5, 2017	December 21, 2017	0.70	179.5
On January 30, 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.75 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 23, 2018 to the shareholders of record as of March 9, 2018.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On December 7, 2017, the Board of Directors authorized a $5,000.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the period January 1, 2018 through February 9, 2018 (subsequent to December 31, 2017) and for the year ended December 31, 2017 is as follows:

	January 1, 2018 through February 9, 2018	Year Ended December 31, 2017
Shares repurchased	0.7	10.5
Average price per share	$237.35	$189.93
Aggregate cost	$156.6	$1,997.7
Authorization remaining at the end of each period	$7,021.5	$7,178.1
There were no common stock repurchases in 2016.
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.

Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2017 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
On-Balance Sheet:
Debt[1]	$29,967.1	$4,013.6	$3,685.7	$3,374.9	$18,892.9
Other long-term liabilities[2]	1,186.8	47.5	414.2	384.1	341.0
Off-Balance Sheet:
Purchase obligations[3]	1,747.5	995.5	671.5	70.8	9.7
Operating lease commitments	898.5	154.5	269.4	188.6	286.0
Investment commitments[4]	823.8	255.2	360.6	168.4	39.6
Total contractual obligations and commitments	$34,623.7	$5,466.3	$5,401.4	$4,186.8	$19,569.2

1	Includes estimated interest expense.

2
Primarily consists of reserves for future policy benefits, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2017 as a result of the value of the assets in the plans.

3	Includes estimated payments for future services under contractual arrangements from third-party service contracts.

4	Includes unfunded capital commitments for alternative investments.
The above table does not contain $211.5 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. For further information, see Note 7, “Income Taxes,” to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In addition to the contractual obligations and commitments discussed above, we have a variety of other contractual agreements related to acquiring materials and services used in our operations. However, we do not believe these other agreements contain material noncancelable commitments.
We believe that funds from future operating cash flows, cash and investments and funds available under our Facility and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet derivative instruments, guarantee transactions, agreements or other contractual arrangements or any indemnification agreements that will require funding in future periods. We have not transferred assets to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not hold any variable interest in an unconsolidated entity where such entity provides us with financing, liquidity, market risk or credit risk support.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, Risk-Based Capital (RBC) For Health Organizations Model Act, or RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries'

respective RBC levels as of December 31, 2017, which was the most recent date for which reporting was required, were in excess of all mandatory RBC requirements. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information," to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except Per Share Data or As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2017. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Our available-for-sale investment portfolio includes corporate securities which account for 34.7% of the total portfolio at December 31, 2017 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Our equity portfolio is comprised of large capitalization and small capitalization domestic equities, foreign equities, exchange-traded funds and index mutual funds. Our equity portfolio is subject to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation, and consumer confidence. These systemic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in a diversified equity portfolio.
As of December 31, 2017, 83.2% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $829.9 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $844.5 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
As of December 31, 2017, 16.8% of our available-for-sale investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $363.2. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $363.2.
For additional information regarding our investments, see Part II, Item 8, Note 4, “Investments,” to our audited consolidated financial statements and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2017 consists of senior unsecured notes, remarketable subordinated notes, convertible debentures, commercial paper and subordinated surplus notes by one of our insurance subsidiaries. At December 31, 2017, the carrying value and estimated fair value of our long-term debt was $18,656.8 and $20,834.4, respectively. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2017, we recorded a net liability of $12.2, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps' fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $63.6 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $63.6 increase in fair value.
For additional information regarding our derivatives, see Note 5, “Derivative Financial Instruments” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2017, 2016 and 2015

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Anthem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

 We have served as the Company's auditor since 1944.

Indianapolis, Indiana
February 21, 2018

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$3,608.9	$4,075.3
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,054.5 and $16,991.8)	17,377.3	17,163.1
Equity securities (cost of $3,098.1 and $1,076.1)	3,599.2	1,468.5
Other invested assets, current	17.2	15.8
Accrued investment income	162.5	164.5
Premium and self-funded receivables	6,184.9	5,860.8
Other receivables	2,266.5	2,536.6
Income taxes receivable	341.9	168.7
Securities lending collateral	455.1	1,079.8
Other current assets	2,249.3	1,781.8
Total current assets	36,262.8	34,314.9
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $556.0 and $524.6)	560.8	524.4
Equity securities (cost of $26.7 and $27.2)	32.8	31.4
Other invested assets, long-term	3,343.8	2,240.5
Property and equipment, net	2,174.9	1,977.9
Goodwill	19,231.2	17,561.2
Other intangible assets	8,368.4	7,964.9
Other noncurrent assets	565.3	467.9
Total assets	$70,540.0	$65,083.1

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,991.5	$7,892.6
Reserves for future policy benefits	69.9	71.8
Other policyholder liabilities	2,950.3	2,221.1
Total policy liabilities	11,011.7	10,185.5
Unearned income	860.3	971.9
Accounts payable and accrued expenses	5,024.4	4,014.9
Security trades pending payable	112.6	93.5
Securities lending payable	454.4	1,078.9
Short-term borrowings	1,275.0	440.0
Current portion of long-term debt	1,274.6	928.4
Other current liabilities	3,343.0	3,581.3
Total current liabilities	23,356.0	21,294.4
Long-term debt, less current portion	17,382.2	14,358.5
Reserves for future policy benefits, noncurrent	647.3	666.1
Deferred tax liabilities, net	1,726.5	2,779.9
Other noncurrent liabilities	925.1	883.8
Total liabilities	44,037.1	39,982.7

Commitments and contingencies—Note 13
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 256,084,913 and 263,747,395	2.6	2.6
Additional paid-in capital	8,547.4	8,805.1
Retained earnings	18,054.4	16,560.6
Accumulated other comprehensive loss	(101.5)	(267.9)
Total shareholders’ equity	26,502.9	25,100.4
Total liabilities and shareholders’ equity	$70,540.0	$65,083.1

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
	2017	2016	2015
(In millions, except per share data)
Revenues
Premiums	$83,647.7	$78,860.1	$73,385.1
Administrative fees	5,380.4	5,298.8	4,976.6
Other revenue	33.1	35.1	43.1
Total operating revenue	89,061.2	84,194.0	78,404.8
Net investment income	866.5	779.5	677.6
Net realized gains on financial instruments	144.8	4.9	157.5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(34.7)	(147.1)	(99.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	1.6	31.7	16.5
Other-than-temporary impairment losses recognized in income	(33.1)	(115.4)	(83.4)
Total revenues	90,039.4	84,863.0	79,156.5
Expenses
Benefit expense	72,236.2	66,834.4	61,116.9
Selling, general and administrative expense:
Selling expense	1,395.5	1,391.5	1,441.1
General and administrative expense	11,254.1	11,166.4	11,093.7
Total selling, general and administrative expense	12,649.6	12,557.9	12,534.8
Interest expense	739.0	723.0	653.0
Amortization of other intangible assets	168.4	192.3	230.1
Loss (gain) on extinguishment of debt	282.4	—	(9.3)
Total expenses	86,075.6	80,307.6	74,525.5
Income before income tax expense	3,963.8	4,555.4	4,631.0
Income tax expense	121.0	2,085.6	2,071.0
Net income	$3,842.8	$2,469.8	$2,560.0
Net income per share
Basic	$14.70	$9.39	$9.73
Diluted	$14.35	$9.21	$9.38
Dividends per share	$2.70	$2.60	$2.50

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2017	2016	2015
(In millions)
Net income	$3,842.8	$2,469.8	$2,560.0
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	172.5	117.9	(384.3)
Change in non-credit component of other-than-temporary impairment losses on investments	4.4	5.4	(5.6)
Change in net unrealized gains/losses on cash flow hedges	(64.6)	(87.3)	(45.2)
Change in net periodic pension and postretirement costs	51.3	(13.4)	(26.0)
Foreign currency translation adjustments	2.8	2.1	(3.4)
Other comprehensive income (loss)	166.4	24.7	(464.5)
Total comprehensive income	$4,009.2	$2,494.5	$2,095.5

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
	2017	2016	2015
(In millions)
Operating activities
Net income	$3,842.8	$2,469.8	$2,560.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on financial instruments	(144.8)	(4.9)	(157.5)
Other-than-temporary impairment losses recognized in income	33.1	115.4	83.4
Loss (gain) on extinguishment of debt	282.4	—	(9.3)
Loss on disposal of assets	13.0	4.5	16.0
Deferred income taxes	(1,272.1)	126.9	(65.9)
Amortization, net of accretion	779.7	807.8	802.1
Depreciation expense	110.7	104.0	105.8
Impairment of property and equipment	2.5	44.8	1.8
Share-based compensation	169.6	164.6	148.2
Excess tax benefits from share-based compensation	—	(53.5)	(95.8)
Changes in operating assets and liabilities:
Receivables, net	(22.2)	(1,380.5)	(42.9)
Other invested assets	(35.5)	(19.4)	5.9
Other assets	(629.0)	(127.7)	33.8
Policy liabilities	731.6	321.7	193.0
Unearned income	(120.1)	(173.6)	33.9
Accounts payable and accrued expenses	921.8	182.3	(123.4)
Other liabilities	(120.2)	605.7	686.4
Income taxes	(193.9)	178.8	41.5
Other, net	(164.6)	(96.5)	(5.1)
Net cash provided by operating activities	4,184.8	3,270.2	4,211.9
Investing activities
Purchases of fixed maturity securities	(9,794.6)	(10,157.7)	(9,792.0)
Proceeds from fixed maturity securities:
Sales	7,931.7	8,636.0	8,909.2
Maturities, calls and redemptions	1,847.6	1,418.6	1,313.6
Purchases of equity securities	(5,416.3)	(1,476.3)	(1,561.4)
Proceeds from sales of equity securities	3,462.5	1,592.8	1,471.1
Purchases of other invested assets	(1,163.8)	(433.1)	(505.8)
Proceeds from sales of other invested assets	219.0	304.9	85.9
Changes in collateral and settlement of non-hedging derivatives	64.9	(34.5)	(36.5)
Changes in securities lending collateral	624.5	222.0	214.4
Purchases of subsidiaries, net of cash acquired	(2,079.6)	—	(638.9)
Purchases of property and equipment	(799.5)	(583.6)	(638.2)
Proceeds from sales of property and equipment	9.3	—	35.3
Other, net	11.9	(3.0)	(8.2)
Net cash used in investing activities	(5,082.4)	(513.9)	(1,151.5)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	174.6	(53.2)	682.2
Proceeds from long-term borrowings	5,457.8	—	1,226.5
Repayments of long-term borrowings	(2,815.1)	—	(2,697.2)
Proceeds from short-term borrowings	5,835.0	2,400.0	2,760.0
Repayments of short-term borrowings	(5,000.0)	(2,500.0)	(2,620.0)
Changes in securities lending payable	(624.5)	(222.0)	(214.4)
Changes in bank overdrafts	71.0	513.8	(243.8)
Premiums paid on equity call options	—	—	(16.7)
Proceeds from sale of put options	0.9	—	16.6
Repurchase and retirement of common stock	(1,997.7)	—	(1,515.8)
Change in collateral and settlements of debt-related derivatives	(149.0)	(360.4)	—
Cash dividends	(704.9)	(684.0)	(656.6)
Proceeds from issuance of common stock under employee stock plans	225.3	119.4	186.0
Taxes paid through withholding of common stock under employee stock plans	(46.5)	(65.7)	(95.9)
Excess tax benefits from share-based compensation	—	53.5	95.8
Net cash provided by (used in) financing activities	426.9	(798.6)	(3,093.3)
Effect of foreign exchange rates on cash and cash equivalents	4.3	4.1	(5.3)
Change in cash and cash equivalents	(466.4)	1,961.8	(38.2)
Cash and cash equivalents at beginning of year	4,075.3	2,113.5	2,151.7
Cash and cash equivalents at end of year	$3,608.9	$4,075.3	$2,113.5

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value		Retained Earnings
(In millions)
January 1, 2015	268.1	$2.7	$10,062.3	$14,014.4	$171.9	$24,251.3
Net income	—	—	—	2,560.0	—	2,560.0
Other comprehensive loss	—	—	—	—	(464.5)	(464.5)
Premiums for and settlement of equity options	—	—	(14.0)	—	—	(14.0)
Repurchase and retirement of common stock	(10.4)	(0.1)	(382.2)	(1,133.5)	—	(1,515.8)
Dividends and dividend equivalents	—	—	—	(662.4)	—	(662.4)
Issuance of common stock under employee stock plans, net of related tax benefits	3.5	—	308.2	—	—	308.2
Convertible debenture repurchases and conversions	—	—	(1,287.8)	—	—	(1,287.8)
Equity Units contract payments and issuance costs	—	—	(130.9)	—	—	(130.9)
December 31, 2015	261.2	2.6	8,555.6	14,778.5	(292.6)	23,044.1
Net income	—	—	—	2,469.8	—	2,469.8
Other comprehensive income	—	—	—	—	24.7	24.7
Dividends and dividend equivalents	—	—	—	(687.7)	—	(687.7)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	—	249.2	—	—	249.2
Equity Units issuance costs adjustment	—	—	0.3	—	—	0.3
December 31, 2016	263.7	2.6	8,805.1	16,560.6	(267.9)	25,100.4
Net income	—	—	—	3,842.8	—	3,842.8
Other comprehensive income	—	—	—	—	166.4	166.4
Premiums for and settlement of equity options	—	—	0.9	—	—	0.9
Repurchase and retirement of common stock	(10.5)	—	(356.1)	(1,641.6)	—	(1,997.7)
Dividends and dividend equivalents	—	—	—	(707.4)	—	(707.4)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	—	342.5	—	—	342.5
Convertible debenture conversions	—	—	(245.0)	—	—	(245.0)
December 31, 2017	256.1	$2.6	$8,547.4	$18,054.4	$(101.5)	$26,502.9

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 40.2 medical members through our affiliated health plans as of December 31, 2017. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with the Federal Employee Program®, or FEP®.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in varying counties as BCBS, Blue Cross or Empire BlueCross BlueShield HealthPlus), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our AMERIGROUP Corporation, or Amerigroup, subsidiary and other subsidiaries, we conduct business in Florida, Georgia, Iowa, Kansas, Maryland, Nevada, New Jersey, New Mexico, Tennessee, Texas, Washington and Washington, D.C. In addition, we conduct business through our Simply Healthcare Holdings, Inc., or Simply Healthcare, and HealthSun Health Plans, Inc., or HealthSun, subsidiaries in Florida. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Connecticut, Iowa, Nevada, Tennessee and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits. At December 31, 2017 and 2016, we held $91.2 and $157.0, respectively, of customer funds with an offsetting liability in other current liabilities.
Investments: Certain Financial Accounting Standards Board, or FASB, other-than-temporary impairment, or OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition, presentation of, and disclosures for OTTIs. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is presented within the other-than-temporary impairment losses recognized in income line item on our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the OTTI is presented within the other-than-temporary impairment losses recognized in income line item on our consolidated statements of income and the non-credit component of the OTTI is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
The credit component of an OTTI is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.
The unrealized gains or losses on our current and long-term equity securities classified as available-for-sale are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such equity securities until their full cost can be recovered, in which case such equity securities are written down to fair value and the loss is charged to other-than-temporary impairment losses recognized in income.
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
We use the equity method of accounting for investments in companies in which our ownership interest enables us to influence the operating or financial decisions of the investee company. Our proportionate share of equity in net income of these unconsolidated affiliates is reported within net investment income.
For asset-backed securities included in fixed maturity securities, we recognize income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reported within net investment income.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Investment income is recorded when earned. All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported as securities lending collateral on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as securities lending payable. The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive loss as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities' value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, individuals and government programs, and are reported net of an allowance for doubtful accounts of $455.3 and $333.5 at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Other Receivables: Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $305.6 and $197.6 at December 31, 2017 and 2016, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Income Taxes: We file a consolidated income tax return. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return basis of assets and liabilities based on enacted tax rates and laws. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year, excluding the impact from amounts initially recorded for business combinations, if any, and amounts recorded to accumulated other comprehensive loss. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.
We account for income tax contingencies in accordance with FASB guidance that contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty-nine years for buildings and improvements, three to five years for computer equipment and software, and the lesser of the remaining life of the building lease, if any, or seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized over five years.
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
Fair value for purposes of the goodwill impairment test is calculated using a blend of the projected income and market valuation approaches. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted-average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations include market comparisons to publicly traded companies in our industry and are based on observed multiples of certain measures including revenue; earnings before interest, taxes, depreciation and amortization, or EBITDA; and book value of invested capital. A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the fair value of a reporting unit is determined and compared to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation on a business acquisition, at the impairment test date.
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
From time to time, we may also purchase derivatives to hedge, on an economic basis, our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward contracts for these transactions. We generally do not designate these contracts as hedges and, accordingly, the changes in fair value of these derivatives are recognized in results of operations immediately.
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2017, we believe there were no material concentrations of credit risk with any individual counterparty.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. At the December 31, 2017 measurement date, we changed the discount rate setting methodology from the single equivalent discount rate to the annual spot rate approach. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan's cash flows to determine the plan's obligations. The spot rate approach produces a more precise measure of service and interest cost, and results in obligations that are equal at the measurement date under both methods.
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
Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.
For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are projected by estimating the claims expense for those months based on recent claims expense levels and healthcare trend levels, or “trend factors.”
We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are materially different than actual results, our income statement and financial position could be impacted in future periods.
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2017 or 2016.
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
 Other Policyholder Liabilities: Other policyholder liabilities include rate stabilization reserves associated with retrospectively rated insurance contracts and certain case-specific reserves. Other policyholder liabilities also includes liabilities for premium refunds based upon the minimum medical loss ratio, or MLR, the relative health risk of members, or other contractual or regulatory requirements. Rate stabilization reserves represent accumulated premiums that exceed what customers owe us based on actual claim experience. The timing of payment of these retrospectively rated refunds is based on the contractual terms with our customers and can vary from period to period based on the specific contractual requirements.
We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA. If we do not meet or exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by applicable line of business (Large Group, Small Group, Individual and Medicare) and legal entity in accordance with regulations issued by the Department of Health and Human Services, or HHS. Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
We follow HHS guidelines for determining the types of expenses that may be included in our minimum MLR rebate calculations, which differ from benefit expense and premiums as reported in our consolidated financial statements prepared in conformity with GAAP. Certain amounts reported as expense in our GAAP basis consolidated financial statements may be

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

reported as a reduction of premiums in accordance with HHS regulations. In addition, profit amounts included in our payments to third party administrative service providers are recorded as benefit expense in our consolidated GAAP financial statements while HHS does not allow for the inclusion of these expenses within the medical loss expense for purposes of calculating minimum MLR.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the ACA minimum MLR rebates, risk adjustment, reinsurance and risk corridor or contractual premium stabilization programs. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
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
Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. All other share-based payments to employees are recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits realized when awards vest or options are exercised exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as tax benefits in the income statement. Our share-based employee compensation plans and assumptions are described in Note 14, “Capital Stock.” Also see "Recently Adopted Accounting Guidance" within this Note 2 for reference to accounting changes adopted related to share-based compensation.
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets we offer products through state or federally facilitated marketplaces, or public exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred while advertising and marketing costs associated with our corporate image is expensed when first aired. Total advertising and marketing expense was $337.9, $246.2 and $313.5 for the years ended December 31, 2017, 2016 and 2015, respectively.
Health Insurance Provider Fee: The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. We

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased general and administrative and tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $11,300.0 for each of 2015 and 2016, was suspended for 2017, has resumed and increased to $14,300.0 for 2018 and is suspended for 2019. For the years ended December 31, 2016 and 2015, we recognized $1,176.3 and $1,207.5, respectively, as general and administrative expense related to the HIP Fee. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017.
Earnings per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share may include the dilutive effect of stock options, restricted stock, convertible debentures and Equity Units, using the treasury stock method. See Note 12, “Debt,” for a description of our Equity Units. The treasury stock method assumes exercise of stock options and vesting of restricted stock, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Recently Adopted Accounting Guidance: In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. This update amends the hedge accounting recognition and presentation requirements in Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The update also makes certain targeted improvements to simplify the application of the hedge accounting guidance and provides several transition elections. We adopted ASU 2017-12 on October 1, 2017. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The amendments in this update simplify several aspects of accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the amendments in ASU 2016-09 on January 1, 2017. We continue to estimate forfeitures expected to occur in determining stock compensation recognized in each period. We prospectively recognized tax benefits of $35.6, or $0.13 per diluted share, for the year ended December 31, 2017 in our consolidated statements of income, which previously would have been recorded to additional paid-in capital. In addition, we prospectively recognized excess tax benefits as an operating activity within our consolidated statement of cash flows for the year ended December 31, 2017. Finally, we retrospectively recognized taxes paid on our employees' behalf through the withholding of common stock as a financing activity within our consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015.
In May 2015, the FASB issued Accounting Standards Update No. 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, or ASU 2015-09. This update requires new and expanded disclosures in interim and annual reporting periods related to the liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. ASU 2015-09 became effective for our annual reporting period ended December 31, 2016, and interim reporting periods beginning January 1, 2017. The adoption of ASU 2015-09 did not have an impact on our consolidated financial position, results of operations or cash flows.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Recent Accounting Guidance Not Yet Adopted: In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. On December 22, 2017, the federal government enacted a tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. Current FASB guidance requires adjustments of deferred taxes due to a change in the federal corporate income tax rate to be included in income from operations. As a result, the tax effects of items within accumulated other comprehensive loss do not reflect the appropriate tax rate. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the change in the federal corporate income tax rate. The stranded tax effects in accumulated other comprehensive loss resulting from the remeasurement of our deferred tax balance was $20.8 at December 31, 2017. For additional information, see Note 7, "Income Taxes." ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of ASU 2018-02 will not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The guidance is to be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This update changes the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under current guidance, the premium is generally amortized over the contractual life of the instrument. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Upon adoption, the amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2017-08 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07. This update requires entities to disaggregate the service cost component from the other components of the benefit cost and present the service cost component in the same income statement line item as other employee compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In addition, the amendment allows only the service cost component to be eligible for asset capitalization. Upon adoption, the guidance on the presentation of the components of net periodic benefit cost in the income statement is to be applied retrospectively and the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component is to be applied prospectively. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-07 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we will adopt for interim and annual reporting periods beginning after December 15, 2017. Upon the effective date, these updates will supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, recorded on the premiums line item on our consolidated statements of income, which will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that will be subject to these Accounting Standards Updates are recorded in the administrative fees and other revenue line items on our consolidated statements of income and represent approximately 6.0% of our consolidated total operating revenue. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. We will use the modified retrospective approach upon adoption. The adoption of these updates will not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. This update amends ASC Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be applied retrospectively and is effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2016-18 will have on our consolidated statements of cash flows, if any. ASU 2016-18 will not impact our results of operations or consolidated financial position.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

the effects the adoption of ASU 2016-15 will have on our consolidated statements of cash flows, if any. ASU 2016-15 will not impact our results of operations or consolidated financial position.
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
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive loss as a component of shareholders’ equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. At December 31, 2017, we recognized $507.2 of unrealized gains on equity securities that will be reclassified from accumulated other comprehensive loss to retained earnings effective January 1, 2018. Beginning with the first quarter of 2018, results of operations will include any change in fair value in the period of change.
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2017 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

3. Business Acquisitions
Acquisition of America’s 1st Choice
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage Plans, America’s 1st Choice currently serves approximately one hundred and thirty thousand members in twenty-five Florida and three South Carolina counties. The acquisition of America's 1st Choice aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations. We are currently evaluating the fair value of the assets acquired and liabilities assumed. Any excess of the consideration transferred over the fair value of net assets acquired will be recognized as goodwill and allocated to our Government Business segment.
Acquisition of HealthSun
On December 21, 2017, we completed our acquisition of HealthSun, which serves approximately forty thousand members in the state of Florida through its Medicare Advantage Plans, which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of HealthSun's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,643.4, at December 31, 2017, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of HealthSun primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and dual-eligible enrollees. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from HealthSun includes $572.0 of other intangible assets at December 31, 2017, which primarily consist of finite-lived customer relationships with amortization periods ranging from 7 to 20 years. The results of operations of HealthSun are included in our consolidated financial statements within our Government Business segment for the period following December 21, 2017. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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
Termination of Agreement and Plan of Merger with Cigna Corporation
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Cigna Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna. On May 12, 2017, we delivered to Cigna a notice terminating the Cigna Merger Agreement. For additional information, see Note 13, “Commitments and Contingencies - Litigation.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Investments
A summary of current and long-term investments, available-for-sale, at December 31, 2017 and 2016 is as follows:

						Non-Credit Component of OTTIs Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2017
Fixed maturity securities:
United States Government securities	$649.0	$2.2	$(5.0)	$(0.7)	$645.5	$—
Government sponsored securities	90.3	0.3	(0.1)	(0.4)	90.1	—
States, municipalities and political subdivisions, tax-exempt	5,854.6	192.6	(5.0)	(7.3)	6,034.9	—
Corporate securities	7,362.8	165.8	(30.2)	(12.6)	7,485.8	(0.3)
Residential mortgage-backed securities	2,520.0	38.5	(8.0)	(11.6)	2,538.9	—
Commercial mortgage-backed securities	80.1	0.7	(0.1)	(2.0)	78.7	—
Other securities	1,053.7	14.4	(2.4)	(1.5)	1,064.2	—
Total fixed maturity securities	17,610.5	414.5	(50.8)	(36.1)	17,938.1	$(0.3)
Equity securities	3,124.8	525.2	(18.0)	—	3,632.0
Total investments, available-for-sale	$20,735.3	$939.7	$(68.8)	$(36.1)	$21,570.1
December 31, 2016
Fixed maturity securities:
United States Government securities	$561.7	$2.5	$(5.7)	$—	$558.5	$—
Government sponsored securities	40.1	0.3	(0.3)	(0.1)	40.0	—
States, municipalities and political subdivisions, tax-exempt	6,024.6	139.1	(55.2)	(3.2)	6,105.3	(3.8)
Corporate securities	8,011.7	159.5	(49.5)	(27.1)	8,094.6	(3.4)
Residential mortgage-backed securities	1,916.9	32.3	(15.3)	(4.6)	1,929.3	—
Commercial mortgage-backed securities	216.8	1.2	(0.3)	(3.4)	214.3	—
Other securities	744.6	6.4	(1.5)	(4.0)	745.5	—
Total fixed maturity securities	17,516.4	341.3	(127.8)	(42.4)	17,687.5	$(7.2)
Equity securities	1,103.3	407.3	(10.7)	—	1,499.9
Total investments, available-for-sale	$18,619.7	$748.6	$(138.5)	$(42.4)	$19,187.4
Equity securities include exchange traded fund, or ETF, securities, with an estimated fair value of $1,300.3 and unrealized losses of $1.2, fixed maturity mutual funds with an estimated fair value of $790.6 and unrealized gains of $25.2, and common and private equity securities and equity mutual funds with an aggregate estimated fair value of $1,541.1 and unrealized gains of $483.2 at December 31, 2017. ETF securities are highly marketable, liquid and trade on exchanges similar to common stock and have underlying fixed maturity indices spanning various subdivisions of bond types, credit and duration. Fixed maturity mutual funds have underlying assets which primarily consist of emerging market and international fixed maturity securities. Common equity securities and equity mutual funds primarily consist of investments in highly liquid and marketable securities traded on equity exchanges. Private equity securities generally consist of private investments in less liquid and marketable securities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

For available-for-sale securities in an unrealized loss position at December 31, 2017 and 2016, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2017
Fixed maturity securities:
United States Government securities	36	$450.4	$(5.0)	11	$56.1	$(0.7)
Government sponsored securities	12	16.3	(0.1)	16	14.8	(0.4)
States, municipalities and political subdivisions, tax-exempt	414	641.4	(5.0)	189	355.5	(7.3)
Corporate securities	1,081	2,200.1	(30.2)	279	329.7	(12.6)
Residential mortgage-backed securities	445	1,050.3	(8.0)	287	478.0	(11.6)
Commercial mortgage-backed securities	7	13.7	(0.1)	12	27.2	(2.0)
Other securities	132	406.1	(2.4)	20	35.8	(1.5)
Total fixed maturity securities	2,127	4,778.3	(50.8)	814	1,297.1	(36.1)
Equity securities	386	1,070.5	(18.0)	—	—	—
Total fixed maturity and equity securities	2,513	$5,848.8	$(68.8)	814	$1,297.1	$(36.1)
December 31, 2016
Fixed maturity securities:
United States Government securities	51	$359.9	$(5.7)	—	$—	$—
Government sponsored securities	18	26.4	(0.3)	1	1.0	(0.1)
States, municipalities and political subdivisions, tax-exempt	1,022	1,849.0	(55.2)	28	60.7	(3.2)
Corporate securities	1,272	2,640.6	(49.5)	203	422.8	(27.1)
Residential mortgage-backed securities	430	905.8	(15.3)	114	136.9	(4.6)
Commercial mortgage-backed securities	19	61.2	(0.3)	24	60.8	(3.4)
Other securities	66	144.3	(1.5)	55	133.8	(4.0)
Total fixed maturity securities	2,878	5,987.2	(127.8)	425	816.0	(42.4)
Equity securities	452	233.1	(10.7)	—	—	—
Total fixed maturity and equity securities	3,330	$6,220.3	$(138.5)	425	$816.0	$(42.4)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$496.2	$496.5
Due after one year through five years	4,945.2	5,000.1
Due after five years through ten years	5,556.4	5,668.0
Due after ten years	4,012.6	4,155.9
Mortgage-backed securities	2,600.1	2,617.6
Total available-for-sale fixed maturity securities	$17,610.5	$17,938.1
The major categories of net investment income for the years ended December 31 are as follows:

	2017	2016	2015
Fixed maturity securities	$614.2	$673.1	$679.0
Equity securities	116.4	61.7	61.7
Cash equivalents	24.8	3.6	0.7
Other	152.2	84.9	(22.6)
Investment income	907.6	823.3	718.8
Investment expense	(41.1)	(43.8)	(41.2)
Net investment income	$866.5	$779.5	$677.6

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Net realized investment gains/losses and the net change in unrealized appreciation/depreciation on investments for the years ended December 31 are as follows:

	2017	2016	2015
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$136.6	$209.9	$135.9
Gross realized losses from sales	(54.9)	(152.1)	(182.1)
Net realized gains (losses) from sales of fixed maturity securities	81.7	57.8	(46.2)
Equity securities:
Gross realized gains from sales	140.1	205.5	233.4
Gross realized losses from sales	(16.9)	(50.0)	(45.1)
Net realized gains from sales of equity securities	123.2	155.5	188.3
Other investments:
Gross realized gains from sales	0.3	7.2	5.0
Gross realized losses from sales	(4.9)	(0.4)	—
Net realized (losses) gains from sales of other investments	(4.6)	6.8	5.0
Net realized gains	200.3	220.1	147.1

Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(3.7)	(74.7)	(31.2)
Equity securities	(15.5)	(22.3)	(35.6)
Other investments	(13.9)	(18.4)	(16.6)
Other-than-temporary impairment losses recognized in income	(33.1)	(115.4)	(83.4)

Change in net unrealized gains (losses) on investments:
Fixed maturity securities	156.5	193.3	(372.9)
Equity securities	110.6	6.9	(217.7)
Other investments	(9.8)	(2.5)	(4.1)
Total change in net unrealized gains (losses) on investments	257.3	197.7	(594.7)
Deferred income tax (expense) benefit	(84.8)	(79.8)	210.4
Net change in net unrealized gains (losses) on investments	172.5	117.9	(384.3)

Net realized gains on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized gains (losses) on investments	$339.7	$222.6	$(320.6)
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2017	2016	2015
Proceeds	$13,460.8	$11,952.3	$11,779.8
Gross realized gains	277.0	422.6	374.3
Gross realized losses	(76.7)	(202.5)	(227.2)
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
Other-than-temporary impairments recorded in 2017, 2016 and 2015 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and the fair values of certain equity securities remaining below cost for an extended period of time. There were no individually significant OTTI losses on investments by issuer during 2017, 2016 or 2015.
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
The changes in the amount of the credit component of OTTI losses on fixed maturity securities recognized in income, for which a portion of the OTTI losses was recognized in other comprehensive income, was not material for the years ended December 31, 2017, 2016 or 2015.
At December 31, 2017 and 2016, no investments exceeded 10% of shareholders’ equity.
At December 31, 2017 and 2016, the carrying value of fixed maturity investments that did not produce income during the years then ended were $8.8 and $0.5, respectively.
As of December 31, 2017 and 2016, we had committed approximately $823.8 and $789.1, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2017 and 2016, securities with carrying values of approximately $560.8 and $524.4, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $454.4 and $1,078.9 at December 31, 2017 and 2016, respectively. The value of the collateral represented 104% and 103% of the market value of the securities on loan at December 31, 2017 and 2016, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The remaining contractual maturity of our securities lending agreements at December 31, 2017 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$16.3	$—	$6.1	$—	$22.4
Corporate securities	368.6	—	—	—	368.6
Equity securities	63.4	—	—	—	63.4
Total	$448.3	$—	$6.1	$—	$454.4
5. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2017, we had posted collateral of $11.5 related to our derivative financial instruments. At December 31, 2016, we had posted collateral of $92.4 and received collateral of $591.1 related to our derivative financial instruments.
In addition to collateral posted for derivative transactions, from time to time, we may have cash on deposit to meet certain regulatory requirements, which are included in Cash and cash equivalents on the balance sheets. At December 31, 2017 and 2016, we had cash on deposit of $51.0 and $405.3, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2017 and 2016 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235.0	Other assets/other liabilities	$2.0	$(5.3)
Interest rate swaps - forward starting pay fixed	425.0	Other assets/other liabilities	—	(8.9)
Subtotal hedging	1,660.0	Subtotal hedging	2.0	(14.2)

Non-hedging instruments
Interest rate swaps	171.3	Equity securities	1.0	(4.7)
Options	100.0	Other assets/other liabilities	—	(0.1)
Futures	116.8	Equity securities	0.1	(2.5)
Subtotal non-hedging	388.1	Subtotal non-hedging	1.1	(7.3)
Total derivatives	$2,048.1	Total derivatives	3.1	(21.5)
		Amounts netted	(1.6)	1.6
		Net derivatives	$1.5	$(19.9)

December 31, 2016
Hedging instruments
Interest rate swaps - fixed to floating	$1,385.0	Other assets/other liabilities	$4.0	$(0.7)
Interest rate swaps - forward starting pay fixed	4,775.0	Other assets/other liabilities	528.8	$(6.0)
Subtotal hedging	6,160.0	Subtotal hedging	532.8	(6.7)

Non-hedging instruments
Interest rate swaps	209.4	Equity securities	4.7	(0.2)
Options	10,280.2	Other assets/other liabilities	220.7	(233.9)
Futures	185.3	Equity securities	0.5	(1.1)
Subtotal non-hedging	10,674.9	Subtotal non-hedging	225.9	(235.2)
Total derivatives	$16,834.9	Total derivatives	758.7	(241.9)
		Amounts netted	(92.8)	92.8
		Net derivatives	$665.9	$(149.1)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at December 31, 2017 and 2016 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2017	2016
Interest rate swap	2017	$50.0	$—	4.350%	August 15, 2020
Interest rate swap	2015	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	—	200.0	2.375	February 15, 2017
Total notional amount outstanding		$1,235.0	$1,385.0
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2017 and 2016:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2017	2016	2017	2016
Current portion of long term-debt	$1,274.6	$928.4	$2.0	$0.3
Long-term debt	17,382.2	14,358.5	(5.3)	3.0
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. During 2017, swaps in the notional amount of $10,625.0 were terminated. We received an aggregate of $412.2 from the swap counter parties upon termination. As of December 31, 2017, we recognized a hedge loss of $8.9 on the outstanding swaps, which was recorded in accumulated other comprehensive loss. We had $425.0 and $4,775.0 in notional amount outstanding under these swaps at December 31, 2017 and 2016, respectively.
The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $233.0 and $168.4 at December 31, 2017 and 2016, respectively. As of December 31, 2017, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $11.7. No amounts were excluded from effectiveness testing.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the year ended December 31, 2017 is as follows:

	Hedge Loss Recognized in Other Comprehensive Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss
Type of Cash Flow Hedge
Year ended December 31, 2017
Forward starting pay fixed swaps	$(112.0)	Interest expense	$(6.6)
Forward starting pay fixed swaps		Net realized gains on financial instruments	$(7.2)
A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 is as follows:

	Effective Portion
	Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Year ended December 31, 2016
Forward starting pay fixed swaps	$(140.1)	Interest expense	$(5.8)	Net realized gains on financial instruments	$(7.7)
Year ended December 31, 2015
Forward starting pay fixed swaps	$(75.2)	Interest expense	$(5.5)	None	$—

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2017		2016		2015
	Net Realized Gains on Financial Instruments	Interest Expense	Net Realized Gains on Financial Instruments	Interest Expense	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$144.8	$(739.0)	$4.9	$(723.0)	$(653.0)

Gain (loss) on fair value hedging relationships
Interest rate swaps
Hedged items	—	0.4	—	(8.1)	(12.1)
Derivatives designated as hedging instruments	—	(0.4)	—	8.1	12.1

Loss on cash flow hedging relationships
Forward starting pay fixed swaps
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(6.6)	—	(5.8)	(5.5)
Amount of loss reclassified from accumulated other comprehensive loss into net income due to ineffectiveness and missed forecasted transactions	(7.2)	—	(7.7)	—	—

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of (Loss) Gain Recognized	Derivative (Loss) Gain Recognized
Year ended December 31, 2017
Interest rate swaps	Net realized gains on financial instruments	$(9.2)
Options	Net realized gains on financial instruments	(35.6)
Futures	Net realized gains on financial instruments	(3.5)
Total		$(48.3)
Year ended December 31, 2016
Interest rate swaps	Net realized gains on financial instruments	$0.2
Options	Net realized gains on financial instruments	(209.1)
Futures	Net realized gains on financial instruments	1.4
Total		$(207.5)
Year ended December 31, 2015
Derivatives embedded in convertible fixed maturity securities	Net realized gains on financial instruments	$(22.2)
Interest rate swaps	Net realized gains on financial instruments	(1.9)
Options	Net realized gains on financial instruments	34.6
Futures	Net realized gains on financial instruments	(0.1)
Total		$10.4
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I or Level II securities, depending on whether the securities are actively traded. Level II securities primarily include corporate securities, securities from states, municipalities and

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

political subdivisions, mortgage-backed securities and certain other asset back securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
Equity securities, available-for-sale: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III. The fair values of these private equity securities are generally based on either broker quotes or discounted cash flow projections using assumptions for inputs such as the weighted-average cost of capital, long-term revenue growth rates and EBITDA, and/or revenue multiples that are not observable in the markets.
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
Mutual funds: Fair values are based on quoted market prices, which represent the net asset value, or NAV, of the shares held.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 is as follows:

	Level I	Level II	Level III	Total
December 31, 2017
Assets:
Cash equivalents	$1,956.4	$—	$—	$1,956.4
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	—	645.5	—	645.5
Government sponsored securities	—	90.1	—	90.1
States, municipalities and political subdivisions, tax-exempt	—	6,034.9	—	6,034.9
Corporate securities	24.8	7,231.8	229.2	7,485.8
Residential mortgage-backed securities	—	2,533.9	5.0	2,538.9
Commercial mortgage-backed securities	—	78.7	—	78.7
Other securities	75.2	973.1	15.9	1,064.2
Total fixed maturity securities	100.0	17,588.0	250.1	17,938.1
Equity securities	2,446.9	897.7	287.4	3,632.0
Other invested assets, current	17.2	—	—	17.2
Securities lending collateral	214.1	241.0	—	455.1
Derivatives	—	3.1	—	3.1
Total assets	$4,734.6	$18,729.8	$537.5	$24,001.9
Liabilities:
Derivatives	$—	$(21.5)	$—	$(21.5)
Total liabilities	$—	$(21.5)	$—	$(21.5)

December 31, 2016
Assets:
Cash equivalents	$1,546.0	$—	$—	$1,546.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	558.5	—	—	558.5
Government sponsored securities	—	40.0	—	40.0
States, municipalities and political subdivisions, tax-exempt	—	6,105.3	—	6,105.3
Corporate securities	79.9	7,775.9	238.8	8,094.6
Residential mortgage-backed securities	—	1,917.3	12.0	1,929.3
Commercial mortgage-backed securities	—	214.3	—	214.3
Other securities	53.4	649.3	42.8	745.5
Total fixed maturity securities	691.8	16,702.1	293.6	17,687.5
Equity securities	1,200.2	111.9	187.8	1,499.9
Other invested assets, current	15.8	—	—	15.8
Securities lending collateral	726.0	353.8	—	1,079.8
Derivatives	—	758.7	—	758.7
Total assets	$4,179.8	$17,926.5	$481.4	$22,587.7
Liabilities:
Derivatives	$—	$(241.9)	$—	$(241.9)
Total liabilities	$—	$(241.9)	$—	$(241.9)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Securities	Equity Securities	Total
Year ended December 31, 2017
Beginning balance at January 1, 2017	$238.8	$12.0	$—	$42.8	$187.8	$481.4
Total (losses) gains:
Recognized in net income	(0.7)	—	—	(0.1)	(0.2)	(1.0)
Recognized in accumulated other comprehensive loss	3.3	—	—	0.2	10.7	14.2
Purchases	88.3	3.6	—	35.6	89.6	217.1
Sales	(48.1)	(5.4)	—	(1.2)	(0.5)	(55.2)
Settlements	(64.1)	(2.3)	—	(6.7)	—	(73.1)
Transfers into Level III	14.2	3.2	—	15.3	—	32.7
Transfers out of Level III	(2.5)	(6.1)	—	(70.0)	—	(78.6)
Ending balance at December 31, 2017	$229.2	$5.0	$—	$15.9	$287.4	$537.5
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2017	$(3.3)	$—	$—	$—	$—	$(3.3)

Year ended December 31, 2016
Beginning balance at January 1, 2016	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Total (losses) gains:
Recognized in net income	(2.9)	—	—	—	0.7	(2.2)
Recognized in accumulated other comprehensive loss	(2.0)	—	—	(0.5)	(0.5)	(3.0)
Purchases	170.2	4.3	—	—	222.6	397.1
Sales	(5.4)	—	—	—	(136.7)	(142.1)
Settlements	(56.8)	—	—	(0.9)	(0.4)	(58.1)
Transfers into Level III	6.6	9.3	—	28.8	—	44.7
Transfers out of Level III	(57.1)	(1.6)	(1.9)	(10.2)	—	(70.8)
Ending balance at December 31, 2016	$238.8	$12.0	$—	$42.8	$187.8	$481.4
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2016	$(2.0)	$—	$—	$—	$—	$(2.0)

Year ended December 31, 2015
Beginning balance at January 1, 2015	$144.6	$—	$3.3	$6.6	$48.3	$202.8
Total gains (losses):
Recognized in net income	1.4	—	—	0.2	(1.5)	0.1
Recognized in accumulated other comprehensive loss	0.7	—	—	(0.2)	3.9	4.4
Purchases	132.6	—	1.1	28.3	52.1	214.1
Sales	(11.7)	—	(1.1)	(0.9)	(13.8)	(27.5)
Settlements	(51.6)	—	(1.4)	(0.2)	—	(53.2)
Transfers into Level III	4.8	—	—	—	13.1	17.9
Transfers out of Level III	(34.6)	—	—	(8.2)	—	(42.8)
Ending balance at December 31, 2015	$186.2	$—	$1.9	$25.6	$102.1	$315.8
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2015	$(0.6)	$—	$—	$—	$(1.4)	$(2.0)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. During 2017, we transferred our United States Government securities from Level I to Level II based on the inputs used to measure fair value. There were no material transfers between levels during the years ended December 31, 2016 or 2015.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of HealthSun on December 21, 2017. The preliminary values of net assets acquired in our acquisition of HealthSun and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of HealthSun's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of HealthSun were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of HealthSun described above, there were no other material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2017 or 2016.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2017, 2016 or 2015.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value on the consolidated balance sheets:
Other invested assets, long-term: Other invested assets, long-term primarily include our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.
Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or if no quoted market prices were available, on the current market interest rates estimated to be available to us for debt of similar terms and remaining maturities.

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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2017 and 2016 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2017
Assets:
Other invested assets, long-term	$3,343.8	$—	$—	$3,343.8	$3,343.8
Liabilities:
Debt:
Short-term borrowings	1,275.0	—	1,275.0	—	1,275.0
Commercial paper	803.6	—	803.6	—	803.6
Notes	17,592.7	—	18,815.1	—	18,815.1
Convertible debentures	260.5	—	1,215.7	—	1,215.7

December 31, 2016
Assets:
Other invested assets, long-term	$2,240.5	$—	$—	$2,240.5	$2,240.5
Liabilities:
Debt:
Short-term borrowings	440.0	—	440.0	—	440.0
Commercial paper	629.0	—	629.0	—	629.0
Notes	14,323.8	—	14,858.4	—	14,858.4
Convertible debentures	334.1	—	1,020.2	—	1,020.2

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

7. Income Taxes
The components of deferred income taxes at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets relating to:
Retirement benefits	$210.7	$362.9
Accrued expenses	278.6	331.9
Insurance reserves	136.5	229.5
Net operating loss carryforwards	3.7	9.2
Bad debt reserves	128.4	119.6
State income tax	32.7	59.8
Deferred compensation	23.7	38.2
Investment basis difference	23.9	42.4
Other	81.5	110.5
Total deferred tax assets	919.7	1,304.0
Deferred tax liabilities relating to:
Unrealized gains on securities	174.9	202.9
Intangible assets:
Trademarks and state Medicaid licenses	1,528.5	2,547.6
Customer, provider and hospital relationships	186.0	194.1
Internally developed software and other amortization differences	324.1	450.5
Retirement benefits	170.2	267.3
Debt discount	27.6	60.8
State deferred tax	104.5	106.0
Depreciation and amortization	41.5	54.1
Other	88.9	200.6
Total deferred tax liabilities	2,646.2	4,083.9
Net deferred tax liability	$(1,726.5)	$(2,779.9)
Significant components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consist of the following:

	2017	2016	2015
Current tax expense:
Federal	$1,355.9	$1,862.6	$1,996.6
State and local	39.5	93.9	133.0
Total current tax expense	1,395.4	1,956.5	2,129.6
Deferred tax (benefit) expense	(1,274.4)	129.1	(58.6)
Total income tax expense	$121.0	$2,085.6	$2,071.0
State and local current tax expense is reported gross of federal benefit, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included in multiple lines in the following rate reconciliation table on a net of federal tax basis.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,387.3	35.0%	$1,594.4	35.0%	$1,620.9	35.0%
State and local income taxes net of federal tax expense/benefit	(2.2)	(0.1)	61.5	1.4	75.3	1.6
Tax exempt interest and dividends received deduction	(57.9)	(1.4)	(61.7)	(1.4)	(63.2)	(1.3)
HIP Fee	—	—	411.7	9.0	422.6	9.1
Tax Cuts and Jobs Act	(1,108.3)	(27.9)	—	—	—	—
Other, net	(97.9)	(2.5)	79.7	1.8	15.4	0.3
Total income tax expense	$121.0	3.1%	$2,085.6	45.8%	$2,071.0	44.7%
On December 22, 2017, the federal government enacted a tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. At December 31, 2017, we had not completed our accounting for the tax effects resulting from the enactment of the Tax Cuts and Jobs Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of those balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was a benefit of $1,108.3, or $4.14 per diluted share, and is included as a component of income tax expense.
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
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Balance at January 1	$131.1	$212.0
Additions based on:
Tax positions related to current year	2.6	—
Tax positions related to prior years	83.4	13.9
Reductions based on:
Tax positions related to current year	—	(1.1)
Tax positions related to prior years	(18.5)	(88.4)
Settlements with taxing authorities	(9.0)	(5.3)
Balance at December 31	$189.6	$131.1
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2017, $174.8 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included in the table above is $2.4 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. In addition to the contingent liabilities included in the table above, during 2017 we filed protective state income tax refund claims of approximately $309.5.
For the years ended December 31, 2017, 2016 and 2015, we recognized net interest expense (benefits) of $3.0, $6.6 and $(1.8), respectively. We had accrued approximately $21.9 and $18.9 for the payment of interest at December 31, 2017 and 2016, respectively.
As of December 31, 2017, as further described below, certain tax years remain open to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $(5.1) to $(117.4).
We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2017, the IRS examination of our 2017 tax year continues to be in process. During 2017, the examination of our 2016 tax year was resolved with the IRS.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.
At December 31, 2017, we had unused federal tax net operating loss carryforwards of approximately $10.6 to offset future taxable income. The loss carryforwards expire in the years 2018 through 2036. During 2017, 2016 and 2015, federal income taxes paid totaled $1,502.7, $1,665.2 and $1,952.1, respectively.
8. Property and Equipment
A summary of property and equipment at December 31, 2017 and 2016 is as follows:

	2017	2016
Land and improvements	$17.8	$21.2
Building and improvements	167.7	215.1
Computer equipment, furniture and other equipment	1,080.1	1,024.5
Computer software, purchased and internally developed	2,612.9	2,416.7
Leasehold improvements	494.0	462.4
Property and equipment, gross	4,372.5	4,139.9
Accumulated depreciation and amortization	(2,197.6)	(2,162.0)
Property and equipment, net	$2,174.9	$1,977.9
Depreciation expense for 2017, 2016 and 2015 was $110.7, $104.0 and $105.8, respectively. Amortization expense on computer software and leasehold improvements for 2017, 2016 and 2015 was $490.3, $472.0 and $409.8, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2017, 2016 and 2015 of $434.6, $411.8 and $366.7, respectively. Capitalized costs related to the internal development of software of $2,372.8 and $2,157.2 at December 31, 2017 and 2016, respectively, are reported with computer software.
During the years ended December 31, 2017, 2016 and 2015, we recognized $2.5, $25.3 and $1.8, respectively, of impairments related to computer software, primarily internally developed. We also recognized $19.5 of impairments related

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

to computer equipment in 2016. These impairments were due to project cancellation or asset replacement, some of which resulted from a change in strategic focus needed to effectively manage business operations in a post-ACA environment.
9. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 19, “Segment Information”) for 2017 and 2016 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Balance as of January 1, 2016	$11,818.9	$5,743.3	$—	$17,562.2
Other adjustments	(1.0)	—	—	(1.0)
Balance as of December 31, 2016	11,817.9	5,743.3	—	17,561.2
Acquisitions	—	1,658.5	11.5	1,670.0
Balance as of December 31, 2017	$11,817.9	$7,401.8	$11.5	$19,231.2
Accumulated impairment as of December 31, 2017	$(41.0)	$—	$—	$(41.0)
The increase in goodwill in 2017 was primarily due to the acquisition of HealthSun in December 2017. For additional information regarding this acquisition, see Note 3, "Business Acquisitions".
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2017, 2016 and 2015. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2017, 2016 or 2015, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2017 and 2016 are as follows:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$3,724.9	$(2,877.8)	$847.1	$3,310.9	$(2,759.7)	$551.2
Provider and hospital relationships	187.4	(73.2)	114.2	150.5	(65.9)	84.6
Other	184.0	(67.2)	116.8	89.4	(50.6)	38.8
Total	4,096.3	(3,018.2)	1,078.1	3,550.8	(2,876.2)	674.6
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,298.7	—	6,298.7	6,298.7	—	6,298.7
State Medicaid licenses	991.6	—	991.6	991.6	—	991.6
Total	7,290.3	—	7,290.3	7,290.3	—	7,290.3
Other intangible assets	$11,386.6	$(3,018.2)	$8,368.4	$10,841.1	$(2,876.2)	$7,964.9
As of December 31, 2017, the estimated amortization expense for each of the five succeeding years is as follows: 2018, $236.9; 2019, $197.3; 2020, $158.6; 2021, $126.9; and 2022, $100.6.

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
The UGS Pension Plan is a defined benefit pension plan with a cash balance component. The UGS Pension Plan covers eligible employees of the affiliated companies that participate in the UGS Pension Plan. Effective January 1, 2004, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits previously accrued. Certain employees subject to collective bargaining agreements and certain other employees who met grandfathering rules continue to accrue benefits. Effective December 31, 2017, the UGS Pension Plan was merged into the Anthem Cash Balance Plan B.
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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Benefit obligation at beginning of year	$1,824.9	$1,833.3	$565.2	$578.7
Service cost	10.1	11.6	1.4	1.6
Interest cost	66.3	68.5	20.8	22.4
Actuarial loss (gain)	103.7	32.2	(39.2)	(4.2)
Benefits paid	(132.6)	(120.7)	(24.0)	(33.3)
Benefit obligation at end of year	$1,872.4	$1,824.9	$524.2	$565.2

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$1,887.8	$1,865.2	$331.8	$328.4
Actual return on plan assets	253.2	132.2	41.0	21.8
Employer contributions	3.9	11.1	7.5	14.9
Benefits paid	(132.6)	(120.7)	(24.0)	(33.3)
Fair value of plan assets at end of year	$2,012.3	$1,887.8	$356.3	$331.8
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Noncurrent assets	$202.0	$126.7	$—	$—
Current liabilities	(5.4)	(3.7)	—	—
Noncurrent liabilities	(56.7)	(60.1)	(167.9)	(233.4)
Net amount at December 31	$139.9	$62.9	$(167.9)	$(233.4)
 The net amounts included in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Net actuarial loss	$624.7	$655.8	$77.5	$146.6
Prior service cost (credit)	1.0	0.5	(46.1)	(59.7)
Net amount before tax at December 31	$625.7	$656.3	$31.4	$86.9
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $22.4 and $0.2, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $3.5 and $12.4, respectively.
The accumulated benefit obligation for the defined benefit pension plans was $1,868.9 and $1,821.1 at December 31, 2017 and 2016, respectively.
As of December 31, 2017, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $101.9, $100.4 and $39.8, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.44%	3.77%	3.42%	3.82%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.83%	7.95%	7.00%	7.00%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The components of net periodic (benefit credit) benefit cost included in the consolidated statements of income are as follows:

	2017	2016	2015
Pension Benefits
Service cost	$10.1	$11.6	$13.1
Interest cost	66.3	68.5	68.2
Expected return on assets	(147.6)	(147.1)	(143.2)
Recognized actuarial loss	21.8	19.0	25.7
Amortization of prior service credit	(0.4)	(0.6)	(0.6)
Settlement loss	7.4	7.3	6.5
Net periodic benefit credit	$(42.4)	$(41.3)	$(30.3)

Other Benefits
Service cost	$1.4	$1.6	$2.1
Interest cost	20.8	22.4	23.4
Expected return on assets	(22.6)	(22.4)	(23.7)
Recognized actuarial loss	11.4	12.4	15.3
Amortization of prior service credit	(13.6)	(13.8)	(14.4)
Net periodic (benefit credit) benefit cost	$(2.6)	$0.2	$2.7
During the years ended December 31, 2017, 2016 and 2015 we incurred total settlement losses of $7.4, $7.3 and $6.5, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2017	2016	2015
Pension Benefits
Discount rate	3.77%	3.92%	3.66%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.95%	7.84%	7.62%

Other Benefits
Discount rate	3.82%	4.01%	3.74%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.00%	7.00%	7.00%
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2017 measurement date was 8.00% for 2018 with a gradual decline to 4.50% by the year 2028. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2017 measurement date was 6.00% for 2018 with a gradual decline to 4.50% by the year 2028. These estimated trend rates are subject to change in the future. The healthcare cost trend rate assumption affects the amounts reported. For example, an increase in the assumed healthcare cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2017 by $35.0 and would increase service and interest costs by $1.6. Conversely, a decrease in the assumed healthcare cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2017 by $30.3 and would decrease service and interest costs by $1.4.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 45% equity securities, 46% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds and asset-backed investments issued by corporations and the U.S. government. Other types of investments primarily include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2017, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2017, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $15.1, are as follows (see Note 6, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2017
Pension Benefit Assets:
Equity securities:
U.S. securities	$584.4	$4.8	$—	$589.2
Foreign securities	178.7	—	—	178.7
Mutual funds	39.4	—	—	39.4
Fixed maturity securities:
Government securities	226.9	—	—	226.9
Corporate securities	—	376.5	—	376.5
Asset-backed securities	—	139.9	—	139.9
Other types of investments:
Common and collective trusts	—	53.9	—	53.9
Partnership interests	—	—	220.8	220.8
Insurance company contracts	—	—	173.4	173.4
Total pension benefit assets	$1,029.4	$575.1	$394.2	$1,998.7

Other Benefit Assets:
Equity securities:
U.S. securities	$10.3	$0.2	$—	$10.5
Foreign securities	3.3	—	—	3.3
Mutual funds	47.8	—	—	47.8
Fixed maturity securities:
Government securities	2.5	—	—	2.5
Corporate securities	—	5.2	—	5.2
Asset-backed securities	—	4.7	—	4.7
Other types of investments:
Common and collective trusts	—	0.5	—	0.5
Partnership interests	—	—	0.4	0.4
Life insurance contracts	—	—	268.5	268.5
Investment in DOL 103-12 trust	—	11.4	—	11.4
Total other benefit assets	$63.9	$22.0	$268.9	$354.8

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2016, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $2.8, are as follows:

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2017
Beginning balance at January 1, 2017	$113.7	$173.3	$237.7	$524.7
Actual return on plan assets relating to assets still held at the reporting date	20.4	(0.5)	30.8	50.7
Purchases	126.1	9.7	—	135.8
Sales	(39.0)	(9.1)	—	(48.1)
Ending balance at December 31, 2017	$221.2	$173.4	$268.5	$663.1

Year ended December 31, 2016
Beginning balance at January 1, 2016	$118.6	$174.2	$229.9	$522.7
Actual return on plan assets relating to assets still held at the reporting date	(3.5)	(3.1)	10.8	4.2
Purchases	17.8	8.9	—	26.7
Sales	(19.2)	(6.7)	(3.0)	(28.9)
Ending balance at December 31, 2016	$113.7	$173.3	$237.7	$524.7

Year ended December 31, 2015
Beginning balance at January 1, 2015	$122.2	$187.7	$238.4	$548.3
Actual return on plan assets relating to assets still held at the reporting date	(5.9)	(5.7)	(6.8)	(18.4)
Purchases	10.9	7.0	—	17.9
Sales	(8.6)	(14.8)	(1.7)	(25.1)
Ending balance at December 31, 2015	$118.6	$174.2	$229.9	$522.7
There were no transfers between Levels I, II and III during the years ended December 31, 2017, 2016 and 2015.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2017, 2016 and 2015, no material contributions were necessary to meet ERISA required funding levels. However, during the years ended December 31, 2017, 2016 and 2015, we made tax deductible discretionary contributions to the pension benefit plans of $3.9, $11.1 and $3.7, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.
Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2018	$156.4	$39.6
2019	152.3	40.0
2020	149.6	39.9
2021	145.8	39.6
2022	144.5	39.3
2023 - 2027	636.9	179.4

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $141.9, $131.5 and $125.4 during 2017, 2016 and 2015, respectively.
11. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 19, "Segment Information"), for the year ended December 31, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,267.0	$4,625.6	$7,892.6
Ceded medical claims payable, beginning of year	(521.3)	(17.8)	(539.1)
Net medical claims payable, beginning of year	2,745.7	4,607.8	7,353.5
Business combinations and purchase adjustments	—	75.8	75.8
Net incurred medical claims:
Current year	29,722.1	42,150.2	71,872.3
Prior years redundancies	(462.7)	(701.9)	(1,164.6)
Total net incurred medical claims	29,259.4	41,448.3	70,707.7
Net payments attributable to:
Current year medical claims	26,481.8	37,767.9	64,249.7
Prior years medical claims	2,194.7	3,806.0	6,000.7
Total net payments	28,676.5	41,573.9	70,250.4
Net medical claims payable, end of year	3,328.6	4,558.0	7,886.6
Ceded medical claims payable, end of year	78.0	26.9	104.9
Gross medical claims payable, end of year	$3,406.6	$4,584.9	$7,991.5
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2016 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,396.1	$4,173.7	$7,569.8
Ceded medical claims payable, beginning of year	(635.7)	(9.9)	(645.6)
Net medical claims payable, beginning of year	2,760.4	4,163.8	6,924.2
Net incurred medical claims:
Current year	27,797.3	38,574.1	66,371.4
Prior years redundancies	(466.5)	(383.9)	(850.4)
Total net incurred medical claims	27,330.8	38,190.2	65,521.0
Net payments attributable to:
Current year medical claims	25,119.3	34,037.3	59,156.6
Prior years medical claims	2,226.2	3,708.9	5,935.1
Total net payments	27,345.5	37,746.2	65,091.7
Net medical claims payable, end of year	2,745.7	4,607.8	7,353.5
Ceded medical claims payable, end of year	521.3	17.8	539.1
Gross medical claims payable, end of year	$3,267.0	$4,625.6	$7,892.6

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2015 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,541.4	$3,319.8	$6,861.2
Ceded medical claims payable, beginning of year	(762.5)	(4.9)	(767.4)
Net medical claims payable, beginning of year	2,778.9	3,314.9	6,093.8
Business combinations and purchase adjustments	—	121.8	121.8
Net incurred medical claims:
Current year	26,798.5	33,909.9	60,708.4
Prior years redundancies	(480.3)	(319.9)	(800.2)
Total net incurred medical claims	26,318.2	33,590.0	59,908.2
Net payments attributable to:
Current year medical claims	24,145.7	29,922.0	54,067.7
Prior years medical claims	2,191.0	2,940.9	5,131.9
Total net payments	26,336.7	32,862.9	59,199.6
Net medical claims payable, end of year	2,760.4	4,163.8	6,924.2
Ceded medical claims payable, end of year	635.7	9.9	645.6
Gross medical claims payable, end of year	$3,396.1	$4,173.7	$7,569.8
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $1,164.6 shown above for the year ended December 31, 2017 represents an estimate based on paid claim activity from January 1, 2017 to December 31, 2017. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $1,164.6 redundancy relates to claims incurred in calendar year 2016.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2017, 2016 and 2015, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2017	2016	2015
Assumed trend factors	$(651.3)	$(591.3)	$(467.9)
Assumed completion factors	(513.3)	(259.1)	(332.3)
Total	$(1,164.6)	$(850.4)	$(800.2)
The favorable development recognized in 2017 resulted from trend and completion factors developing more favorably than originally expected. The favorable development recognized in 2016 and 2015 resulted primarily from trend factors in late 2015 and late 2014, respectively, developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2017	2016	2015
Net incurred medical claims:
Commercial & Specialty Business	$29,259.4	$27,330.8	$26,318.2
Government Business	41,448.3	38,190.2	33,590.0
Total net incurred medical claims	70,707.7	65,521.0	59,908.2
Quality improvement and other claims expense	1,528.5	1,313.4	1,208.7
Benefit expense	$72,236.2	$66,834.4	$61,116.9
Incurred claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2017, 2016 and 2015 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2015	2016	2017
2015 & Prior	$29,097.0	$28,630.5	$28,581.0
2016		27,797.3	27,384.1
2017			29,722.1
Total			$85,687.2
Paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2017, 2016 and 2015 is as follows:

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2015	2016	2017
2015 & Prior	$26,336.7	$28,562.8	$28,546.9
2016		25,119.3	27,329.9
2017			26,481.8
Total			$82,358.6
At December 31, 2017, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $34.1, $54.2 and $3,240.3 for the claim years 2015 and prior, 2016 and 2017, respectively.
At December 31, 2017, the cumulative number of reported claims for the Commercial & Specialty Business was 124.5, 115.5 and 113.1 for the claims years 2015 and prior, 2016 and 2017, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Incurred claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2015	2016	2017
2015 & Prior	$37,026.7	$36,642.9	$36,594.3
2016		38,574.1	37,920.8
2017			42,226.0
Total			$116,741.1
Paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Claim Year	2015	2016	2017
2015 & Prior	$32,862.9	$36,572.0	$36,572.0
2016		34,037.3	37,843.2
2017			37,767.9
Total			$112,183.1
At December 31, 2017, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $22.3, $77.6 and $4,458.1 for the claim years 2015 and prior, 2016 and 2017, respectively.
At December 31, 2017, the cumulative number of reported claims for the Government Business was 198.9, 204.0 and 202.8 for the claims years 2015 and prior, 2016 and 2017, respectively.
The information about incurred and paid claims development for the years ended December 31, 2015 and 2016, for both the Commercial & Specialty Business and Government Business, is presented as supplementary information.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The reconciliation of the Commercial & Specialty Business and Government Business incurred and paid claims development information for the three years ended December 31, 2017, reflected in the tables above, to the consolidated ending balance for medical claims payable, as of December 31, 2017, is as follows:

	Commercial & Specialty Business	Government Business	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$85,687.2	$116,741.1	$202,428.3
Less: cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	82,358.6	112,183.1	194,541.7
Net medical claims payable, end of year	3,328.6	4,558.0	7,886.6
Ceded medical claims payable, end of year	78.0	26.9	104.9
Gross medical claims payable, end of year	$3,406.6	$4,584.9	$7,991.5
12. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2017 and 2016, $825.0 and $440.0, respectively, were outstanding under our short-term FHLB borrowings. These outstanding short-term FHLB borrowings at December 31, 2017 and 2016 had fixed interest rates of 1.386% and 0.643%, respectively.
In August 2017, we entered into two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $450.0. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. We had $450.0 outstanding under these lines of credit at December 31, 2017.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term Debt
The carrying value of long-term debt at December 31, 2017 and 2016 consists of the following:

	2017	2016
Senior unsecured notes:
2.375%, due 2017	$—	$400.1
5.875%, due 2017	—	528.3
1.875%, due 2018	625.5	624.3
2.300%, due 2018	649.1	647.5
2.250%, due 2019	847.2	845.6
7.000%, due 2019	—	439.4
2.500%, due 2020	894.9	—
4.350%, due 2020	692.9	700.0
3.700%, due 2021	697.6	696.9
2.950%, due 2022	745.9	—
3.125%, due 2022	844.9	843.8
3.300%, due 2023	994.4	993.3
3.350%, due 2024	845.0	—
3.500%, due 2024	792.9	791.9
3.650%, due 2027	1,589.2	—
5.950%, due 2034	334.0	444.7
5.850%, due 2036	395.6	768.3
6.375%, due 2037	366.3	639.9
5.800%, due 2040	123.5	193.9
4.625%, due 2042	886.7	886.3
4.650%, due 2043	986.3	985.9
4.650%, due 2044	791.1	790.8
5.100%, due 2044	593.8	593.6
4.375%, due 2047	1,385.5	—
4.850%, due 2054	246.8	246.8
Remarketable subordinated notes:
1.900%, due 2028	1,238.7	1,237.6
Surplus note:
9.000%, due 2027	24.9	24.9
Senior convertible debentures:
2.750%, due 2042	260.5	334.1
Variable rate debt:
Commercial paper program	803.6	629.0
Total long-term debt	18,656.8	15,286.9
Current portion of long-term debt	(1,274.6)	(928.4)
Long-term debt, less current portion	$17,382.2	$14,358.5
All debt is a direct obligation of Anthem, Inc., except for the surplus note, the FHLB borrowings and the lines of credit.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

We generally issue senior unsecured notes, or Notes, for long-term borrowing purposes. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating.
On December 14, 2017, we redeemed the $255.2 remaining outstanding principal balance of our 7.000% Notes due 2019, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $275.0. We recognized a loss on extinguishment of debt of $14.3 for the repurchase of these Notes.
On November 21, 2017, we issued $900.0 aggregate principal amount of 2.500% Notes due 2020, $750.0 aggregate principal amount of 2.950% Notes due 2022, $850.0 aggregate principal amount of 3.350% Notes due 2024, $1,600.0 aggregate principal amount of 3.650% Notes due 2027 and $1,400.0 aggregate principal amount of 4.375% Notes due 2047 under our shelf registration statement. Interest on the 2020 Notes is payable semi-annually in arrears on May 21 and November 21 of each year, commencing on May 21, 2018. Interest on the 2022 Notes, the 2024 Notes, the 2027 Notes and the 2047 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The net proceeds were used to fund the acquisitions of HealthSun and America's 1st Choice; redemption of the 7.000% Notes due 2019, discussed above; and redemption of the Tender Notes, discussed below. We intend to use the remaining net proceeds for working capital and general corporate purposes.
On November 14, 2017, we initiated a cash tender offer to purchase any and all of our 7.000% Notes due 2019, or the Any and All Notes, and certain of our 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037, 5.800% Notes due 2040 and 5.100% Notes due 2044, or the Maximum Tender Offer Notes, and collectively with the Any and All Notes, the Tender Notes. On November 21, 2017, we repurchased $185.1 aggregate principal amount of the Any and All Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $199.4. On November 30, 2017, we repurchased $836.3 aggregate principal amount of the Maximum Tender Offer Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $1,095.4. We recognized a loss on extinguishment of debt of $265.6 for the repurchase of the Tender Notes.
On June 15, 2017 and February 15, 2017, we repaid, upon maturity, the $528.8 outstanding balance of our 5.875% Notes and the $400.0 outstanding balance of our 2.375% Notes, respectively.
On September 10, 2015, we repaid, upon maturity, the $625.0 outstanding principal balance of our 1.250% Notes due 2015. Additionally, during the year ended December 31, 2015, we repurchased $13.0 of outstanding principal balance of certain Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $16.2. We recognized a loss on extinguishment of debt of $3.4 on the repurchase of these Notes.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. We received $1,228.8 in cash proceeds from the issuance of the Equity Units, net of underwriting discounts, commissions and offering expenses payable by us, and recorded $1,250.0 in long-term debt. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.5898 per share, the settlement rate will be 0.2406 shares of our common stock. If the applicable market value of our common stock is less than $207.5898 per share but greater than $143.7160 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.7160 per share, the settlement rate will be 0.3480 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2406 shares of our common stock for each purchase contract being settled. The RSNs are pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced on August 1, 2015. The RSNs are scheduled to be remarketed during the five business day period ending on April 26, 2018 and may be remarketed earlier, at our election, during the period from January 30, 2018 through April 12, 2018. Following the remarketing, the interest rate on the RSNs will be set to current market rates and interest will be payable semi-annually. At December 31, 2017 and 2016, the stock purchase contract liability was $20.9 and $62.0, respectively, and is included in other current liabilities and other noncurrent liabilities with a

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

corresponding offset to additional paid-in capital in our consolidated balance sheets. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part of the contract adjustment payments but not beyond the contract settlement date, and we have the right to defer payment of interest on the RSNs but not beyond the purchase contract settlement date or maturity date.
The surplus note is an unsecured obligation of Anthem Insurance Companies, Inc., or Anthem Insurance, a wholly owned subsidiary, and is subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus note may be made only with the prior approval of the Indiana Department of Insurance, or IDOI, and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. There were no amounts outstanding under the Facility at December 31, 2017 or 2016.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2017, we had $803.6 outstanding under our commercial paper program with a weighted-average interest rate of 1.8247%. At December 31, 2016, we had $629.0 outstanding under our commercial paper program with a weighted-average interest rate of 0.9715%. Commercial paper borrowings have been classified as long-term debt at December 31, 2017 and 2016, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the Facility described above.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the consideration under the now terminated Cigna Merger Agreement. In January 2017, we reduced the size of the bridge facility from $22,500.0 to $19,500.0 and extended the termination date under the Cigna Merger Agreement, as well as the availability of commitments under the bridge facility and term loan facility, to April 30, 2017. We recorded $107.9, $104.0 and $36.8 of interest expense related to the amortization of the bridge loan facility and other related fees during the years ended December 31, 2017, 2016 and 2015, respectively. The commitment of the lenders to provide the bridge facility and term loan facility expired on April 30, 2017.
Convertible Debentures
On October 9, 2012, we issued $1,500.0 of senior convertible debentures, or the Debentures, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The Debentures are governed by an indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. The Debentures also have a contingent interest feature that will require us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
During the year ended December 31, 2017, $117.3 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $344.8. We recognized a loss on the extinguishment of debt related to the Debentures of $2.5, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2015, we repurchased $920.0 in aggregate principal amount of the Debentures. In addition, $66.6 aggregate principal amount was surrendered for conversion. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $2,055.7 and recognized a gain on the extinguishment of debt of $12.7. There were no repurchases or material conversions during the year ended December 31, 2016.
As of December 31, 2017, our common stock was last traded at a price of $225.01 per share. If the remaining Debentures had been converted or matured at December 31, 2017, we would have been obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $829.1. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.
The following table summarizes, at December 31, 2017, the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$396.1
Unamortized debt discount	$131.4
Net debt carrying amount	$260.5
Equity component carrying amount	$143.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.7467
Effective conversion price (per $1,000 of principal amount)	$72.7441
The remaining amortization period of the unamortized debt discount as of December 31, 2017 is approximately 25 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the years ended December 31, 2017, 2016 and 2015, we recognized $16.7, $17.3 and $32.5, respectively, of interest expense related to the Debentures, of which $13.4, $14.1 and $26.6, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $3.3, $3.2 and $5.9, respectively, represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2017, 2016 and 2015 was $777.6, $594.9, and $604.0, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2017 and 2016.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Future maturities of all long-term debt outstanding at December 31, 2017 are as follows: 2018, $2,078.2; 2019, $847.2; 2020, $1,587.8; 2021, $697.6; 2022, $1,590.8 and thereafter, $11,855.2.
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
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions, rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013. In June 2014, the Court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at that stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs, we filed our answer and asserted our affirmative defenses in December 2014. Since January 2016, subscribers have filed additional actions asserting damage claims in Indiana, Kansas, Kansas City, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Vermont, and Virginia, all of which have been consolidated into the multi-district lawsuit. In November 2016 and April 2017, subscriber plaintiffs and provider plaintiffs filed new consolidated amended complaints adding new named plaintiffs and new factual allegations. We filed answers to the amended complaints in May 2017. In February 2017, the Court granted in part defendants' motion for summary judgment based on the filed rate doctrine finding that the damages claims of certain named Alabama subscribers are barred under federal law. Subscribers filed a motion to reconsider the Court's order, which was denied without prejudice to plaintiffs’ right to raise the issue at a later date. In April 2017, the Court of Appeals for the Eleventh Circuit affirmed a lower court ruling in a related declaratory judgment action, Musselman v. Blue Cross and Blue Shield of Alabama, et al., that the antitrust conspiracy claims being asserted by a subset of putative provider class members were released a decade ago by class action settlements in the In re Managed Care Litigation. In June 2017, the Court denied defendants’ motion to dismiss certain of the claims in provider plaintiffs’ latest consolidated complaint. Briefing on the relevant standard of review for the claims asserted under the Sherman Antitrust Act commenced in July 2017. Cross motions for partial summary judgment on the relevant standard of review were heard by the Court in October 2017, and they remain pending. In August 2017, provider plaintiffs moved for partial summary judgment against Anthem on the basis of collateral estoppel on several issues discussed in United States v. Anthem, Inc., 236 F. Supp. 3d 171 (D.D.C. 2017). That motion was heard in October 2017, and is pending. In January 2018, the Court issued an order suspending certain deadlines from the Court's third amended scheduling order. No dates have been set for either the pretrial conference or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
In July 2013, our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, was named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal, which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court, which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. BCC has filed and served a motion for judgment on the pleadings based upon the 2016 Managed Care Organization tax bill, which became effective in 2016 and demonstrates the Legislature's clear intent that HCSPs such as BCC are not subject to the gross premium tax. BCC's motion was heard in January 2018 and taken under advisement. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the city of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid, should BCC eventually be determined to be subject to GPT for the same tax periods. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for pharmacy benefit management, or PBM, services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the pharmacy benefit management agreement, or PBM Agreement, between the parties. Our suit asserts that Express Scripts' pricing exceeds the competitive benchmark pricing required by the PBM Agreement by approximately $13,000.0 over the remaining term of the PBM Agreement, and by approximately $1,800.0 through the post-termination transition period. Further, we assert that Express Scripts’ excessive pricing has caused us to lose existing customers and prevented us from gaining new business. In addition to the amounts associated with competitive benchmark pricing, we are seeking over $158.0 in damages associated with operational breaches incurred, together with a declaratory judgment that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the PBM Agreement; (iii) has breached the PBM Agreement, and that we can terminate the PBM Agreement either due to Express Scripts’ breaches or because we have determined that Express Scripts’ performance with respect to the delegated Medicare Part D prescription drug plans, or Medicare Part D, functions has been unsatisfactory; and (iv) is required under the PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. Express Scripts contends that we breached the PBM Agreement by failing to negotiate proposed new pricing terms in good faith and that we breached the implied covenant of good faith and fair dealing by disregarding the terms of the transaction. In addition, Express Scripts is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the PBM Agreement; (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (iii) that we do not have the right to terminate the PBM Agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675.0 at the time of the PBM Agreement. We believe that Express Scripts’ defenses and counterclaims are without merit. We filed a motion to dismiss Express Scripts' counterclaims. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. We intend to vigorously pursue our claims and defend against any counterclaims; however, the ultimate outcome cannot be presently determined.
Anthem, Inc. and Express Scripts were named as defendants in a purported class action lawsuit filed in June 2016 in the Southern District of New York by three members of ERISA plans alleging ERISA violations captioned Karen Burnett, Brendan Farrell, and Robert Shullich, individually and on behalf of all others similarly situated v. Express Scripts, Inc. and Anthem, Inc. The lawsuit was then consolidated with a similar lawsuit that was previously filed against Express Scripts. A first amended consolidated complaint was filed in the consolidated lawsuit, which is captioned In Re Express Scripts/Anthem ERISA Litigation. The first amended consolidated complaint was filed by six individual plaintiffs against Anthem and Express Scripts on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to the present in which Anthem provided prescription drug benefits through a PBM Agreement with Express Scripts and who paid a percentage based co-insurance payment in the course of using that prescription drug benefit.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

As to the ERISA members, the plaintiffs allege that Anthem breached its duties under ERISA (i) by failing to adequately monitor Express Scripts’ pricing under the PBM Agreement and (ii) by placing its own pecuniary interest above the best interests of Anthem insureds by allegedly agreeing to higher pricing in the PBM Agreement in exchange for the $4,675.0 purchase price for our NextRx PBM business. As to the non-ERISA members, the plaintiffs assert that Anthem breached the implied covenant of good faith and fair dealing implied in the health plans under which the non-ERISA members are covered by (i) negotiating and entering into the PBM Agreement with Express Scripts that was detrimental to the interests of such non-ERISA members, (ii) failing to adequately monitor the activities of Express Scripts, including failing to timely monitor and correct the prices charged by Express Scripts for prescription medications, and (iii) acting in Anthem’s self-interests instead of the interests of the non-ERISA members when it accepted the $4,675.0 purchase price for NextRx. Plaintiffs seek to hold Anthem and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest. In November 2016, we filed a motion to dismiss all of the claims brought against Anthem. In response, in March 2017, the plaintiffs filed a second amended consolidated complaint adding two self-insured accounts as plaintiffs and asserting an additional purported class of self-insured accounts. In April 2017, we filed a motion to dismiss the claims brought against Anthem. Our motion was granted without prejudice in January 2018. Plaintiffs have filed a notice of appeal. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In July 2015, we and Cigna announced that we entered into the Cigna Merger Agreement, pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. In February 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. Also in February 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Cigna Merger Agreement, specific performance compelling Cigna to comply with the Cigna Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. In April 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the merger. In May 2017, after the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement, we delivered to Cigna a notice terminating the Cigna Merger Agreement. The litigation in Delaware is ongoing with trial scheduled to commence in February 2019. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna's allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at December 31, 2017. This estimated aggregate range of reasonably

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Cyber Attack Incident
In February 2015, we reported that we were the target of a sophisticated external cyber attack. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees, such as names, birth dates, healthcare identification/social security numbers, street addresses, email addresses, phone numbers and employment information, including income data. To date, there is no evidence that credit card or medical information, such as claims, test results or diagnostic codes, were targeted, accessed or obtained, although no assurance can be given that we will not identify additional information that was accessed or obtained.
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
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. In December 2016, the National Association of Insurance Commissioners, or NAIC, concluded its multistate targeted market conduct and financial exam. In connection with the resolution of the matter, the NAIC requested we provide, and we agreed to provide, a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and an adverse effect on our results of operations and financial condition. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation, or the Panel, in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California, or the U.S. District Court. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that were before the U.S. District Court. In February 2016, the U.S. District Court issued an order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. In May 2016, the U.S. District Court issued an order granting in part and denying in part our motion, dismissing one count with prejudice, dismissing certain counts asserted by specific named plaintiffs with or without prejudice depending on their individualized facts, and allowing the remaining counts to proceed. In July 2016, plaintiffs filed a third amended complaint, which we answered in August 2016. Fact discovery was completed in December 2016. Plaintiffs filed their motion for class certification and trial plan in March 2017. We filed our opposition to class certification, motions to strike the testimony of three of the plaintiffs' experts and trial plan in April 2017. Prior to those motions being heard, the parties agreed to settle plaintiffs' claims on a class-wide basis for a total settlement payment of $115.0 and certain non-monetary relief. In June 2017, plaintiffs filed a motion for preliminary approval of the settlement and a motion to continue all case deadlines. In July 2017, the U.S. District Court granted the motion to continue all case deadlines. The U.S. District Court issued an order of preliminary approval in August 2017. The U.S. District Court held a hearing on plaintiffs' motion for final approval and class counsel's fee petition in February 2018. The U.S. District Court has appointed a special master to review class counsel's fee petition and has rescheduled the final fairness hearing for April 2018. Three state court cases related to the cyber attack are presently proceeding outside of this multidistrict litigation. Two of those cases have been stayed and a dispositive motion is pending with respect to the third. There remain open regulatory investigations into the incident that are not directly impacted by the multidistrict litigation settlement.
We have contingency plans and insurance coverage for certain expenses and potential liabilities of this nature and will pursue coverage for all applicable losses; however, the ultimate outcome of our pursuit of insurance coverage cannot be

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

presently determined. We intend to vigorously defend the remaining state court cases and regulatory actions related to the cyber attack; however, their ultimate outcome cannot be presently determined.
Other Contingencies
From time to time, we and certain of our subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. We, like HMOs and health insurers generally, exclude certain healthcare and other services from coverage under our HMO, PPO and other plans. We are, in the ordinary course of business, subject to the claims of our enrollees arising out of decisions to restrict or deny reimbursement for uncovered services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on us. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. In March 2017, long term care insurance writers Penn Treaty Network America Insurance Company and its subsidiary, American Network Insurance Company (collectively, Penn Treaty), were ordered to be liquidated by the Pennsylvania state court, which had jurisdiction over the Penn Treaty rehabilitation proceeding. We and other insurers will be obligated to pay a portion of their policyholder claims through state guaranty association assessments in future periods. We estimated our portion of these net assessments for the insolvency of Penn Treaty to be approximately $253.8 and recorded the estimate as a general and administrative expense. Payment of the assessments will be largely recovered through premium billing surcharges and premium tax credits over future years.
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding our HealthSun and America's 1st Choice subsidiaries, our CareMore operations in the state of Arizona and certain self-insured members, who have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at December 31, 2017.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2017, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
14. Capital Stock
Stock Incentive Plans
Our Board of Directors has adopted the 2017 Anthem Incentive Compensation Plan, or 2017 Incentive Plan, which has been approved by our shareholders. The term of the 2017 Incentive Plan is such that no awards may be granted on or after May 18, 2027. The 2017 Incentive Plan gives authority to the Compensation Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance units. The 2017 Incentive Plan limits the number of available shares for issuance to 37.5 shares, subject to adjustment as set forth in the 2017 Incentive Plan.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. The restrictions lapse in three equal annual installments. Performance units issued in 2017 will vest in 2020, based on earnings targets over the three year period of 2017 to 2019. Performance units issued in 2016 will vest in 2019, based on earnings targets over the three year period of 2016 to 2018. Performance units issued in 2015 will vest in 2018, based on earnings targets over the three year period of 2015 to 2017.
For the years ended December 31, 2017, 2016 and 2015, we recognized share-based compensation expense of $169.6, $164.6 and $148.2, respectively, as well as related tax benefits of $67.8, $60.5 and $53.7, respectively.
A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5.6	$102.80
Granted	1.1	167.57
Exercised	(2.2)	89.88
Forfeited or expired	(0.2)	142.51
Outstanding at December 31, 2017	4.3	124.31	6.15	$433.0
Exercisable at December 31, 2017	2.6	107.07	4.72	$312.3
The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 amounted to $192.3, $103.0 and $188.1, respectively. We recognized tax benefits of $75.9, $37.9 and $68.0 in 2017, 2016 and 2015, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2017, 2016 and 2015, we received cash of $200.0, $95.4 and $162.2, respectively, from exercises of stock options.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The total fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $127.2, $184.9 and $257.2, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2017 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2017	2.1	$127.68
Granted	0.8	174.44
Vested	(0.8)	110.39
Forfeited	(0.1)	148.77
Nonvested at December 31, 2017	2.0	152.20
During the year ended December 31, 2017, we granted approximately 0.4 restricted stock units that are contingent upon us achieving earning targets over the three year period of 2017 to 2019. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2019, based on results in the three year period.
As of December 31, 2017, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units, amounted to $17.6 and $127.2, respectively, which will be amortized over the weighted-average remaining requisite service periods of 10 months and 14 months, respectively.
As of December 31, 2017, there were approximately 29.3 shares of common stock available for future grants under the 2017 Incentive Plan.
 Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities of publicly traded options on our stock and historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on our estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes. We utilize the multiple-grant approach for recognizing compensation expense associated with each separately vesting portion of the share-based award.
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	2.31%	1.76%	1.96%
Volatility factor	32.00%	32.00%	31.00%
Dividend yield (annual)	1.60%	2.00%	1.70%
Weighted-average expected life (years)	4.00	4.10	4.00
The following weighted-average fair values were determined for the years ending December 31, 2017, 2016 and 2015:

	2017	2016	2015
Options granted during the year	$40.88	$30.56	$33.97
Restricted stock awards granted during the year	174.44	131.81	147.00

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to the terms of the Stock Purchase Plan, an employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee's investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a price per share of 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. There were 0.2 shares issued during the year ended December 31, 2017. As of December 31, 2017, 5.2 shares were available for issuance under the Stock Purchase Plan.
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
A summary of the cash dividend activity for the years ended December 31, 2017 and 2016 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172.2
April 27, 2017	June 9, 2017	June 23, 2017	0.65	171.8
July 25, 2017	September 8, 2017	September 25, 2017	0.70	181.4
October 24, 2017	December 5, 2017	December 21, 2017	0.70	179.5

Year ended December 31, 2016
February 18, 2016	March 10, 2016	March 25, 2016	$0.65	$170.7
April 26, 2016	June 10, 2016	June 24, 2016	0.65	170.9
July 26, 2016	September 9, 2016	September 26, 2016	0.65	171.1
November 1, 2016	December 5, 2016	December 21, 2016	0.65	171.3
On January 30, 2018, our Board of Directors declared a quarterly cash dividend to shareholders of $0.75 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 23, 2018 to the shareholders of record as of March 9, 2018.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On December 7, 2017, the Board of Directors authorized a $5,000.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of common stock repurchases for the period January 1, 2018 through February 9, 2018 (subsequent to December 31, 2017) and for the year ended December 31, 2017 is as follows:

	January 1, 2018 through February 9, 2018	Year Ended December 31, 2017

Shares repurchased	0.7	10.5
Average price per share	$237.35	$189.93
Aggregate cost	$156.6	$1,997.7
Authorization remaining at end of year	$7,021.5	$7,178.1
There were no common stock repurchases in 2016.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at December 31, 2017 and 2016 is as follows:

	2017	2016
Investments:
Gross unrealized gains	$939.7	$748.6
Gross unrealized losses	(104.9)	(180.9)
Net pretax unrealized gains	834.8	567.7
Deferred tax liability	(301.1)	(206.5)
Net unrealized gains on investments	533.7	361.2
Non-credit components of OTTI on investments:
Gross unrealized losses	(0.3)	(7.2)
Deferred tax asset	0.1	2.6
Net unrealized non-credit component of OTTI on investments	(0.2)	(4.6)
Cash flow hedges:
Gross unrealized losses	(358.6)	(259.1)
Deferred tax asset	125.6	90.7
Net unrealized losses on cash flow hedges	(233.0)	(168.4)
Defined benefit pension plans:
Deferred net actuarial loss	(624.7)	(655.8)
Deferred prior service cost	(1.0)	(0.5)
Deferred tax asset	244.1	257.2
Net unrecognized periodic benefit costs for defined benefit pension plans	(381.6)	(399.1)
Postretirement benefit plans:
Deferred net actuarial loss	(77.5)	(146.6)
Deferred prior service credits	46.1	59.7
Deferred tax asset	12.3	34.0
Net unrecognized periodic benefit costs for postretirement benefit plans	(19.1)	(52.9)
Foreign currency translation adjustments:
Gross unrealized losses	(2.1)	(6.3)
Deferred tax asset	0.8	2.2
Net unrealized losses on foreign currency translation adjustments	(1.3)	(4.1)
Accumulated other comprehensive loss	$(101.5)	$(267.9)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($152.6), ($118.9), and $180.4, respectively	$280.1	$186.0	$(336.1)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $58.0, $36.6, and $25.9, respectively	(107.6)	(68.1)	(48.2)
Total reclassification adjustment on investments	172.5	117.9	(384.3)
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax (expense) benefit of ($2.8), ($2.8), and $3.0, respectively	4.4	5.4	(5.6)
Cash flow hedges:
Holding loss, net of tax benefit of $34.9, $47.0, and $24.4, respectively	(64.6)	(87.3)	(45.2)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax (expense) benefit of ($34.8), $5.7, and $13.4, respectively	51.3	(13.4)	(26.0)
Foreign currency translation adjustment, net of tax (expense) benefit of ($1.4), ($1.1), and $1.8, respectively	2.8	2.1	(3.4)
Net gain (loss) recognized in other comprehensive loss, net of tax (expense) benefit of ($98.7), ($33.5), and $248.9, respectively	$166.4	$24.7	$(464.5)
16. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. In conjunction with the ACA temporary reinsurance premium stabilization program that was effective for 2014 through 2016, we recognized assessments upon our fully-insured non-grandfathered individual market plans that were eligible for reinsurance recoveries as ceded premiums and estimated reinsurance recoveries as a reduction to benefit expense. Assessments upon all other lines of business that were not eligible for reinsurance recoveries were recognized in general and administrative expense.
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Direct	$83,974.3	$83,417.8	$78,200.4	$78,726.2	$72,925.5	$73,259.2
Assumed	274.6	274.6	217.4	217.3	221.8	221.9
Ceded	(43.7)	(44.7)	(79.8)	(83.4)	(95.8)	(96.0)
Net premiums	$84,205.2	$83,647.7	$78,338.0	$78,860.1	$73,051.5	$73,385.1
Percentage—assumed to net premiums	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of net premiums written and earned by segment (see Note 19, “Segment Information”) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial & Specialty Business	$35,683.1	$35,804.3	$33,355.6	$33,831.5	$33,016.9	$33,078.0
Government Business	48,522.1	47,843.4	44,982.4	45,028.6	40,034.6	40,307.1
Net premiums	$84,205.2	$83,647.7	$78,338.0	$78,860.1	$73,051.5	$73,385.1
The effect of reinsurance on benefit expense for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Direct	$72,135.0	$67,221.7	$61,674.0
Assumed	216.7	184.9	192.2
Ceded	(115.5)	(572.2)	(749.3)
Net benefit expense	$72,236.2	$66,834.4	$61,116.9
 The effect of reinsurance on certain assets and liabilities at December 31, 2017 and 2016 is as follows:

	2017	2016
Policy liabilities, assumed	$54.3	$47.2
Unearned income, assumed	0.6	0.6
Premiums payable, ceded	9.3	5.2
Premiums receivable, assumed	32.9	25.9
17. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2017, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2018	$154.5
2019	145.5
2020	123.9
2021	100.4
2022	88.2
Thereafter	286.0
Total minimum payments required	$898.5
We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.
Lease expense for 2017, 2016 and 2015 was $204.6, $207.5 and $212.9, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

18. Earnings per Share
The denominator for basic and diluted earnings per share at December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Denominator for basic earnings per share—weighted-average shares	261.5	262.9	263.0
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	6.3	5.2	9.9
Denominator for diluted earnings per share	267.8	268.1	272.9
During the years ended December 31, 2017, 2016 and 2015, weighted-average shares related to certain stock options of 0.4, 2.2 and 1.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the years ended December 31, 2017, 2016 and 2015, we issued approximately 0.4, 0.5 and 0.4 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2017 contingent restricted stock units are being measured over the three year period of 2017 through 2019, the 2016 contingent restricted stock units are being measured over the three year period of 2016 through 2018 and the 2015 contingent restricted stock units are being measured over the three year period of 2015 through 2017. Contingent restricted stock units vest in March of the year following each measurement period.
The Equity Units are dilutive securities when the market value of our common stock exceeds a certain threshold price. The Equity Units were excluded from the denominator for diluted earnings per share for each of the years presented as the dilutive stock price threshold was not met until December 2017 and the dilution impact was not material. For additional information relating to the Equity Units, see Note 12, “Debt.”
19. Segment Information
Our organizational structure is comprised of three reportable segments: Commercial & Specialty Business; Government Business; and Other.
Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare guidance.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP®. Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families programs, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our Other segment includes other businesses that do not individually meet the quantitative thresholds for an operating segment as defined by FASB guidance, as well as corporate expenses not allocated to either of our other reportable segments.
We define operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefit products.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Operating gain, a non-GAAP measure, is calculated as total operating revenue less benefit expense and selling, general and administrative expense.
Through our participation in various federal government programs, we generated approximately 17.8%, 18.2% and 18.8% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2017, 2016, and 2015, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in the aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net realized gains on financial instruments, OTTI losses recognized in income, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes, assets and liabilities on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Financial data by reportable segment for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Year ended December 31, 2017
Operating revenue	$40,754.1	$48,276.2	$30.9	$89,061.2
Operating gain (loss)	2,876.1	1,430.2	(130.9)	4,175.4
Depreciation and amortization of property and equipment	—	—	601.0	601.0
Year ended December 31, 2016
Operating revenue	$38,692.1	$45,477.7	$24.2	$84,194.0
Operating gain (loss)	3,195.2	1,784.3	(177.8)	4,801.7
Depreciation and amortization of property and equipment	—	—	576.0	576.0
Year ended December 31, 2015
Operating revenue	$37,570.8	$40,813.0	$21.0	$78,404.8
Operating gain (loss)	2,854.0	1,978.5	(79.4)	4,753.1
Depreciation and amortization of property and equipment	—	—	515.6	515.6

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The major product revenues for each of the reportable segments for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Commercial & Specialty Business
Managed care products	$34,272.1	$32,369.8	$31,676.9
Managed care services	4,821.0	4,710.1	4,344.8
Dental/Vision products and services	1,218.1	1,182.3	1,111.7
Other	442.9	429.9	437.4
Total Commercial & Specialty Business	40,754.1	38,692.1	37,570.8
Government Business
Managed care products	47,843.4	45,028.5	40,307.0
Managed care services	432.8	449.2	506.0
Total Government Business	48,276.2	45,477.7	40,813.0
Other
Other	30.9	24.2	21.0
Total product revenues	$89,061.2	$84,194.0	$78,404.8
The classification between managed care products and managed care services in the above table primarily distinguishes between the levels of risk assumed. Managed care products represent insurance products where we bear the insurance risk, whereas managed care services represent product offerings where we provide claims adjudication and other administrative services to the customer, but the customer principally bears the insurance risk.
Asset, liability and equity details by reportable segment have not been disclosed, as we do not internally report such information.
A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Reportable segments operating revenues	$89,061.2	$84,194.0	$78,404.8
Net investment income	866.5	779.5	677.6
Net realized gains on financial instruments	144.8	4.9	157.5
Other-than-temporary impairment losses recognized in income	(33.1)	(115.4)	(83.4)
Total revenues	$90,039.4	$84,863.0	$79,156.5
A reconciliation of reportable segment operating gain to income before income tax expense included in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Reportable segments operating gain	$4,175.4	$4,801.7	$4,753.1
Net investment income	866.5	779.5	677.6
Net realized gains on financial instruments	144.8	4.9	157.5
Other-than-temporary impairment losses recognized in income	(33.1)	(115.4)	(83.4)
Interest expense	(739.0)	(723.0)	(653.0)
Amortization of other intangible assets	(168.4)	(192.3)	(230.1)
(Loss) gain on extinguishment of debt	(282.4)	—	9.3
Income before income tax expense	$3,963.8	$4,555.4	$4,631.0

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

20. Related Party Transactions
We have a 19.50% equity investment in National Accounts Service Company, LLC, or NASCO, which processes National Accounts claims and provides other administrative services for us and certain other Blue Cross Blue Shield plans. Administrative expenses incurred related to NASCO services totaled $73.0, $79.7 and $83.6, for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts due to NASCO were $5.7 and $6.2 at December 31, 2017 and 2016, respectively.
21. Statutory Information
The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, commonly referred to as statutory accounting, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including BCC, Blue Cross of California Partnership Plan, Inc., Golden West Health Plan, Inc. and CareMore Health Plan are regulated by the California Department of Managed Health Care, or DMHC, and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the inclusion of unrealized gains or losses relating to fixed maturity securities in shareholders’ equity, recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners, or NAIC, developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital, or RBC, requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2017 and 2016, all of our regulated subsidiaries exceeded the minimum RBC requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $4,700.0 and $4,300.0 as of December 31, 2017 and 2016, respectively. The tangible net equity required for the DMHC regulated entities was approximately $670.0 and $650.0 as of December 31, 2017 and 2016, respectively.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $11,665.9 and $10,580.2 at December 31, 2017 and 2016, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $2,673.6, $2,613.2 and $2,359.9 for 2017, 2016 and 2015, respectively. GAAP equity of the DMHC regulated entities was $2,917.3 and $2,225.7 at December 31, 2017 and 2016, respectively. GAAP net income of the DMHC regulated entities was $1,046.6, $774.5 and $477.5 for the years ended December 31, 2017, 2016 and 2015, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

22. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$22,525.9	$22,407.2	$22,426.0	$22,680.3
Income before income tax expense	1,515.0	1,205.7	1,118.9	124.2
Net income	1,009.9	855.3	746.9	1,230.7

Basic net income per share	$3.82	$3.23	$2.87	$4.80
Diluted net income per share	3.73	3.16	2.80	4.67

2016
Total revenues	$20,288.5	$21,456.2	$21,403.9	$21,714.4
Income before income tax expense	1,312.0	1,448.3	1,136.5	658.6
Net income	703.0	780.6	617.8	368.4

Basic net income per share	$2.69	$2.97	$2.35	$1.40
Diluted net income per share	2.63	2.91	2.30	1.37
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2017. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2017, and has also issued an audit report dated February 21, 2018, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ JOHN E. GALLINA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Anthem, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Anthem, Inc. (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Anthem, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    ERNST & YOUNG LLP

Indianapolis, Indiana
February 21, 2018

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Ethical Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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
3. Exhibits required to be filed as part of this report:

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

3.2	Bylaws of the Company, as amended and restated effective May 18, 2017, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 18, 2017.

4.1
Form of Specimen Certificate of the Company's common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No.1 to Form S-8 Registration Statement filed on May 23, 2017.

4.2
Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, including the Form of the Company's 5.950% Notes due 2034, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004, SEC File No. 001-16751.

4.3
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

Exhibit Number	Exhibit

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(c)	Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(d)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(e)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011, SEC File No. 001-16751.

	(f)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012, SEC File No. 001-16751.

	(g)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012, SEC File No. 001-16751.

	(h)	Form of 1.875% Notes due 2018, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012, SEC File No. 001-16751.

	(i)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012, SEC File No. 001-16751.

	(j)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012, SEC File No. 001-16751.

	(k)	Form of 2.300% Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(l)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(m)	Form of 2.250% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(n)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(o)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(p)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

4.4
Indenture dated as of October 9, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee, including the Form of the 2.750% Senior Convertible Debentures due 2042, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012, SEC File No. 001-16751.

4.5
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

4.6
Indenture dated as of November 21, 2017 between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(a)	Form of 2.500% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 2.950% Notes due 2022, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

Exhibit Number		Exhibit

		(c)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

		(d)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

		(e)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

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

(e)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2015, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(f)
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

(h)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(i)
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

(k)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2016 and 2017, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(l)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2016 and 2017, incorporated by reference to Exhibit 10.2(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Exhibit Number		Exhibit

(m)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2016, incorporated by reference to Exhibit 10.2(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.2	*	2017 Anthem Incentive Compensation Plan, effective May 18, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017.

(a)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2017, incorporated by reference to Exhibit 10.1(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

		(b)	Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for the Chief Executive Officer for 2017.

		(c)	First Amendment, effective January 1, 2018, to 2017 Anthem Incentive Compensation Plan.

10.3	*
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
Anthem, Inc. Board of Directors Compensation Program, as amended effective May 18, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.8	*
Anthem Board of Directors’ Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.9	*	(a)
Form of Employment Agreement between the Company and each of the following: John E. Gallina, Brian T. Griffin, Peter D. Haytaian, Gloria McCarthy and Thomas C. Zielinski, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

(b)
Form of Employment Agreement between the Company and each of the following: Craig E. Samitt and Jacquelyn H. Wolf, incorporated by reference to Exhibit A to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

		(c)	Form of Employment Agreement between the Company and Gail Boudreaux, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2017.

10.11	*
Transition Letter Agreement between the Company and Joseph R. Swedish, dated as of November 5, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.12
Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2016, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Exhibit Number	Exhibit

10.13
Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2016, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

10.14
Undertakings to California Department of Managed Health Care, dated October 15, 2012, delivered by Blue Cross of California, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-16751.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II.

*	Indicates management contracts or compensatory plans or arrangements.
(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).
ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant
Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$956.0	$882.7
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $341.7 and $463.4)	345.5	477.6
Equity securities (cost of $1,400.9 and $35.7)	1,458.3	85.5
Other invested assets, current	5.5	4.6
Other receivables	60.6	47.8
Income taxes receivable	75.4	69.0
Net due from subsidiaries	2,428.5	1,394.6
Securities lending collateral	14.5	39.7
Other current assets	227.8	277.0
Total current assets	5,572.1	3,278.5
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $0.4 and $0.0)	0.4	—
Equity securities (cost of $6.3 and $6.4)	6.3	6.4
Other invested assets, long-term	644.2	632.4
Property and equipment, net	117.6	142.8
Deferred tax assets, net	161.8	107.5
Investments in subsidiaries	40,211.2	37,378.8
Other noncurrent assets	88.5	87.6
Total assets	$46,802.1	$41,634.0
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,232.5	$690.2
Security trades pending payable	11.1	18.2
Securities lending payable	14.5	39.7
Current portion of long-term debt	1,274.6	928.4
Other current liabilities	219.0	301.4
Total current liabilities	2,751.7	1,977.9
Long-term debt, less current portion	17,356.7	14,333.6
Other noncurrent liabilities	190.8	222.1
Total liabilities	20,299.2	16,533.6
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 256,084,913 and 263,747,395	2.6	2.6
Additional paid-in capital	8,547.4	8,805.1
Retained earnings	18,054.4	16,560.6
Accumulated other comprehensive loss	(101.5)	(267.9)
Total shareholders’ equity	26,502.9	25,100.4
Total liabilities and shareholders’ equity	$46,802.1	$41,634.0

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2017	2016	2015
Revenues
Net investment income	$64.3	$74.7	$99.7
Net realized losses on financial instruments	(18.2)	(195.0)	(3.8)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(7.6)	(65.0)	(49.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.1	17.2	10.0
Other-than-temporary impairment losses recognized in income	(7.5)	(47.8)	(39.2)
Other revenue	—	—	3.5
Total revenues (losses)	38.6	(168.1)	60.2
Expenses
General and administrative expense	437.2	270.0	77.9
Interest expense	726.5	719.3	649.7
Loss (gain) on extinguishment of debt	282.4	—	(9.3)
Total expenses	1,446.1	989.3	718.3
Loss before income tax credits and equity in net income of subsidiaries	(1,407.5)	(1,157.4)	(658.1)
Income tax credits	(215.5)	(438.5)	(270.1)
Equity in net income of subsidiaries	5,034.8	3,188.7	2,948.0
Net income	$3,842.8	$2,469.8	$2,560.0

 See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2017	2016	2015
Net income	$3,842.8	$2,469.8	$2,560.0
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	172.5	117.9	(384.3)
Change in non-credit component of other-than-temporary impairment losses on investments	4.4	5.4	(5.6)
Change in net unrealized gains/losses on cash flow hedges	(64.6)	(87.3)	(45.2)
Change in net periodic pension and postretirement costs	51.3	(13.4)	(26.0)
Foreign currency translation adjustments	2.8	2.1	(3.4)
Other comprehensive income (loss)	166.4	24.7	(464.5)
Total comprehensive income	$4,009.2	$2,494.5	$2,095.5

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2017	2016	2015
Operating activities
Net income	$3,842.8	$2,469.8	$2,560.0
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,436.7)	(502.4)	(287.8)
Net realized losses on financial instruments	18.2	195.0	3.8
Other-than-temporary impairment losses recognized in income	7.5	47.8	39.2
Loss (gain) on extinguishment of debt	282.4	—	(9.3)
Loss on disposal of assets	—	2.3	0.2
Deferred income taxes	(32.5)	(7.0)	55.0
Amortization, net of accretion	25.4	33.5	40.8
Depreciation expense	69.2	70.4	68.1
Share-based compensation	169.6	164.6	148.2
Excess tax benefits from share-based compensation	—	(53.5)	(95.8)
Changes in operating assets and liabilities:
Receivables, net	(17.1)	17.5	(17.9)
Other invested assets, current	(0.9)	1.3	(0.2)
Other assets	(102.0)	213.2	(106.9)
Amounts due from/to subsidiaries	(1,033.9)	(1,487.8)	420.5
Accounts payable and accrued expenses	490.5	43.9	103.4
Other liabilities	(61.0)	(30.7)	(231.4)
Income taxes	(6.4)	198.4	47.2
Other, net	(2.3)	5.1	(10.2)
Net cash provided by operating activities	1,212.8	1,381.4	2,726.9
Investing activities
Purchases of investments	(3,814.3)	(2,874.9)	(2,130.7)
Proceeds from sales, maturities, calls and redemptions of investments	2,594.7	3,309.8	3,076.6
Changes in collateral and settlement of non-hedging derivatives	64.9	(34.5)	(36.5)
Capitalization of subsidiaries	(124.2)	(295.0)	(939.7)
Changes in securities lending collateral	25.0	91.8	94.0
Purchases of property and equipment, net of sales	(44.0)	(98.7)	(51.1)
Other, net	18.7	(7.9)	1.5
Net cash (used in) provided by investing activities	(1,279.2)	90.6	14.1
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	174.6	(53.2)	682.2
Proceeds from long-term borrowings	5,457.8	—	1,226.5
Repayments of long-term borrowings	(2,815.1)	—	(2,697.2)
Changes in securities lending payable	(25.2)	(90.9)	(94.2)
Changes in bank overdrafts	51.8	30.8	(89.3)
Premiums paid on equity call options	—	—	(16.7)
Proceeds from sale of put options	0.9	—	16.6
Repurchase and retirement of common stock	(1,997.7)	—	(1,515.8)
Change in collateral and settlements of debt-related derivatives	(149.0)	(360.4)	—
Cash dividends	(737.2)	(715.1)	(686.5)
Proceeds from issuance of common stock under employee stock plans	225.3	119.4	186.0
Taxes paid through withholding of common stock under employee stock plans	(46.5)	(65.7)	(95.9)
Excess tax benefits from share-based compensation	—	53.5	95.8
Net cash provided by (used in) financing activities	139.7	(1,081.6)	(2,988.5)
Change in cash and cash equivalents	73.3	390.4	(247.5)
Cash and cash equivalents at beginning of year	882.7	492.3	739.8
Cash and cash equivalents at end of year	$956.0	$882.7	$492.3

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2017
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
Anthem’s parent company only financial statements should be read in conjunction with Anthem’s audited consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K.
2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $2,268.0, $2,688.8 and $2,672.3 during 2017, 2016 and 2015, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $32.3, $31.1 and $29.9 during 2017, 2016 and 2015, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $124.2, $295.0 and $939.7 during 2017, 2016 and 2015, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2017 and 2016, Anthem reported amounts due from subsidiaries of $2,428.5 and $1,394.6, respectively. The amounts due from subsidiaries primarily include amounts for allocated administrative expenses or cash held overnight at the parent level resulting from daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
3. Derivative Financial Instruments
The information regarding derivative financial instruments contained in Note 5, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.
4. Long-Term Debt
The information regarding long-term debt contained in Note 12, “Debt,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

5. Commitments and Contingencies
The information regarding commitments and contingencies contained in Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.
6. Capital Stock
The information regarding capital stock contained in Note 14, “Capital Stock,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHEM, INC.

By:	/s/ GAIL K. BOUDREAUX
Gail K. Boudreaux President and Chief Executive Officer
Dated: February 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 21, 2018
Gail K. Boudreaux
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2018
John E. Gallina
/s/ RONALD W. PENCZEK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2018
Ronald W. Penczek
/s/ JOSEPH R. SWEDISH	Executive Chairman of the Board	February 21, 2018
Joseph R. Swedish
/s/ R. KERRY CLARK	Director	February 21, 2018
R. Kerry Clark
/s/ ROBERT L. DIXON, JR.	Director	February 21, 2018
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 21, 2018
Lewis Hay III
/s/ JULIE A. HILL	Director	February 21, 2018
Julie A. Hill
/s/ BAHIJA JALLAL	Director	February 21, 2018
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 21, 2018
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 21, 2018
Ramiro G. Peru
/s/ GEORGE A. SCHAEFER, JR.	Director	February 21, 2018
George A. Schaefer, Jr.
/s/ ELIZABETH E. TALLETT	Director	February 21, 2018
Elizabeth E. Tallett