Form 10-Q
period 2018-03-31
Anthem, Inc.
filed 2018-04-25
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Registrant’s telephone number, including area code: (800) 331-1476
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 12, 2018
Common Stock, $0.01 par value	255,199,261 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,630.6	$3,608.9
Fixed maturity securities, current (amortized cost of $17,070.2 and $17,054.5)	17,091.5	17,377.3
Equity securities, current	2,341.9	3,599.2
Other invested assets, current	24.3	17.2
Accrued investment income	160.2	162.5
Premium and self-funded receivables	6,255.9	6,184.9
Other receivables	2,305.2	2,266.5
Income taxes receivable	—	341.9
Securities lending collateral	612.2	455.1
Other current assets	3,552.3	2,249.3
Total current assets	36,974.1	36,262.8
Long-term investments:
Fixed maturity securities (amortized cost of $504.1 and $556.0)	501.5	560.8
Equity securities	32.9	32.8
Other invested assets	3,460.8	3,343.8
Property and equipment, net	2,237.6	2,174.9
Goodwill	20,185.5	19,231.2
Other intangible assets	9,076.0	8,368.4
Other noncurrent assets	832.0	565.3
Total assets	$73,300.4	$70,540.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,640.3	$7,991.5
Reserves for future policy benefits	71.5	69.9
Other policyholder liabilities	2,918.8	2,950.3
Total policy liabilities	10,630.6	11,011.7
Unearned income	2,115.9	860.3
Accounts payable and accrued expenses	5,816.7	5,024.4
Income taxes payable	194.9	—
Security trades pending payable	134.7	112.6
Securities lending payable	611.8	454.4
Short-term borrowings	1,125.0	1,275.0
Current portion of long-term debt	650.8	1,274.6
Other current liabilities	3,475.5	3,343.0
Total current liabilities	24,755.9	23,356.0
Long-term debt, less current portion	18,110.1	17,382.2
Reserves for future policy benefits, noncurrent	666.8	647.3
Deferred tax liabilities, net	1,812.9	1,726.5
Other noncurrent liabilities	942.3	925.1
Total liabilities	46,288.0	44,037.1

Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 255,544,728 and 256,084,913	2.6	2.6
Additional paid-in capital	8,489.3	8,547.4
Retained earnings	19,241.1	18,054.4
Accumulated other comprehensive loss	(720.6)	(101.5)
Total shareholders’ equity	27,012.4	26,502.9
Total liabilities and shareholders’ equity	$73,300.4	$70,540.0

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2018	2017
Revenues
Premiums	$20,902.8	$20,951.3
Administrative fees	1,408.8	1,363.2
Other revenue	30.7	5.0
Total operating revenue	22,342.3	22,319.5
Net investment income	229.2	207.2
Net realized (losses) gains on financial instruments	(26.1)	7.3
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(7.9)	(9.6)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	1.5
Other-than-temporary impairment losses recognized in income	(7.9)	(8.1)
Total revenues	22,537.5	22,525.9
Expenses
Benefit expense	17,045.9	17,542.8
Selling, general and administrative and expense:
Selling expense	318.2	348.6
General and administrative expense	3,110.3	2,842.7
Total selling, general and administrative expense	3,428.5	3,191.3
Interest expense	184.2	235.0
Amortization of other intangible assets	79.5	41.8
Loss on extinguishment of debt	19.1	—
Total expenses	20,757.2	21,010.9
Income before income tax expense	1,780.3	1,515.0
Income tax expense	467.8	505.1
Net income	$1,312.5	$1,009.9
Net income per share
Basic	$5.13	$3.82
Diluted	$4.99	$3.73
Dividends per share	$0.75	$0.65

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2018	2017
Net income	$1,312.5	$1,009.9
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(244.7)	80.2
Change in non-credit component of other-than-temporary impairment losses on investments	0.2	3.6
Change in net unrealized losses on cash flow hedges	28.8	17.0
Change in net periodic pension and postretirement costs	7.7	3.9
Foreign currency translation adjustments	0.4	1.4
Other comprehensive (loss) income	(207.6)	106.1
Total comprehensive income	$1,104.9	$1,116.0

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2018	2017
Operating activities
Net income	$1,312.5	$1,009.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on financial instruments	26.1	(7.3)
Other-than-temporary impairment losses recognized in income	7.9	8.1
Loss on extinguishment of debt	19.1	—
Loss on disposal of assets	—	0.7
Deferred income taxes	(51.5)	(157.2)
Amortization, net of accretion	239.7	193.4
Depreciation expense	30.0	27.3
Share-based compensation	42.2	42.7
Changes in operating assets and liabilities:
Receivables, net	36.7	276.3
Other invested assets	(6.8)	(14.8)
Other assets	(391.8)	(205.2)
Policy liabilities	(560.8)	130.1
Unearned income	1,182.2	954.2
Accounts payable and accrued expenses	(300.4)	(223.8)
Other liabilities	147.4	40.3
Income taxes	536.8	659.7
Other, net	(54.4)	(46.2)
Net cash provided by operating activities	2,214.9	2,688.2
Investing activities
Purchases of fixed maturity securities	(2,235.4)	(4,030.1)
Proceeds from fixed maturity securities:
Sales	1,864.4	2,851.8
Maturities, calls and redemptions	362.9	522.7
Purchases of equity securities	(566.3)	(367.0)
Proceeds from sales of equity securities	1,775.8	63.0
Purchases of other invested assets	(72.3)	(73.7)
Proceeds from sales of other invested assets	23.1	76.5
Change in collateral and settlements of non-hedging derivatives	—	0.4
Changes in securities lending collateral	(157.4)	(154.5)
Purchases of subsidiaries, net of cash acquired	(1,346.1)	—
Purchases of property and equipment	(218.2)	(127.9)
Other, net	3.6	11.8
Net cash used in investing activities	(565.9)	(1,227.0)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(108.0)	1,719.1
Proceeds from long-term borrowings	836.0	—
Repayments of long-term borrowings	(662.7)	(401.1)
Proceeds from short-term borrowings	1,505.0	1,170.0
Repayments of short-term borrowings	(1,655.0)	(1,070.0)
Changes in securities lending payable	157.4	154.5
Changes in bank overdrafts	(124.4)	(168.9)
Proceeds from sale of put options	0.3	—
Repurchase and retirement of common stock	(394.7)	(50.7)
Change in collateral and settlements of debt-related derivatives	24.1	(8.0)
Cash dividends	(191.9)	(172.2)
Proceeds from issuance of common stock under employee stock plans	59.4	103.5
Taxes paid through withholding of common stock under employee stock plans	(73.2)	(41.9)
Net cash (used in) provided by financing activities	(627.7)	1,234.3
Effect of foreign exchange rates on cash and cash equivalents	0.4	1.6
Change in cash and cash equivalents	1,021.7	2,697.1
Cash and cash equivalents at beginning of period	3,608.9	4,075.3
Cash and cash equivalents at end of period	$4,630.6	$6,772.4

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2017 (audited)	256.1	$2.6	$8,547.4	$18,054.4	$(101.5)	$26,502.9
Adoption of Accounting Standards Update No 2016-01 (Note 2)	—	—	—	320.2	(320.2)	—
January 1, 2018	256.1	2.6	8,547.4	18,374.6	(421.7)	26,502.9
Net income	—	—	—	1,312.5	—	1,312.5
Other comprehensive loss	—	—	—	—	(207.6)	(207.6)
Premiums for and settlement of equity options	—	—	0.3	—	—	0.3
Repurchase and retirement of common stock	(1.7)	—	(56.5)	(338.2)	—	(394.7)
Dividends and dividend equivalents	—	—	—	(199.1)	—	(199.1)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	28.4	—	—	28.4
Convertible debenture repurchases and conversions	—	—	(30.3)	—	—	(30.3)
Adoption of Accounting Standards Update No 2018-02 (Note 2)	—	—	—	91.3	(91.3)	—
March 31, 2018	255.5	$2.6	$8,489.3	$19,241.1	$(720.6)	$27,012.4

January 1, 2017	263.7	$2.6	$8,805.1	$16,560.6	$(267.9)	$25,100.4
Net income	—	—	—	1,009.9	—	1,009.9
Other comprehensive income	—	—	—	—	106.1	106.1
Repurchase and retirement of common stock	(0.3)	—	(10.5)	(40.2)	—	(50.7)
Dividends and dividend equivalents	—	—	—	(172.6)	—	(172.6)
Issuance of common stock under employee stock plans, net of related tax benefits	1.7	—	99.9	—	—	99.9
Convertible debenture repurchases and conversions	—	—	(1.1)	—	—	(1.1)
March 31, 2017	265.1	$2.6	$8,893.4	$17,357.7	$(161.8)	$26,091.9

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2018
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.6 medical members through our affiliated health plans as of March 31, 2018. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; health maintenance organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program®.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in varying counties as BCBS, Blue Cross or Empire BlueCross BlueShield HealthPlus), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 15 states across the country as America’s 1st Choice, Amerigroup, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2017 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 have been recorded. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Cash and Cash Equivalents: Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $230.5 and $182.3 at March 31, 2018 and December 31, 2017, respectively and are included in the cash and cash equivalents line on our consolidated balance sheets.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the minimum medical loss ratio rebates, risk adjustment, reinsurance, risk corridor or contractual or government-mandated premium stabilization programs. Administrative fees include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. Under our self-funded arrangements, revenue is recognized as administrative services are performed, and benefit payments under these programs are excluded from benefit expense. For additional information about our revenues, see Note 2, "Basis of Presentation and Significant Accounting Policies" and Note 19, "Segment Information," to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. In addition, see Note 15, "Segment Information," herein, for the disaggregation of revenues by segments and products.
Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, individuals and government programs. At March 31, 2018, premium and self-funded receivables were $3,797.4 and $2,458.5, respectively. At December 31, 2017, premium and self-funded receivables were $3,605.2 and $2,579.7, respectively. Premium and self-funded receivables are reported net of an allowance for doubtful accounts of $369.8 and $455.3 at March 31, 2018 and December 31, 2017, respectively.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2018. For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In February 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. On December 22, 2017, the federal government enacted a tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. Current FASB guidance requires adjustments of deferred taxes due to a change in the federal corporate income tax rate to be included in income from operations. As a result, the tax effects of items within accumulated other comprehensive loss did not reflect the appropriate tax rate. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the change in the federal corporate income tax rate. We adopted the amendments in ASU 2018-02 for our interim and annual reporting periods beginning on January 1, 2018 and reclassified $91.3 of stranded tax effects from accumulated other comprehensive loss to retained earnings on our consolidated balance sheets. The adoption of ASU 2018-02 did not have any impact on our results of operations or cash flows.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted ASU 2017-09 on January 1, 2018. The guidance has been and will be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have any impact on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07. This amendment requires entities to disaggregate the service cost component from the other components of the benefit cost and present the service cost component in the same income statement line item as other employee compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Certain of our defined benefit plans have previously been frozen, resulting in no annual service costs, and the remaining service costs for our non-frozen plan are not material. We adopted ASU 2017-07 on January 1, 2018 and it did not have a material impact on our results of operations, cash flows or consolidated financial position.
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, recorded on the Premiums line item on our consolidated statements of income, which will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and Other revenue line items on our consolidated statements of income and represent approximately 6.0% of our consolidated total operating revenue. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, results of operations, cash flows or consolidated financial position.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. This update amends ASC Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 using a retrospective approach. The adoption of ASU 2016-18 did not have a material impact on our consolidated statements of cash flows and did not impact our results of operations or consolidated financial position.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. We adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows, results of operations or consolidated financial position.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. We adopted ASU 2016-01 on January 1, 2018 as a cumulative-effect adjustment and reclassified $320.2 of unrealized gains on equity investments, net of tax, from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet. Effective January 1, 2018, our results of operations include the changes in fair value of these financial instruments.
Recent Accounting Guidance Not Yet Adopted: In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2018-03. This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 and will be effective for our 2018 annual reporting period. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position at the beginning of the fiscal year in which the amendments are adopted. We are currently evaluating the effects the adoption of ASU 2018-03 will have on our consolidated financial position and related disclosures.
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
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2017 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

3.	Business Acquisitions
Acquisition of America’s 1st Choice
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage plans, America’s 1st Choice currently serves approximately one hundred and thirty five thousand members in twenty-five Florida and three South Carolina counties. This acquisition aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of America's 1st Choice's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $989.7 at March 31, 2018, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of America's 1st Choice primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and Special Needs populations. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from America's 1st Choice includes $722.0 of other intangible assets, which primarily consist of finite-lived customer relationships and provider networks with amortization periods ranging from 8 to 20 years. The results of operations of America's 1st Choice are included in our consolidated financial statements within our Government Business segment for the period following February 15, 2018. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of HealthSun's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,607.2 at March 31, 2018, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of HealthSun primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and dual-eligible enrollees. As of March 31, 2018, the initial accounting for the acquisition has not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. During the three months ended March 31, 2018, we reduced preliminary goodwill by $36.2 due to adjustments made to acquired intangible assets.
The preliminary fair value of the net assets acquired from HealthSun includes $637.0 of other intangible assets, which primarily consist of finite-lived customer relationships with amortization periods ranging from 7 to 20 years. The results of operations of HealthSun are included in our consolidated financial statements within our Government Business segment for the period following December 21, 2017. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4.	Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $7.9 and $8.1 for the three months ended March 31, 2018 and 2017, respectively. There were no individually significant other-than-temporary impairment losses on investments during the three months ended March 31, 2018 and 2017. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2018 and December 31, 2017 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2018
Fixed maturity securities:
United States Government securities	$589.0	$2.3	$(6.9)	$(0.9)	$583.5	$—
Government sponsored securities	105.6	0.2	(0.5)	(0.5)	104.8	—
States, municipalities and political subdivisions, tax-exempt	5,312.3	102.1	(23.3)	(11.5)	5,379.6	—
Corporate securities	7,651.6	85.9	(97.0)	(18.2)	7,622.3	—
Residential mortgage-backed securities	2,786.1	32.2	(32.7)	(20.0)	2,765.6	—
Commercial mortgage-backed securities	78.0	0.3	(0.4)	(2.2)	75.7	—
Other securities	1,051.7	16.1	(5.3)	(1.0)	1,061.5	—
Total fixed maturity securities	$17,574.3	$239.1	$(166.1)	$(54.3)	$17,593.0	$—
December 31, 2017
Fixed maturity securities:
United States Government securities	$649.0	$2.2	$(5.0)	$(0.7)	$645.5	$—
Government sponsored securities	90.3	0.3	(0.1)	(0.4)	90.1	—
States, municipalities and political subdivisions, tax-exempt	5,854.6	192.6	(5.0)	(7.3)	6,034.9	—
Corporate securities	7,362.8	165.8	(30.2)	(12.6)	7,485.8	(0.3)
Residential mortgage-backed securities	2,520.0	38.5	(8.0)	(11.6)	2,538.9	—
Commercial mortgage-backed securities	80.1	0.7	(0.1)	(2.0)	78.7	—
Other securities	1,053.7	14.4	(2.4)	(1.5)	1,064.2	—
Total fixed maturity securities	$17,610.5	$414.5	$(50.8)	$(36.1)	$17,938.1	$(0.3)

For fixed maturity securities in an unrealized loss position at March 31, 2018 and December 31, 2017, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2018
Fixed maturity securities:
United States Government securities	36	$291.9	$(6.9)	13	$82.8	$(0.9)
Government sponsored securities	19	28.4	(0.5)	16	14.0	(0.5)
States, municipalities and political subdivisions, tax-exempt	848	1,638.9	(23.3)	167	277.5	(11.5)
Corporate securities	2,023	4,225.6	(97.0)	262	304.5	(18.2)
Residential mortgage-backed securities	712	1,572.8	(32.7)	287	470.8	(20.0)
Commercial mortgage-backed securities	15	26.2	(0.4)	12	25.5	(2.2)
Other securities	172	528.7	(5.3)	17	23.4	(1.0)
Total fixed maturity securities	3,825	$8,312.5	$(166.1)	774	$1,198.5	$(54.3)
December 31, 2017
Fixed maturity securities:
United States Government securities	36	$450.4	$(5.0)	11	$56.1	$(0.7)
Government sponsored securities	12	16.3	(0.1)	16	14.8	(0.4)
States, municipalities and political subdivisions, tax-exempt	414	641.4	(5.0)	189	355.5	(7.3)
Corporate securities	1,081	2,200.1	(30.2)	279	329.7	(12.6)
Residential mortgage-backed securities	445	1,050.3	(8.0)	287	478.0	(11.6)
Commercial mortgage-backed securities	7	13.7	(0.1)	12	27.2	(2.0)
Other securities	132	406.1	(2.4)	20	35.8	(1.5)
Total fixed maturity securities	2,127	$4,778.3	$(50.8)	814	$1,297.1	$(36.1)
The amortized cost and fair value of fixed maturity securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$526.5	$526.3
Due after one year through five years	4,969.7	4,973.8
Due after five years through ten years	5,322.5	5,313.4
Due after ten years	3,891.5	3,938.2
Mortgage-backed securities	2,864.1	2,841.3
Total fixed maturity securities	$17,574.3	$17,593.0

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017
Proceeds	$2,227.3	$3,374.5
Gross realized gains	29.7	45.5
Gross realized losses	(36.4)	(23.7)
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
Equity Securities
A summary of current and long-term equity securities, at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Equity securities:
Exchange traded funds	$510.6	$1,300.3
Fixed maturity mutual funds	656.4	790.6
Common equity securities	904.4	1,253.7
Private equity securities	303.4	287.4
Total	$2,374.8	$3,632.0
The gross losses and gains related to equity securities for the three months ended March 31, 2018 is as follows:

Three Months Ended March 31, 2018
Gross realized gains recognized on securities sold during the period	$172.9
Gross unrealized losses recognized on securities still held at March 31, 2018	(215.9)
Net realized losses recognized	$(43.0)
The gross gains and losses recognized on sales of equity securities were $14.2 and $2.0, respectively, for the three months ended March 31, 2017.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $611.8 and $454.4 at March 31, 2018 and December 31, 2017, respectively. The value of the collateral represented 102% and 104% of the market value of the securities on loan at March 31, 2018 and December 31, 2017, respectively. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.

The remaining contractual maturity of our securities lending agreements at March 31, 2018 is as follows:

Overnight and Continuous
Securities lending transactions
United States Government securities	$20.8
Corporate securities	447.2
Equity securities	143.8
Total	$611.8
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
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. We had posted collateral of $5.9 and $11.5 related to our derivative financial instruments at March 31, 2018 and December 31, 2017, respectively.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at March 31, 2018 and December 31, 2017 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
March 31, 2018
Hedging instruments
Interest rate swaps - fixed to floating	$1,000.0	Other assets/other liabilities	$1.1	$(11.7)
Non-hedging instruments
Interest rate swaps	253.3	Equity securities	1.4	(7.8)
Futures	264.2	Equity securities	1.0	(5.1)
Subtotal non-hedging	517.5	Subtotal non-hedging	2.4	(12.9)
Total derivatives	$1,517.5	Total derivatives	3.5	(24.6)
		Amounts netted	(2.9)	2.9
		Net derivatives	$0.6	$(21.7)

December 31, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235.0	Other assets/other liabilities	$2.0	$(5.3)
Interest rate swaps - forward starting pay fixed	425.0	Other assets/other liabilities	—	(8.9)
Subtotal hedging	1,660.0	Subtotal hedging	2.0	(14.2)
Non-hedging instruments
Interest rate swaps	171.3	Equity securities	1.0	(4.7)
Options	100.0	Other assets/other liabilities	—	(0.1)
Futures	116.8	Equity securities	0.1	(2.5)
Subtotal non-hedging	388.1	Subtotal non-hedging	1.1	(7.3)
Total derivatives	$2,048.1	Total derivatives	3.1	(21.5)
		Amounts netted	(1.6)	1.6
		Net derivatives	$1.5	$(19.9)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at March 31, 2018 and December 31, 2017 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		March 31, 2018	December 31, 2017
Interest rate swap	2018	$300.0	$—	3.300%	January 15, 2023
Interest rate swap	2018	90.0	—	4.350	August 15, 2020
Interest rate swap	2017	50.0	50.0	4.350	August 15, 2020
Interest rate swap	2015	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	—	625.0	1.875	January 15, 2018
Total notional amount outstanding		$1,000.0	$1,235.0
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at March 31, 2018 and December 31, 2017:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current portion of long term-debt	$650.8	$1,274.6	$1.1	$2.0
Long-term debt	18,110.1	17,382.2	(11.7)	(5.3)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. We had $425.0 in notional amounts outstanding under forward starting pay fixed interest rate swaps at December 31, 2017. During the three months ended March 31, 2018, swaps in the notional amount of $425.0 were terminated. We received an aggregate of $24.4 from the swap counter parties upon termination.
The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $254.4 and $233.0 at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $14.0. No amounts were excluded from effectiveness testing.

A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is as follows:

	Hedge Income Recognized in Other Comprehensive (Loss) Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss
Type of Cash Flow Hedge
Three months ended March 31, 2018
Forward starting pay fixed swaps	$33.3	Interest expense	$(3.2)
Three months ended March 31, 2017
Forward starting pay fixed swaps	$18.3	Interest expense	$(1.5)
Forward starting pay fixed swaps		Net realized (losses) gains on financial instruments	$(12.0)
Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

	Classification and Amount of (Loss) Gain Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Net Realized (Losses) Gains on Financial Instruments	Interest Expense	Net Realized (Losses) Gains on Financial Instruments	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$(26.1)	$(184.2)	$7.3	$(235.0)

Loss (gain) on fair value hedging relationships:
Interest rate swaps
Hedged items	—	(0.4)	—	(0.2)
Derivatives designated as hedging instruments	—	0.4	—	0.2

Loss on cash flow hedging relationships:
Forward starting pay fixed swaps
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(3.2)	—	(1.5)
Amount of loss reclassified from accumulated other comprehensive loss into net income due to ineffectiveness and missed forecasted transactions	—	—	(12.0)	—

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Loss Recognized	Derivative Gain (Loss) Recognized
Three months ended March 31, 2018
Interest rate swaps	Net realized (losses) gains on financial instruments	$(2.4)
Options	Net realized (losses) gains on financial instruments	(0.7)
Futures	Net realized (losses) gains on financial instruments	3.0
Total		$(0.1)
Three months ended March 31, 2017
Interest rate swaps	Net realized (losses) gains on financial instruments	$0.6
Options	Net realized (losses) gains on financial instruments	(10.5)
Futures	Net realized (losses) gains on financial instruments	(0.4)
Total		$(10.3)

6.	Fair Value
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level II securities primarily include United States Government securities, corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, which are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
Equity securities: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III. The fair values of these private equity securities are generally based on either broker quotes or discounted cash flow projections using assumptions for inputs such as the weighted-average cost of capital, long-term revenue growth rates and earnings before interest, taxes, depreciation and amortization, and/or revenue multiples that are not observable in the markets.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 is as follows:

	Level I	Level II	Level III	Total
March 31, 2018
Assets:
Cash equivalents	$1,542.6	$—	$—	$1,542.6
Fixed maturity securities, available-for-sale:
United States Government securities	—	583.5	—	583.5
Government sponsored securities	—	104.8	—	104.8
States, municipalities and political subdivisions, tax-exempt	—	5,379.6	—	5,379.6
Corporate securities	39.5	7,322.3	260.5	7,622.3
Residential mortgage-backed securities	—	2,760.9	4.7	2,765.6
Commercial mortgage-backed securities	—	75.7	—	75.7
Other securities	—	1,047.8	13.7	1,061.5
Total fixed maturity securities, available-for-sale	39.5	17,274.6	278.9	17,593.0
Equity securities:
Exchange traded funds	510.6	—	—	510.6
Fixed maturity mutual funds	—	656.4	—	656.4
Common equity securities	836.3	68.1	—	904.4
Private equity securities	—	—	303.4	303.4
Total equity securities	1,346.9	724.5	303.4	2,374.8
Other invested assets, current	24.3	—	—	24.3
Securities lending collateral	433.9	178.3	—	612.2
Derivatives	—	3.5	—	3.5
Total assets	$3,387.2	$18,180.9	$582.3	$22,150.4
Liabilities:
Derivatives	$—	$(24.6)	$—	$(24.6)
Total liabilities	$—	$(24.6)	$—	$(24.6)

December 31, 2017
Assets:
Cash equivalents	$1,956.4	$—	$—	$1,956.4
Fixed maturity securities, available-for-sale:
United States Government securities	—	645.5	—	645.5
Government sponsored securities	—	90.1	—	90.1
States, municipalities and political subdivisions, tax-exempt	—	6,034.9	—	6,034.9
Corporate securities	24.8	7,231.8	229.2	7,485.8
Residential mortgage-backed securities	—	2,533.9	5.0	2,538.9
Commercial mortgage-backed securities	—	78.7	—	78.7
Other securities	75.2	973.1	15.9	1,064.2
Total fixed maturity securities, available-for-sale	100.0	17,588.0	250.1	17,938.1
Equity securities:
Exchange traded funds	1,300.3	—	—	1,300.3
Fixed maturity mutual funds	—	790.6	—	790.6
Common equity securities	1,146.6	107.1	—	1,253.7
Private equity securities	—	—	287.4	287.4
Total equity securities	2,446.9	897.7	287.4	3,632.0
Other invested assets, current	17.2	—	—	17.2
Securities lending collateral	214.1	241.0	—	455.1
Derivatives	—	3.1	—	3.1
Total assets	$4,734.6	$18,729.8	$537.5	$24,001.9
Liabilities:
Derivatives	$—	$(21.5)	$—	$(21.5)
Total liabilities	$—	$(21.5)	$—	$(21.5)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2018 and 2017 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended March 31, 2018
Beginning balance at January 1, 2018	$229.2	$5.0	$15.9	$287.4	$537.5
Total (losses) gains:
Recognized in net income	(0.3)	—	—	(238.7)	(239.0)
Recognized in accumulated other comprehensive loss	0.5	—	(0.1)	—	0.4
Purchases	19.9	0.1	—	255.6	275.6
Sales	(3.6)	—	—	(0.9)	(4.5)
Settlements	(6.0)	(0.4)	(0.7)	—	(7.1)
Transfers into Level III	20.8	—	—	—	20.8
Transfers out of Level III	—	—	(1.4)	—	(1.4)
Ending balance at March 31, 2018	$260.5	$4.7	$13.7	$303.4	$582.3
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2018	$(0.5)	$—	$—	$—	$(0.5)

Three Months Ended March 31, 2017
Beginning balance at January 1, 2017	$238.8	$12.0	$42.8	$187.8	$481.4
Total (losses) gains:
Recognized in net income	(1.3)	—	—	0.3	(1.0)
Recognized in accumulated other comprehensive loss	3.6	—	0.1	(0.4)	3.3
Purchases	34.8	1.5	9.5	36.0	81.8
Sales	(32.6)	(1.5)	—	(0.4)	(34.5)
Settlements	(19.6)	(0.2)	(0.4)	—	(20.2)
Transfers into Level III	8.3	—	1.2	—	9.5
Transfers out of Level III	(2.0)	(4.6)	(24.6)	—	(31.2)
Ending balance at March 31, 2017	$230.0	$7.2	$28.6	$223.3	$489.1
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2017	$(1.7)	$—	$—	$—	$(1.7)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three months ended March 31, 2018 or 2017.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America's 1st Choice on February 15, 2018. The preliminary values of net assets acquired in our acquisition of America's 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America's 1st Choice's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of America's 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America's 1st

Choice described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 or 2017.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform a monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2018 or 2017.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2018 and December 31, 2017 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2018
Assets:
Other invested assets, long-term	$3,460.8	$—	$—	$3,460.8	$3,460.8
Liabilities:
Debt:
Short-term borrowings	1,125.0	—	1,125.0	—	1,125.0
Commercial paper	695.7	—	695.7	—	695.7
Notes	17,811.5	—	18,118.1	—	18,118.1
Convertible debentures	253.7	—	1,202.5	—	1,202.5

December 31, 2017
Assets:
Other invested assets, long-term	$3,343.8	$—	$—	$3,343.8	$3,343.8
Liabilities:
Debt:
Short-term borrowings	1,275.0	—	1,275.0	—	1,275.0
Commercial paper	803.6	—	803.6	—	803.6
Notes	17,592.7	—	18,815.1	—	18,815.1
Convertible debentures	260.5	—	1,215.7	—	1,215.7

7.	Income Taxes
During the three months ended March 31, 2018 and 2017, we recognized income tax expense of $467.8 and $505.1, respectively, which represent effective tax rates of 26.3% and 33.3%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the effect of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. This decrease was partially offset by the reinstatement of the non-tax deductible Health Insurance Provider Fee for 2018, which resulted in additional income tax expense of $83.4. At March 31, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act. We have made a reasonable estimate of the effects and will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Cuts and Jobs Act.

8.	Retirement Benefits

The components of net periodic benefit credit included in our consolidated statements of income for the three months ended March 31, 2018 and 2017 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2018	2017	2018	2017
Service cost	$2.1	$2.5	$0.3	$0.3
Interest cost	13.6	16.6	3.8	5.2
Expected return on assets	(36.8)	(36.8)	(6.1)	(5.7)
Recognized actuarial loss	6.0	5.4	0.9	2.9
Settlement loss	6.6	1.7	—	—
Amortization of prior service credit	—	(0.1)	(3.1)	(3.4)
Net periodic benefit credit	$(8.5)	$(10.7)	$(4.2)	$(0.7)
For the year ending December 31, 2018, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2018 and 2017.
9 . Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, "Segment Information"), for the three months ended March 31, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,406.6	$4,584.9	$7,991.5
Ceded medical claims payable, beginning of period	(78.0)	(26.9)	(104.9)
Net medical claims payable, beginning of period	3,328.6	4,558.0	7,886.6
Business combinations and purchase adjustments	—	199.2	199.2
Net incurred medical claims:
Current period	5,825.2	11,445.9	17,271.1
Prior periods redundancies	(337.0)	(308.2)	(645.2)
Total net incurred medical claims	5,488.2	11,137.7	16,625.9
Net payments attributable to:
Current period medical claims	3,796.1	7,682.7	11,478.8
Prior periods medical claims	2,221.7	3,405.4	5,627.1
Total net payments	6,017.8	11,088.1	17,105.9
Net medical claims payable, end of period	2,799.0	4,806.8	7,605.8
Ceded medical claims payable, end of period	2.1	32.4	34.5
Gross medical claims payable, end of period	$2,801.1	$4,839.2	$7,640.3
At March 31, 2018, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $85.2, $684.7 and $2,029.1 for the claim years 2016 and prior, 2017 and 2018, respectively.

At March 31, 2018, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $43.0, $801.3 and $3,962.5 for the claim years 2016 and prior, 2017 and 2018, respectively.
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, "Segment Information"), for the three months ended March 31, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,267.0	$4,625.6	$7,892.6
Ceded medical claims payable, beginning of period	(521.3)	(17.8)	(539.1)
Net medical claims payable, beginning of period	2,745.7	4,607.8	7,353.5
Net incurred medical claims:
Current period	7,084.1	10,884.4	17,968.5
Prior periods redundancies	(334.0)	(460.6)	(794.6)
Total net incurred medical claims	6,750.1	10,423.8	17,173.9
Net payments attributable to:
Current period medical claims	4,560.2	7,212.0	11,772.2
Prior periods medical claims	2,062.5	3,226.4	5,288.9
Total net payments	6,622.7	10,438.4	17,061.1
Net medical claims payable, end of period	2,873.1	4,593.2	7,466.3
Ceded medical claims payable, end of period	439.6	14.7	454.3
Gross medical claims payable, end of period	$3,312.7	$4,607.9	$7,920.6
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2018	2017
Net incurred medical claims:
Commercial & Specialty Business	$5,488.2	$6,750.1
Government Business	11,137.7	10,423.8
Total net incurred medical claims	16,625.9	17,173.9
Quality improvement and other claims expense	420.0	368.9
Benefit expense	$17,045.9	$17,542.8

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2018 and December 31, 2017, we had $17,786.6 and $16,329.1, respectively, outstanding under these notes.
On May 12, 2015, we issued 25.0 Equity Units, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250.0. Each Equity Unit has a stated amount of $50 (whole dollars) and consists of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, if the applicable market value of our common stock is equal to or greater than $207.2968 per share, the settlement rate will be 0.2412 shares of our common stock. If the applicable market value of our common stock is less than $207.2968 per share but greater than $143.5544 per share, the settlement rate will be a number of shares of our common stock equal to $50 (whole dollars) divided by the applicable market value of our common stock. If the applicable market value of common stock is less than or equal to $143.5544, the settlement rate will be 0.3483 shares of our common stock. Holders of the Equity Units may elect early settlement at a minimum settlement rate of 0.2412 shares of our common stock for each purchase contract being settled. At March 31, 2018, the present value of the stock purchase contract liability was $10.5 and is included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheets. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. Subject to certain specified terms and conditions, we have the right to defer payments on all or part of the contract adjustment payments but not beyond the purchase contract settlement date of May 1, 2018.
On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that are pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250.0 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4.4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $19.1. At the remarketing, we also issued $850.0 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable on March 1 and September 1 of each year, commencing on September 1, 2018. We may redeem the 2048 Notes in whole at any time, or in part from time to time, and on or after May 1, 2020, we may redeem the 2028 Notes in whole at any time, or in part from time to time, at the applicable redemption prices. The 2028 Notes and the 2048 Notes are unsecured and unsubordinated obligations.
At maturity on January 15, 2018, we repaid the $625.0 outstanding balance of our 1.875% senior unsecured notes.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at March 31, 2018 and December 31, 2017.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2018 or at December 31, 2017.
We have two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $450.0. We had $450.0 outstanding under these lines of credit at March 31, 2018 and December 31, 2017.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2018 and December 31, 2017, we had $695.7 and $803.6, respectively, outstanding under this program.

We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. During the three months ended March 31, 2018, $11.3 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $37.7. We did not recognize any gain or loss on the extinguishment of debt related to the Debentures, based on the fair values of the debt on the conversion settlement dates. The following table summarizes at March 31, 2018 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$384.8
Unamortized debt discount	$127.0
Net debt carrying amount	$253.7
Equity component carrying amount	$139.5
Conversion rate (shares of common stock per $1,000 of principal amount)	13.7742
Effective conversion price (per $1,000 of principal amount)	$72.5990
We had $675.0 and $825.0 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at March 31, 2018 and December 31, 2017 with fixed interest rates of 1.639% and 1.386% respectively.
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
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees, or Blue plans, across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements, best efforts rules (which limit the percentage of non-Blue revenue of each plan), restrictions on acquisitions, rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act, or Sherman Act, and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints in July 2013. Consolidated amended subscriber complaints have been brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Indiana, Kansas, Kansas City, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Hampshire, North Carolina, North Dakota, Oklahoma, Pennsylvania, South Dakota, Rhode Island, South Carolina, Tennessee, Texas, Vermont, and Virginia, all of which have been consolidated into the multi-district lawsuit. Defendants filed motions to dismiss in September 2013. In June 2014, the Court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at that stage of the litigation to avoid dismissal of their claims. Following the subsequent filing of amended complaints by each of the subscriber and provider plaintiffs in 2014, and again in November 2016 and April 2017 adding new named plaintiffs and new factual allegations, we filed our answers and asserted our affirmative defenses in December 2014 and May 2017, respectively. In February 2017, the Court granted in part defendants' motion for summary judgment based on the filed rate doctrine, finding that the damages claims of certain named Alabama subscribers are barred under federal law. Subscribers filed a motion to reconsider the Court's order, which was denied without prejudice to plaintiffs’ right to raise the issue at a later date. In April 2017, the Court of Appeals for the Eleventh Circuit affirmed a lower court ruling in a related declaratory judgment action, Musselman v. Blue Cross and Blue Shield of Alabama, et al., that the antitrust conspiracy claims being asserted by a subset of putative provider class members were released a decade ago by class action settlements in In re Managed Care Litigation. In June 2017, the Court denied defendants’ motion to dismiss certain of the claims in provider plaintiffs’ latest consolidated complaint. Briefing on the relevant standard of review for the claims asserted under the Sherman Act, or standard of review, commenced in July 2017. In August 2017, provider plaintiffs moved for partial summary judgment against Anthem on the basis of collateral estoppel on several issues discussed in United States v. Anthem, Inc., 236 F. Supp. 3d 171 (D.D.C. 2017). That motion was heard in October 2017, and is pending. An order regarding the standard of review and the single entity defense was issued in April 2018. The order granted subscriber plaintiffs’ motion for partial summary judgment on the application of the per se rule as the standard of review. It granted in part and denied in part provider plaintiffs’ motion for partial summary judgment. It granted in part and denied in part defendants’ motion for summary judgment on plaintiffs’ standard of review and quick look claims and denied subscriber plaintiffs’ motion for partial summary judgment on defendants’ single entity defense. The Court found that defendants’ aggregation of geographic market allocations and output restrictions are due to be analyzed under a per se standard of review. The BlueCard program and other alleged Section 1 Sherman Act violations are due to be analyzed under the rule of reason standard of review. Finally, there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. Also, in April 2018, the defendants filed a motion for certification under 28 U.S.C. § 1292(b), requesting the Court to amend its order to allow an appeal to the Eleventh Circuit Court of Appeals. No dates have been set for either the pretrial conference or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
In July 2013, our California affiliate Blue Cross of California doing business as Anthem Blue Cross, or BCC, was named as a defendant, along with an unaffiliated entity, in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the taxing agencies to collect the GPT, and seeks an order requiring BCC to pay GPT back taxes, interest, and penalties, for a period dating to eight years prior to the July 2013 filing of the complaint. In February 2014, the Superior Court sustained BCC’s demurrer to the complaint, without leave to amend, ruling that BCC is not an “insurer” for purposes of taxation. Plaintiff appealed. In September 2015, the Court of Appeal reversed the Superior Court’s ruling, and remanded. The Court of Appeal held that an HCSP could be an insurer for purposes of taxation if it wrote predominantly “indemnity” products. In October 2015, BCC filed a petition for rehearing in the Court of Appeal, which was denied. In November 2015, BCC filed a petition for review with the California Supreme Court, which was denied in December 2015. This lawsuit is being coordinated with similar lawsuits filed against other entities. BCC filed a motion for judgment on the pleadings based upon the 2016 Managed Care Organization tax bill, which became effective in 2016, arguing that the bill demonstrates the California legislature's clear intent that HCSPs such as BCC are not subject to the gross premium tax. BCC's motion was heard in January 2018 and taken under advisement. In March 2018, the Court denied BCC's motion, and similar motions brought by other entities. We intend to file a writ of mandate in the California Court of Appeal. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the city of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid, should BCC eventually be determined to be subject to the GPT for the same tax periods. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
Anthem, Inc. and Express Scripts were named as defendants in a purported class action lawsuit filed in June 2016 in the Southern District of New York by three members of ERISA plans alleging ERISA violations captioned Karen Burnett, Brendan Farrell, and Robert Shullich, individually and on behalf of all others similarly situated v. Express Scripts, Inc. and Anthem, Inc. The lawsuit was then consolidated with a similar lawsuit that was previously filed against Express Scripts. A first amended consolidated complaint was filed in the consolidated lawsuit, which is captioned In Re Express Scripts/Anthem ERISA Litigation. The first amended consolidated complaint was filed by six individual plaintiffs against Anthem and Express Scripts on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to the present in which Anthem provided prescription drug benefits through the PBM Agreement with Express Scripts and who paid a percentage based co-insurance payment in the course of using that prescription drug benefit. As to the ERISA members, the plaintiffs allege that Anthem breached its duties under ERISA (i) by failing to adequately monitor Express Scripts’ pricing under the PBM Agreement and (ii) by placing its own pecuniary interest above the best interests of Anthem insureds by allegedly agreeing to higher pricing in the PBM Agreement in exchange for the $4,675.0 purchase price for our NextRx PBM business. As to the non-ERISA members, the plaintiffs assert that Anthem breached the implied covenant of good faith and fair dealing implied in the health plans under which the non-ERISA members are covered by (i) negotiating and entering into the PBM Agreement with Express Scripts that was detrimental to the interests of such non-ERISA members, (ii) failing to adequately monitor the activities of Express Scripts, including failing to timely monitor and correct the prices charged by Express Scripts for prescription medications, and (iii) acting in Anthem’s self-interests instead of the interests of the non-ERISA members when it accepted the $4,675.0 purchase price for NextRx. Plaintiffs seek to hold Anthem and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest. In November 2016, we filed a motion to dismiss all of the claims brought against Anthem. In response, in March 2017, the plaintiffs filed a second amended consolidated complaint adding two self-insured accounts as plaintiffs and asserting an additional purported class of self-insured accounts. In April 2017, we filed a motion to dismiss the claims brought against Anthem. Our motion was granted without prejudice in January 2018. Plaintiffs have filed a notice of appeal with the United States Court of Appeals for the Second Circuit. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
In July 2015, we and Cigna Corporation, or Cigna, announced that we entered into the Agreement and Plan of Merger, or Cigna Merger Agreement, pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. In February 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850.0 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc. Also in February 2017, we initiated our own litigation against Cigna in the Delaware Court seeking a temporary restraining order to enjoin Cigna from terminating the Cigna Merger Agreement, specific performance compelling Cigna to comply with the Cigna Merger Agreement and damages, which is captioned Anthem Inc. v. Cigna Corp. In April 2017, the U.S. Circuit Court of Appeals for the District of Columbia affirmed the ruling of the District Court, which blocked the merger. In May 2017, after the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement, we delivered to Cigna a notice terminating the Cigna Merger Agreement. The litigation in Delaware is ongoing with trial scheduled to commence in February 2019. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna's allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
In December 2016 and March 2018, the DOJ issued civil investigative demands to Anthem, Inc. to discover information about our chart review and risk adjustment programs under Parts C and D of the Medicare Program. We understand the DOJ is investigating the programs of other Medicare Advantage health plans, along with providers and vendors. We continue to cooperate with the DOJ’s investigations, the ultimate outcome of the DOJ's investigation cannot presently be determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at March 31, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Actions have been filed in various federal and state courts and other claims have been or may be asserted against us on behalf of current or former members, current or former employees, other individuals, shareholders or others seeking damages or other related relief, allegedly arising out of the cyber attack. Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating events related to the cyber attack, including how it occurred, its consequences and our responses. In December 2016, the National Association of Insurance Commissioners, or NAIC, concluded its multistate targeted market conduct and financial exam. In connection with the resolution of the matter, the NAIC requested we provide, and we agreed to provide, a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and an adverse effect on our results of operations and financial condition. With respect to the civil actions, a motion to transfer was filed with the Judicial Panel on Multidistrict Litigation, or the Panel, in February 2015 and was subsequently heard by the Panel in May 2015. In June 2015, the Panel entered its order transferring the consolidated matter to the U.S. District Court for the Northern District of California, or the U.S. District Court. The U.S. District Court entered its case management order in September 2015. We filed a motion to dismiss ten of the counts that were before the U.S. District Court. In February 2016, the U.S. District Court issued an order granting in part and denying in part our motion, dismissing three counts with prejudice, four counts without prejudice and allowing three counts to proceed. Plaintiffs filed a second amended complaint in March 2016, and we subsequently filed a second motion to dismiss. In May 2016, the U.S. District Court issued an order granting in part and denying in part our motion, dismissing one count with prejudice, dismissing certain counts asserted by specific named plaintiffs with or without prejudice depending on their individualized facts, and allowing the remaining counts to proceed. In July 2016, plaintiffs filed a third amended complaint, which we answered in August 2016. Fact discovery was completed in December 2016. Plaintiffs filed their motion for class certification and trial plan in March 2017. We filed our opposition to class certification, motions to strike the testimony of three of the plaintiffs' experts and trial plan in April 2017. Prior to those motions being heard, the parties agreed to settle plaintiffs' claims on a class-wide basis for a total settlement payment of $115.0 and certain non-monetary relief. In June 2017, plaintiffs filed a motion for preliminary approval of the settlement and a motion to continue all case deadlines. In July 2017, the U.S. District Court granted the motion to continue all case deadlines. The U.S. District Court issued an order of preliminary approval in August 2017. The U.S. District Court held a hearing on plaintiffs' motion for final approval and class counsel's fee petition in February 2018. A special master was appointed to review class counsel's fee petition. The special master’s report and recommendation must be filed with the court by May 2018. No further dates have been set. Three state court cases related to the cyber attack are presently proceeding outside of this multidistrict litigation. There remain open regulatory investigations into the incident that are not directly impacted by the multidistrict litigation settlement.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. Such associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage, subject to state maximum limits, even if their insurer is declared insolvent. In March 2017, long term care insurance writers Penn Treaty Network America Insurance Company and its subsidiary, American Network Insurance Company (collectively, Penn Treaty), were ordered to be liquidated by the Pennsylvania state court, which had jurisdiction over the Penn Treaty rehabilitation proceeding. We and other insurers will be obligated to pay a portion of their policyholder claims through state guaranty association assessments in future periods. We estimated our portion of these net assessments for the insolvency of Penn Treaty to be approximately $253.8 and recorded the estimate as a general and administrative expense during the three months ended March 31, 2017. Payment of the assessments will be largely recovered through premium billing surcharges and premium tax credits over future years.
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding our HealthSun and America's 1st Choice subsidiaries, our CareMore operations in the state of Arizona and certain self-insured members, who have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at March 31, 2018.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of March 31, 2018, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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

A summary of the cash dividend activity for the three months ended March 31, 2018 and 2017 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$191.9

Three Months Ended March 31, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172.2
On April 24, 2018, our Audit Committee declared a second quarter 2018 dividend to shareholders of $0.75 per share, payable on June 25, 2018 to shareholders of record at the close of business on June 8, 2018.
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
A summary of common stock repurchases from April 1, 2018 through April 12, 2018 (subsequent to March 31, 2018) and for the three months ended March 31, 2018 and 2017 is as follows:

	April 1, 2018 Through April 12, 2018	Three Months Ended March 31
		2018	2017
Shares repurchased	0.4	1.7	0.3
Average price per share	$224.66	$233.51	$160.81
Aggregate cost	$82.8	$394.7	$50.7
Authorization remaining at the end of the period	$6,700.6	$6,783.4	$4,125.2
Equity Units
We have 25.0 Equity Units with an aggregate principal amount of $1,250.0. For additional information relating to the Equity Units, see Note 10, “Debt.”
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4.3	$124.31
Granted	0.8	232.03
Exercised	(0.5)	99.33
Forfeited or expired	—	172.73
Outstanding at March 31, 2018	4.6	145.62	6.80	$350.1
Exercisable at March 31, 2018	2.7	116.42	5.19	$277.9

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2018 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2018	2.0	$152.20
Granted	0.8	232.15
Vested	(0.9)	147.29
Forfeited	—	176.68
Nonvested at March 31, 2018	1.9	180.43
During the three months ended March 31, 2018, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2018 to 2020. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2020, based on results in the three year period.
During the three months ended March 31, 2018, we granted an additional 0.2 restricted stock units, associated with our 2015 grants, that were earned as a result of satisfactory completion of performance measures between 2015 and 2017. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
Risk-free interest rate	2.90%	2.31%
Volatility factor	30.00%	32.00%
Quarterly dividend yield	0.323%	0.397%
Weighted-average expected life (years)	3.70	4.00
The following weighted-average fair values per option or share were determined for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
Options granted during the period	$55.31	$40.73
Restricted stock awards granted during the period	232.15	166.94

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at March 31, 2018 and 2017 is as follows:

	March 31
	2018	2017
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$239.1	$811.0
Gross unrealized losses	(220.4)	(124.3)
Net pre-tax unrealized gains	18.7	686.7
Deferred tax liability	(4.7)	(245.3)
Net unrealized gains on investments	14.0	441.4
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	—	(1.5)
Deferred tax asset	—	0.5
Net unrealized non-credit component of other-than-temporary impairments on investments	—	(1.0)
Cash flow hedges:
Gross unrealized losses	(322.0)	(239.4)
Deferred tax asset	67.6	88.0
Net unrealized losses on cash flow hedges	(254.4)	(151.4)
Defined benefit pension plans:
Deferred net actuarial loss	(612.1)	(648.9)
Deferred prior service credits	(1.0)	(0.7)
Deferred tax asset	158.8	254.8
Net unrecognized periodic benefit costs for defined benefit pension plans	(454.3)	(394.8)
Postretirement benefit plans:
Deferred net actuarial loss	(76.6)	(143.7)
Deferred prior service costs	42.9	56.3
Deferred tax asset	8.7	34.1
Net unrecognized periodic benefit costs for postretirement benefit plans	(25.0)	(53.3)
Foreign currency translation adjustments:
Gross unrealized losses	(1.4)	(4.2)
Deferred tax asset	0.5	1.5
Net unrealized losses on foreign currency translation adjustments	(0.9)	(2.7)
Accumulated other comprehensive loss	$(720.6)	$(161.8)

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of 77.1 and ($46.3), respectively	$(256.2)	$94.2
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of ($3.1) and $7.5, respectively	11.5	(14.0)
Total reclassification adjustment on investments	(244.7)	80.2
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0.1) and ($2.1), respectively	0.2	3.6
Cash flow hedges:
Holding gain, net of tax expense of ($7.8) and ($2.7), respectively	28.8	17.0
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.6) and ($2.3), respectively	7.7	3.9
Foreign currency translation adjustment, net of tax expense of ($0.2) and ($0.7), respectively	0.4	1.4
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $63.3 and ($46.6), respectively	$(207.6)	$106.1

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31
	2018	2017
Denominator for basic earnings per share – weighted-average shares	255.8	264.4
Effect of dilutive securities – employee stock options, nonvested restricted stock awards, convertible debentures and equity units	7.0	6.0
Denominator for diluted earnings per share	262.8	270.4
During the three months ended March 31, 2018 and 2017, weighted-average shares related to certain stock options of 0.3 and 0.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2018, we issued approximately 0.8 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2018 through 2020. During the three months ended March 31, 2017, we issued approximately 0.5 restricted stock units under our stock incentive plans, 0.1 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2017 through 2019. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial & Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Financial data by reportable segment for the three months ended March 31, 2018 and 2017 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Three Months Ended March 31, 2018
Operating revenue	$9,066.4	$13,262.4	$13.5	$22,342.3
Operating gain (loss)	1,408.4	490.9	(31.4)	1,867.9
Three Months Ended March 31, 2017
Operating revenue	$10,289.6	$12,025.7	$4.2	$22,319.5
Operating gain (loss)	1,302.4	318.6	(35.6)	1,585.4
The major product revenues for each of the reportable segments for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017
Commercial & Specialty Business
Managed care products	$7,363.9	$8,649.0
Managed care services	1,282.2	1,222.6
Dental/Vision products and services	304.5	306.4
Other	115.8	111.6
Total Commercial & Specialty Business	9,066.4	10,289.6
Government Business
Managed care products	13,152.2	11,918.2
Managed care services	110.2	107.5
Total Government Business	13,262.4	12,025.7
Other
Other	13.5	4.2
Total product revenues	$22,342.3	$22,319.5
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

A reconciliation of reportable segments’ operating revenues to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31
	2018	2017
Reportable segments’ operating revenues	$22,342.3	$22,319.5
Net investment income	229.2	207.2
Net realized (losses) gains on financial instruments	(26.1)	7.3
Other-than-temporary impairment losses recognized in income	(7.9)	(8.1)
Total revenues	$22,537.5	$22,525.9
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31
	2018	2017
Reportable segments’ operating gain	$1,867.9	$1,585.4
Net investment income	229.2	207.2
Net realized (losses) gains on financial instruments	(26.1)	7.3
Other-than-temporary impairment losses recognized in income	(7.9)	(8.1)
Interest expense	(184.2)	(235.0)
Amortization of other intangible assets	(79.5)	(41.8)
Loss on extinguishment of debt	(19.1)	—
Income before income tax expense	$1,780.3	$1,515.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
References to the terms “we,” “our,” “us,” or “Anthem” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 and the MD&A included in our 2017 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2018 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2018 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2018. Also see Part I, Item 1A, “Risk Factors” of our 2017 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Overview
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As a result, these reportable segments may change in the future. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers health maintenance organization products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Through its Medicare Advantage plans, America’s 1st Choice currently serves approximately one hundred and thirty five thousand members in twenty-five Florida and three South Carolina counties. This acquisition aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations.
On December 21, 2017, we completed our acquisition of HealthSun Health Plans, Inc. or HealthSun, which serves approximately forty thousand members in the state of Florida through its Medicare Advantage plans, which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
On May 12, 2017, we announced that we were terminating the Agreement and Plan of Merger, or Merger Agreement, between us and Cigna Corporation, or Cigna. For additional information about ongoing litigation related to the Merger Agreement, see Note 11, “Commitments and Contingencies - Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. health care system, which we expect will continue to impact our business model and strategy. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels have proposed significant modifications to existing laws and regulations, including the potential repeal or replacement of the ACA and the reduction or elimination of federal subsidies made available through the ACA for certain public exchange Individual products.
During 2017, we notified various state regulators of our decision to dramatically reduce our participation in the Individual ACA-compliant marketplaces within their respective states. The uncertainty around, and subsequent termination of, the federal funding of the cost-sharing reduction subsidy available through the ACA was an important factor as we evaluated the appropriate level of our marketplace participation. Our strategy has been, and will continue to be, participation in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 56 of the 143 rating regions in which we operate.
The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased general and administrative and tax expenses associated with the HIP Fee. The HIP Fee was suspended for 2017 and 2019. The total amount due from allocations to health insurers is $14,300.0 for 2018. For the three months ended March 31, 2018, we estimated our portion of the HIP Fee to be $396.9, which was recognized as general and administrative expense. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017.
As a result of the complexity of the ACA, its impact on health care in the United States and the continuing modification and interpretation of the ACA rules, we will continue to evaluate the impact of the ACA as additional guidance is made available. For additional discussion regarding the ACA, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.6 medical members through our affiliated health plans as of March 31, 2018. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in varying counties as BCBS, Blue Cross or Empire BlueCross BlueShield HealthPlus), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas). We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 15 states across the country as America’s 1st Choice, Amerigroup, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain, a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or earnings per share, or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Operating revenue for the three months ended March 31, 2018 was $22,342.3, an increase of $22.8, or 0.1%, from the three months ended March 31, 2017. The increase in operating revenue was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, higher administrative fee revenue in our Commercial & Specialty Business segment. These increases were partially offset by a decrease in premium revenue in our Commercial & Specialty Business segment.
Net income for the three months ended March 31, 2018 was $1,312.5, an increase of $302.6, or 30.0%, from the three months ended March 31, 2017. The increase in net income was due to higher operating results in both our Government Business and Commercial & Specialty Business segments and lower income tax expense. Our fully-diluted EPS was $4.99 for the three months ended March 31, 2018, which represented a 33.8% increase from EPS of $3.73 for the three months ended March 31, 2017. The increase in EPS resulted from the increase in net income, and to a lesser extent, the lower number of shares outstanding in 2018.
Operating cash flow for the three months ended March 31, 2018 and 2017 was $2,214.9 and $2,688.2, respectively. The decrease in operating cash flow from 2017 of $473.3 was primarily attributable to increased spend to support growth initiatives; the impact of membership declines due to our reduced participation in ACA-compliant marketplaces in various states and declines in our fully-insured Local Group and Medicaid businesses; and higher incentive-based compensation payments. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends and the impact of HIP Fee for 2018.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and Federal Employee Program®, or FEP®. BCBS-branded business generally refers to members in our service areas licensed by the Blue Cross Blue Shield Association, or BCBSA. Non-BCBS-branded business refers to America’s 1st Choice, Amerigroup, CareMore, HealthSun, and Simply Healthcare members as well as HealthLink and UniCare members predominantly outside of our BCBSA service areas. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2018 and 2017. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands)	2018	2017	Change	% Change
Medical Membership
Customer Type
Local Group	15,649	15,697	(48)	(0.3)%
Individual	755	1,886	(1,131)	(60.0)%
National:
National Accounts	7,861	7,794	67	0.9%
BlueCard®	5,652	5,652	—	—%
Total National	13,513	13,446	67	0.5%
Medicare	1,713	1,476	237	16.1%
Medicaid	6,436	6,556	(120)	(1.8)%
FEP®	1,562	1,573	(11)	(0.7)%
Total Medical Membership by Customer Type	39,628	40,634	(1,006)	(2.5)%
Funding Arrangement
Self-Funded	25,299	25,073	226	0.9%
Fully-Insured	14,329	15,561	(1,232)	(7.9)%
Total Medical Membership by Funding Arrangement	39,628	40,634	(1,006)	(2.5)%
Reportable Segment
Commercial & Specialty Business	29,917	31,029	(1,112)	(3.6)%
Government Business	9,711	9,605	106	1.1%
Total Medical Membership by Reportable Segment	39,628	40,634	(1,006)	(2.5)%
Other Membership & Customers
Life and Disability Members	4,641	4,715	(74)	(1.6)%
Dental Members	5,786	5,859	(73)	(1.2)%
Dental Administration Members	5,357	5,395	(38)	(0.7)%
Vision Members	6,781	6,793	(12)	(0.2)%
Medicare Advantage Part D Members	912	668	244	36.5%
Medicare Part D Standalone Members	316	324	(8)	(2.5)%
Medical Membership (in thousands)
For the twelve months ended March 31, 2018, total medical membership decreased 1,006, or 2.5%, primarily due to decreases in our Individual and Medicaid membership, partially offset by increases in our Medicare membership.
Self-funded medical membership increased 226, or 0.9%, primarily due to new sales, in-group changes and growth in our existing Large Group and National Accounts.
Fully-insured membership decreased 1,232, or 7.9%, primarily due to our reduced participation in ACA-compliant marketplaces in various states.
Local Group membership decreased 48, or 0.3%, primarily as a result of competitive pressures in fully-insured membership, partially offset by new sales and growth in our existing self-funded business.

Individual membership decreased 1,131, or 60.0%, primarily due to our reduced participation in ACA-compliant marketplaces in various states.
National Accounts membership increased 67, or 0.9%, primarily due to new sales and growth from existing contracts exceeding lapses.
Medicare membership increased 237, or 16.1%, primarily due to membership acquired through the acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets.
Medicaid membership decreased 120, or 1.8%, primarily due to certain state market contractions and membership reverification processes, partially offset by new business expansions.
FEP® membership decreased 11, or 0.7%, primarily due to reduced federal hiring to replace retirees.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership decreased 74, or 1.6%, primarily due to higher lapses in our fully-insured Local Group business.
Dental membership decreased 73, or 1.2%, primarily due to our reduced participation in Individual ACA-compliant marketplaces in various states, partially offset by increased penetration in our Large Group and National Account businesses.
Dental administration membership decreased 38, or 0.7%, primarily due to the loss of a large managed dental contract, partially offset by membership expansion under current contracts.
Vision membership decreased 12, or 0.2%, primarily due to our reduced participation in ACA-compliant marketplaces in various states, partially offset by growth in our Medicare and Large Group businesses.
Medicare Advantage Part D membership increased 244, or 36.5%, primarily due to membership acquired through the acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets.
Medicare Part D standalone membership decreased 8, or 2.5%, primarily due to select strategic actions in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2018 for our Local Group fully-insured business only.
Our underlying Local Group medical cost trend in 2018 reflects the “allowed amount,” or contractual rate, paid to providers. We believe that a 2018 cost of care trend estimate in the range of 5.5% to 6.5% is appropriate.
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

Consolidated Results of Operations
Our consolidated summarized results of operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017	$ Change	% Change
Total operating revenue	$22,342.3	$22,319.5	$22.8	0.1%
Net investment income	229.2	207.2	22.0	10.6%
Net realized (losses) gains on financial instruments	(26.1)	7.3	(33.4)	457.5%
Other-than-temporary impairment losses on investments	(7.9)	(8.1)	0.2	(2.5)%
Total revenues	22,537.5	22,525.9	11.6	0.1%
Benefit expense	17,045.9	17,542.8	(496.9)	(2.8)%
Selling, general and administrative expense	3,428.5	3,191.3	237.2	7.4%
Other expense[1]	282.8	276.8	6.0	2.2%
Total expenses	20,757.2	21,010.9	(253.7)	(1.2)%
Income before income tax expense	1,780.3	1,515.0	265.3	17.5%
Income tax expense	467.8	505.1	(37.3)	(7.4)%
Net income	$1,312.5	$1,009.9	$302.6	30.0%

Average diluted shares outstanding	262.8	270.4	(7.6)	(2.8)%
Diluted net income per share	$4.99	$3.73	$1.26	33.8%
Benefit expense ratio[2]	81.5%	83.7%		(220)bp3
Selling, general and administrative expense ratio[4]	15.3%	14.3%		100bp3
Income before income tax expense as a percentage of total revenues	7.9%	6.7%		120bp3
Net income as a percentage of total revenues	5.8%	4.5%		130bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2018 and 2017 were $20,902.8 and $20,951.3, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Total operating revenue increased $22.8, or 0.1%, to $22,342.3 in 2018, primarily due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, acquisitions, new Medicaid business expansions, organic growth in existing Medicare markets, retroactive premium adjustments recognized in various Medicaid markets and an increase in administrative fee revenue in our Commercial & Specialty Business segment. The increase in administrative fee revenue was primarily due to membership growth and rate increases for self-funded members in our Local Group and National Accounts businesses. These increases were partially offset by a premium revenue decrease in our Commercial & Specialty Business segment resulting from our reduced participation in ACA-compliant marketplaces in various states and membership declines in our fully-insured Local Group and Medicaid businesses.
Net investment income increased $22.0, or 10.6%, to $229.2 in 2018, primarily due to higher investment yields on fixed maturity securities.
Net realized (losses) gains on financial instruments decreased $33.4, or 457.5%. For the three months ended March 31, 2018 and 2017, we recognized net realized losses on financial instruments of $26.1 and net realized gains of $7.3, respectively. The decrease was primarily due to the recognition of changes in fair value of equity securities from the adoption of Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. For additional information related to the adoption of ASU 2016-01, see Note 2, “Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. In addition, the increase in net realized losses on sales of fixed maturity securities also contributed to the change. These decreases were partially offset by an increase in net realized gains on sales of alternative investments.
Benefit expense decreased $496.9, or 2.8%, to $17,045.9 in 2018, due to our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our fully-insured Local Group and Medicaid businesses. These decreases were partially offset by higher medical cost experience in our Medicaid and Medicare businesses and increased expense in our Medicare business resulting from our America’s 1st Choice and HealthSun acquisitions.
Our benefit expense ratio decreased 220 basis points to 81.5% in 2018. The decrease in the ratio was largely driven by the impact of the HIP Fee reinstatement for 2018 and improved medical cost performance across our business segments.
Selling, general and administrative expense increased $237.2, or 7.4%, to $3,428.5 in 2018. Our selling, general and administrative expense ratio increased 100 basis points to 15.3% in 2018. The increase in expense and ratio was primarily due to the reinstatement of the HIP Fee for 2018 and a net increase in spend to support our growth initiatives. These increases were partially offset by the recognition of a guaranty fund assessment during the three months ended March 31, 2017 related to the liquidation order of Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty. For additional information regarding the Penn Treaty liquidation, see Note 11, “Commitments and Contingencies - Other Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Other expense increased $6.0, or 2.2%, to $282.8 in 2018, primarily as a result of increased amortization of intangible assets acquired with the HealthSun and America’s 1st Choice acquisitions and losses recognized on the extinguishment of our remarketable subordinated notes, as discussed below in “Liquidity and Capital Resources - Debt,” partially offset by lower interest expense. In January 2017, to reduce and extend the availability of commitments to partially fund the now terminated Merger Agreement with Cigna, we had paid $97.5 in fees which were amortized to interest expense through April 30, 2017.
Income tax expense decreased $37.3, or 7.4%, to $467.8 in 2018. The effective tax rates in 2018 and 2017 were 26.3% and 33.3%, respectively. The decrease in income tax expense and the effective tax rate was primarily due to the effect of the tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act, enacted by the federal government on December 22, 2017. The Tax Cuts and Jobs Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. This decrease was partially offset by the reinstatement of the non-tax deductible HIP Fee for 2018, which resulted in additional income tax expense of $83.4.
Our net income as a percentage of total revenue increased 130 basis points to 5.8% in 2018 as compared to 2017 as a result of all factors discussed above.
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

The discussion of segment results for the three months ended March 31, 2018 and 2017 presented below is based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 15, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Our Commercial & Specialty Business, Government Business and Other segments’ summarized results of operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017	$ Change	% Change
Commercial & Specialty Business
Operating revenue	$9,066.4	$10,289.6	$(1,223.2)	(11.9)%
Operating gain	$1,408.4	$1,302.4	$106.0	8.1%
Operating margin	15.5%	12.7%		280	bp

Government Business
Operating revenue	$13,262.4	$12,025.7	$1,236.7	10.3%
Operating gain	$490.9	$318.6	$172.3	54.1%
Operating margin	3.7%	2.6%		110	bp

Other
Operating revenue[1]	$13.5	$4.2	$9.3	221.4%
Operating loss[2]	$(31.4)	$(35.6)	$4.2	(11.8)%

1	Fluctuations not material.

2	Fluctuations are primarily a result of changes in unallocated corporate expenses.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Commercial & Specialty Business
Operating revenue decreased $1,223.2, or 11.9%, to $9,066.4 in 2018, primarily due to a decrease in our Individual business membership resulting from our reduced participation in ACA-compliant marketplaces in various states, and to a lesser extent, membership declines in our Local Group fully-insured products. The decrease was partially offset by premium rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018.
Operating gain increased $106.0, or 8.1%, to $1,408.4 in 2018, due to lower selling, general and administrative expenses, primarily resulting from the impact of the recognition of the Penn Treaty guaranty fund assessment during the three months ended March 31, 2017 and improved medical cost performance. These increases were partially offset by the impact of our reduced participation in ACA-compliant marketplaces in various states and the increase in spend during the three months ended March 31, 2018 to support our growth initiatives.
The operating margin in 2018 was 15.5%, a 280 basis point increase over 2017, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,236.7, or 10.3%, to $13,262.4 in 2018, due, in part, to membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun, and organic growth in existing markets. The increase was further due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, and new Medicaid business expansions, including in specialized service populations. These increases were partially offset by membership declines in our Medicaid business resulting from certain state market contractions and membership reverification processes.
Operating gain increased $172.3, or 54.1%, to $490.9 in 2018, primarily due to the membership growth in our Medicare business, discussed above, and retroactive premium adjustments recognized in various Medicaid markets. These increases were partially offset by the increase in spend during the three months ended March 31, 2018 to support our growth initiatives.
The operating margin in 2018 was 3.7%, a 110 basis point increase over 2017, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2017 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2017, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2018, our critical accounting policies and estimates have not changed from those described in our 2017 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2018, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2017 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2018 and 2017, see Note 9, "Medical Claims Payable," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2018 and 2017, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2018	2017
Assumed trend factors	$412.7	$485.3
Assumed completion factors	232.5	309.3
Total	$645.2	$794.6
The favorable development recognized in the three months ended March 31, 2018 and 2017 resulted primarily from trend factors in late 2017 and late 2016, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2017 and 2016 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 66.5% and 65.5% for the three months ended March 31, 2018 and 2017, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the three months ended March 31, 2018.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the three months ended March 31, 2018, this metric was 8.9%, largely driven by favorable trend factor development at the end of 2017. For the three months ended March 31, 2017, this metric was 12.1%, largely driven by favorable trend factor development at the end of 2016.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2018, this metric was 0.9%, which was calculated using the redundancy of $645.2. For the three months ended March 31, 2017, the comparable metric was 1.2%, which was calculated using the redundancy of $794.6. We believe these metrics demonstrate a generally consistent level of reserve conservatism.
Investments
On January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values and requires entities to use the exit price when estimating the fair value of financial instruments. Upon adoption, we reclassified $320.2 of unrealized gains on equity investments, net of tax, from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet. Effective January 1, 2018, our results of operations include the changes in fair value of these financial instruments. There were no other changes to our accounting policy for investments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For additional information, see Note 4 “Investments” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2018, see the "Recently Adopted Accounting Guidance" and "Recent Accounting Guidance Not Yet Adopted" sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
For additional information regarding our use of capital during the three months ended March 31, 2018, see Note 5, "Derivative Financial Instruments," Note 10, "Debt" and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
The table below indicates the change in cash and cash equivalents for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
Cash flows provided by (used in):
Operating activities	$2,214.9	$2,688.2
Investing activities	(565.9)	(1,227.0)
Financing activities	(627.7)	1,234.3
Effect of foreign exchange rates on cash and cash equivalents	0.4	1.6
Change in cash and cash equivalents	$1,021.7	$2,697.1
During the three months ended March 31, 2018, net cash provided by operating activities was $2,214.9, compared to $2,688.2 for the three months ended March 31, 2017, a decrease of $473.3. This decrease was primarily attributable to increased spend to support growth initiatives; the impact of membership declines due to our reduced participation in ACA-compliant marketplaces in various states and declines in our fully-insured Local Group and Medicaid businesses; and higher incentive-based compensation payments. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends and the impact of HIP Fee for 2018.
Net cash used in investing activities was $565.9 during the three months ended March 31, 2018, compared to $1,227.0 during the three months ended March 31, 2017. The decrease in cash used in investing activities of $661.1 was primarily due to an increase in net proceeds from sales of investments. This decrease was partially offset by the acquisition of America’s 1st Choice and an increase in purchases of property and equipment.
Net cash used in financing activities was $627.7 during the three months ended March 31, 2018, compared to net cash provided by financing activities of $1,234.3 during the three months ended March 31, 2017. The increase in cash used in financing activities of $1,862.0 primarily resulted from an increase in net repayments of commercial paper borrowings and an increase in repurchases of common stock. These uses of cash were partially offset by an increase in net proceeds from long- and short-term borrowings.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $24,598.4 at March 31, 2018. Since December 31, 2017, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $580.6, primarily due to cash used for the purchase of America’s 1st Choice, repurchases of common stock, purchases of property and equipment, cash dividends paid to shareholders, changes in bank overdrafts and net repayments of commercial paper borrowings, partially offset by cash generated from operations.
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
At March 31, 2018, we held $1,051.3 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

Debt
On March 2, 2018 we remarketed our 1.900% subordinated notes due 2028, or RSNs, and used the proceeds to purchase U.S. Treasury securities that are pledged to secure the stock purchase obligations of the holders of 25.0 Equity Units we issued on May 12, 2015. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250.0 principal amount of 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4.4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $19.1. At the remarketing, we also issued $850.0 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable on March 1 and September 1 of each year, commencing on September 1, 2018. We may redeem the 2048 Notes in whole at any time, or in part from time to time, and on or after May 1, 2020, we may redeem the 2028 Notes in whole at any time, or in part from time to time, at the applicable redemption prices. The 2028 Notes and the 2048 Notes are unsecured and unsubordinated obligations.
At maturity on January 15, 2018, we repaid the $625.0 outstanding balance of our 1.875% senior unsecured notes.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as the sum of short-term borrowings; plus current portion of long-term debt; plus long-term debt, less current portion; divided by the sum of short-term borrowings; plus current portion of long-term debt; plus long-term debt, less current portion; plus total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 42.4% and 42.9% as of March 31, 2018 and December 31, 2017, respectively.

Our senior debt is rated “A” by S&P Global Ratings, “BBB” by Fitch Ratings, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. If our credit ratings are downgraded, our business, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
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
For additional information regarding our sources and uses of capital at March 31, 2018, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.

Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facility, lines of credit and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2017 Annual Report on Form 10-K other than an increase in borrowings of commercial paper, the repayment of long-term senior unsecured note upon maturity in January 2018, the remarketing of the RSNs and the issuance of the 2028 Notes and the 2048 Notes. For additional information regarding our estimated contractual obligations and commitments, see Note 5, “Derivative Financial Instruments;” Note 10, “Debt;” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2017, which was the most recent date for which reporting was required, were in excess of all mandatory RBC requirements. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward- looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively the ACA; trends in healthcare costs and utilization rates; our ability to contract with providers on cost-effective and competitive terms; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; reduced enrollment; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon, our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services, or CMS, Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; competitive pressures, including competitor pricing, which could affect our ability to maintain or increase our market share; a negative change in our healthcare product mix; our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation, or Cigna, and us related to the merger agreement between the parties, including our claim for damages against Cigna, Cigna’s claim for payment of a termination fee and other damages against us, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial positions; medical malpractice or professional liability claims or other risks related to healthcare services provided by our subsidiaries; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; failure to effectively maintain and modernize our information systems; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including CMS; state guaranty fund assessments for insolvent insurers; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; regional concentrations of our business and future public health epidemics and catastrophes; general risks associated with mergers, acquisitions and strategic alliances; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; changes in U.S. tax laws; intense competition to attract and retain employees; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; and general economic downturns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2017 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2018, see the “Litigation,” “Cyber Attack Incident” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2018 to January 31, 2018	435,250	$236.44	434,377	$7,075.4
February 1, 2018 to February 28, 2018	582,804	235.47	582,569	6,938.2
March 1, 2018 to March 31, 2018	987,031	230.82	673,393	6,783.4
	2,005,085		1,690,339

1
Total number of shares purchased includes 314,746 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2018, we repurchased 1,690,339 shares at a cost of $394.7 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director's most recent authorized increase to the program was $5,000.0 on December 7, 2017. Between April 1, 2018 and April 12, 2018, we repurchased 368,800 shares at a cost of $82.8, bringing our current availability to $6,700.6 at April 12, 2018. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 18, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2017.

3.2		Bylaws of the Company, as amended effective May 18, 2017, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 18, 2017.

4.6		(f) Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

(g) Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

4.8
Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(c)
First Amendment, effective January 1, 2018, to 2017 Anthem Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	*	(d) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2018.

	*	(e) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2018.

	*	(f) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2018.

	*	(g) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for Executive Vice President and CEO of IngenioRx.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: April 25, 2018	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 25, 2018	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)