Form 10-Q
period 2018-06-30
Anthem, Inc.
filed 2018-07-25
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 12, 2018
Common Stock, $0.01 par value	259,953,678 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,682.0	$3,608.9
Fixed maturity securities, current (amortized cost of $17,152.7 and $17,054.5)	17,081.6	17,377.3
Equity securities, current	2,435.3	3,599.2
Other invested assets, current	23.8	17.2
Accrued investment income	161.6	162.5
Premium receivables	4,268.3	3,605.2
Self-funded receivables	2,650.0	2,579.7
Other receivables	2,182.6	2,266.5
Income taxes receivable	154.5	341.9
Securities lending collateral	624.6	455.1
Other current assets	3,106.1	2,249.3
Total current assets	37,370.4	36,262.8
Long-term investments:
Fixed maturity securities (amortized cost of $489.7 and $556.0)	487.5	560.8
Equity securities	32.9	32.8
Other invested assets	3,495.2	3,343.8
Property and equipment, net	2,392.2	2,174.9
Goodwill	20,414.5	19,231.2
Other intangible assets	9,224.3	8,368.4
Other noncurrent assets	950.4	565.3
Total assets	$74,367.4	$70,540.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,545.3	$7,991.5
Reserves for future policy benefits	72.1	69.9
Other policyholder liabilities	3,009.8	2,950.3
Total policy liabilities	10,627.2	11,011.7
Unearned income	2,089.9	860.3
Accounts payable and accrued expenses	5,931.4	5,024.4
Security trades pending payable	159.9	112.6
Securities lending payable	624.3	454.4
Short-term borrowings	1,120.0	1,275.0
Current portion of long-term debt	650.2	1,274.6
Other current liabilities	3,302.8	3,343.0
Total current liabilities	24,505.7	23,356.0
Long-term debt, less current portion	17,515.4	17,382.2
Reserves for future policy benefits, noncurrent	644.7	647.3
Deferred tax liabilities, net	1,902.2	1,726.5
Other noncurrent liabilities	1,074.4	925.1
Total liabilities	45,642.4	44,037.1

Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 260,132,949 and 256,084,913	2.6	2.6
Additional paid-in capital	9,747.9	8,547.4
Retained earnings	19,757.3	18,054.4
Accumulated other comprehensive loss	(782.8)	(101.5)
Total shareholders’ equity	28,725.0	26,502.9
Total liabilities and shareholders’ equity	$74,367.4	$70,540.0
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Premiums	$21,248.4	$20,813.1	$42,151.2	$41,764.4
Administrative fees and other revenue	1,466.4	1,384.9	2,905.9	2,753.1
Total operating revenue	22,714.8	22,198.0	45,057.1	44,517.5
Net investment income	229.3	200.2	458.5	407.4
Net realized gains (losses) on financial instruments	4.0	16.2	(22.1)	23.5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(4.4)	(7.3)	(12.3)	(16.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	0.1	—	1.6
Other-than-temporary impairment losses recognized in income	(4.4)	(7.2)	(12.3)	(15.3)
Total revenues	22,943.7	22,407.2	45,481.2	44,933.1
Expenses
Benefit expense	17,727.8	17,917.2	34,773.7	35,460.0
Selling, general and administrative expense:
Selling expense	323.6	345.5	641.8	694.1
General and administrative expense	3,104.4	2,708.3	6,214.7	5,551.0
Total selling, general and administrative expense	3,428.0	3,053.8	6,856.5	6,245.1
Interest expense	191.7	189.9	375.9	424.9
Amortization of other intangible assets	93.6	40.6	173.1	82.4
(Gain) loss on extinguishment of debt	(0.9)	—	18.2	—
Total expenses	21,440.2	21,201.5	42,197.4	42,212.4
Income before income tax expense	1,503.5	1,205.7	3,283.8	2,720.7
Income tax expense	450.1	350.4	917.9	855.5
Net income	$1,053.4	$855.3	$2,365.9	$1,865.2
Net income per share
Basic	$4.07	$3.23	$9.20	$7.05
Diluted	$3.98	$3.16	$8.97	$6.89
Dividends per share	$0.75	$0.65	$1.50	$1.30

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2018	2017	2018	2017
Net income	$1,053.4	$855.3	$2,365.9	$1,865.2
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(72.0)	100.9	(316.7)	181.1
Change in non-credit component of other-than-temporary impairment losses on investments	—	0.9	0.2	4.5
Change in net unrealized losses on cash flow hedges	2.9	(79.8)	31.7	(62.8)
Change in net periodic pension and postretirement costs	7.7	4.2	15.4	8.1
Foreign currency translation adjustments	(0.8)	0.7	(0.4)	2.1
Other comprehensive (loss) income	(62.2)	26.9	(269.8)	133.0
Total comprehensive income	$991.2	$882.2	$2,096.1	$1,998.2

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2018	2017
Operating activities
Net income	$2,365.9	$1,865.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on financial instruments	22.1	(23.5)
Other-than-temporary impairment losses recognized in income	12.3	15.3
Loss on extinguishment of debt	18.2	—
Loss on disposal of assets	0.5	0.4
Deferred income taxes	1.9	(209.9)
Amortization, net of accretion	495.1	385.0
Depreciation expense	60.6	54.5
Share-based compensation	78.1	87.1
Changes in operating assets and liabilities:
Receivables, net	(570.1)	(134.7)
Other invested assets	(11.0)	(22.4)
Other assets	(445.2)	(322.4)
Policy liabilities	(609.9)	254.0
Unearned income	1,157.6	865.9
Accounts payable and accrued expenses	28.8	(53.0)
Other liabilities	70.1	81.5
Income taxes	187.4	281.7
Other, net	(105.3)	(43.4)
Net cash provided by operating activities	2,757.1	3,081.3
Investing activities
Purchases of fixed maturity securities	(4,885.8)	(7,637.0)
Proceeds from fixed maturity securities:
Sales	3,864.5	5,152.9
Maturities, calls and redemptions	1,016.6	966.4
Purchases of equity securities	(657.9)	(506.0)
Proceeds from sales of equity securities	1,777.1	214.7
Purchases of other invested assets	(246.7)	(162.3)
Proceeds from sales of other invested assets	197.8	121.8
Change in collateral and settlements of non-hedging derivatives	—	(2.1)
Changes in securities lending collateral	(170.0)	(134.8)
Purchases of subsidiaries, net of cash acquired	(1,722.5)	—
Purchases of property and equipment	(532.5)	(297.5)
Proceeds from sales of property and equipment	—	3.3
Other, net	15.2	11.8
Net cash used in investing activities	(1,344.2)	(2,268.8)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(703.7)	1,347.8
Proceeds from long-term borrowings	834.9	—
Repayments of long-term borrowings	(663.0)	(929.9)
Proceeds from short-term borrowings	3,330.0	2,190.0
Repayments of short-term borrowings	(3,485.0)	(2,050.0)
Changes in securities lending payable	169.9	134.8
Changes in bank overdrafts	69.4	(146.2)
Proceeds from sale of put options	0.3	—
Proceeds from issuance of common stock under Equity Units stock purchase contracts	1,250.0	—
Repurchase and retirement of common stock	(795.0)	(509.0)
Change in collateral and settlements of debt-related derivatives	21.9	(128.4)
Cash dividends	(388.3)	(344.0)
Proceeds from issuance of common stock under employee stock plans	94.8	151.0
Taxes paid through withholding of common stock under employee stock plans	(75.6)	(45.6)
Net cash used in financing activities	(339.4)	(329.5)
Effect of foreign exchange rates on cash and cash equivalents	(0.4)	2.9
Change in cash and cash equivalents	1,073.1	485.9
Cash and cash equivalents at beginning of period	3,608.9	4,075.3
Cash and cash equivalents at end of period	$4,682.0	$4,561.2
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2017 (audited)	256.1	$2.6	$8,547.4	$18,054.4	$(101.5)	$26,502.9
Adoption of Accounting Standards Update No 2016-01 (Note 2)	—	—	—	320.2	(320.2)	—
January 1, 2018	256.1	2.6	8,547.4	18,374.6	(421.7)	26,502.9
Net income	—	—	—	2,365.9	—	2,365.9
Other comprehensive loss	—	—	—	—	(269.8)	(269.8)
Premiums for and settlement of equity options	—	—	0.3	—	—	0.3
Issuance of common stock under Equity Units stock purchase contracts	6.0	—	1,250.0	—	—	1,250.0
Repurchase and retirement of common stock	(3.4)	—	(116.6)	(678.4)	—	(795.0)
Dividends and dividend equivalents	—	—	—	(396.1)	—	(396.1)
Issuance of common stock under employee stock plans, net of related tax benefits	1.4	—	97.3	—	—	97.3
Convertible debenture repurchases and conversions	—	—	(30.5)	—	—	(30.5)
Adoption of Accounting Standards Update No 2018-02 (Note 2)	—	—	—	91.3	(91.3)	—
June 30, 2018	260.1	$2.6	$9,747.9	$19,757.3	$(782.8)	$28,725.0

January 1, 2017	263.7	$2.6	$8,805.1	$16,560.6	$(267.9)	$25,100.4
Net income	—	—	—	1,865.2	—	1,865.2
Other comprehensive income	—	—	—	—	133.0	133.0
Repurchase and retirement of common stock	(2.8)	—	(95.0)	(414.0)	—	(509.0)
Dividends and dividend equivalents	—	—	—	(344.8)	—	(344.8)
Issuance of common stock under employee stock plans, net of related tax benefits	2.2	—	188.0	—	—	188.0
Convertible debenture repurchases and conversions	—	—	(1.1)	—	—	(1.1)
June 30, 2017	263.1	$2.6	$8,897.0	$17,667.0	$(134.9)	$26,431.7

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2018
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.5 medical members through our affiliated health plans as of June 30, 2018. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; health maintenance organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program®.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 25 states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2017 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 have been recorded. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Cash and Cash Equivalents: Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $217.6 and $182.3 at June 30, 2018 and December 31, 2017, respectively and are included in the cash and cash equivalents line on our consolidated balance sheets.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the minimum medical loss ratio rebates or contractual or government-mandated premium stabilization programs. Administrative fees and other revenue includes revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. Under our self-funded arrangements, revenue is recognized as administrative services are performed, and benefit payments under these programs are excluded from benefit expense. For additional information about our revenues, see Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. In addition, see Note 15, “Segment Information,” herein, for the disaggregation of revenues by segments and products.
Premium and self-funded receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $281.6 and $302.1 at June 30, 2018 and December 31, 2017, respectively. Self-funded receivables are reported net of an allowance for doubtful accounts of $52.3 and $153.2 at June 30, 2018 and December 31, 2017, respectively.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2018. For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, recorded on the Premiums line item on our consolidated statements of income, which will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and other revenue line item on our consolidated statements of income and represents approximately 6.0% of our consolidated total operating revenue. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, results of operations, cash flows or consolidated financial position.
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

Recent Accounting Guidance Not Yet Adopted: In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. We are currently evaluating the effects the adoption of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.
In July 2018, the FASB issued Accounting Standards Update No. 2018-09, Codification Improvements, or ASU 2018-09. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for us in annual periods beginning after December 15, 2018. We are currently evaluating the effects the adoption of ASU 2018-09 will have on our consolidated financial statements, results of operations and cash flows.
In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2018-03. This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. ASU 2018-03 is effective for us with our interim period beginning July 1, 2018. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position at the beginning of the fiscal year in which the amendments are adopted. The adoption of ASU 2018-03 will not have a material impact on our results of operations, cash flows or consolidated financial position.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of America's 1st Choice's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,020.9 at June 30, 2018, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of America's 1st Choice primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and Special Needs populations. As of June 30, 2018, the initial accounting for the acquisition has not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. During the six months ended June 30, 2018, we increased preliminary goodwill by $31.2 due to adjustments made to acquired intangible assets.

The preliminary fair value of the net assets acquired from America's 1st Choice includes $688.0 of other intangible assets, which primarily consist of finite-lived customer relationships and provider networks with amortization periods ranging from 8 to 20 years. The results of operations of America's 1st Choice are included in our consolidated financial statements within our Government Business segment for the period following February 15, 2018. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Acquisition of HealthSun
On December 21, 2017, we completed our acquisition of HealthSun Health Plans, Inc., or HealthSun, which serves approximately forty thousand members in the state of Florida through its Medicare Advantage plans, and which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of HealthSun's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,602.8 at June 30, 2018, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of HealthSun primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and dual-eligible enrollees. As of June 30, 2018, the initial accounting for the acquisition has not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. During the six months ended June 30, 2018, we reduced preliminary goodwill by $40.6 due to adjustments made to acquired intangible assets.
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
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for other-than-temporary declines based on qualitative and quantitative factors. There were no individually significant other-than-temporary impairment losses on investments during the three and six months ended June 30, 2018 and 2017. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2018 and December 31, 2017 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
June 30, 2018
Fixed maturity securities:
United States Government securities	$498.0	$0.8	$(6.3)	$(0.8)	$491.7	$—
Government sponsored securities	111.1	0.1	(0.8)	(0.5)	109.9	—
States, municipalities and political subdivisions, tax-exempt	5,096.5	98.0	(19.0)	(10.5)	5,165.0	—
Corporate securities	7,891.3	55.2	(140.2)	(23.8)	7,782.5	—
Residential mortgage-backed securities	2,832.2	29.8	(38.2)	(23.2)	2,800.6	—
Commercial mortgage-backed securities	75.6	0.2	(0.5)	(2.0)	73.3	—
Other securities	1,137.7	15.6	(5.8)	(1.4)	1,146.1	—
Total fixed maturity securities	$17,642.4	$199.7	$(210.8)	$(62.2)	$17,569.1	$—
December 31, 2017
Fixed maturity securities:
United States Government securities	$649.0	$2.2	$(5.0)	$(0.7)	$645.5	$—
Government sponsored securities	90.3	0.3	(0.1)	(0.4)	90.1	—
States, municipalities and political subdivisions, tax-exempt	5,854.6	192.6	(5.0)	(7.3)	6,034.9	—
Corporate securities	7,362.8	165.8	(30.2)	(12.6)	7,485.8	(0.3)
Residential mortgage-backed securities	2,520.0	38.5	(8.0)	(11.6)	2,538.9	—
Commercial mortgage-backed securities	80.1	0.7	(0.1)	(2.0)	78.7	—
Other securities	1,053.7	14.4	(2.4)	(1.5)	1,064.2	—
Total fixed maturity securities	$17,610.5	$414.5	$(50.8)	$(36.1)	$17,938.1	$(0.3)

For fixed maturity securities in an unrealized loss position at June 30, 2018 and December 31, 2017, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2018
Fixed maturity securities:
United States Government securities	33	$255.1	$(6.3)	12	$84.5	$(0.8)
Government sponsored securities	21	40.1	(0.8)	16	13.9	(0.5)
States, municipalities and political subdivisions, tax-exempt	788	1,428.1	(19.0)	161	254.1	(10.5)
Corporate securities	2,446	5,284.7	(140.2)	303	382.4	(23.8)
Residential mortgage-backed securities	767	1,585.5	(38.2)	310	492.4	(23.2)
Commercial mortgage-backed securities	16	26.7	(0.5)	11	26.7	(2.0)
Other securities	199	642.7	(5.8)	22	36.5	(1.4)
Total fixed maturity securities	4,270	$9,262.9	$(210.8)	835	$1,290.5	$(62.2)
December 31, 2017
Fixed maturity securities:
United States Government securities	36	$450.4	$(5.0)	11	$56.1	$(0.7)
Government sponsored securities	12	16.3	(0.1)	16	14.8	(0.4)
States, municipalities and political subdivisions, tax-exempt	414	641.4	(5.0)	189	355.5	(7.3)
Corporate securities	1,081	2,200.1	(30.2)	279	329.7	(12.6)
Residential mortgage-backed securities	445	1,050.3	(8.0)	287	478.0	(11.6)
Commercial mortgage-backed securities	7	13.7	(0.1)	12	27.2	(2.0)
Other securities	132	406.1	(2.4)	20	35.8	(1.5)
Total fixed maturity securities	2,127	$4,778.3	$(50.8)	814	$1,297.1	$(36.1)
The amortized cost and fair value of fixed maturity securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$564.3	$564.2
Due after one year through five years	4,961.5	4,941.3
Due after five years through ten years	5,256.5	5,213.3
Due after ten years	3,952.3	3,976.4
Mortgage-backed securities	2,907.8	2,873.9
Total fixed maturity securities	$17,642.4	$17,569.1

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Proceeds	$2,653.8	$2,744.8	$4,881.1	$6,119.3
Gross realized gains	30.9	41.2	60.6	86.7
Gross realized losses	(32.6)	(16.6)	(69.0)	(40.3)
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
Equity Securities
A summary of current and long-term equity securities at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Equity securities:
Exchange traded funds	$631.0	$1,300.3
Fixed maturity mutual funds	599.9	790.6
Common equity securities	925.2	1,253.7
Private equity securities	312.1	287.4
Total	$2,468.2	$3,632.0
The gains and losses related to equity securities for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net realized gains and losses recognized on equity securities sold during the period	$24.0	$196.9
Unrealized gains and losses recognized on equity securities still held at June 30, 2018	(40.8)	(256.7)
Net realized losses recognized on equity securities	$(16.8)	$(59.8)
The gross realized gains and losses recognized on sales of equity securities were $9.4 and $3.0, respectively, for the three months ended June 30, 2017. The gross realized gains and losses recognized on sales of equity securities were $23.6 and $5.0, respectively, for the six months ended June 30, 2017.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $624.3 and $454.4 at June 30, 2018 and December 31, 2017, respectively. The value of the collateral represented 102% and 104% of the market value of the securities on loan at June 30, 2018 and December 31, 2017, respectively. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.

The remaining contractual maturity of our securities lending agreements at June 30, 2018 is as follows:

Overnight and Continuous
Securities lending transactions
United States Government securities	$12.4
Corporate securities	481.4
Equity securities	130.5
Total	$624.3
The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities' value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the minimum collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.

5.	Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. We had posted collateral of $9.0 and $11.5 related to our derivative financial instruments at June 30, 2018 and December 31, 2017, respectively.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at June 30, 2018 and December 31, 2017 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
June 30, 2018
Hedging instruments
Interest rate swaps - fixed to floating	$1,200.0	Other assets/other liabilities	$1.0	$(15.0)
Non-hedging instruments
Interest rate swaps	261.5	Equity securities	9.4	(0.4)
Options	100.0	Other assets/other liabilities	—	—
Futures	307.3	Equity securities	1.4	(2.4)
Subtotal non-hedging	668.8	Subtotal non-hedging	10.8	(2.8)
Total derivatives	$1,868.8	Total derivatives	11.8	(17.8)
		Amounts netted	(11.8)	11.8
		Net derivatives	$—	$(6.0)

December 31, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235.0	Other assets/other liabilities	$2.0	$(5.3)
Interest rate swaps - forward starting pay fixed swaps	425.0	Other assets/other liabilities	—	(8.9)
Subtotal hedging	1,660.0	Subtotal hedging	2.0	(14.2)
Non-hedging instruments
Interest rate swaps	171.3	Equity securities	1.0	(4.7)
Options	100.0	Other assets/other liabilities	—	(0.1)
Futures	116.8	Equity securities	0.1	(2.5)
Subtotal non-hedging	388.1	Subtotal non-hedging	1.1	(7.3)
Total derivatives	$2,048.1	Total derivatives	3.1	(21.5)
		Amounts netted	(1.6)	1.6
		Net derivatives	$1.5	$(19.9)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at June 30, 2018 and December 31, 2017 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		June 30, 2018	December 31, 2017
Interest rate swap	2018	$50.0	$—	4.101%	September 1, 2027
Interest rate swap	2018	450.0	—	3.300	January 15, 2023
Interest rate swap	2018	90.0	—	4.350	August 15, 2020
Interest rate swap	2017	50.0	50.0	4.350	August 15, 2020
Interest rate swap	2015	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2014	150.0	150.0	4.350	August 15, 2020
Interest rate swap	2013	10.0	10.0	4.350	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	—	625.0	1.875	January 15, 2018
Total notional amount outstanding		$1,200.0	$1,235.0
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at June 30, 2018 and December 31, 2017:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current portion of long term-debt	$650.2	$1,274.6	$1.0	$2.0
Long-term debt	17,515.4	17,382.2	(15.0)	(5.3)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. We had $425.0 in notional amounts outstanding under forward starting pay fixed interest rate swaps at December 31, 2017. During the six months ended June 30, 2018, swaps in the notional amount of $425.0 were terminated. We received an aggregate of $24.4 from the swap counter parties upon termination.
The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $251.6 and $233.0 at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $14.2. No amounts were excluded from effectiveness testing.

A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 is as follows:

	Hedge (Loss) Income Recognized in Other Comprehensive (Loss) Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss
Type of Cash Flow Hedge
Three months ended June 30, 2018
Forward starting pay fixed swaps	$—	Interest expense	$(3.4)
Three months ended June 30, 2017
Forward starting pay fixed swaps	$(118.0)	Interest expense	$(1.5)
Six months ended June 30, 2018
Forward starting pay fixed swaps	$33.3	Interest expense	$(6.6)
Six months ended June 30, 2017
Forward starting pay fixed swaps	$(99.7)	Interest expense	$(3.0)
Forward starting pay fixed swaps		Net realized gains (losses) on financial instruments	$(12.0)
Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$4.0	$(191.7)	$16.2	$(189.9)	$(22.1)	$(375.9)	$23.5	$(424.9)
Loss (gain) on fair value hedging relationships:
Interest rate swaps
Hedged items	(0.5)	—	—	(0.1)	(0.8)	—	—	0.2
Derivatives designated as hedging instruments	0.5	—	—	0.1	0.8	—	—	(0.2)
Loss on cash flow hedging relationships:
Forward starting pay fixed swaps
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(3.4)	—	(1.5)	—	(6.6)	—	(3.0)
Amount of loss reclassified from accumulated other comprehensive loss into net income due to ineffectiveness and missed forecasted transactions	—	—	—	—	—	—	(12.0)	—

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Three months ended June 30, 2018
Interest rate swaps	Net realized gains (losses) on financial instruments	$16.9
Options	Net realized gains (losses) on financial instruments	0.5
Futures	Net realized gains (losses) on financial instruments	2.0
Total		$19.4
Three months ended June 30, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$(2.0)
Options	Net realized gains (losses) on financial instruments	(10.6)
Futures	Net realized gains (losses) on financial instruments	(2.0)
Total		$(14.6)
Six months ended June 30, 2018
Interest rate swaps	Net realized gains (losses) on financial instruments	$14.5
Options	Net realized gains (losses) on financial instruments	(0.2)
Futures	Net realized gains (losses) on financial instruments	5.0
Total		$19.3
Six months ended June 30, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$(1.4)
Options	Net realized gains (losses) on financial instruments	(21.1)
Futures	Net realized gains (losses) on financial instruments	(2.4)
Total		$(24.9)

6.	Fair Value
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 is as follows:

	Level I	Level II	Level III	Total
June 30, 2018
Assets:
Cash equivalents	$2,626.2	$—	$—	$2,626.2
Fixed maturity securities, available-for-sale:
United States Government securities	—	491.7	—	491.7
Government sponsored securities	—	109.9	—	109.9
States, municipalities and political subdivisions, tax-exempt	—	5,165.0	—	5,165.0
Corporate securities	2.8	7,475.3	304.4	7,782.5
Residential mortgage-backed securities	—	2,796.1	4.5	2,800.6
Commercial mortgage-backed securities	—	73.3	—	73.3
Other securities	—	1,120.5	25.6	1,146.1
Total fixed maturity securities, available-for-sale	2.8	17,231.8	334.5	17,569.1
Equity securities:
Exchange traded funds	631.0	—	—	631.0
Fixed maturity mutual funds	—	599.9	—	599.9
Common equity securities	834.2	91.0	—	925.2
Private equity securities	—	—	312.1	312.1
Total equity securities	1,465.2	690.9	312.1	2,468.2
Other invested assets, current	23.8	—	—	23.8
Securities lending collateral	473.9	150.7	—	624.6
Derivatives	—	11.8	—	11.8
Total assets	$4,591.9	$18,085.2	$646.6	$23,323.7
Liabilities:
Derivatives	$—	$(17.8)	$—	$(17.8)
Total liabilities	$—	$(17.8)	$—	$(17.8)

December 31, 2017
Assets:
Cash equivalents	$1,956.4	$—	$—	$1,956.4
Fixed maturity securities, available-for-sale:
United States Government securities	—	645.5	—	645.5
Government sponsored securities	—	90.1	—	90.1
States, municipalities and political subdivisions, tax-exempt	—	6,034.9	—	6,034.9
Corporate securities	24.8	7,231.8	229.2	7,485.8
Residential mortgage-backed securities	—	2,533.9	5.0	2,538.9
Commercial mortgage-backed securities	—	78.7	—	78.7
Other securities	75.2	973.1	15.9	1,064.2
Total fixed maturity securities, available-for-sale	100.0	17,588.0	250.1	17,938.1
Equity securities:
Exchange traded funds	1,300.3	—	—	1,300.3
Fixed maturity mutual funds	—	790.6	—	790.6
Common equity securities	1,146.6	107.1	—	1,253.7
Private equity securities	—	—	287.4	287.4
Total equity securities	2,446.9	897.7	287.4	3,632.0
Other invested assets, current	17.2	—	—	17.2
Securities lending collateral	214.1	241.0	—	455.1
Derivatives	—	3.1	—	3.1
Total assets	$4,734.6	$18,729.8	$537.5	$24,001.9
Liabilities:
Derivatives	$—	$(21.5)	$—	$(21.5)
Total liabilities	$—	$(21.5)	$—	$(21.5)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2018 and 2017 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended June 30, 2018
Beginning balance at April 1, 2018	$260.5	$4.7	$13.7	$303.4	$582.3
Total gains (losses):
Recognized in net income	1.1	—	—	7.0	8.1
Recognized in accumulated other comprehensive loss	(2.9)	—	0.1	—	(2.8)
Purchases	42.1	—	8.9	2.4	53.4
Sales	(10.9)	—	—	(0.7)	(11.6)
Settlements	(23.6)	(0.2)	(0.2)	—	(24.0)
Transfers into Level III	38.1	—	3.7	—	41.8
Transfers out of Level III	—	—	(0.6)	—	(0.6)
Ending balance at June 30, 2018	$304.4	$4.5	$25.6	$312.1	$646.6
Change in unrealized gains (losses) included in net income related to assets still held at June 30, 2018	$—	$—	$—	$7.4	$7.4

Three Months Ended June 30, 2017
Beginning balance at April 1, 2017	$230.0	$7.2	$28.6	$223.3	$489.1
Total gains (losses):
Recognized in net income	0.9	—	—	(0.5)	0.4
Recognized in accumulated other comprehensive loss	0.1	—	0.1	0.4	0.6
Purchases	25.4	—	21.3	21.3	68.0
Sales	(7.3)	(3.9)	(0.8)	—	(12.0)
Settlements	(16.0)	(0.1)	(0.7)	—	(16.8)
Transfers into Level III	5.1	1.2	—	—	6.3
Transfers out of Level III	—	(1.5)	(13.7)	—	(15.2)
Ending balance at June 30, 2017	$238.2	$2.9	$34.8	$244.5	$520.4
Change in unrealized gains (losses) included in net income related to assets still held at June 30, 2017	$(0.9)	$—	$—	$—	$(0.9)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2018 and 2017 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Six Months Ended June 30, 2018
Beginning balance at January 1, 2018	$229.2	$5.0	$15.9	$287.4	$537.5
Total gains (losses):
Recognized in net income	0.8	—	—	(231.7)	(230.9)
Recognized in accumulated other comprehensive loss	(2.4)	—	—	—	(2.4)
Purchases	62.0	0.1	8.9	258.0	329.0
Sales	(14.5)	—	—	(1.6)	(16.1)
Settlements	(29.6)	(0.6)	(0.9)	—	(31.1)
Transfers into Level III	58.9	—	3.7	—	62.6
Transfers out of Level III	—	—	(2.0)	—	(2.0)
Ending balance at June 30, 2018	$304.4	$4.5	$25.6	$312.1	$646.6
Change in unrealized gains (losses) included in net income related to assets still held at June 30, 2018	$—	$—	$—	$37.6	$37.6

Six Months Ended June 30, 2017
Beginning balance at January 1, 2017	$238.8	$12.0	$42.8	$187.8	$481.4
Total (losses) gains:
Recognized in net income	(0.4)	—	—	(0.2)	(0.6)
Recognized in accumulated other comprehensive loss	3.7	—	0.2	—	3.9
Purchases	60.2	1.5	30.8	57.3	149.8
Sales	(39.9)	(5.4)	(0.8)	(0.4)	(46.5)
Settlements	(35.6)	(0.3)	(1.1)	—	(37.0)
Transfers into Level III	13.4	1.2	1.2	—	15.8
Transfers out of Level III	(2.0)	(6.1)	(38.3)	—	(46.4)
Ending balance at June 30, 2017	$238.2	$2.9	$34.8	$244.5	$520.4
Change in unrealized gains (losses) included in net income related to assets still held at June 30, 2017	$(2.6)	$—	$—	$—	$(2.6)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no individually material transfers between levels during the three and six months ended June 30, 2018 or 2017.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America's 1st Choice on February 15, 2018. The preliminary values of net assets acquired in our acquisition of America's 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America's 1st Choice's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of intangible assets acquired in our acquisition of America's 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America's 1st Choice described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2018 or 2017.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform a monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2018 or 2017.
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
The carrying amounts reported in our consolidated balance sheets for cash, accrued investment income, premium receivables, self-funded receivables, other receivables, income taxes receivable/payable, unearned income, accounts payable and accrued expenses, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.
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
Long-term debt – commercial paper: The carrying amount for commercial paper approximates fair value, as the underlying instruments have variable interest rates at market value.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2018 and December 31, 2017 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2018
Assets:
Other invested assets, long-term	$3,495.2	$—	$—	$3,495.2	$3,495.2
Liabilities:
Debt:
Short-term borrowings	1,120.0	—	1,120.0	—	1,120.0
Commercial paper	99.9	—	99.9	—	99.9
Notes	17,811.3	—	17,783.8	—	17,783.8
Convertible debentures	254.4	—	1,291.6	—	1,291.6

December 31, 2017
Assets:
Other invested assets, long-term	$3,343.8	$—	$—	$3,343.8	$3,343.8
Liabilities:
Debt:
Short-term borrowings	1,275.0	—	1,275.0	—	1,275.0
Commercial paper	803.6	—	803.6	—	803.6
Notes	17,592.7	—	18,815.1	—	18,815.1
Convertible debentures	260.5	—	1,215.7	—	1,215.7

7.	Income Taxes
During the three months ended June 30, 2018 and 2017, we recognized income tax expense of $450.1 and $350.4, respectively, which represent effective tax rates of 29.9% and 29.1%, respectively. The increase in income tax expense and effective tax rate was primarily due to the reinstatement of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2018, which resulted in additional income tax expense of $83.6. The increase in income tax expense and effective tax rate was further impacted by the tax benefits we recognized during the three months ended June 30, 2017 for prior acquisition costs incurred related to the terminated merger agreement with Cigna Corporation, or Cigna. The increase in income tax expense and effective tax rate was partially offset by the effect of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
During the six months ended June 30, 2018 and 2017, we recognized income tax expense of $917.9 and $855.5, respectively, which represent effective tax rates of 28.0% and 31.4%, respectively. The increase in income tax expense was primarily due to the reinstatement of the HIP Fee for 2018, which resulted in additional income tax expense of $166.9. The increase in income tax expense was further impacted by the tax benefits we recognized during the six months ended June 30, 2017 for prior acquisition costs incurred related to the terminated merger agreement with Cigna. The increase in income tax expense was partially offset by the effect of the Tax Cuts and Jobs Act. The decrease in the effective tax rate was primarily due to the lower U.S. federal corporate income tax rate, as reduced by the Tax Cuts and Jobs Act, partially offset by the reinstatement of the HIP Fee.
At June 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act. We have made a reasonable estimate of the effects and will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Cuts and Jobs Act.

8.	Retirement Benefits
The components of net periodic benefit credit included in our consolidated statements of income for the three months ended June 30, 2018 and 2017 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2018	2017	2018	2017
Service cost	$2.0	$2.5	$0.3	$0.4
Interest cost	13.5	16.7	3.8	5.2
Expected return on assets	(36.7)	(37.0)	(6.0)	(5.6)
Recognized actuarial loss	6.0	5.5	0.8	2.8
Settlement loss	6.6	2.1	—	—
Amortization of prior service cost (credit)	0.1	(0.1)	(3.1)	(3.4)
Net periodic benefit credit	$(8.5)	$(10.3)	$(4.2)	$(0.6)
The components of net periodic benefit credit included in our consolidated statements of income for the six months ended June 30, 2018 and 2017 are as follows:

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Service cost	$4.1	$5.0	$0.6	$0.7
Interest cost	27.1	33.3	7.6	10.4
Expected return on assets	(73.5)	(73.8)	(12.1)	(11.3)
Recognized actuarial loss	12.0	10.9	1.7	5.7
Settlement loss	13.2	3.8	—	—
Amortization of prior service cost (credit)	0.1	(0.2)	(6.2)	(6.8)
Net periodic benefit credit	$(17.0)	$(21.0)	$(8.4)	$(1.3)
For the year ending December 31, 2018, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the six months ended June 30, 2018 and 2017.

9 . Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the six months ended June 30, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,406.6	$4,584.9	$7,991.5
Ceded medical claims payable, beginning of period	(78.0)	(26.9)	(104.9)
Net medical claims payable, beginning of period	3,328.6	4,558.0	7,886.6
Business combinations and purchase adjustments	—	199.2	199.2
Net incurred medical claims:
Current period	11,852.4	22,881.4	34,733.8
Prior periods redundancies	(406.3)	(398.2)	(804.5)
Total net incurred medical claims	11,446.1	22,483.2	33,929.3
Net payments attributable to:
Current period medical claims	9,495.6	18,650.8	28,146.4
Prior periods medical claims	2,540.4	3,817.8	6,358.2
Total net payments	12,036.0	22,468.6	34,504.6
Net medical claims payable, end of period	2,738.7	4,771.8	7,510.5
Ceded medical claims payable, end of period	4.0	30.8	34.8
Gross medical claims payable, end of period	$2,742.7	$4,802.6	$7,545.3
At June 30, 2018, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $28.3, $353.6 and $2,356.8 for the claim years 2016 and prior, 2017 and 2018, respectively.
At June 30, 2018, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $36.5, $305.6 and $4,429.7 for the claim years 2016 and prior, 2017 and 2018, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the six months ended June 30, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,267.0	$4,625.6	$7,892.6
Ceded medical claims payable, beginning of period	(521.3)	(17.8)	(539.1)
Net medical claims payable, beginning of period	2,745.7	4,607.8	7,353.5
Net incurred medical claims:
Current period	14,423.4	21,263.1	35,686.5
Prior periods redundancies	(408.9)	(542.1)	(951.0)
Total net incurred medical claims	14,014.5	20,721.0	34,735.5
Net payments attributable to:
Current period medical claims	11,495.2	17,045.2	28,540.4
Prior periods medical claims	2,371.1	3,699.8	6,070.9
Total net payments	13,866.3	20,745.0	34,611.3
Net medical claims payable, end of period	2,893.9	4,583.8	7,477.7
Ceded medical claims payable, end of period	469.5	22.3	491.8
Gross medical claims payable, end of period	$3,363.4	$4,606.1	$7,969.5
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net incurred medical claims:
Commercial & Specialty Business	$5,957.9	$7,264.4	$11,446.1	$14,014.5
Government Business	11,345.4	10,297.2	22,483.2	20,721.0
Total net incurred medical claims	17,303.3	17,561.6	33,929.3	34,735.5
Quality improvement and other claims expense	424.5	355.6	844.4	724.5
Benefit expense	$17,727.8	$17,917.2	$34,773.7	$35,460.0

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2018 and December 31, 2017, we had $17,786.1 and $16,329.1, respectively, outstanding under these notes.
On July 16, 2018, we repaid, at maturity, the $650.0 outstanding balance of our 2.300% senior unsecured notes. On January 15, 2018, we repaid, at maturity, the $625.0 outstanding balance of our 1.875% senior unsecured notes.
In May, 2015, we issued 25.0 Equity Units, in an aggregate principal amount of $1,250.0. Each Equity Unit had a stated amount of $50 (whole dollars) and consisted of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, we settled each of the Equity Units stock purchase contracts at a settlement rate of 0.2412 shares of our common stock, using a market value formula set forth in the Equity Units purchase contracts. This resulted in the issuance of approximately 6.0 shares.

On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250.0 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4.4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $18.2. At the remarketing, we also issued $850.0 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable on March 1 and September 1 of each year, commencing on September 1, 2018. We may redeem the 2048 Notes in whole at any time, or in part from time to time, and on or after May 1, 2020, we may redeem the 2028 Notes in whole at any time, or in part from time to time, at the applicable redemption prices. The 2028 Notes and the 2048 Notes are unsecured and unsubordinated obligations.
We have an unsecured surplus note with an outstanding principal balance of $25.0 and $24.9 at June 30, 2018 and December 31, 2017, respectively.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500.0 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2018 or at December 31, 2017.
We have two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $450.0. We had $450.0 outstanding under these lines of credit at June 30, 2018 and December 31, 2017.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2018 and December 31, 2017, we had $99.9 and $803.6, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. During the six months ended June 30, 2018, $11.4 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $38.0. We did not recognize any gain or loss on the extinguishment of debt related to the Debentures, based on the fair values of the debt on the conversion settlement dates. The following table summarizes at June 30, 2018 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$384.7
Unamortized debt discount	$126.3
Net debt carrying amount	$254.4
Equity component carrying amount	$139.4
Conversion rate (shares of common stock per $1,000 of principal amount)	13.8022
Effective conversion price (per $1,000 of principal amount)	$72.4517
We had $670.0 and $825.0 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at June 30, 2018 and December 31, 2017 with fixed interest rates of 1.959% and 1.386% respectively.
All debt is a direct obligation of Anthem, Inc., except for the surplus note, the FHLB borrowings, and the 364-day lines of credit.

11.	Commitments and Contingencies
Litigation and Regulatory Proceedings
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0.0 to approximately $250.0 at June 30, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees, or Blue plans, across the country. The cases were consolidated into a single multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act, or Sherman Act, and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and actions filed in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Indiana, Kansas, Kansas City, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Hampshire, North Carolina, North Dakota, Oklahoma, Pennsylvania, South Dakota, Rhode Island, South Carolina, Tennessee, Texas, Vermont and Virginia have been consolidated into the multi-district proceeding.
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. The defendants have filed a motion for certification of the April order, requesting the Court to amend its order to allow an appeal to the Eleventh Circuit Court of Appeals. In June 2018, the Court certified its April order for interlocutory appeal to the Eleventh Circuit Court of Appeals. Also in June 2018, the defendants filed, with the Eleventh Circuit Court of Appeals, a petition for permission to appeal the April order, which Plaintiffs opposed. The defendants’ petition remains pending. No dates have been set for either the final pretrial conferences or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

Blue Cross of California Taxation Litigation
In July 2013, our California affiliate Blue Cross of California (doing business as Anthem Blue Cross), or BCC, was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT, and seeks a writ of mandate directing the taxing agencies to collect the GPT and an order requiring BCC to pay GPT back taxes, interest, and penalties, for the eight-year period prior to the filing of the complaint.
In March 2018, the Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. The Court of Appeal accepted our writ, and we anticipate that the appeal hearing will occur in late 2018. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the city of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid, should BCC eventually be determined to be subject to the GPT for the same tax periods. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for pharmacy benefit management, or PBM, services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800.0 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the PBM Agreement between the parties, over $158.0 in damages related to operational breaches, as well as various declarations under the PBM Agreement between the parties, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the PBM Agreement; (iii) has breached the PBM Agreement and that we can terminate the PBM Agreement; and (iv) is required under the PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the PBM Agreement; (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (iii) that we do not have the right to terminate the PBM Agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675.0 at the time of the PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
ERISA Litigation
We are a defendant in a class action lawsuit that was initially filed in June 2016 against Anthem, Inc. and Express Scripts, which has been consolidated into a single multi-district lawsuit captioned In Re Express Scripts/Anthem ERISA Litigation, in the U.S. District Court for the Southern District of New York. The consolidated complaint was filed by plaintiffs against Express Scripts and us on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to the present in which we provided prescription drug benefits through the PBM Agreement with Express Scripts and paid a percentage based co-insurance payment in the course of using that prescription drug benefit. The plaintiffs allege that we breached our duties, either under ERISA or with respect to the implied covenant of good faith and fair dealing implied in the health plans, (i) by failing to adequately monitor Express Scripts’ pricing under the PBM Agreement and (ii) by placing our own pecuniary interest above the best interests of our insureds by allegedly agreeing to higher pricing in the PBM Agreement in exchange for the purchase price for our NextRx PBM business, and (iii) with respect to the non-ERISA members, by negotiating and entering into the PBM Agreement with Express Scripts that was allegedly detrimental to the interests of such non-ERISA members. Plaintiffs seek to hold us and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest.
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs have filed a notice of appeal with the United States Court of Appeals for the Second Circuit. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Cigna Corporation Merger Litigation
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
The litigation in Delaware is ongoing with trial scheduled to commence in February 2019. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
U.S. Department of Justice (DOJ) Civil Investigative Demands
Beginning in December 2016, the DOJ has issued civil investigative demands to us to discover information about our chart review and risk adjustment programs under Parts C and D of the Medicare Program. We understand the DOJ is investigating the programs of other Medicare Advantage health plans, along with providers and vendors. We continue to cooperate with the DOJ’s investigation, and the ultimate outcome cannot presently be determined.
Cyber Attack Regulatory Proceedings and Litigation
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
Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating, or have investigated, events related to the cyber attack, including how it occurred, its consequences and our responses. In connection with the resolution of the National Association of Insurance Commissioners’ multistate targeted market conduct and financial exam in December

2016, we agreed to provide a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. Additionally, there are ongoing investigations by both the HHS Office of Civil Rights and a multi-state group of Attorneys General that remain outstanding. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and an adverse effect on our results of operations and financial condition.
Civil class actions were filed in various federal and state courts by current or former members and others seeking damages that they alleged arose from the cyber-attack. In June 2015, the Judicial Panel on Multidistrict Litigation entered an order transferring the consolidated civil actions to the U.S. District Court for the Northern District of California, or the U.S. District Court in a matter captioned In Re Anthem, Inc. Data Breach Litigation. The parties agreed to settle plaintiffs’ claims on a class-wide basis for a total settlement payment of $115.0. In August 2017, the U.S. District Court issued an order of preliminary approval of the settlement. The U.S. District Court held hearings on plaintiffs’ motion for final approval and class counsel’s fee petition in February and June 2018 and appointed a special master to review class counsel’s fee petition. A ruling on final approval remains pending. Three state court cases related to the cyber attack are presently proceeding outside of this multidistrict litigation.
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
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding certain of our subsidiaries that have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at June 30, 2018.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of June 30, 2018, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

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
A summary of the cash dividend activity for the six months ended June 30, 2018 and 2017 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$191.9
April 24, 2018	June 8, 2018	June 25, 2018	$0.75	$196.4

Six Months Ended June 30, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172.2
April 27, 2017	June 9, 2017	June 23, 2017	$0.65	$171.8
On July 24, 2018, our Audit Committee declared a third quarter 2018 dividend to shareholders of $0.75 per share, payable on September 25, 2018 to shareholders of record at the close of business on September 10, 2018.
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

A summary of common stock repurchases from July 1, 2018 through July 12, 2018 (subsequent to June 30, 2018) and for the six months ended June 30, 2018 and 2017 is as follows:

	July 1, 2018 Through July 12, 2018	Six Months Ended June 30
		2018	2017
Shares repurchased	0.2	3.4	2.8
Average price per share	$241.00	$231.61	$180.37
Aggregate cost	$47.9	$795.0	$509.0
Authorization remaining at the end of the period	$6,335.3	$6,383.2	$3,666.9
Equity Units
In May 2015, we issued 25.0 Equity Units in an aggregate principal amount of $1,250.0. Each Equity Unit contained a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement. On May 1, 2018, we issued approximately 6.0 shares of our common stock pursuant to the purchase contract portion of the Equity Units, and we received $1,250.0 in proceeds from the holders of the Equity Units for such common stock. The number of shares purchased was determined using a market value formula set forth in the Equity Units purchase contracts. For additional information relating to the Equity Units, see Note 10, “Debt” of this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4.3	$124.31
Granted	0.8	231.87
Exercised	(0.7)	104.37
Forfeited or expired	(0.1)	182.22
Outstanding at June 30, 2018	4.3	147.09	6.64	$391.2
Exercisable at June 30, 2018	2.5	116.84	5.02	$298.3
A summary of the nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2018 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2018	2.0	$152.20
Granted	0.9	231.81
Vested	(1.0)	147.61
Forfeited	(0.1)	185.72
Nonvested at June 30, 2018	1.8	180.90

During the six months ended June 30, 2018, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2018 to 2020. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2020 based on results in the three year period.
During the six months ended June 30, 2018, we granted an additional 0.2 restricted stock units, associated with our 2015 grants, that were earned as a result of satisfactory completion of performance measures between 2015 and 2017. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
	2018	2017
Risk-free interest rate	2.90%	2.31%
Volatility factor	30.00%	32.00%
Quarterly dividend yield	0.323%	0.397%
Weighted-average expected life (years)	3.70	4.00
The following weighted-average fair values per option or share were determined for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
	2018	2017
Options granted during the period	$55.27	$40.77
Restricted stock awards granted during the period	231.81	167.29

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at June 30, 2018 and 2017 is as follows:

	June 30
	2018	2017
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$199.7	$941.6
Gross unrealized losses	(273.0)	(95.3)
Net pre-tax unrealized (losses) gains	(73.3)	846.3
Deferred tax asset (liability)	15.4	(304.0)
Net unrealized (losses) gains on investments	(57.9)	542.3
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	—	(0.2)
Deferred tax asset	—	0.1
Net unrealized non-credit component of other-than-temporary impairments on investments	—	(0.1)
Cash flow hedges:
Gross unrealized losses	(318.5)	(355.8)
Deferred tax asset	66.9	124.6
Net unrealized losses on cash flow hedges	(251.6)	(231.2)
Defined benefit pension plans:
Deferred net actuarial loss	(599.5)	(641.2)
Deferred prior service credits	(1.0)	(0.7)
Deferred tax asset	155.5	251.6
Net unrecognized periodic benefit costs for defined benefit pension plans	(445.0)	(390.3)
Postretirement benefit plans:
Deferred net actuarial loss	(75.7)	(140.9)
Deferred prior service costs	39.8	52.9
Deferred tax asset	9.3	34.4
Net unrecognized periodic benefit costs for postretirement benefit plans	(26.6)	(53.6)
Foreign currency translation adjustments:
Gross unrealized losses	(2.1)	(3.1)
Deferred tax asset	0.4	1.1
Net unrealized losses on foreign currency translation adjustments	(1.7)	(2.0)
Accumulated other comprehensive loss	$(782.8)	$(134.9)

Other comprehensive (loss) income reclassification adjustments for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30
	2018	2017
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $21.4 and ($67.0), respectively	$(76.8)	$116.2
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of ($1.3) and $8.3, respectively	4.8	(15.3)
Total reclassification adjustment on investments	(72.0)	100.9
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0.0) and ($0.4), respectively	—	0.9
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of ($0.7) and $36.6, respectively	2.9	(79.8)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.7) and ($2.9), respectively	7.7	4.2
Foreign currency translation adjustment, net of tax expense of ($0.1) and ($0.4), respectively	(0.8)	0.7
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $16.6 and ($25.8), respectively	$(62.2)	$26.9
Other comprehensive (loss) income reclassification adjustments for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30
	2018	2017
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $98.5 and ($113.3), respectively	$(333.0)	$210.4
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of ($4.4) and $15.8, respectively	16.3	(29.3)
Total reclassification adjustment on investments	(316.7)	181.1
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0.1) and ($2.5), respectively	0.2	4.5
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of ($8.5) and $33.9, respectively	31.7	(62.8)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($5.3) and ($5.2), respectively	15.4	8.1
Foreign currency translation adjustment, net of tax expense of ($0.4) and ($1.1), respectively	(0.4)	2.1
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $79.8 and ($72.4), respectively	$(269.8)	$133.0

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Denominator for basic earnings per share – weighted-average shares	258.7	264.6	257.3	264.5
Effect of dilutive securities – employee stock options, nonvested restricted stock awards, convertible debentures and equity units	5.8	6.2	6.4	6.1
Denominator for diluted earnings per share	264.5	270.8	263.7	270.6
During the three months ended June 30, 2018 and 2017, weighted-average shares related to certain stock options of 0.8 and 1.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2018 and 2017, weighted-average shares related to certain stock options of 0.5 and 0.7, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Unit purchase contracts were settled in May 2018, and approximately 6.0 shares of our common stock were issued and included in the basic earnings per share calculation.
During the three and six months ended June 30, 2018, we issued approximately 0.1 and 0.9 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2018 through 2020. During the three and six months ended June 30, 2017, we issued approximately 0.1 and 0.6 restricted stock units under our stock incentive plans, 0.1 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2017 through 2019. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial & Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Financial data by reportable segment for the three and six months ended June 30, 2018 and 2017 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Three Months Ended June 30, 2018
Operating revenue	$9,162.9	$13,543.0	$8.9	$22,714.8
Operating gain (loss)	1,052.8	537.4	(31.2)	1,559.0
Three Months Ended June 30, 2017
Operating revenue	$10,308.8	$11,883.4	$5.8	$22,198.0
Operating gain (loss)	967.9	293.3	(34.2)	1,227.0
Six Months Ended June 30, 2018
Operating revenue	$18,229.3	$26,805.4	$22.4	$45,057.1
Operating gain (loss)	2,461.2	1,028.3	(62.6)	3,426.9
Six Months Ended June 30, 2017
Operating revenue	$20,598.4	$23,909.1	$10.0	$44,517.5
Operating gain (loss)	2,270.3	611.9	(69.8)	2,812.4

The major product revenues for each of the reportable segments for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Commercial & Specialty Business
Managed care products	$7,445.9	$8,664.4	$14,822.0	$17,324.8
Managed care services	1,302.1	1,232.4	2,584.3	2,455.0
Dental/Vision products and services	303.8	301.8	608.3	608.2
Other	111.1	110.2	214.7	210.4
Total Commercial & Specialty Business	9,162.9	10,308.8	18,229.3	20,598.4
Government Business
Managed care products	13,431.5	11,766.0	26,583.7	23,684.1
Managed care services	112.2	117.4	222.4	225.0
Total Government Business	13,543.7	11,883.4	26,806.1	23,909.1
Other
Other	8.2	5.8	21.7	10.0
Total product revenues	$22,714.8	$22,198.0	$45,057.1	$44,517.5
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
A reconciliation of reportable segments’ operating revenues to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Reportable segments’ operating revenues	$22,714.8	$22,198.0	$45,057.1	$44,517.5
Net investment income	229.3	200.2	458.5	407.4
Net realized gains (losses) on financial instruments	4.0	16.2	(22.1)	23.5
Other-than-temporary impairment losses recognized in income	(4.4)	(7.2)	(12.3)	(15.3)
Total revenues	$22,943.7	$22,407.2	$45,481.2	$44,933.1

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Reportable segments’ operating gain	$1,559.0	$1,227.0	$3,426.9	$2,812.4
Net investment income	229.3	200.2	458.5	407.4
Net realized gains (losses) on financial instruments	4.0	16.2	(22.1)	23.5
Other-than-temporary impairment losses recognized in income	(4.4)	(7.2)	(12.3)	(15.3)
Interest expense	(191.7)	(189.9)	(375.9)	(424.9)
Amortization of other intangible assets	(93.6)	(40.6)	(173.1)	(82.4)
Gain (loss) on extinguishment of debt	0.9	—	(18.2)	—
Income before income tax expense	$1,503.5	$1,205.7	$3,283.8	$2,720.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 and the MD&A included in our 2017 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2018 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2018 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2018, or any other period. Also see Part I, Item 1A, “Risk Factors” of our 2017 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
On December 21, 2017, we completed our acquisition of HealthSun Health Plans, Inc., or HealthSun, which serves approximately forty thousand members in the state of Florida through its Medicare Advantage plans, and which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
On May 12, 2017, we announced that we were terminating the Agreement and Plan of Merger, or Merger Agreement, between us and Cigna Corporation, or Cigna. For additional information about ongoing litigation related to the Merger Agreement, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. In October 2017, we announced that we are establishing a new pharmacy benefits manager, or PBM, called IngenioRx, and have entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, to begin offering a full suite of PBM solutions starting on January 1, 2020, which coincides with the conclusion of our current agreement with Express Scripts.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make changes to the U.S. health care system, which we expect will continue to impact our business model and strategy. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels have proposed significant modifications to existing laws and regulations, including the potential repeal or replacement of the ACA and the reduction or elimination of federal subsidies made available through the ACA for certain public exchange Individual products.
During 2017, we notified various state regulators of our decision to significantly reduce our participation in the Individual ACA-compliant marketplaces within their respective states. The uncertainty around, and subsequent termination of, the federal funding of the cost-sharing reduction subsidy available through the ACA was an important factor as we evaluated the appropriate level of our marketplace participation. Our strategy has been, and will continue to be, participation in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 56 of the 143 rating regions in which we operate.
The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee occurs in the third quarter each year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased general and administrative and tax expenses associated with the HIP Fee. The HIP Fee was suspended for 2017 and 2019. The total amount due from allocations to health insurers is $14,300.0 for 2018. For the three and six months ended June 30, 2018, we estimated our portion of the HIP Fee to be $398.1 and $795.0, respectively, which was recognized as general and administrative expense. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017.
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
Executive Summary
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.5 medical members through our affiliated health plans as of June 30, 2018. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 25 states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain, a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or earnings per share, or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Operating revenue for the three months ended June 30, 2018 was $22,714.8, an increase of $516.8, or 2.3%, from the three months ended June 30, 2017. Operating revenue for the six months ended June 30, 2018 was $45,057.1, an increase of $539.6, or 1.2%, from the six months ended June 30, 2017. The increase in operating revenue for the three and six months ended June 30, 2018 compared to 2017 was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, higher administrative fees and other revenue in our Commercial & Specialty Business segment. These increases were partially offset by a decrease in premium revenue in our Commercial & Specialty Business segment.
Net income for the three months ended June 30, 2018 was $1,053.4, an increase of $198.1, or 23.2%, from the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $2,365.9, an increase of $500.7, or 26.8%, from the six months ended June 30, 2017. The increase in net income for the three and six months ended June 30, 2018 compared to 2017 was due to higher operating results in both our Government Business and Commercial & Specialty Business segments.
Our fully-diluted EPS was $3.98 for the three months ended June 30, 2018, which represented a 25.9% increase from EPS of $3.16 for the three months ended June 30, 2017. Our fully-diluted EPS was $8.97 for the six months ended June 30, 2018, which represented a 30.2% increase from fully-diluted EPS of $6.89 for the six months ended June 30, 2017. The increase in fully-diluted EPS for the three and six months ended June 30, 2018 compared to 2017 resulted from the increase in net income and, to a lesser extent, the lower number of shares outstanding in 2018.
Operating cash flow for the six months ended June 30, 2018 and 2017 was $2,757.1 and $3,081.3, respectively. The decrease in operating cash flow from 2017 of $324.2 was primarily attributable to increased spend to support growth initiatives; the impact of membership declines due to our reduced participation in ACA-compliant marketplaces in various states and declines in our fully-insured Local Group and Medicaid businesses; and higher incentive-based compensation payments. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends and the impact of HIP Fee for 2018.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2018 and 2017. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands)	2018	2017	Change	% Change
Medical Membership
Customer Type
Local Group	15,612	15,705	(93)	(0.6)%
Individual	712	1,779	(1,067)	(60.0)%
National:
National Accounts	7,833	7,760	73	0.9%
BlueCard®	5,653	5,561	92	1.7%
Total National	13,486	13,321	165	1.2%
Medicare	1,738	1,484	254	17.1%
Medicaid	6,391	6,529	(138)	(2.1)%
FEP®	1,560	1,569	(9)	(0.6)%
Total Medical Membership by Customer Type	39,499	40,387	(888)	(2.2)%
Funding Arrangement
Self-Funded	25,273	24,938	335	1.3%
Fully-Insured	14,226	15,449	(1,223)	(7.9)%
Total Medical Membership by Funding Arrangement	39,499	40,387	(888)	(2.2)%
Reportable Segment
Commercial & Specialty Business	29,810	30,805	(995)	(3.2)%
Government Business	9,689	9,582	107	1.1%
Total Medical Membership by Reportable Segment	39,499	40,387	(888)	(2.2)%
Other Membership & Customers
Life and Disability Members	4,673	4,705	(32)	(0.7)%
Dental Members	5,788	5,818	(30)	(0.5)%
Dental Administration Members	5,384	5,335	49	0.9%
Vision Members	6,760	6,791	(31)	(0.5)%
Medicare Advantage Part D Members	933	679	254	37.4%
Medicare Part D Standalone Members	312	322	(10)	(3.1)%
Medical Membership (in thousands)
For the twelve months ended June 30, 2018, total medical membership decreased 888, or 2.2%, primarily due to decreases in our Individual and Medicaid membership, partially offset by increases in our Medicare membership.
Self-funded medical membership increased 335, or 1.3%, primarily due to new sales, in-group changes and growth in our existing Large Group and National Accounts.
Fully-insured membership decreased 1,223, or 7.9%, primarily due to our reduced participation in ACA-compliant marketplaces in various states.
Local Group membership decreased 93, or 0.6%, primarily as a result of competitive pressures in fully-insured membership, partially offset by new sales and growth in our existing self-funded business.

Individual membership decreased 1,067, or 60.0%, primarily due to our reduced participation in ACA-compliant marketplaces in various states.
National Accounts membership increased 73, or 0.9%, primarily due to new sales and growth from existing contracts exceeding lapses.
BlueCard® membership increased 92, or 1.7%, primarily due to higher membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership increased 254, or 17.1%, primarily due to membership acquired through the acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets.
Medicaid membership decreased 138, or 2.1%, primarily due to certain state market contractions, new market participants and membership reverification processes, partially offset by new business expansions.
FEP® membership decreased 9, or 0.6%, primarily due to reduced federal hiring to replace retirees.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Life and disability membership decreased 32, or 0.7%, primarily due to higher lapses in our fully-insured Local Group business.
Dental membership decreased 30, or 0.5%, primarily due to our reduced participation in Individual ACA-compliant marketplaces in various states, partially offset by increased penetration in our Large Group business.
Dental administration membership increased 49, or 0.9%, primarily due to membership expansion under current contracts, partially offset by the loss of a large managed dental contract.
Vision membership decreased 31, or 0.5%, primarily due to our reduced participation in ACA-compliant marketplaces in various states, partially offset by growth in our Medicare and Large Group business.
Medicare Advantage Part D membership increased 254, or 37.4%, primarily due to membership acquired through the acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets.
Medicare Part D standalone membership decreased 10, or 3.1%, primarily due to select strategic actions in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2018 for our Local Group fully-insured business only.
Our underlying Local Group medical cost trend in 2018 reflects the “allowed amount,” or contractual rate, paid to providers. We believe that a 2018 cost of care trend estimate in the range of 5.5% to 6.5% is appropriate.
Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, site of service redirection, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trend that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud.

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2018 vs. 2017		2018 vs. 2017
	2018	2017	2018	2017	$	%	$	%
Total operating revenue	$22,714.8	$22,198.0	$45,057.1	$44,517.5	$516.8	2.3%	$539.6	1.2%
Net investment income	229.3	200.2	458.5	407.4	29.1	14.5%	51.1	12.5%
Net realized gains (losses) on financial instruments	4.0	16.2	(22.1)	23.5	(12.2)	(75.3)%	(45.6)	(194.0)%
Other-than-temporary impairment losses on investments	(4.4)	(7.2)	(12.3)	(15.3)	2.8	(38.9)%	3.0	(19.6)%
Total revenues	22,943.7	22,407.2	45,481.2	44,933.1	536.5	2.4%	548.1	1.2%
Benefit expense	17,727.8	17,917.2	34,773.7	35,460.0	(189.4)	(1.1)%	(686.3)	(1.9)%
Selling, general and administrative expense	3,428.0	3,053.8	6,856.5	6,245.1	374.2	12.3%	611.4	9.8%
Other expense[1]	284.4	230.5	567.2	507.3	53.9	23.4%	59.9	11.8%
Total expenses	21,440.2	21,201.5	42,197.4	42,212.4	238.7	1.1%	(15.0)	—%
Income before income tax expense	1,503.5	1,205.7	3,283.8	2,720.7	297.8	24.7%	563.1	20.7%
Income tax expense	450.1	350.4	917.9	855.5	99.7	28.5%	62.4	7.3%
Net income	$1,053.4	$855.3	$2,365.9	$1,865.2	$198.1	23.2%	$500.7	26.8%

Average diluted shares outstanding	264.5	270.8	263.7	270.6	(6.3)	(2.3)%	(6.9)	(2.5)%
Diluted net income per share	$3.98	$3.16	$8.97	$6.89	$0.82	25.9%	$2.08	30.2%
Benefit expense ratio[2]	83.4%	86.1%	82.5%	84.9%		(270)bp3		(240)bp3
Selling, general and administrative expense ratio[4]	15.1%	13.8%	15.2%	14.0%		130bp3		120bp3
Income before income tax expense as a percentage of total revenues	6.6%	5.4%	7.2%	6.1%		120bp3		110bp3
Net income as a percentage of total revenues	4.6%	3.8%	5.2%	4.2%		80bp3		100bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and (gain) loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2018 and 2017 were $21,248.4 and $20,813.1, respectively. Premiums for the six months ended June 30, 2018 and 2017 were $42,151.2 and $41,764.4, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Total operating revenue increased $516.8, or 2.3%, to $22,714.8 in 2018, primarily due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, as well as membership growth in our Medicare business as a result of our acquisitions of America's 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to new Medicaid business expansions, including in specialized service populations and an increase in administrative fees and other revenue in our Commercial & Specialty Business segment. The increase in administrative fees and other revenue was primarily due to membership growth and rate increases for self-funded members in our Local Group and National Accounts businesses. These increases were partially offset by a premium revenue decrease in our

Commercial & Specialty Business segment resulting from our reduced participation in ACA-compliant marketplaces in various states and membership decline in our fully-insured Local Group business. Membership decline in our Medicaid business also contributed to the change.
Net investment income increased $29.1, or 14.5%, to $229.3 in 2018, primarily due to higher investment yields on fixed maturity securities.
Net realized gains on financial instruments decreased $12.2, or 75.3% to $4.0 in 2018. The decrease was due to an increase in net realized losses on sales of fixed maturity securities and the recognition of changes in the fair values of equity securities from the adoption of Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. For additional information related to the adoption of ASU 2016-01, see Note 2, “Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. These decreases were partially offset by increases in net realized gains on derivative financial instruments and net realized gains on sales of equity securities.
Benefit expense decreased $189.4, or 1.1%, to $17,727.8 in 2018, due to our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our fully-insured Local Group and Medicaid businesses. These decreases were partially offset by increased expenses related to membership growth in our Medicare business primarily as a result of our America’s 1st Choice and HealthSun acquisitions and organic growth in existing markets. The decreases were further offset by higher medical costs in our Medicaid business.
Our benefit expense ratio decreased 270 basis points to 83.4% in 2018. The decrease in the ratio was largely driven by the impact of the HIP Fee reinstatement for 2018 and improved medical cost performance across our business segments.
Selling, general and administrative expense increased $374.2, or 12.3%, to $3,428.0 in 2018. Our selling, general and administrative expense ratio increased 130 basis points to 15.1% in 2018. The increase in expense and the ratio was primarily due to the reinstatement of the HIP Fee for 2018 and a net increase in spend to support our growth initiatives. These increases were partially offset by the accrual recognized during the three months ended June 30, 2017 related to the settlement of class action lawsuits that stemmed from the 2015 cyber attack. For additional information regarding the cyber attack and related settlement, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cyber Attack Regulatory Proceeding and Litigation,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Other expense increased $53.9, or 23.4%, to $284.4 in 2018, primarily as a result of increased amortization of intangible assets acquired with the HealthSun and America’s 1st Choice acquisitions.
Income tax expense increased $99.7, or 28.5%, to $450.1 in 2018. The effective tax rates in 2018 and 2017 were 29.9% and 29.1%, respectively. The increase in income tax expense and effective tax rate was primarily due to the reinstatement of the HIP Fee for 2018, which resulted in additional income tax expense of $83.6. The increase in income tax expense and effective tax rate was further impacted by the tax benefits we recognized in 2017, for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. The increase in income tax expense and effective tax rate was partially offset by the effect of the tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act, enacted by the federal government on December 22, 2017. The Tax Cuts and Jobs Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
Our net income as a percentage of total revenue increased 80 basis points to 4.6% in 2018 as compared to 2017 as a result of all factors discussed above.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Total operating revenue increased $539.6, or 1.2%, to $45,057.1 in 2018, primarily due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, as well as membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to new Medicaid business expansions, including in specialized service populations and an increase in administrative fee and other revenue in our Commercial & Specialty Business segment. The increase in administrative fees and other revenue was primarily due to membership growth and rate increases for self-funded members in our Local Group and National Accounts businesses. These increases were partially offset by a premium revenue decrease in our Commercial & Specialty Business segment resulting from our reduced participation in ACA-compliant marketplaces in various states and membership decline in our fully-insured Local Group business. Membership decline in our Medicaid business also contributed to the change.
Net investment income increased $51.1, or 12.5%, to $458.5, primarily due to higher investment yields on fixed maturity securities.
Net realized (losses) gains on financial instruments decreased $45.6, or 194.0%. For the six months ended June 30, 2018 and 2017, we recognized net realized losses of $22.1 and net realized gains of $23.5, respectively. The change was due to the recognition of changes in the fair values of equity securities from the adoption of ASU 2016-01 and an increase in net realized losses on sales of fixed maturity securities, partially offset by increases in net realized gains on sales of equity securities, on derivative financial instruments, and on sales of alternative investments.
Benefit expense decreased $686.3, or 1.9%, to $34,773.7 in 2018, due to our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our fully-insured Local Group and Medicaid businesses. These decreases were partially offset by increased expenses related to membership growth in our Medicare business primarily as a result of our America’s 1st Choice and HealthSun acquisitions and organic growth in existing markets. The decreases were further offset by higher medical costs in our Medicaid business.
Our benefit expense ratio decreased 240 basis points to 82.5% in 2018. The decrease in the ratio was largely driven by the impact of the HIP Fee reinstatement for 2018 and improved medical cost performance across our business segments.
Selling, general and administrative expense increased $611.4, or 9.8% to $6,856.5 in 2018. Our selling, general and administrative expense ratio increased 120 basis points to 15.2% in 2018. The increase in expense and the ratio was primarily due to the reinstatement of the HIP Fee for 2018 and a net increase in spend to support our growth initiatives. These increases were partially offset by the recognition of a guaranty fund assessment during the three months ended March 31, 2017 related to the liquidation order of Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty. For additional information regarding the Penn Treaty liquidation, see Note 13, “Commitments and Contingencies - Other Contingencies,” in our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. The increases were further offset by the settlement accrual for the litigation related to the 2015 cyber attack recognized during the six months ended June 30, 2017.
Other expense increased $59.9, or 11.8%, to $567.2 in 2018, primarily as a result of increased amortization of intangible assets acquired with the HealthSun and America’s 1st Choice acquisitions and losses recognized on the extinguishment of our remarketable subordinated notes, as discussed below in “Liquidity and Capital Resources - Debt,” partially offset by lower interest expense. In January 2017, to reduce and extend the availability of commitments to partially fund the now terminated Merger Agreement with Cigna, we paid $97.5 in fees which were amortized to interest expense through April 30, 2017.
Income tax expense increased $62.4, or 7.3%, to $917.9 in 2018, primarily due to the reinstatement of the HIP Fee for 2018, which resulted in additional income tax expense of $166.9. The increase in income tax expense was further due to the impact of our recognition of tax benefits in 2017 for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna. The increase in income tax expense was partially offset by the effect of the Tax Cuts and Jobs Act.
The effective tax rates in 2018 and 2017 were 28.0% and 31.4%, respectively. The decrease in the effective tax rate was primarily due to the lower U.S. federal corporate income tax rate, as reduced by the Tax Cuts and Jobs Act, partially offset by the reinstatement of the HIP Fee for 2018.
Our net income as a percentage of total revenue increased 100 basis points to 5.2% in 2018 as compared to 2017 as a result of all factors discussed above.

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
The discussion of segment results for the three and six months ended June 30, 2018 and 2017 presented below is based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 15, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Our Commercial & Specialty Business, Government Business and Other segments’ summarized results of operations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30			Six Months Ended June 30
					2018 vs. 2017			2018 vs. 2017
	2018	2017	2018	2017	$	%		$	%
Commercial & Specialty Business
Operating revenue	$9,162.9	$10,308.8	$18,229.3	$20,598.4	$(1,145.9)	(11.1)%		$(2,369.1)	(11.5)%
Operating gain	$1,052.8	$967.9	$2,461.2	$2,270.3	$84.9	8.8%		$190.9	8.4%
Operating margin	11.5%	9.4%	13.5%	11.0%		210	bp		250	bp

Government Business
Operating revenue	$13,543.0	$11,883.4	$26,805.4	$23,909.1	$1,659.6	14.0%		$2,896.3	12.1%
Operating gain	$537.4	$293.3	$1,028.3	$611.9	$244.1	83.2%		$416.4	68.1%
Operating margin	4.0%	2.5%	3.8%	2.6%		150	bp		120	bp

Other
Operating revenue[1]	$8.9	$5.8	$22.4	$10.0	$3.1	53.4%		$12.4	124.0%
Operating loss[2]	$(31.2)	$(34.2)	$(62.6)	$(69.8)	$3.0	(8.8)%		$7.2	(10.3)%

1	Fluctuations not material.

2	Fluctuations are primarily a result of changes in unallocated corporate expenses.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Commercial & Specialty Business
Operating revenue decreased $1,145.9, or 11.1%, to $9,162.9 in 2018, primarily due to a decrease in our Individual business membership resulting from our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our Local Group fully-insured products. The decrease was partially offset by premium rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018.
Operating gain increased $84.9, or 8.8%, to $1,052.8 in 2018, due to improved medical cost performance and the impact of the settlement accrual in 2017 for the litigation related to the 2015 cyber attack. These increases were partially offset by the impact of our reduced participation in ACA-compliant marketplaces in various states and the increase in spend to support our growth initiatives.
The operating margin in 2018 was 11.5%, a 210 basis point increase over 2017, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,659.6, or 14.0%, to $13,543.0 in 2018, due, in part, to membership growth in our Medicare business as result of our acquisitions of America’s 1st Choice and HealthSun, and organic growth in existing markets. The increase was further due to new Medicaid business expansions, including in specialized service populations, and premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018.
Operating gain increased $244.1, or 83.2%, to $537.4 in 2018, primarily due to the membership growth in our Medicare business discussed above. The increase was further due to retroactive premium adjustments recognized in various Medicaid markets and the impact of the HIP Fee reinstatement.
The operating margin in 2018 was 4.0%, a 150 basis point increase over 2017, primarily due to the factors discussed in the preceding two paragraphs.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Commercial & Specialty Business
Operating revenue decreased $2,369.1, or 11.5%, to $18,229.3 in 2018, primarily due to a decrease in our Individual business membership resulting from our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our Local Group fully-insured products. The decrease was partially offset by premium rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018.
Operating gain increased $190.9, or 8.4%, to $2,461.2 in 2018, primarily due to improved medical cost performance and the impact of the recognition of the Penn Treaty guaranty fund assessment and the settlement accrual for the litigation related to the 2015 cyber attack during the six months ended June 30, 2017. These increases were partially offset by the impact of our reduced participation in ACA-compliant marketplaces in various states and the increase in spend to support our growth initiatives.
The operating margin in 2018 was 13.5%, a 250 basis point increase over 2017, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $2,896.3, or 12.1%, to $26,805.4 in 2018, due, in part, to membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun, and organic growth in existing markets. The increase was further due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, and new Medicaid business expansions, including in specialized service populations. These increases were partially offset by membership declines in our Medicaid business resulting from certain state market contractions, new market participants and membership reverification processes.
Operating gain increased $416.4, or 68.1%, to $1,028.3 in 2018, primarily due to the membership growth in our Medicare business, discussed above. The increase was further due to the impact of the HIP Fee reinstatement and retroactive premium adjustments recognized in various Medicaid markets.
The operating margin in 2018 was 3.8%, a 120 basis point increase over 2017, primarily due to the factors discussed in the preceding two paragraphs.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2017 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2017, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2018, with the exception of the recognition of changes in fair value of non-consolidated equity investments that is disclosed in the “Investments” section below and in Note 2, “Basis of Presentation and Significant Accounting Policies,” of the notes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, no other critical accounting policies and estimates have changed from those described in our 2017 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2018, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2017 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2018 and 2017, see Note 9, “Medical Claims Payable,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2018 and 2017, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2018	2017
Assumed trend factors	$474.3	$585.5
Assumed completion factors	330.2	365.5
Total	$804.5	$951.0
The favorable development recognized in the six months ended June 30, 2018 and 2017 resulted primarily from trend factors in late 2017 and late 2016, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2017 and 2016 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 81.0% and 80.0% for the six months ended June 30, 2018 and 2017, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the six months ended 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six months ended June 30, 2018, this metric was 11.4%, largely driven by favorable trend factor development at the end of 2017. For the six months ended June 30, 2017, this metric was 14.9%, largely driven by favorable trend factor development at the end of 2016.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2018, this metric was 1.1%, which was calculated using the redundancy of $804.5. For the six months ended June 30, 2017, the comparable metric was 1.5%, which was calculated using the redundancy of $951.0. We believe these metrics demonstrate a generally consistent level of reserve conservatism.
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
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2018, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Capital
Our cash receipts result primarily from premiums, administrative fees and other revenues, investment income, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the issuance of common stock, including through our employee stock plans. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2018, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and Note 12, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
The table below indicates the change in cash and cash equivalents for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
	2018	2017
Cash flows provided by (used in):
Operating activities	$2,757.1	$3,081.3
Investing activities	(1,344.2)	(2,268.8)
Financing activities	(339.4)	(329.5)
Effect of foreign exchange rates on cash and cash equivalents	(0.4)	2.9
Change in cash and cash equivalents	$1,073.1	$485.9
During the six months ended June 30, 2018, net cash provided by operating activities was $2,757.1, compared to $3,081.3 for the six months ended June 30, 2017, a decrease of $324.2. This decrease was primarily attributable to increased spend to support growth initiatives; the impact of membership declines due to our reduced participation in ACA-compliant marketplaces in various states and declines in our fully-insured Local Group and Medicaid businesses; and higher incentive-based compensation payments. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends and the impact of HIP Fee for 2018.
Net cash used in investing activities was $1,344.2 during the six months ended June 30, 2018, compared to $2,268.8 during the six months ended June 30, 2017. The decrease in cash used in investing activities of $924.6 was primarily due to an increase in net proceeds from sales of investments. This decrease was partially offset by cash paid for acquisitions in 2018, and an increase in purchases of property and equipment.
Net cash used in financing activities was $339.4 during the six months ended June 30, 2018, compared to $329.5 during the six months ended June 30, 2017. The increase in cash used in financing activities of $9.9 primarily resulted from an increase in net repayments of commercial paper borrowings, partially offset by the proceeds received from the issuance of our common stock under the Equity Units stock purchase contracts in May 2018 and an increase in net proceeds from long- and short-term borrowings.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $24,719.3 at June 30, 2018. Since December 31, 2017, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $459.7, primarily due to cash used for acquisitions, repurchases of our common stock, net repayments of commercial paper borrowings, purchases of property and equipment and cash dividends paid to shareholders, partially offset by the proceeds received from the issuance of our common stock under the Equity Units stock purchase contracts and cash generated from operations.
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
At June 30, 2018, we held $2,229.1 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

Debt
On March 2, 2018 we remarketed our 1.900% subordinated notes due 2028, or RSNs, and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of 25.0 Equity Units we issued on May 12, 2015. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250.0 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4.4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $18.2. At the remarketing, we also issued $850.0 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable on March 1 and September 1 of each year, commencing on September 1, 2018. We may redeem the 2048 Notes in whole at any time, or in part from time to time, and on or after May 1, 2020, we may redeem the 2028 Notes in whole at any time, or in part from time to time, at the applicable redemption prices. The 2028 Notes and the 2048 Notes are unsecured and unsubordinated obligations.
On July 16, 2018, we repaid, at maturity, the $650.0 outstanding balance of our 2.300% senior unsecured notes. On January 15, 2018, we repaid, at maturity, the $625.0 outstanding balance of our 1.875% senior unsecured notes.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as the sum of short-term borrowings; plus current portion of long-term debt; plus long-term debt, less current portion; divided by the sum of short-term borrowings; plus current portion of long-term debt; plus long-term debt, less current portion; plus total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.2% and 42.9% as of June 30, 2018 and December 31, 2017, respectively.

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
For additional information regarding our sources and uses of capital at June 30, 2018, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 12, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2017 Annual Report on Form 10-K other than a decrease in borrowings of commercial paper, the repayment of long-term senior unsecured notes upon maturity in January and July 2018, the remarketing of the RSNs, the issuance of the 2028 Notes and the 2048 Notes, and the issuance of our common stock under the Equity Units stock purchase contracts. For additional information regarding our estimated contractual obligations and commitments, see Note 5, “Derivative Financial Instruments;” Note 10, “Debt;” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
We carried out an evaluation as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2018, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2018 to April 30, 2018	764,065	$225.61	760,600	$6,611.8
May 1, 2018 to May 31, 2018	502,883	230.89	501,653	6,496.0
June 1, 2018 to June 30, 2018	484,865	234.98	479,800	6,383.2
	1,751,813		1,742,053

1
Total number of shares purchased includes 9,760 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2018, we repurchased 1,742,053 shares at a cost of $400.2 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director's most recent authorized increase to the program was $5,000.0 on December 7, 2017. Between July 1, 2018 and July 12, 2018, we repurchased 198,800 shares at a cost of $47.9, bringing our current availability to $6,335.3 at July 12, 2018. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 16, 2018, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2018.

3.2		Bylaws of the Company, as amended effective May 16, 2018, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 16, 2018.

4.8
Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(h) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement commencing July 2018.

	*	(i) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement commencing July 2018.

	*	(j) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement commencing July 2018.

10.9	*	(d) Form of Employment Agreement between the Company and Felicia F. Norwood.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: July 25, 2018	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 25, 2018	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)