Form 10-Q
period 2018-09-30
Anthem, Inc.
filed 2018-10-31
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 18, 2018
Common Stock, $0.01 par value	258,642,095 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,260	$3,609
Fixed maturity securities, current (amortized cost of $17,504 and $17,055)	17,390	17,377
Equity securities, current	2,272	3,599
Other invested assets, current	21	17
Accrued investment income	163	163
Premium receivables	4,312	3,605
Self-funded receivables	2,631	2,580
Other receivables	2,374	2,267
Income taxes receivable	69	342
Securities lending collateral	741	455
Other current assets	2,875	2,249
Total current assets	37,108	36,263
Long-term investments:
Fixed maturity securities (amortized cost of $501 and $555)	496	561
Equity securities	34	33
Other invested assets	3,572	3,344
Property and equipment, net	2,592	2,175
Goodwill	20,468	19,231
Other intangible assets	9,101	8,368
Other noncurrent assets	1,074	565
Total assets	$74,445	$70,540

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,658	$7,992
Reserves for future policy benefits	71	70
Other policyholder liabilities	2,929	2,950
Total policy liabilities	10,658	11,012
Unearned income	896	860
Accounts payable and accrued expenses	6,286	5,024
Security trades pending payable	168	113
Securities lending payable	741	454
Short-term borrowings	1,270	1,275
Current portion of long-term debt	849	1,275
Other current liabilities	3,306	3,343
Total current liabilities	24,174	23,356
Long-term debt, less current portion	17,300	17,382
Reserves for future policy benefits, noncurrent	669	647
Deferred tax liabilities, net	2,063	1,727
Other noncurrent liabilities	1,145	925
Total liabilities	45,351	44,037

Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 258,931,814 and 256,084,913	3	3
Additional paid-in capital	9,720	8,547
Retained earnings	20,182	18,054
Accumulated other comprehensive loss	(811)	(101)
Total shareholders’ equity	29,094	26,503
Total liabilities and shareholders’ equity	$74,445	$70,540
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Premiums	$21,451	$20,797	$63,602	$62,561
Administrative fees and other revenue	1,529	1,300	4,435	4,053
Total operating revenue	22,980	22,097	68,037	66,614
Net investment income	250	220	708	628
Net realized gains on financial instruments	27	115	5	138
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(8)	(6)	(20)	(23)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	2	—	2	2
Other-than-temporary impairment losses recognized in income	(6)	(6)	(18)	(21)
Total revenues	23,251	22,426	68,732	67,359
Expenses
Benefit expense	18,185	18,104	52,959	53,564
Selling, general and administrative expense:
Selling expense	330	348	972	1,042
General and administrative expense	3,216	2,663	9,430	8,214
Total selling, general and administrative expense	3,546	3,011	10,402	9,256
Interest expense	188	150	564	575
Amortization of other intangible assets	91	42	265	124
(Gain) loss on extinguishment of debt	(1)	—	17	—
Total expenses	22,009	21,307	64,207	63,519
Income before income tax expense	1,242	1,119	4,525	3,840
Income tax expense	282	372	1,200	1,228
Net income	$960	$747	$3,325	$2,612
Net income per share
Basic	$3.70	$2.87	$12.89	$9.92
Diluted	$3.62	$2.80	$12.58	$9.70
Dividends per share	$0.75	$0.70	$2.25	$2.00

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2018	2017	2018	2017
Net income	$960	$747	$3,325	$2,612
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(36)	9	(353)	190
Change in non-credit component of other-than-temporary impairment losses on investments	(2)	—	(2)	4
Change in net unrealized losses on cash flow hedges	2	(5)	34	(68)
Change in net periodic pension and postretirement costs	7	5	22	13
Foreign currency translation adjustments	—	—	—	3
Other comprehensive (loss) income	(29)	9	(299)	142
Total comprehensive income	$931	$756	$3,026	$2,754

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2018	2017
Operating activities
Net income	$3,325	$2,612
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on financial instruments	(5)	(138)
Other-than-temporary impairment losses recognized in income	18	21
Loss on extinguishment of debt	17	—
Loss on disposal of assets	2	3
Deferred income taxes	141	(238)
Amortization, net of accretion	752	581
Depreciation expense	92	82
Share-based compensation	135	131
Changes in operating assets and liabilities:
Receivables, net	(823)	612
Other invested assets	(17)	(26)
Other assets	(734)	(517)
Policy liabilities	(556)	275
Unearned income	(42)	970
Accounts payable and accrued expenses	756	563
Other liabilities	190	251
Income taxes	273	356
Other, net	(160)	(52)
Net cash provided by operating activities	3,364	5,486
Investing activities
Purchases of fixed maturity securities	(6,790)	(10,271)
Proceeds from fixed maturity securities:
Sales	4,971	7,668
Maturities, calls and redemptions	1,442	1,388
Purchases of equity securities	(812)	(481)
Proceeds from sales of equity securities	2,119	621
Purchases of other invested assets	(324)	(253)
Proceeds from sales of other invested assets	251	164
Change in collateral and settlements of non-hedging derivatives	—	65
Changes in securities lending collateral	(286)	172
Purchases of subsidiaries, net of cash acquired	(1,732)	(34)
Purchases of property and equipment	(888)	(516)
Proceeds from sales of property and equipment	—	3
Other, net	17	12
Net cash used in investing activities	(2,032)	(1,462)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(54)	687
Proceeds from long-term borrowings	835	—
Repayments of long-term borrowings	(1,393)	(930)
Proceeds from short-term borrowings	5,300	3,850
Repayments of short-term borrowings	(5,305)	(3,110)
Changes in securities lending payable	287	(173)
Changes in bank overdrafts	97	(127)
Proceeds from sale of put options	—	1
Proceeds from issuance of common stock under Equity Units stock purchase contracts	1,250	—
Repurchase and retirement of common stock	(1,192)	(1,635)
Change in collateral and settlements of debt-related derivatives	22	(176)
Cash dividends	(583)	(525)
Proceeds from issuance of common stock under employee stock plans	133	178
Taxes paid through withholding of common stock under employee stock plans	(77)	(46)
Net cash used in financing activities	(680)	(2,006)
Effect of foreign exchange rates on cash and cash equivalents	(1)	4
Change in cash and cash equivalents	651	2,022
Cash and cash equivalents at beginning of period	3,609	4,075
Cash and cash equivalents at end of period	$4,260	$6,097
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2017 (audited)	256.1	$3	$8,547	$18,054	$(101)	$26,503
Adoption of Accounting Standards Update No. 2016-01 (Note 2)	—	—	—	320	(320)	—
January 1, 2018	256.1	3	8,547	18,374	(421)	26,503
Net income	—	—	—	3,325	—	3,325
Other comprehensive loss	—	—	—	—	(299)	(299)
Issuance of common stock under Equity Units stock purchase contracts	6.0	—	1,250	—	—	1,250
Repurchase and retirement of common stock	(5.0)	—	(174)	(1,018)	—	(1,192)
Dividends and dividend equivalents	—	—	—	(590)	—	(590)
Issuance of common stock under employee stock plans, net of related tax benefits	1.8	—	192	—	—	192
Convertible debenture repurchases and conversions	—	—	(95)	—	—	(95)
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	91	(91)	—
September 30, 2018	258.9	$3	$9,720	$20,182	$(811)	$29,094

January 1, 2017	263.7	$3	$8,805	$16,560	$(268)	$25,100
Net income	—	—	—	2,612	—	2,612
Other comprehensive income	—	—	—	—	142	142
Premiums for and settlement of equity options	—	—	1	—	—	1
Repurchase and retirement of common stock	(8.7)	—	(296)	(1,339)	—	(1,635)
Dividends and dividend equivalents	—	—	—	(527)	—	(527)
Issuance of common stock under employee stock plans, net of related tax benefits	2.4	—	256	—	—	256
Convertible debenture repurchases and conversions	—	—	(1)	—	—	(1)
September 30, 2017	257.4	$3	$8,765	$17,306	$(126)	$25,948

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2018
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.5 medical members through our affiliated health plans as of September 30, 2018. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; health maintenance organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program®.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2017 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation or adjusted to conform to the current year rounding convention. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 have been recorded. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Cash and Cash Equivalents: Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income. Additionally, we control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $243 and $182 at September 30, 2018 and December 31, 2017, respectively and are included in the cash and cash equivalents line on our consolidated balance sheets.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the minimum medical loss ratio rebates or contractual or government-mandated premium stabilization programs. Administrative fees and other revenue includes revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. Under our self-funded arrangements, revenue is recognized as administrative services are performed, and benefit payments under these programs are excluded from benefit expense. For additional information about our revenues, see Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. In addition, see Note 15, “Segment Information,” herein for the disaggregation of revenues by segments and products.
Premium and self-funded receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $312 and $302 at September 30, 2018 and December 31, 2017, respectively. Self-funded receivables are reported net of an allowance for doubtful accounts of $40 and $153 at September 30, 2018 and December 31, 2017, respectively.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2018. For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In February 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. On December 22, 2017, the federal government enacted a tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. Current FASB guidance requires adjustments of deferred taxes due to a change in the federal corporate income tax rate to be included in income from operations. As a result, the tax effects of items within accumulated other comprehensive loss did not reflect the appropriate tax rate. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the change in the federal corporate income tax rate. We adopted the amendments in ASU 2018-02 for our interim and annual reporting periods beginning on January 1, 2018 and reclassified $91 of stranded tax effects from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet. The adoption of ASU 2018-02 did not have any impact on our results of operations or cash flows.
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
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, which are recorded on the Premiums line item on our consolidated statements of income and will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and other revenue line item on our consolidated statements of income and represents approximately 6% of our consolidated total operating revenue. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, results of operations, cash flows or consolidated financial position.
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
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. We adopted ASU 2016-01 on January 1, 2018 as a cumulative-effect adjustment and reclassified $320 of unrealized gains on equity investments, net of tax, from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet. Effective January 1, 2018, our results of operations include the changes in fair value of these financial instruments.

Recent Accounting Guidance Not Yet Adopted: In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15. The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows. ASU 2018-15 is effective for our interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently evaluating the effects the adoption of ASU 2018-15 will have on our consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation—Retirement Benefits - Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, or ASU 2018-14. The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are effective for our annual reporting periods beginning after December 15, 2020, with early adoption permitted. The guidance is to be applied on a retrospective basis to all periods presented. We are currently evaluating the effects the adoption of ASU 2018-14 will have on our disclosures.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for our interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. We are currently evaluating the effects the adoption of ASU 2018-13 will have on our disclosures.
In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, or ASU 2018-12. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments in ASU 2018-12 will be effective for our interim and annual reporting periods beginning after December 15, 2020. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We are currently evaluating the effects the adoption of ASU 2018-12 will have on our consolidated financial position, results of operations, cash flows, and related disclosures.

In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, and Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-11 provide for an additional and optional transition method that allows an entity to initially apply ASC Topic 842 at the adoption date and recognize a cumulative effect adjustment to its opening balance of retained earnings in the period of adoption and continue its reporting for the comparative periods presented in accordance with the current lease guidance, ASC Topic 840. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance, ASC Topic 606 and if certain conditions are met. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02, and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. As noted above, ASU 2018-11 provides for an additional and optional transition method. We plan to apply the optional transition method at the adoption date and are currently evaluating the effects the adoption of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.
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
Acquisition of America’s 1st Choice
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. At the time of acquisition, through its Medicare Advantage plans, America’s 1st Choice served approximately one hundred and thirty-five thousand members in twenty-five Florida and three South Carolina counties. This acquisition aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of America's 1st Choice's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,021 at September 30, 2018, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of America's 1st Choice primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and Special Needs populations. As of September 30, 2018, the initial accounting for the acquisition has not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. During the nine months ended September 30, 2018, we increased preliminary goodwill by $31.

The preliminary fair value of the net assets acquired from America's 1st Choice includes $711 of other intangible assets, which primarily consist of finite-lived customer relationships and provider networks with amortization periods ranging from 3 to 20 years. The results of operations of America's 1st Choice are included in our consolidated financial statements within our Government Business segment for the period following February 15, 2018. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Acquisition of HealthSun
On December 21, 2017, we completed our acquisition of HealthSun Health Plans, Inc., or HealthSun, which at the time of acquisition served approximately forty thousand members in the state of Florida through its Medicare Advantage plans, and which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of HealthSun's assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,605 at September 30, 2018, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of HealthSun primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and dual-eligible enrollees. As of September 30, 2018, the initial accounting for the acquisition has not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. During the nine months ended September 30, 2018, we reduced preliminary goodwill by $38 primarily due to adjustments made to acquired intangible assets, partially offset by the establishment of certain deferred tax liabilities.
The preliminary fair value of the net assets acquired from HealthSun includes $637 of other intangible assets, which primarily consist of finite-lived customer relationships with amortization periods ranging from 4 to 20 years. The results of operations of HealthSun are included in our consolidated financial statements within our Government Business segment for the period following December 21, 2017. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4.	Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for other-than-temporary declines based on qualitative and quantitative factors. There were no individually significant other-than-temporary impairment losses on investments during the three and nine months ended September 30, 2018 and 2017. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2018 and December 31, 2017 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2018
Fixed maturity securities:
United States Government securities	$634	$1	$(4)	$(6)	$625	$—
Government sponsored securities	103	—	(1)	(1)	101	—
States, municipalities and political subdivisions, tax-exempt	4,944	66	(31)	(15)	4,964	—
Corporate securities	8,340	62	(98)	(48)	8,256	(2)
Residential mortgage-backed securities	2,742	26	(23)	(52)	2,693	—
Commercial mortgage-backed securities	68	—	—	(2)	66	—
Other securities	1,174	15	(3)	(5)	1,181	—
Total fixed maturity securities	$18,005	$170	$(160)	$(129)	$17,886	$(2)
December 31, 2017
Fixed maturity securities:
United States Government securities	$649	$2	$(5)	$(1)	$645	$—
Government sponsored securities	90	—	—	—	90	—
States, municipalities and political subdivisions, tax-exempt	5,854	193	(5)	(7)	6,035	—
Corporate securities	7,363	166	(30)	(13)	7,486	—
Residential mortgage-backed securities	2,520	39	(8)	(12)	2,539	—
Commercial mortgage-backed securities	80	1	—	(2)	79	—
Other securities	1,054	14	(3)	(1)	1,064	—
Total fixed maturity securities	$17,610	$415	$(51)	$(36)	$17,938	$—

For fixed maturity securities in an unrealized loss position at September 30, 2018 and December 31, 2017, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2018
Fixed maturity securities:
United States Government securities	45	$374	$(4)	20	$206	$(6)
Government sponsored securities	27	66	(1)	17	17	(1)
States, municipalities and political subdivisions, tax-exempt	997	1,960	(31)	260	383	(15)
Corporate securities	2,243	4,642	(98)	593	936	(48)
Residential mortgage-backed securities	677	1,144	(23)	531	1,092	(52)
Commercial mortgage-backed securities	17	31	—	10	25	(2)
Other securities	192	575	(3)	68	201	(5)
Total fixed maturity securities	4,198	$8,792	$(160)	1,499	$2,860	$(129)
December 31, 2017
Fixed maturity securities:
United States Government securities	36	$450	$(5)	11	$56	$(1)
Government sponsored securities	12	16	—	16	15	—
States, municipalities and political subdivisions, tax-exempt	414	641	(5)	189	356	(7)
Corporate securities	1,081	2,200	(30)	279	330	(13)
Residential mortgage-backed securities	445	1,050	(8)	287	478	(12)
Commercial mortgage-backed securities	7	14	—	12	27	(2)
Other securities	132	406	(3)	20	36	(1)
Total fixed maturity securities	2,127	$4,777	$(51)	814	$1,298	$(36)
The amortized cost and fair value of fixed maturity securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$559	$562
Due after one year through five years	5,401	5,376
Due after five years through ten years	5,252	5,211
Due after ten years	3,983	3,978
Mortgage-backed securities	2,810	2,759
Total fixed maturity securities	$18,005	$17,886

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Proceeds	$1,532	$2,937	$6,413	$9,056
Gross realized gains	12	47	73	134
Gross realized losses	(16)	(9)	(85)	(49)
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
Equity Securities
A summary of current and long-term equity securities at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Equity securities:
Exchange traded funds	$487	$1,300
Fixed maturity mutual funds	611	791
Common equity securities	890	1,254
Private equity securities	318	287
Total	$2,306	$3,632
The gains and losses related to equity securities for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net realized gains (losses) recognized on equity securities	$27	$(33)
Less: Net realized gains recognized on equity securities sold during the period	(11)	(208)
Unrealized gains (losses) recognized on equity securities still held at September 30, 2018	$16	$(241)
The gross realized gains recognized on sales of equity securities for the three and nine months ended September 30, 2017 were $96 and $120, respectively. The gross realized losses recognized on sales of equity securities for the three and nine months ended September 30, 2017 were $8 and $13, respectively.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $741 and $454 at September 30, 2018 and December 31, 2017, respectively. The value of the collateral represented 103% and 104% of the market value of the securities on loan at September 30, 2018 and December 31, 2017, respectively. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.

The remaining contractual maturity of our securities lending agreements at September 30, 2018 is as follows:

Overnight and Continuous
Securities lending transactions
United States Government securities	$131
Corporate securities	456
Equity securities	154
Total	$741
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
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. We had posted collateral of $14 and $12 related to our derivative financial instruments at September 30, 2018 and December 31, 2017, respectively.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at September 30, 2018 and December 31, 2017 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
September 30, 2018
Hedging instruments
Interest rate swaps - fixed to floating	$1,200	Other assets/other liabilities	$—	$(19)
Non-hedging instruments
Interest rate swaps	179	Equity securities	7	(1)
Futures	274	Equity securities	3	(1)
Subtotal non-hedging	453	Subtotal non-hedging	10	(2)
Total derivatives	$1,653	Total derivatives	10	(21)
		Amounts netted	(10)	10
		Net derivatives	$—	$(11)

December 31, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235	Other assets/other liabilities	$2	$(5)
Interest rate swaps - forward starting pay fixed swaps	425	Other assets/other liabilities	—	(9)
Subtotal hedging	1,660	Subtotal hedging	2	(14)
Non-hedging instruments
Interest rate swaps	171	Equity securities	1	(5)
Options	100	Other assets/other liabilities	—	—
Futures	117	Equity securities	—	(2)
Subtotal non-hedging	388	Subtotal non-hedging	1	(7)
Total derivatives	$2,048	Total derivatives	3	(21)
		Amounts netted	(1)	1
		Net derivatives	$2	$(20)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at September 30, 2018 and December 31, 2017 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		September 30, 2018	December 31, 2017
Interest rate swap	2018	$50	$—	4.101%	September 1, 2027
Interest rate swap	2018	450	—	3.300	January 15, 2023
Interest rate swap	2018	90	—	4.350	August 15, 2020
Interest rate swap	2017	50	50	4.350	August 15, 2020
Interest rate swap	2015	200	200	4.350	August 15, 2020
Interest rate swap	2014	150	150	4.350	August 15, 2020
Interest rate swap	2013	10	10	4.350	August 15, 2020
Interest rate swap	2012	200	200	4.350	August 15, 2020
Interest rate swap	2012	—	625	1.875	January 15, 2018
Total notional amount outstanding		$1,200	$1,235
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at September 30, 2018 and December 31, 2017:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current portion of long term-debt	$849	$1,275	$—	$2
Long-term debt	17,300	17,382	(19)	(5)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. We had $425 in notional amounts outstanding under forward starting pay fixed interest rate swaps at December 31, 2017. During the nine months ended September 30, 2018, swaps in the notional amount of $425 were terminated. We received an aggregate of $24 from the swap counter parties upon termination.
The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $249 and $233 at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $14. No amounts were excluded from effectiveness testing.

A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Hedge Loss Recognized in Other Comprehensive (Loss) Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss
Type of Cash Flow Hedge
Three months ended September 30, 2018
Forward starting pay fixed swaps	$—	Interest expense	$(4)
Three months ended September 30, 2017
Forward starting pay fixed swaps	$(9)	Interest expense	$(2)
Nine months ended September 30, 2018
Forward starting pay fixed swaps	$(33)	Interest expense	$(10)
Nine months ended September 30, 2017
Forward starting pay fixed swaps	$(109)	Interest expense	$(5)
Forward starting pay fixed swaps		Net realized gains on financial instruments	$(12)
Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Net Realized Gains on Financial Instruments	Interest Expense	Net Realized Gains on Financial Instruments	Interest Expense	Net Realized Gains on Financial Instruments	Interest Expense	Net Realized Gains on Financial Instruments	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$27	$(188)	$115	$(150)	$5	$(564)	$138	$(575)
(Loss) gain on fair value hedging relationships:
Interest rate swaps
Hedged items	—	—	—	—	—	(1)	—	—
Derivatives designated as hedging instruments	—	—	—	—	—	1	—	—
Loss on cash flow hedging relationships:
Forward starting pay fixed swaps
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(4)	—	(2)	—	(10)	—	(5)
Amount of loss reclassified from accumulated other comprehensive loss into net income due to ineffectiveness and missed forecasted transactions	—	—	—	—	—	—	(12)	—

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 is as follows:

Type of Non-Hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Three months ended September 30, 2018
Interest rate swaps	Net realized gains on financial instruments	$—
Options	Net realized gains on financial instruments	—
Futures	Net realized gains on financial instruments	2
Total		$2
Three months ended September 30, 2017
Interest rate swaps	Net realized gains on financial instruments	$—
Options	Net realized gains on financial instruments	(13)
Futures	Net realized gains on financial instruments	—
Total		$(13)
Nine months ended September 30, 2018
Interest rate swaps	Net realized gains on financial instruments	$15
Options	Net realized gains on financial instruments	—
Futures	Net realized gains on financial instruments	7
Total		$22
Nine months ended September 30, 2017
Interest rate swaps	Net realized gains on financial instruments	$(1)
Options	Net realized gains on financial instruments	(34)
Futures	Net realized gains on financial instruments	(2)
Total		$(37)

6.	Fair Value
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 is as follows:

	Level I	Level II	Level III	Total
September 30, 2018
Assets:
Cash equivalents	$1,828	$—	$—	$1,828
Fixed maturity securities, available-for-sale:
United States Government securities	—	625	—	625
Government sponsored securities	—	101	—	101
States, municipalities and political subdivisions, tax-exempt	—	4,964	—	4,964
Corporate securities	2	7,947	307	8,256
Residential mortgage-backed securities	—	2,689	4	2,693
Commercial mortgage-backed securities	—	66	—	66
Other securities	—	1,164	17	1,181
Total fixed maturity securities, available-for-sale	2	17,556	328	17,886
Equity securities:
Exchange traded funds	487	—	—	487
Fixed maturity mutual funds	—	611	—	611
Common equity securities	808	82	—	890
Private equity securities	—	—	318	318
Total equity securities	1,295	693	318	2,306
Other invested assets, current	21	—	—	21
Securities lending collateral	408	333	—	741
Derivatives	—	10	—	10
Total assets	$3,554	$18,592	$646	$22,792
Liabilities:
Derivatives	$—	$(21)	$—	$(21)
Total liabilities	$—	$(21)	$—	$(21)

December 31, 2017
Assets:
Cash equivalents	$1,956	$—	$—	$1,956
Fixed maturity securities, available-for-sale:
United States Government securities	—	645	—	645
Government sponsored securities	—	90	—	90
States, municipalities and political subdivisions, tax-exempt	—	6,035	—	6,035
Corporate securities	25	7,232	229	7,486
Residential mortgage-backed securities	—	2,534	5	2,539
Commercial mortgage-backed securities	—	79	—	79
Other securities	75	973	16	1,064
Total fixed maturity securities, available-for-sale	100	17,588	250	17,938
Equity securities:
Exchange traded funds	1,300	—	—	1,300
Fixed maturity mutual funds	—	791	—	791
Common equity securities	1,147	107	—	1,254
Private equity securities	—	—	287	287
Total equity securities	2,447	898	287	3,632
Other invested assets, current	17	—	—	17
Securities lending collateral	214	241	—	455
Derivatives	—	3	—	3
Total assets	$4,734	$18,730	$537	$24,001
Liabilities:
Derivatives	$—	$(21)	$—	$(21)
Total liabilities	$—	$(21)	$—	$(21)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2018 and 2017 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended September 30, 2018
Beginning balance at July 1, 2018	$304	$4	$26	$312	$646
Total gains (losses):
Recognized in net income	—	—	—	4	4
Recognized in accumulated other comprehensive loss	(1)	—	—	—	(1)
Purchases	32	—	3	5	40
Sales	(2)	—	—	(3)	(5)
Settlements	(30)	—	—	—	(30)
Transfers into Level III	6	—	1	—	7
Transfers out of Level III	(2)	—	(13)	—	(15)
Ending balance at September 30, 2018	$307	$4	$17	$318	$646
Change in unrealized gains included in net income related to assets still held at September 30, 2018	$—	$—	$—	$9	$9

Three Months Ended September 30, 2017
Beginning balance at July 1, 2017	$238	$3	$35	$244	$520
Total gains (losses):
Recognized in net income	—	—	—	—	—
Recognized in accumulated other comprehensive loss	(1)	—	—	6	5
Purchases	11	2	5	30	48
Sales	(3)	—	—	—	(3)
Settlements	(14)	—	(5)	—	(19)
Transfers into Level III	—	—	4	—	4
Transfers out of Level III	(1)	—	(27)	—	(28)
Ending balance at September 30, 2017	$230	$5	$12	$280	$527
Change in unrealized losses included in net income related to assets still held at September 30, 2017	$(1)	$—	$—	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2018 and 2017 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Nine Months Ended September 30, 2018
Beginning balance at January 1, 2018	$229	$5	$16	$287	$537
Total gains (losses):
Recognized in net income	1	—	—	(228)	(227)
Recognized in accumulated other comprehensive loss	(3)	—	—	—	(3)
Purchases	94	—	12	263	369
Sales	(17)	—	—	(4)	(21)
Settlements	(60)	(1)	(1)	—	(62)
Transfers into Level III	65	—	5	—	70
Transfers out of Level III	(2)	—	(15)	—	(17)
Ending balance at September 30, 2018	$307	$4	$17	$318	$646
Change in unrealized gains included in net income related to assets still held at September 30, 2018	$—	$—	$—	$27	$27

Nine Months Ended September 30, 2017
Beginning balance at January 1, 2017	$238	$12	$43	$188	$481
Total (losses) gains:
Recognized in net income	(1)	—	—	—	(1)
Recognized in accumulated other comprehensive loss	3	—	—	6	9
Purchases	72	3	36	87	198
Sales	(43)	(5)	(1)	(1)	(50)
Settlements	(50)	—	(6)	—	(56)
Transfers into Level III	13	1	6	—	20
Transfers out of Level III	(2)	(6)	(66)	—	(74)
Ending balance at September 30, 2017	$230	$5	$12	$280	$527
Change in unrealized losses included in net income related to assets still held at September 30, 2017	$(3)	$—	$—	$—	$(3)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no individually material transfers between levels during the three and nine months ended September 30, 2018 or 2017.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America's 1st Choice on February 15, 2018. The preliminary values of net assets acquired in our acquisition of America's 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America's 1st Choice's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of intangible assets acquired in our acquisition of America's 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America's 1st Choice described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2018 or 2017.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform a monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2018 or 2017.
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
Long-term debt – senior unsecured notes and surplus notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current observable market rates estimated to be available to us for debt of similar terms and remaining maturities.
Long-term debt – convertible debentures: The fair value of our convertible debentures is based on the market price in the active private market in which the convertible debentures trade.

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2018 and December 31, 2017 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2018
Assets:
Other invested assets, long-term	$3,572	$—	$—	$3,572	$3,572
Liabilities:
Debt:
Short-term borrowings	1,270	—	1,270	—	1,270
Commercial paper	750	—	750	—	750
Notes	17,160	—	17,178	—	17,178
Convertible debentures	239	—	1,363	—	1,363

December 31, 2017
Assets:
Other invested assets, long-term	$3,344	$—	$—	$3,344	$3,344
Liabilities:
Debt:
Short-term borrowings	1,275	—	1,275	—	1,275
Commercial paper	804	—	804	—	804
Notes	17,593	—	18,815	—	18,815
Convertible debentures	260	—	1,216	—	1,216

7.	Income Taxes
During the three months ended September 30, 2018 and 2017, we recognized income tax expense of $282 and $372, respectively, which represent effective tax rates of 22.7% and 33.2%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the effect of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and required remeasurement of deferred tax assets and liabilities due to the revisions of 2017 provision estimates at the new rate. The decrease in income tax expense and effective tax rate was partially offset by the reinstatement of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2018, which resulted in additional income tax expense of $76 during the three months ended September 30, 2018.
During the nine months ended September 30, 2018 and 2017, we recognized income tax expense of $1,200 and $1,228, respectively, which represent effective tax rates of 26.5% and 32.0%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the effect of the Tax Cuts and Jobs Act. The decrease in income tax expense and effective tax rate was partially offset by the reinstatement of the HIP Fee for 2018, which resulted in additional income tax expense of $243 during the nine months ended September 30, 2018. The decrease in income tax expense and effective tax rate was also partially offset by the tax benefits we recognized during the nine months ended September 30, 2017 for prior acquisition costs incurred related to the terminated merger agreement with Cigna Corporation.
At September 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act. We have made a reasonable estimate of the effects and will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected if additional interpretative guidance is issued regarding the Tax Cuts and Jobs Act.

8.	Retirement Benefits
The components of net periodic benefit credit included in our consolidated statements of income for the three months ended September 30, 2018 and 2017 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2018	2017	2018	2017
Service cost	$2	$2	$—	$—
Interest cost	14	17	4	5
Expected return on assets	(37)	(37)	(6)	(6)
Recognized actuarial loss	6	5	1	3
Settlement loss	6	3	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit credit	$(9)	$(10)	$(4)	$(1)
The components of net periodic benefit credit included in our consolidated statements of income for the nine months ended September 30, 2018 and 2017 are as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Service cost	$6	$7	$1	$1
Interest cost	41	50	11	15
Expected return on assets	(110)	(111)	(18)	(17)
Recognized actuarial loss	18	16	3	9
Settlement loss	19	7	—	—
Amortization of prior service credit	—	—	(9)	(10)
Net periodic benefit credit	$(26)	$(31)	$(12)	$(2)
For the year ending December 31, 2018, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act of 1994, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $7 and $0 were made to our retirement benefit plans during the nine months ended September 30, 2018 and 2017, respectively.

9 . Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,407	$4,585	$7,992
Ceded medical claims payable, beginning of period	(78)	(27)	(105)
Net medical claims payable, beginning of period	3,329	4,558	7,887
Business combinations and purchase adjustments	—	199	199
Net incurred medical claims:
Current period	18,039	34,537	52,576
Prior periods redundancies	(425)	(441)	(866)
Total net incurred medical claims	17,614	34,096	51,710
Net payments attributable to:
Current period medical claims	15,521	29,993	45,514
Prior periods medical claims	2,693	3,969	6,662
Total net payments	18,214	33,962	52,176
Net medical claims payable, end of period	2,729	4,891	7,620
Ceded medical claims payable, end of period	11	27	38
Gross medical claims payable, end of period	$2,740	$4,918	$7,658
At September 30, 2018, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $18, $192 and $2,519 for the claim years 2016 and prior, 2017 and 2018, respectively.
At September 30, 2018, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $33, $116 and $4,742 for the claim years 2016 and prior, 2017 and 2018, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,267	$4,626	$7,893
Ceded medical claims payable, beginning of period	(521)	(18)	(539)
Net medical claims payable, beginning of period	2,746	4,608	7,354
Net incurred medical claims:
Current period	21,871	31,634	53,505
Prior periods redundancies	(416)	(650)	(1,066)
Total net incurred medical claims	21,455	30,984	52,439
Net payments attributable to:
Current period medical claims	18,724	27,274	45,998
Prior periods medical claims	2,132	3,800	5,932
Total net payments	20,856	31,074	51,930
Net medical claims payable, end of period	3,345	4,518	7,863
Ceded medical claims payable, end of period	80	21	101
Gross medical claims payable, end of period	$3,425	$4,539	$7,964
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net incurred medical claims:
Commercial & Specialty Business	$6,168	$7,441	$17,614	$21,455
Government Business	11,613	10,263	34,096	30,984
Total net incurred medical claims	17,781	17,704	51,710	52,439
Quality improvement and other claims expense	404	400	1,249	1,125
Benefit expense	$18,185	$18,104	$52,959	$53,564

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2018 and December 31, 2017, we had $17,135 and $16,329, respectively, outstanding under these notes.
On July 16, 2018, we repaid, at maturity, the $650 outstanding balance of our 2.300% senior unsecured notes. On January 15, 2018, we repaid, at maturity, the $625 outstanding balance of our 1.875% senior unsecured notes.
In May 2015, we issued 25.0 Equity Units, in an aggregate principal amount of $1,250. Each Equity Unit had a stated amount of $50 (whole dollars) and consisted of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On May 1, 2018, we settled each of the Equity Units stock purchase contracts at a settlement rate of 0.2412 shares of our common stock, using a market value formula set forth in the Equity Units purchase contracts. This resulted in the issuance of approximately 6.0 shares.

On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $18. At the remarketing, we also issued $850 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2018 and December 31, 2017.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2018 or at December 31, 2017.
We have two separate 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $500. We had $450 outstanding under these lines of credit at September 30, 2018 and December 31, 2017.
We have an authorized commercial paper program of up to $2,500, the proceeds of which may be used for general corporate purposes. At September 30, 2018 and December 31, 2017, we had $750 and $804, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of additional paid-in capital (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. During the nine months ended September 30, 2018, $35 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $118. We recognized a gain on the extinguishment of debt related to the Debentures of $1, based on the fair values of the debt on the conversion settlement dates. The following table summarizes at September 30, 2018 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$361
Unamortized debt discount	$118
Net debt carrying amount	$239
Equity component carrying amount	$131
Conversion rate (shares of common stock per $1,000 of principal amount)	13.8258
Effective conversion price (per $1,000 of principal amount)	$72.3280
We had $820 and $825 in outstanding short-term borrowings from various Federal Home Loan Banks, or FHLBs, at September 30, 2018 and December 31, 2017 with fixed interest rates of 2.149% and 1.386% respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at September 30, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In June 2018, in response to a motion filed by the defendants, the Court certified its April order for interlocutory appeal to the Eleventh Circuit Court of Appeals. Also in June 2018, the defendants filed, with the Eleventh Circuit Court of Appeals, a petition for permission to appeal the April order, which Plaintiffs opposed. The defendants’ petition remains pending. No dates have been set for either the final pretrial conferences or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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
In March 2018, the Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. The Court of Appeal accepted our writ, and we anticipate that a hearing on our writ will occur in late 2018. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the same tax periods. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for pharmacy benefit management, or PBM, services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties, or PBM Agreement, over $158 in damages related to operational breaches, as well as various declarations under the PBM Agreement between the parties, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the PBM Agreement; (iii) has breached the PBM Agreement and that we can terminate the PBM Agreement; and (iv) is required under the PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the PBM Agreement; (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (iii) that we do not have the right to terminate the PBM Agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time of the PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which was heard in October 2018. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.

Cigna Corporation Merger Litigation
In July 2015, we and Cigna Corporation, or Cigna, announced that we entered into the Agreement and Plan of Merger, or Cigna Merger Agreement, pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. In February 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc.
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
In October 2018, a shareholder filed a derivative lawsuit in Marion County Superior Court, captioned Henry Bittmann, Derivatively, et al. v. Joseph R Swedish, et al., on behalf of Anthem and its shareholders against certain current and former directors and executives alleging breaches of fiduciary duties, unjust enrichment and corporate waste associated with the Cigna Merger Agreement. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.
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
Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services, or HHS, Office of Civil Rights and the Federal Bureau of Investigation, are investigating, or have investigated, events related to the cyber attack, including how it occurred, its consequences and our responses. In connection with the resolution of the National Association of Insurance Commissioners’ multistate targeted market conduct and financial exam in December 2016, we agreed to provide a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. In October 2018, we resolved the investigation by the HHS Office of Civil Rights. The resolution included a monetary settlement along with an agreement to a two-year Corrective Action Plan. Additionally, an ongoing investigation by a multi-state group of Attorneys General remains outstanding. Although we are cooperating in these investigations, we may be subject to additional fines or other obligations, which may have an adverse effect on how we operate our business and an adverse effect on our results of operations and financial condition.
Civil class actions were filed in various federal and state courts by current or former members and others seeking damages that they alleged arose from the cyber-attack. In June 2015, the Judicial Panel on Multidistrict Litigation entered an order transferring the consolidated civil actions to the U.S. District Court for the Northern District of California, or the U.S. District Court in a matter captioned In Re Anthem, Inc. Data Breach Litigation. The parties agreed to settle plaintiffs’ claims on a class-wide basis for a total settlement payment of $115. In August 2017, the U.S. District Court issued an order of preliminary approval of the settlement. The U.S. District Court held hearings on plaintiffs’ motion for final approval and class counsel’s fee petition in February and June 2018 and appointed a special master to review class counsel’s fee petition. Final approval of the settlement was granted by the U.S. District Court in August 2018. A number of appeals have since been filed with the Ninth Circuit Court of Appeals by class-member objections challenging that approval, several of which have been resolved. The three state court cases related to the cyber attack that were proceeding outside of this multidistrict litigation have been resolved and dismissed with prejudice.
We have contingency plans and insurance coverage for certain expenses and potential liabilities of this nature and will pursue coverage for all applicable losses; however, the ultimate outcome of our pursuit of insurance coverage cannot be presently determined. We intend to vigorously defend the remaining regulatory actions related to the cyber attack; however, their ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
Express Scripts, through our PBM Agreement, is the exclusive provider of certain PBM services to our plans, excluding certain of our subsidiaries that have exclusive agreements with different PBM service providers. The initial term of this PBM Agreement expires on December 31, 2019. Under the PBM Agreement, the Express Scripts PBM services include, but are not limited to, pharmacy network management, mail order and specialty drug fulfillment, claims processing, rebate management and specialty pharmaceutical management services. Accordingly, the PBM Agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services in a compliant manner and meeting certain pricing guarantees and performance standards. Our primary responsibilities relate to formulary management, product and benefit design, provision of data, payment for services, certain minimum volume requirements and oversight. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the PBM Agreement. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings section above. We believe we have appropriately recognized all rights and obligations under this PBM Agreement at September 30, 2018.

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
A summary of the cash dividend activity for the nine months ended September 30, 2018 and 2017 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$192
April 24, 2018	June 8, 2018	June 25, 2018	$0.75	$196
July 24, 2018	September 10, 2018	September 25, 2018	$0.75	$195

Nine Months Ended September 30, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172
April 27, 2017	June 9, 2017	June 23, 2017	$0.65	$172
July 25, 2017	September 8, 2017	September 25, 2017	$0.70	$181
On October 30, 2018, our Audit Committee declared a fourth quarter 2018 dividend to shareholders of $0.75 per share, payable on December 21, 2018 to shareholders of record at the close of business on December 5, 2018.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On December 7, 2017, the Board of Directors authorized a $5,000 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases from October 1, 2018 through October 18, 2018 (subsequent to September 30, 2018) and for the nine months ended September 30, 2018 and 2017 is as follows:

	October 1, 2018 Through October 18, 2018	Nine Months Ended September 30
		2018	2017
Shares repurchased	0.3	5.0	8.7
Average price per share	$274.32	$240.15	$186.80
Aggregate cost	$95	$1,192	$1,635
Authorization remaining at the end of the period	$5,891	$5,986	$2,541

Equity Units
In May 2015, we issued 25.0 Equity Units in an aggregate principal amount of $1,250. Each Equity Unit contained a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement. On May 1, 2018, we issued approximately 6.0 shares of our common stock pursuant to the purchase contract portion of the Equity Units, and we received $1,250 in proceeds from the holders of the Equity Units for such common stock. The number of shares purchased was determined using a market value formula set forth in the Equity Units purchase contracts. For additional information relating to the Equity Units, see Note 10, “Debt” of this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4.3	$124.31
Granted	0.9	232.61
Exercised	(1.0)	110.85
Forfeited or expired	(0.2)	187.56
Outstanding at September 30, 2018	4.0	148.58	6.42	$498
Exercisable at September 30, 2018	2.6	125.25	5.27	$393
A summary of the nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2018 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2018	2.0	$152.20
Granted	0.9	233.27
Vested	(1.0)	147.92
Forfeited	(0.1)	186.38
Nonvested at September 30, 2018	1.8	182.57
During the nine months ended September 30, 2018, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2018 to 2020. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2020 based on results in the three year period.
During the nine months ended September 30, 2018, we granted an additional 0.2 restricted stock units, associated with our 2015 grants, that were earned as a result of satisfactory completion of performance measures between 2015 and 2017. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
	2018	2017
Risk-free interest rate	2.90%	2.31%
Volatility factor	30.00%	32.00%
Quarterly dividend yield	0.323%	0.397%
Weighted-average expected life (years)	3.70	4.00
The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
	2018	2017
Options granted during the period	$55.44	$40.84
Restricted stock awards granted during the period	233.27	173.62

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2018 and 2017 is as follows:

	September 30
	2018	2017
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$170	$941
Gross unrealized losses	(289)	(80)
Net pre-tax unrealized (losses) gains	(119)	861
Deferred tax asset (liability)	24	(310)
Net unrealized (losses) gains on investments	(95)	551
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(2)	—
Deferred tax asset	—	—
Net unrealized non-credit component of other-than-temporary impairments on investments	(2)	—
Cash flow hedges:
Gross unrealized losses	(315)	(363)
Deferred tax asset	66	127
Net unrealized losses on cash flow hedges	(249)	(236)
Defined benefit pension plans:
Deferred net actuarial loss	(587)	(633)
Deferred prior service credits	(1)	(1)
Deferred tax asset	153	249
Net unrecognized periodic benefit costs for defined benefit pension plans	(435)	(385)
Postretirement benefit plans:
Deferred net actuarial loss	(75)	(138)
Deferred prior service costs	37	49
Deferred tax asset	10	35
Net unrecognized periodic benefit costs for postretirement benefit plans	(28)	(54)
Foreign currency translation adjustments:
Gross unrealized losses	(2)	(3)
Deferred tax asset	—	1
Net unrealized losses on foreign currency translation adjustments	(2)	(2)
Accumulated other comprehensive loss	$(811)	$(126)

Other comprehensive (loss) income reclassification adjustments for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30
	2018	2017
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $12 and ($49), respectively	$(45)	$88
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of ($3) and $43, respectively	9	(79)
Total reclassification adjustment on investments	(36)	9
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($2) and ($0), respectively	(2)	—
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of ($1) and $2, respectively	2	(5)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2) and ($3), respectively	7	5
Foreign currency translation adjustment, net of tax expense of ($0) and ($0), respectively	—	—
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $4 and ($7), respectively	$(29)	$9
Other comprehensive (loss) income reclassification adjustments for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30
	2018	2017
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $109 and ($161), respectively	$(378)	$297
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of ($7) and $58, respectively	25	(107)
Total reclassification adjustment on investments	(353)	190
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($2) and ($3), respectively	(2)	4
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of ($9) and $36, respectively	34	(68)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($7) and ($8), respectively	22	13
Foreign currency translation adjustment, net of tax expense of ($1) and ($1), respectively	—	3
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $83 and ($79), respectively	$(299)	$142

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Denominator for basic earnings per share – weighted-average shares	259.5	260.5	258.0	263.2
Effect of dilutive securities – employee stock options, nonvested restricted stock awards, convertible debentures and equity units	5.9	6.5	6.3	6.2
Denominator for diluted earnings per share	265.4	267.0	264.3	269.4
During the three months ended September 30, 2018 and 2017, there were no stock options that were anti-dilutive or excluded from the denominator for diluted earnings per share. During the nine months ended September 30, 2018 and 2017, weighted-average shares related to certain stock options of 0.4 and 0.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Unit purchase contracts were settled in May 2018, and approximately 6.0 shares of our common stock were issued and included in the basic earnings per share calculation.
During the three and nine months ended September 30, 2018, we issued restricted stock units under our stock incentive plans of 0.0 and 0.9, respectively, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2018 through 2020. During the three and nine months ended September 30, 2017, we issued restricted stock units under our stock incentive plans of 0.2 and 0.8, respectively, 0.4 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2017 through 2019. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial & Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K.
Financial data by reportable segment for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Three Months Ended September 30, 2018
Operating revenue	$9,128	$13,841	$11	$22,980
Operating gain (loss)	833	466	(50)	1,249
Three Months Ended September 30, 2017
Operating revenue	$10,052	$12,037	$8	$22,097
Operating gain (loss)	535	457	(10)	982
Nine Months Ended September 30, 2018
Operating revenue	$27,357	$40,647	$33	$68,037
Operating gain (loss)	3,295	1,494	(113)	4,676
Nine Months Ended September 30, 2017
Operating revenue	$30,651	$35,946	$17	$66,614
Operating gain (loss)	2,805	1,069	(80)	3,794

The major product revenues for each of the reportable segments for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Commercial & Specialty Business
Managed care products	$7,377	$8,478	$22,212	$25,815
Managed care services	1,334	1,196	3,918	3,651
Dental/Vision products and services	306	305	914	913
Other	111	73	313	272
Total Commercial & Specialty Business	9,128	10,052	27,357	30,651
Government Business
Managed care products	13,695	11,934	40,276	35,619
Managed care services	146	103	371	327
Total Government Business	13,841	12,037	40,647	35,946
Other
Other	11	8	33	17
Total product revenues	$22,980	$22,097	$68,037	$66,614
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
A reconciliation of reportable segments’ operating revenues to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Reportable segments’ operating revenues	$22,980	$22,097	$68,037	$66,614
Net investment income	250	220	708	628
Net realized gains on financial instruments	27	115	5	138
Other-than-temporary impairment losses recognized in income	(6)	(6)	(18)	(21)
Total revenues	$23,251	$22,426	$68,732	$67,359

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Reportable segments’ operating gain	$1,249	$982	$4,676	$3,794
Net investment income	250	220	708	628
Net realized gains on financial instruments	27	115	5	138
Other-than-temporary impairment losses recognized in income	(6)	(6)	(18)	(21)
Interest expense	(188)	(150)	(564)	(575)
Amortization of other intangible assets	(91)	(42)	(265)	(124)
Gain (loss) on extinguishment of debt	1	—	(17)	—
Income before income tax expense	$1,242	$1,119	$4,525	$3,840

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2017 and the MD&A included in our 2017 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Anthem” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2018 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2018, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving 39.5 medical members through our affiliated health plans as of September 30, 2018. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 25 states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Business Trends
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
Pricing Trends Pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. We strive to price our health care benefit products consistent with anticipated underlying medical trends. The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. We price our affected products to cover the impact of the HIP Fee. The HIP Fee was suspended for 2017 and 2019.

Medical Cost Trends Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trend which can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trend in 2018 reflects the “allowed amount,” or contractual rate, paid to providers. We estimate that the 2018 cost of care trend will be in the range of 5.5% to 6.5%.
Regulatory Trends and Uncertainties
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business are likely to continue for the next several years as elected officials at the national and state levels continue to propose significant modifications to existing laws and regulations, including the potential repeal or replacement of the ACA and the reduction or elimination of federal subsidies made available through the ACA for certain public exchange Individual products. We will continue to evaluate the impact of the ACA as additional guidance is made available and any developments occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. The total amount due from allocations to health insurers is $14,300 for 2018. For the three and nine months ended September 30, 2018, we recognized $362 and $1,157, respectively, as general and administrative expense related to the HIP Fee. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017.
For additional discussion regarding regulatory trends and uncertainties, see Part I, Item 1 “Business - Regulation” Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
Other Significant Items
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. At the time of acquisition, through its Medicare Advantage plans, America’s 1st Choice served approximately one hundred and thirty-five thousand members in twenty-five Florida and three South Carolina counties. This acquisition aligns with our plans for continued growth in the Medicare Advantage and Special Needs populations.
On December 21, 2017, we completed our acquisition of HealthSun Health Plans, Inc., or HealthSun, which at the time of acquisition served approximately forty thousand members in the state of Florida through its Medicare Advantage plans, and which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligns with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
On May 12, 2017, we announced that we were terminating the Agreement and Plan of Merger, or Merger Agreement, between us and Cigna Corporation, or Cigna. For additional information about ongoing litigation related to the Merger Agreement, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In March 2016, we filed a lawsuit against our vendor for pharmacy benefit management services, Express Scripts, Inc., or Express Scripts, seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches, and seeking various declarations under the agreement between the parties. In April 2016, Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In October 2017, we announced that we are establishing a new pharmacy benefits manager, or PBM, called IngenioRx, and have entered into a five-year agreement with CaremarkPCS Health, L.L.C., a subsidiary of CVS Health Corporation, to begin offering a full suite of PBM solutions which coincides with the conclusion of our current agreement with Express Scripts.
Selected Operating Performance
For the twelve months ended September 30, 2018, total medical membership decreased 753, or 1.9%, primarily due to a decrease in our Individual membership, partially offset by an increase in our Medicare membership.
Operating revenue for the three months ended September 30, 2018 was $22,980, an increase of $883, or 4.0%, from the three months ended September 30, 2017. Operating revenue for the nine months ended September 30, 2018 was $68,037, an increase of $1,423, or 2.1%, from the nine months ended September 30, 2017. The increase in operating revenue for the three and nine months ended September 30, 2018 compared to 2017 was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, higher administrative fees and other revenue in our Commercial & Specialty Business segment. These increases were partially offset by a decrease in premium revenue in our Commercial & Specialty Business segment.
Net income for the three months ended September 30, 2018 was $960, an increase of $213, or 28.5%, from the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $3,325, an increase of $713, or 27.3%, from the nine months ended September 30, 2017. The increase in net income for the three and nine months ended September 30, 2018 compared to 2017 was due to higher operating results in both our Commercial & Specialty Business and Government Business segments.
Our fully-diluted EPS was $3.62 for the three months ended September 30, 2018, which represented a 29.3% increase from EPS of $2.80 for the three months ended September 30, 2017. Our fully-diluted EPS was $12.58 for the nine months ended September 30, 2018, which represented a 29.7% increase from fully-diluted EPS of $9.70 for the nine months ended September 30, 2017. The increase in fully-diluted EPS for the three and nine months ended September 30, 2018 compared to 2017 resulted from the increase in net income in 2018, and to a lesser extent, the lower number of shares outstanding in 2018.
Operating cash flow for the nine months ended September 30, 2018 and 2017 was $3,364 and $5,486, respectively. The decrease in operating cash flow from 2017 of $2,122 was primarily due to a decrease in cash receipts related to the ACA premium stabilization programs; increased spend to support growth initiatives; timing of Medicare prepayments received in the current year; and the impact of membership declines due to our reduced participation in ACA-compliant marketplaces in various states, and to a lesser extent, membership declines in our fully-insured Local Group business. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018. The decrease was further offset by lower income taxes paid as a result of the tax bill, H.R.1, An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act, enacted by the federal government on December 22, 2017. The Tax Cuts and Jobs Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, and required remeasurement of deferred tax assets and liabilities due to the revisions of 2017 provision estimates at the new tax rate.

Membership
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2018 and 2017. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.

	September 30
(In thousands)	2018	2017	Change	% Change
Medical Membership
Customer Type
Local Group	15,703	15,857	(154)	(1.0)%
Individual	692	1,696	(1,004)	(59.2)%
National:
National Accounts	7,783	7,718	65	0.8%
BlueCard®	5,630	5,491	139	2.5%
Total National	13,413	13,209	204	1.5%
Medicare	1,765	1,498	267	17.8%
Medicaid	6,374	6,433	(59)	(0.9)%
Federal Employee Program®	1,557	1,564	(7)	(0.4)%
Total Medical Membership by Customer Type	39,504	40,257	(753)	(1.9)%
Funding Arrangement
Self-Funded	25,284	24,945	339	1.4%
Fully-Insured	14,220	15,312	(1,092)	(7.1)%
Total Medical Membership by Funding Arrangement	39,504	40,257	(753)	(1.9)%
Reportable Segment
Commercial & Specialty Business	29,808	30,762	(954)	(3.1)%
Government Business	9,696	9,495	201	2.1%
Total Medical Membership by Reportable Segment	39,504	40,257	(753)	(1.9)%
Other Membership & Customers
Life and Disability Members	4,701	4,717	(16)	(0.3)%
Dental Members	5,804	5,803	1	—%
Dental Administration Members	5,367	5,351	16	0.3%
Vision Members	6,906	6,905	1	—%
Medicare Advantage Part D Members	951	693	258	37.2%
Medicare Part D Standalone Members	312	320	(8)	(2.5)%
Medical Membership
Our reduced participation in ACA-compliant marketplaces led to the decreases in our Individual and fully-insured memberships. Self-funded medical membership increased primarily due to new sales, in-group changes and growth in our existing Large Group and National Accounts. Local Group membership decreased primarily as a result of competitive pressures in fully-insured membership, partially offset by new sales and growth in our existing self-funded business. National Accounts membership increased primarily due to new sales and growth from existing contracts exceeding lapses. BlueCard® membership increased due to higher membership activity at other Blue Cross and Blue Shield Association, or BCBSA, plans whose members reside in or travel to our licensed areas. Medicare membership increased primarily due to membership acquired through the acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. Medicaid membership decreased primarily due to certain state market contractions and new market participants, partially offset by new business expansions. Federal Employee Program® membership decreased primarily due to reduced federal hiring to replace retirees.
Other Membership
Growth in our other membership and customers, who purchase our other products that are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership, was led by Medicare Advantage Part D membership, which increased primarily due to membership acquired through the acquisitions of America's 1st Choice and HealthSun and organic growth in existing markets. Dental administration membership increased primarily due to membership expansion under current contracts, partially offset by the loss of a large managed dental contract. Life and disability membership decreased primarily due to higher lapses in our fully-insured Local Group business, partially offset by growth in our National Accounts membership. Medicare Part D standalone membership decreased primarily due to select strategic actions in certain markets.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2018 vs. 2017		2018 vs. 2017
	2018	2017	2018	2017	$	%	$	%
Total operating revenue	$22,980	$22,097	$68,037	$66,614	$883	4.0%	$1,423	2.1%
Net investment income	250	220	708	628	30	13.6%	80	12.7%
Net realized gains on financial instruments	27	115	5	138	(88)	(76.5)%	(133)	(96.4)%
Other-than-temporary impairment losses on investments	(6)	(6)	(18)	(21)	—	—%	3	(14.3)%
Total revenues	23,251	22,426	68,732	67,359	825	3.7%	1,373	2.0%
Benefit expense	18,185	18,104	52,959	53,564	81	0.4%	(605)	(1.1)%
Selling, general and administrative expense	3,546	3,011	10,402	9,256	535	17.8%	1,146	12.4%
Other expense[1]	278	192	846	699	86	44.8%	147	21.0%
Total expenses	22,009	21,307	64,207	63,519	702	3.3%	688	1.1%
Income before income tax expense	1,242	1,119	4,525	3,840	123	11.0%	685	17.8%
Income tax expense	282	372	1,200	1,228	(90)	(24.2)%	(28)	(2.3)%
Net income	$960	$747	$3,325	$2,612	$213	28.5%	$713	27.3%

Average diluted shares outstanding	265.4	267.0	264.3	269.4	(1.6)	(0.6)%	(5.1)	(1.9)%
Diluted net income per share	$3.62	$2.80	$12.58	$9.70	$0.82	29.3%	$2.88	29.7%
Effective tax rate	22.7%	33.2%	26.5%	32.0%		(1,050)bp3		(550)bp3
Benefit expense ratio[2]	84.8%	87.0%	83.3%	85.6%		(220)bp3		(230)bp3
Selling, general and administrative expense ratio[4]	15.4%	13.6%	15.3%	13.9%		180bp3		140bp3
Income before income tax expense as a percentage of total revenues	5.3%	5.0%	6.6%	5.7%		30bp3		90bp3
Net income as a percentage of total revenues	4.1%	3.3%	4.8%	3.9%		80bp3		90bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2018 and 2017 were $21,451 and $20,797, respectively. Premiums for the nine months ended September 30, 2018 and 2017 were $63,602 and $62,561, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The increase in total operating revenue was primarily due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, as well as membership growth in our Medicare business as a result of our acquisitions of America's 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to an increase in administrative fees and other revenue in our Commercial & Specialty Business segment primarily resulting from rate increases and membership growth in our self-funded Local Group and National Accounts businesses. These increases were partially offset by a premium revenue decrease in our Commercial & Specialty Business segment resulting from our reduced participation in ACA-compliant marketplaces in various states and membership decline in our fully-insured Local Group business.
Net realized gains on financial instruments decreased primarily due to a decrease in net realized gains on sales of equity securities and an increase in net realized losses on sales of fixed maturity securities. These decreases in net realized gains on financial instruments were partially offset by an increase in net realized gains on derivative financial instruments.
Benefit expense increased due to increased expenses related to membership growth in our Medicare business primarily as a result of our America’s 1st Choice and HealthSun acquisitions and organic growth in existing markets. The increase was further due to higher medical costs in our Medicaid business. These increases were partially offset by our reduced participation in ACA-compliant marketplaces in various states.
Our benefit expense ratio decreased due to the increase in premiums as a result of the HIP Fee reinstatement for 2018 and improved medical cost performance in our Commercial & Specialty Business segment.
Selling, general and administrative expense and ratio increased primarily due to the reinstatement of the HIP Fee for 2018 and a net increase in spend to support our growth initiatives.
Other expense increased primarily as a result of increased amortization of intangible assets acquired with the HealthSun and America’s 1st Choice acquisitions and increased interest expense due to higher outstanding debt balances.
Our income tax expense and effective tax rate decreased primarily due to the effect of the Tax Cuts and Jobs Act. This decrease was partially offset by the reinstatement of the non-tax deductible HIP Fee for 2018.
Our net income as a percentage of total revenue increased in 2018 as compared to 2017 as a result of all factors discussed above.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Total operating revenue increased primarily due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, as well as membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to an increase in administrative fee revenue in our Commercial & Specialty Business segment resulting from rate increases and membership growth in our self-funded Local Group and National Accounts businesses. These increases were partially offset by a premium revenue decrease in our Commercial & Specialty Business segment resulting from our reduced participation in ACA-compliant marketplaces in various states and membership decline in our fully-insured Local Group business.
Net investment income increased due to higher investment yields on fixed maturity securities and higher income from alternative investments.
Net realized gains on financial instruments decreased primarily due to the recognition of changes in the fair values of equity securities from the adoption of Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. For additional information related to the adoption of ASU 2016-01, see Note 2, “Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The decrease was further due to an increase in net realized losses on sales of fixed maturity securities. These decreases were partially offset by increases in net realized gains on sales of equity securities and net realized gains on derivative financial instruments.
Benefit expense decreased primarily due to our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership decline in our fully-insured Local Group business. These decreases were partially offset by increased expenses related to membership growth in our Medicare business primarily as a result of our America’s 1st Choice and HealthSun acquisitions and organic growth in existing markets. The decreases were further offset by higher medical costs in our Medicaid and Local Group businesses.
Our benefit expense ratio decreased due to the increase in premiums as a result of the HIP Fee reinstatement for 2018 and improved medical cost performance in our Commercial & Specialty Business segment.

Selling, general and administrative expense and ratio increased due to the reinstatement of the HIP Fee for 2018 and a net increase in spend to support our growth initiatives. These increases were partially offset by the recognition of a guaranty fund assessment during the three months ended March 31, 2017 related to the liquidation order of Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty. For additional information regarding the Penn Treaty liquidation, see Note 13, “Commitments and Contingencies - Other Contingencies,” to our audited Consolidated Financial Statements as of and for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. The increases were further offset by the accrual recognized during the three months ended June 30, 2017 related to the settlement of class action lawsuits that stemmed from the 2015 cyber attack. For additional information regarding the cyber attack and related settlement, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cyber Attack Regulatory Proceeding and Litigation,” of the notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Other expense increased primarily as a result of increased amortization of intangible assets acquired with the HealthSun and America’s 1st Choice acquisitions.
Our income tax expense and effective tax rate decreased primarily due to the effect of the Tax Cuts and Jobs Act. This decrease was partially offset by the reinstatement of the non-tax deductible HIP Fee for 2018 and the tax benefits we recognized in 2017 for prior acquisition costs incurred related to the terminated Merger Agreement with Cigna.
Our net income as a percentage of total revenue increased in 2018 as compared to 2017 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain and operating margin, non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains on financial instruments, other than temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or earnings per share, or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Our Commercial & Specialty Business, Government Business and Other segments’ summarized results of operations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30			Nine Months Ended September 30
					2018 vs. 2017			2018 vs. 2017
	2018	2017	2018	2017	$	%		$	%
Commercial & Specialty Business
Operating revenue	$9,128	$10,052	$27,357	$30,651	$(924)	(9.2)%		$(3,294)	(10.7)%
Operating gain	$833	$535	$3,295	$2,805	$298	55.7%		$490	17.5%
Operating margin	9.1%	5.3%	12.0%	9.2%		380	bp		280	bp

Government Business
Operating revenue	$13,841	$12,037	$40,647	$35,946	$1,804	15.0%		$4,701	13.1%
Operating gain	$466	$457	$1,494	$1,069	$9	2.0%		$425	39.8%
Operating margin	3.4%	3.8%	3.7%	3.0%		(40	)bp		70	bp

Other
Operating revenue[1]	$11	$8	$33	$17	$3	37.5%		$16	94.1%
Operating loss[2]	$(50)	$(10)	$(113)	$(80)	$(40)	400.0%		$(33)	41.3%

1	$ changes not material.

2	Primarily a result of changes in unallocated corporate expenses.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Commercial & Specialty Business
Operating revenue decreased primarily due to a decrease in our Individual business membership resulting from our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our Local Group fully-insured products. The decrease was partially offset by premium rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018. The decrease was further offset by increased administrative fees and other revenue resulting from rate increases for self-funded members in our Large Group and National Accounts businesses.
Operating gain increased primarily due to improved medical cost performance in our Individual business. The increase was further due to a decrease in certain allocated general and administrative expenses during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Government Business
Operating revenue increased due to membership growth in our Medicare business as result of our acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018.
Operating gain increased primarily due to the membership growth in our Medicare business discussed in the preceding paragraph. The increase was further due to the impact of the HIP Fee reinstatement. These increases were partially offset by higher medical costs in our Medicaid business.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Commercial & Specialty Business
Operating revenue decreased primarily due to a decrease in our Individual business membership resulting from our reduced participation in ACA-compliant marketplaces in various states and, to a lesser extent, membership declines in our Local Group fully-insured products. The decrease was partially offset by premium rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018. The decrease was further offset by an increase in administrative fees and other revenue due to rate increases and membership growth in our self-funded Large Group and National accounts businesses.
Operating gain increased primarily due to improved medical cost performance. The increase was further due to the impact of the recognition of the Penn Treaty guaranty fund assessment and the settlement accrual for the litigation related to the 2015 cyber attack during the nine months ended September 30, 2017 and a decrease in certain allocated general and administrative expenses during the nine months ended September 30, 2018. The increase in operating gain was partially offset by our reduced participation in ACA-compliant marketplaces in various states and the increase in spend to support our growth initiatives.
Government Business
Operating revenue increased primarily due to membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018.
Operating gain increased primarily due to the membership growth in our Medicare business discussed in the preceding paragraph. The increase was further due to retroactive premium adjustments recognized in various Medicaid markets and the impact of the HIP Fee reinstatement. These increases were partially offset by higher medical costs in our Medicaid business.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2017 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2017, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2018, with the exception of the recognition of changes in fair value of non-consolidated equity investments that is disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, no other critical accounting policies and estimates have changed from those described in our 2017 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2018, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2017 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2018 and 2017, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2018 and 2017, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2018	2017
Assumed trend factors	$483	$629
Assumed completion factors	383	437
Total	$866	$1,066
The favorable development recognized in the nine months ended September 30, 2018 and 2017 resulted from trend factors in late 2017 and late 2016, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2017 and 2016 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 86.6% and 86.0% for the nine months ended September 30, 2018 and 2017, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the nine months ended September 30, 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine months ended September 30, 2018, this metric was 12.3%, largely driven by favorable trend factor development at the end of 2017. For the nine months ended September 30, 2017, this metric was 17.0%, largely driven by favorable trend factor development at the end of 2016.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2018, this metric was 1.2%, which was calculated using the redundancy of $866. For the nine months ended September 30, 2017, the comparable metric was 1.6%, which was calculated using the redundancy of $1,066. We believe these metrics demonstrate a generally consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2018, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Capital
Our cash receipts result primarily from premiums, administrative fees and other revenue, investment income, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the issuance of common stock, including through our employee stock plans. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2018, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30		2018 vs. 2017
	2018	2017	Change
Sources of Cash:
Net cash provided by operating activities	$3,364	$5,486	$(2,122)
Issuance of common stock under Equity Units stock purchase contracts	1,250	—	1,250
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	857	—	857
Issuances of commercial paper and short- and long-term debt, net of repayments	—	497	(497)
Issuances of common stock under employee stock plans	133	178	(45)
Changes in bank overdrafts	97	—	97
Other sources of cash, net	326	253	73
Total Sources of Cash	6,027	6,414	(387)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	—	(1,164)	1,164
Purchases of subsidiaries, net of cash acquired	(1,732)	(34)	(1,698)
Repurchase and retirement of common stock	(1,192)	(1,635)	443
Purchases of property and equipment	(888)	(516)	(372)
Repayments of commercial paper and short- and long-term debt, net of issuances	(617)	—	(617)
Cash dividends	(583)	(525)	(58)
Changes in bank overdrafts	—	(127)	127
Other uses of cash, net	(363)	(395)	32
Total uses of cash	(5,375)	(4,396)	(979)
Effect of foreign exchange rates on cash and cash equivalents	(1)	4	(5)
Net increase in cash and cash equivalents	$651	$2,022	$(1,371)
The decrease in cash provided by operating activities was primarily due to a decrease in cash receipts related to the ACA premium stabilization programs; increased spend to support growth initiatives; timing of Medicare prepayments received in the current year; and the impact of membership declines due to our reduced participation in ACA-compliant marketplaces in various states, and to a lesser extent, membership declines in our fully-insured Local Group business. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2018. The decrease was further offset by lower income taxes paid as a result of the Tax Cuts and Jobs Act.

Other significant changes in sources and uses of cash year-over-year included an increase in net proceeds from sales of investments and the issuance of common stock under the Equity Units stock purchase contracts in May 2018. These increases were partially offset by cash paid for acquisitions in 2018 and increased net repayments of commercial paper and short- and long-term debt.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $24,452 at September 30, 2018. Since December 31, 2017, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $727, primarily due to cash used for acquisitions, repurchases of our common stock, purchases of property and equipment, cash dividends paid to shareholders, net repayments of commercial paper and short- and long-term debt, and taxes paid through withholding of common stock under employee stock plans. These decreases were partially offset by cash generated from operations and the proceeds received from the issuance of our common stock under Equity Units stock purchase contracts.
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
At September 30, 2018, we held $2,440 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
Periodically, we access capital markets and issue debt for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. For more information on our debt, see Note 10, “Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as the sum of short-term borrowings; plus current portion of long-term debt; plus long-term debt, less current portion; divided by the sum of short-term borrowings; plus current portion of long-term debt; plus long-term debt, less current portion; plus total shareholders’ equity. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our credit facility covenants include a maximum debt-to-capital ratio that we did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.0% and 42.9% as of September 30, 2018 and December 31, 2017, respectively.
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
For additional information regarding our sources and uses of capital at September 30, 2018, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2017 Annual Report on Form 10-K other than a decrease in borrowings of commercial paper, the repayment of long-term senior unsecured notes upon maturity in January and July 2018, the remarketing of our 1.900% subordinated notes due 2028, the issuance of our 4.101% senior notes with principal amount of $1,250 due 2028, the issuance of our 4.550% notes with aggregate principal amount of $850 due 2048, and the issuance of our common stock under the Equity Units stock purchase contracts. For additional information regarding our estimated contractual obligations and commitments, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
We carried out an evaluation as of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2018, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2018 to July 31, 2018	462,478	$245.19	460,357	$6,270
August 1, 2018 to August 31, 2018	535,443	261.48	532,643	6,131
September 1, 2018 to September 30, 2018	538,890	269.17	537,700	5,986
	1,536,811		1,530,700

1
Total number of shares purchased includes 6,111 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2018, we repurchased 1,530,700 shares at a cost of $397 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director's most recent authorized increase to the program was $5,000 on December 7, 2017. Between October 1, 2018 and October 18, 2018, we repurchased 347,500 shares at a cost of $95, bringing our current availability to $5,891 at October 18, 2018. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

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

10.2	*	(k) Second Amendment, effective August 6, 2018, to the 2017 Anthem Incentive Compensation Plan.

10.4	*	(c) Third Amendment, dated August 27, 2018, to the Anthem, Inc. Executive Agreement Plan.

10.9	*	(d) Form of Employment Agreement between the Company and Prakash Patel, incorporated by reference to Exhibit 10.9(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: October 31, 2018	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 31, 2018	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)