Form 10-K
period 2018-12-31
Anthem, Inc.
filed 2019-02-20
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-16751
ANTHEM, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 VIRGINIA AVENUE INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204 (Zip Code)
Registrant’s telephone number, including area code: (800) 331-1476
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 29, 2018 was approximately $61,871,738,688.
As of February 7, 2019, 257,011,928 shares of the Registrant’s Common Stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2019.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2018

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia, unless the context otherwise requires.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, and the ultimate outcome of legal challenges to the ACA; trends in healthcare costs and utilization rates; our ability to contract with providers on cost-effective and competitive terms; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services, or CMS, Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation, or Cigna, and us related to the merger agreement between the parties, including our claim for damages against Cigna, Cigna’s claim for payment of a termination fee and other damages against us, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial condition; non-compliance by any party with the pharmacy benefit management services agreement between Express Scripts, Inc., or Express Scripts, and us, as well as any agreements governing the transition of pharmacy benefit management services provided to us from Express Scripts to CaremarkPCS Health, L.L.C., a subsidiary of CVS Health Corporation, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including CMS; medical malpractice or professional liability claims or other risks related to healthcare services and pharmacy benefit management services provided by our subsidiaries; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; large scale medical emergencies, such as future public health epidemics and catastrophes; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; changes in U.S. tax laws; intense competition to attract and retain employees; and, various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 40 million medical members through our affiliated health plans as of December 31, 2018. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 25 states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers health maintenance organization, or HMO, products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. At the time of acquisition, through its Medicare Advantage Plans, America’s 1st Choice served approximately one hundred and thirty-five thousand members in 25 Florida and 3 South Carolina counties. This acquisition aligned with our plans for continued growth in the Medicare Advantage and Special Needs populations.
In October 2017, we established a new pharmacy benefits manager, or PBM, called IngenioRx, and entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, to begin offering PBM solutions (the “CVS PBM Agreement”), which coincides with the conclusion of our current PBM agreement with Express Scripts, Inc. or Express Scripts, (the “ESI PBM Agreement”). In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019 due to the recent acquisition of Express Scripts by Cigna Corporation, or Cigna. As a result of exercising our early termination right, the ESI PBM Agreement will now terminate on March 1, 2019, and the twelve-month transition period to migrate the business begins on March 2, 2019. At that time CVS Health is able to begin providing certain PBM services to IngenioRx pursuant to the CVS PBM Agreement. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches. Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In May 2017, we announced that we were terminating the Agreement and Plan of Merger, or Cigna Merger Agreement, between us and Cigna. Both we and Cigna have commenced litigation against the other seeking various actions and damages, including Cigna’s damage claim for a $1.850 billion termination fee pursuant to the terms of the Cigna Merger Agreement. For additional information about the ongoing litigation related to the Cigna Merger Agreement, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

At Anthem, we believe in working together to achieve our mission of improving lives and communities, simplifying healthcare and expecting more. As we seek to accomplish these goals through a collaborative focus on execution and delivering for those we serve, our vision is to be the most innovative, valuable and inclusive health partner. We focus on ensuring quality products and services that give members access to the care they need. With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Leadership – Redefine what is possible
•Community – Committed, connected, invested
•Integrity – Do the right thing, with a spirit of excellence
•Agility – Delivery today, transform tomorrow
•Diversity – Open your hearts and minds
By striving to live our values each day and in every interaction, we are committed to simplifying as well as radically reinventing the healthcare experience for all Americans.
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
The increased focus on healthcare costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high-quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network physicians and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the healthcare system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians, or PCPs, to coordinate their care and approve any specialist or other services.
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

For our fully-insured products, we charge a premium and assume the risk for the cost of covered healthcare services. Under self-funded products, we charge a fee for services and the employer or plan sponsor reimburses us for the healthcare costs. In addition, we charge a premium to underwrite stop loss insurance for Local Group and National Account employers that maintain self-funded health plans.
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP®. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded America’s 1st Choice, Amerigroup, CareMore, HealthSun, and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs.
We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer on-exchange products through state- or federally-facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal subsidies are available for certain members, subject to income and family size, who purchase public exchange products.
Being a licensee of the BCBS association of companies, of which there were 36 independent primary licensees as of December 31, 2018, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.
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

The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue for the next several years as elected officials at the national and state levels continue to propose and enact significant modifications to existing laws and regulations, including the reduction of the individual mandate penalty to zero effective January 1, 2019, elimination of funding for cost-sharing subsidies made available for qualified individuals, and changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the December 2018 decision of the U.S. District Court for the Northern District of Texas, Fort Worth Division invalidating the ACA (the “2018 Texas District Court ACA Decision”), which judgment has been stayed pending appeal, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as additional guidance is made available and any further developments or judicial rulings occur. For additional discussion, see “Regulation,” herein and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
In addition to the external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership which can change as a result of the quality and pricing of our health benefits products and services, economic conditions, changes in unemployment, acquisitions, entry into new markets and expansions in or exits from existing markets. Our reduced participation in the Individual ACA-compliant market in 2018 led to a decrease in our fully-insured membership which was partially offset by an increase in our self-funded membership. We believe the self-funded portion of our group membership base will continue to increase as a percentage of total group membership. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Private exchanges have gained visibility in the market based on the promise of helping employers reduce costs, increase consumer engagement and manage the complexities created by the ACA and other market forces. While private exchanges have been a distribution channel in the Medicare and Individual markets for some time, in more recent years the Commercial market has received an increased level of attention from the consulting and broker communities as well as health insurance carriers. In response, we have continued our broad-based strategy of offering our own private exchange, Anthem Health Marketplace, a consumer experience platform, to groups, while also participating in four large national consultant-led exchanges, several regional broker-led exchanges and various Individual, Commercial and Medicare exchanges. To date, adoption levels in the Commercial market overall have been lower than analyst predictions. While the ultimate volume, pace of growth and winning business models remain highly uncertain in this space, we continue to believe we are well positioned to adapt with the market as it evolves.
During 2018, we strategically reduced our participation in the Individual ACA-compliant market. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 73 of the 143 rating regions in which we operate.
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnering with providers to lower cost and improve the quality of healthcare for our members and we continue to develop new and innovative ways to effectively manage risk and engage our members. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to capitalize on new opportunities to drive growth in our existing markets and expand into new markets in the future.
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
In pursuing our vision of being the most innovative, valuable and inclusive partner, we intend to transform healthcare by providing trusted and caring solutions and delivering quality products and services that give customers access to the care they need. At the same time, we will focus on earnings, organic membership growth, improvements in our operating cost structure, strategic acquisitions and the efficient use of capital.
Significant Transactions
The significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have influenced or will influence how we conduct our business operations include:

•	Acquisition of America’s 1st Choice (2018);

•	Acquisition of HealthSun Health Plans, Inc., or HealthSun (2017);

•	Acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare (2015);

•
Use of Capital—Board of Directors declarations of dividends on our common stock (2013 through January 2019); repurchases of our common stock (2019 and prior); and debt repurchases and new debt issuances (2018 and prior); and

•	Divestiture of 1-800 CONTACTS, Inc. (2014).

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
At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that the quality and price of our products, support services, reputation and prior relationships, along with a reasonable commission structure are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to those of our competitors in all of our markets. Typically, we are the largest competitor in each of our BCBS branded markets and, thus, are a closely-watched target by other insurance competitors.
Reportable Segments
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. During the fourth quarter of 2018, we reclassified certain ancillary businesses to align how our segments are currently being managed. Prior year amounts have been reclassified for comparability. Current reportable segments may change in the future.
Our Commercial & Specialty Business and Government Business segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products.
Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP®. Medicaid makes federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Our Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with end stage renal disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with, and in some cases approved by, state insurance departments. Most of the premium for Medicare Advantage is paid directly by the federal government on behalf of the participant who may also be charged a small premium. Additionally, through our alliance partnership engagements with larger provider groups and BCBS plans, we offer a variety of Medicaid services that include joint ventures, administrative service offerings, and full-risk arrangements. NGS acts as a Medicare contractor for the federal government in several regions across the nation.

Our Other segment includes certain eliminations and corporate expenses not allocated to either of our other reportable segments.
Through our participation in various federal government programs, we generated approximately 19.8%, 17.8% and 18.2% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
 Products and Services
A general description of our products and services is provided below:
Preferred Provider Organization:    PPO products offer the member an option to select any healthcare provider, with benefits reimbursed by us at a higher level when care is received from a participating network provider. Increasingly, customers are choosing our PPO products offered with an exclusive provider organization which eliminates coverage out of network. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.
Consumer-Driven Health Plans:    CDHPs provide consumers with increased financial responsibility, choice and control regarding how their healthcare dollars are spent. Generally, CDHPs combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which may result in tax benefits to the employee. Some or all of the dollars remaining in the personal care account at year-end can be rolled over to the next year for future healthcare needs.
Traditional Indemnity:    Indemnity products offer the member an option to select any healthcare provider for covered services. Coverage is subject to deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.
Health Maintenance Organization:    HMO products include comprehensive managed care benefits, generally through a participating network of physicians, hospitals and other providers. A member in one of our HMOs must typically select a PCP from our network. PCPs generally are family practitioners, internists or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary healthcare services. We offer HMO plans with varying levels of co-payments, which result in different levels of premium rates.
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
 BlueCard®:    BlueCard® is a national program that links participating healthcare providers and independent BCBS plans. BlueCard® host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan serviced by a non-Anthem controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard®

host members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
 Medicare Plans:    We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D Prescription Drug Plans, or Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans, or MMPs. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage Special Needs Plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare, which was established as a result of the passage of the ACA. We offer these plans to customers through our health benefit subsidiaries throughout the country, including America’s 1st Choice, Amerigroup, CareMore, HealthSun and Simply Healthcare.
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
 Medicaid Plans and Other State-Sponsored Programs:    We have contracts to serve members enrolled in publicly funded healthcare programs, including Medicaid; ACA-related Medicaid expansion programs; Temporary Assistance for Needy Families, or TANF; programs for seniors and people with disabilities, or SPD; Children’s Health Insurance Programs, or CHIP; and specialty programs such as those focused on long-term services and support, or LTSS, HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities, or ID/DD programs. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. TANF is a state and federally funded program designed for the population consisting primarily of low-income children and their guardians. SPD is a federal income supplement program designed for Supplemental Security Income recipients; however, states can broaden eligibility criteria. This population consists of low-income seniors and people with disabilities. CHIP is a state and federally funded program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and refers to the delivery of long-term services and support for our members who receive home and community- or institution-based services for long-term care. Our HIV/AIDS program is a state and federally sponsored program that provides services to those living with HIV/AIDS. Our Foster Care program is a state and federally sponsored program serving children with complex needs within the foster care system. Our Behavioral Health program is a state and federally sponsored program providing services to those with mental health and/or substance abuse disorders. ID/DD is a state and federally sponsored program serving those living with limitations in intellectual functioning and adaptive behavior learning disabilities. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. We provide Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New York, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Washington D.C.
 Pharmacy Products:    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network, prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts under a ten-year contract, excluding our HealthSun and America’s 1st Choice subsidiaries, our CareMore operations in the state of Arizona and certain self-insured members who have exclusive agreements with different PBM service providers. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions, set drug benefit design strategy and provide front line member support. In October 2017, we established a new PBM, called IngenioRx, and entered into a five-year agreement with CVS Health to begin offering PBM solutions upon the conclusion of the current ESI PBM Agreement. As part of the CVS PBM Agreement, and consistent with our strong reputation as a leader in healthcare delivery, we will drive clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management, and retail network strategy. We will delegate certain administrative services, including claims processing and prescription fulfillment, to CVS Health. Our current ESI PBM Agreement will terminate on March 1, 2019, and the twelve-month transition provided for in the ESI PBM Agreement to migrate the services begins on March 2, 2019. At that time CVS Health is able to begin providing certain PBM services to IngenioRx. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing. For additional information, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
 Life Insurance:    We offer an array of competitive individual and group life insurance benefit products to both Large Group and Small Group customers in conjunction with our health plans. The life products include term life and accidental death and dismemberment.
 Disability:    We offer short-term and long-term disability products, usually in conjunction with our health plans.
 Radiology Benefit Management:    We offer outpatient diagnostic imaging management services to health plans which promote the most appropriate use of clinical services to improve the quality of care delivered to members. These services include utilization management for advanced diagnostic imaging procedures, network development and optimization, patient safety, claims adjudication and provider payment.
 Personal Health Care Guidance:    We offer evidence-based and analytics-driven personal healthcare guidance. These services help improve the quality, coordination and safety of healthcare, enhance communications between patients and their physicians, and reduce medical costs.
 Dental:    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. Our members also have access to additional dental providers through our participation in the National Dental GRID, a national dental network developed by and for BCBS plans. The National Dental GRID includes dentists in all 50 states and the District of Columbia and provides multi-state customers with a national solution providing in-network discounts across the country. Additionally, we offer managed dental services to other healthcare plans to assist those plans in providing dental benefits to their customers.
 Vision Services and Products:    Our vision plans include networks within the states in which we operate. Many of the vision benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis.
 Medicare Administrative Operations:    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor for the federal government providing administrative services for the Medicare program, Parts A and B, which generally provides coverage for persons who are 65 or older and for persons who are under 65 and disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other healthcare facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.
 Networks and Provider Relations
Our relationships with physicians, hospitals and professionals that render healthcare services to our members are guided by local, regional and national standards for network development, reimbursement and contract methodologies. While following industry standards, we are simultaneously seeking to lead transformation efforts within our healthcare system, moving from a fragmented model premised on episodic intervention to one based on proactive, coordinated care built around the needs of the patient. A key element of this transformation involves a transition from traditional fee-for-service payment models to models where providers are paid based on the value, both in quality and affordability, of the care they deliver.
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
Our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by healthcare outcomes, quality and cost. Our Enhanced Personal Health Care program augments traditional fee-for-service with shared savings opportunities for providers when actual healthcare costs are below projected costs, and providers meet specific quality measures. The quality measures are based on nationally accepted, credible standards (e.g., NCQA, the American Diabetes Association and the American Academy of Pediatrics) and span preventive, acute and chronic care. We understand, however, that payment incentives alone are insufficient to create the large-scale, system-wide transformation required to achieve meaningful impacts on cost, quality and member experience. Accordingly, we invested in care delivery transformation and population health management support structures to help providers succeed under value-based payment models. This support includes our web-based population health management technology and teams of dedicated practice consultants who work alongside providers, sharing best practices, and helping them leverage our data to the benefit of their patients. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit (e.g., purchasing an electronic health record or hiring care management nurses), all of which have been shown to reduce healthcare costs and improve care outcomes. Since the launch of Enhanced Personal Health Care, we now have arrangements with provider organizations covering 52% of our PCPs and have rolled this program out in each of the fourteen states where we operate as a licensee of the BCBSA.

Medical Management Programs
Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost-effective medical care. These medical management activities and programs are administered and directed by physicians and nurses. The goals of our medical management strategies are to ensure that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate setting. The following is a general description of our medical management programs, which are available to our members depending on the particular plan or product in which they participate:
Precertification:    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the services being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for common high-tech radiology studies, including cardiac diagnostic testing, addressing an area of historically significant cost trends. Through our American Imaging Management, Inc. subsidiary, doing business as AIM Specialty Health, or AIM, we promote appropriate, safe and affordable member care in imaging, as well as oncology and sleep management. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage our provider communities and members in more effective and efficient use of outpatient services.
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
Case Management:    We have implemented a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention to manage their healthcare needs. The registered nurses and medical directors focus on members likely to be readmitted to the hospital and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home. We are also working to move increasing aspects of this work to the providers we work with via our provider collaboration efforts, a set of capabilities, offerings, programs and products that help us partner with providers to leverage data, insights and technology to deliver the right care, at the right time, in the right place.
Formulary management:    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee of physicians uses scientific and clinical evidence to ensure that our members have access to the appropriate drug therapies.
Medical policy:    A medical policy group determines our national policy for the application of new medical technologies and treatments. This group is comprised of internal and external physician leaders from various specialties and areas of the country, working in cooperation with academic medical centers, practicing community physicians and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and Prevention and the American Cancer Society.
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

Service management:    In HMO and POS networks, PCPs serve as the overall coordinators of members’ healthcare needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, members have access to network physicians without a PCP serving as the coordinator of care.
Provider Cost Comparison Tools: Through Estimate Your Cost, Anthem Care Comparison and other tools, our members can compare cost estimates and quality data for common services at contracted providers, with cost estimates for facility, professional and ancillary services. These cost estimates bundle related services typically performed at the time of the procedure, not just for the procedure itself. Users can review cost data for over 400 procedures in 50 states. Members can also estimate out-of-pocket costs based on a member’s own benefit coverage, deductible, and out-of-pocket maximum. We also offer information on overall facility ratings and patient experience using trusted third-party data. We continue to work on enhancing and evolving our tools to assist members in making informed and value-based healthcare decisions. In addition, we collaborate with an external independent vendor to support employers wanting to purchase a consumer engagement web solution with certain additional functionality.
Personal Health Care Guidance:    These services help improve the quality, coordination and safety of healthcare, enhance communications between patients and their physicians, and reduce medical costs. Examples of services include member and physician messaging, providing access to evidence-based medical guidelines, physician quality assessment, and other consulting services.
Anthem Health Guide: Anthem Health Guide integrates customer service with clinical and wellness coaching to provide easier navigation of healthcare services for our members. Members are supported by a team of nurses, coaches, educators, and social workers using voice, click-to-chat, secure email and mobile technology. Our Smart Engagement Platform supports this integrated team using our smart engagement triggers for speech recognition, preventative and clinical gaps in care and highlighting when we have members who are identified for current healthcare support. Anthem Health Guide is fully integrated with our specialty products, such as dental, vision and other supplemental products, to ensure members can optimize their benefits.
Anthem Whole Health Connection: Anthem Whole Health Connection is focused on whole person health and connects medical, pharmacy, dental, vision, disability and supplemental health clinical and claims data to proactively identify health issues and engage our members with their health providers in new ways to deliver better healthcare experience and lower cost. Anthem Whole Health Connection is included with Anthem health benefits and one or more of the pharmacy, dental, vision, life, disability or supplemental health coverage plans.
Care Management Programs
We continue to expand our 360º Health suite of integrated care management programs and tools. 360º Health offers the following programs, among others, which are available to our members depending on the particular plan or product in which they participate, and have been proven to increase quality and reduce medical costs for our members:
ConditionCare and FutureMoms are care management and maternity management programs that serve as adjuncts to physician care. Skilled nurse professionals with added support from our team of dietitians, social workers, pharmacists, health educators and other health professionals help participants understand their condition, their doctor’s orders and how to become a better self-manager of their condition. We also offer members infertility consultation through our SpecialOffers@Anthem program, a comprehensive and integrated assembly of discounted health and wellness products and services from a variety of the nation’s leading retailers.
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
Case Management is an advanced care management program that reaches out to participants with multiple healthcare issues who are at risk for frequent and high levels of medical care in order to offer support and assistance in managing their healthcare needs. Case Management identifies candidates through claims analysis using predictive modeling techniques, the use of health risk assessment data, utilization management reports and referrals from a physician or one of our other programs, such as the 24/7 NurseLine.
MyHealth Advantage utilizes integrated information systems and sophisticated data analytics to help our members improve their compliance with evidence-based care guidelines, providing personal care notes that alert members to potential gaps in care, enable more prudent healthcare choices, and assist in the realization of member out-of-pocket cost savings. Key opportunities are also shared with physicians through Availity® at the time of membership eligibility verification. Availity® is an electronic data interchange system that allows for the exchange of health information among providers over a secure network.
MyHealth Coach provides our members with a professional guide who helps them navigate the healthcare system and make better decisions about their well-being. MyHealth Coach proactively reaches out to people who are at risk for potentially serious health issues or have complex healthcare needs. Our health coaches help participants understand and manage chronic conditions, handle any health and wellness related services they need and make smart lifestyle choices.
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
Employee Assistance Programs provide 24/7 telephonic support for personal and crisis events. Members also gain access to many resources that allow support within work and personal life by providing quick and easy access to confidential resources to help meet the challenges of daily life. Examples of services available include counseling, referral assistance with child care, health and wellness, financial issues, legal issues, adoption and daily living.
Healthcare Quality Initiatives
Increasingly, the healthcare industry is able to define quality healthcare based on preventive health measurements, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to work with our network physicians and hospitals to improve the quality and outcomes of the healthcare services provided to our members. Our ability to promote quality medical care has been recognized by NCQA, the largest and most respected national accreditation program for managed care health plans.
Several quality healthcare measures, including the Healthcare Effectiveness Data and Information Set, or HEDIS®, have been incorporated into NCQA’s accreditation processes. HEDIS® measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For health plans, NCQA’s highest accreditation status of Excellent is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS® results that are in the highest range of national or regional performance. Details for each of our plans’ accreditation levels can be found at www.ncqa.org.
Our wholly-owned health outcomes research subsidiary, HealthCore, Inc., or HealthCore, generates consistent and actionable evidence to support decision making while helping to guide fresh initiatives for a range of stakeholders in the healthcare industry. By leveraging a rich array of medical and pharmacy utilization data queried from administrative claims, patient surveys, medical charts and laboratory diagnostics, among other health records, HealthCore’s multi-disciplinary research teams uncover a broad spectrum of safety, effectiveness, pharmacoepidemiology, and health economics evidence. HealthCore’s real world evidence and comparative effectiveness research, among other data, has played roles in the product planning and development campaigns of biotechnology and pharmaceutical companies and today it lists most of the leading biologics and drug manufacturers as clients or alliance partners. Its health plan research has led to better insights into evidence-based treatment approaches, the development of value-based initiatives to drive access and adherence to treatment, and the crafting of incentives to modify patient and provider behavior. One of HealthCore’s predominant initiatives is its governmental and academic collaborations that include cooperation with some of the country’s top institutions and federal agencies, including the Food and Drug Administration, or FDA, Patient-Centered Outcomes Research Institute and the National Institutes of Health. HealthCore is also an active contributor to the FDA’s medical product safety surveillance Sentinel program. Additionally, HealthCore has taken a thought-leadership position in the development of pragmatic clinical trials. As a notable contributor to the health outcomes evidence base, HealthCore’s research findings are broadly disseminated during presentations at national and international medical meetings and are published in a variety of respected peer-reviewed medical and health services journals.
Our AIM subsidiary supports quality by implementing clinical appropriateness and patient safety solutions for advanced imaging procedures, cardiology, sleep medicine, specialty pharmaceuticals, medical oncology, radiation therapy and musculoskeletal services. These programs, based on widely accepted and evidence-based clinical guidelines, promote the most appropriate use of clinical services to improve the quality of overall healthcare delivered to our members and members of other health plans that are covered under AIM’s programs. To provide additional impact to its clinical appropriateness program, AIM has also implemented a provider assessment program, OptiNet®, which promotes more informed selection of diagnostic imaging and testing facilities by providing cost and facility information to physician offices at the point that a procedure is ordered. We have also leveraged AIM’s provider network assessment information to proactively engage and educate our members about imaging providers and sleep testing choices based on site capabilities and cost differences. This program is another example of how we facilitate improvements in the quality of care provided to our members and promote cost-effective medical care.
Pricing and Underwriting of Our Products
We price our products based on our assessment of current healthcare claim costs and emerging healthcare cost trends, combined with charges for administrative expenses, risk and profit, including charges for the ACA taxes and fees, where applicable. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our profitability goals and strategies.
In applying our pricing to each employer group and customer, we maintain consistent, competitive, disciplined underwriting standards. We employ our proprietary accumulated actuarial and financial data in determining underwriting and pricing parameters for both our fully-insured and self-funded businesses.
In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. For fully-insured business, any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience or charged against future favorable experience.
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
Regulation
General
Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. healthcare system have been and will continue to be significantly affected by the ACA and subsequent legislative and regulatory changes at the federal and state levels. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

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
 States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any jurisdiction, we generally would have to obtain such a certificate or authorization to expand the operations permitted under an existing certificate if we already operate in the state. The time necessary to obtain such a certificate varies from jurisdiction to jurisdiction. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand or invalidate the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Ongoing Requirements and Changes Stemming from the ACA
The ACA significantly changed health insurance markets by prohibiting lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum medical loss ratio, or MLR, provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. In addition, the ACA also required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public exchanges for

Individuals and Small Groups, the availability of premium and cost-sharing subsidies for qualified individuals, and expansions in eligibility for Medicaid. Changes to our business environment are likely to continue for the next several years as elected officials at the national and state levels continue to propose and enact significant modifications to existing laws and regulations, including the reduction of the individual mandate penalty to zero effective January 1, 2019, elimination of funding for cost-sharing subsidies made available for qualified individuals, and changes to taxes and fees. Also, the legal challenges regarding the ACA, including the ultimate outcome of the 2018 Texas District Court ACA Decision, could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In general, the Individual market risk pool that includes public exchange markets has become less healthy since its inception in 2014. The reduction of the individual mandate penalty to zero, effective in 2019, is also expected to result in further deterioration of the overall Individual market risk pool. In June 2018, the U.S. Department of Labor, or DOL, released a final rule on association health plans, and in August 2018, the DOL, the U.S. Department of Treasury, or TRE, and the U.S. Department of Health and Human Services, or HHS, issued a final rule on short-term limited duration insurance. In October 2018, the DOL, TRE and HHS issued a proposed rule on health reimbursement accounts, and in January 2019, HHS issued a proposed rule for the Notice of Benefit and Payment Parameters for 2020. Additionally, in October 2018 HHS issued guidance on waivers pursuant to Section 1332 of the ACA, which aims to allow states to create waiver programs allowing premium subsidies to be used for non-ACA products. These regulations and guidance may provide additional opportunities for individuals, sole proprietors and small employers to access more affordable health coverage options, but may also result in additional adverse risk selection. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and strategically reduced our participation footprint, and we will continue to evaluate the performance of our public exchange plans going forward. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
Further, implementation of the ACA brings with it significant oversight responsibilities by health insurers that may result in increased governmental audits, increased assertions of False Claims Act violations, and an increased risk of other litigation.
Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly. Some of the more significant ACA rules are described below:

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
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D prescription drug plans or Medicare Part D plans. Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan’s MLR is below 85% for five consecutive years.

HHS also finalized a rule in April 2016 that requires state Medicaid programs to set managed care capitation rates such that a minimum 85% MLR is projected to be achieved. However, this rule does not require states to collect remittances if the minimum MLR is not achieved.
Approximately 58.7% and 22.0% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2018. Approximately 61.3% and 21.5% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2017.

•
The ACA created an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star Ratings System, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the star ratings system can be modified by CMS annually. As of December 31, 2018, all of our Medicare Advantage plans have received a rating of 3.0 or higher.

•
Regulations require premium rate increases to be reviewed for Small Group and Individual products above specified thresholds, 10% for 2018 and 15% for 2019, and may be adjusted from time to time. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program or in federal enforcement states, in which cases HHS will conduct the reviews for any rate increase.

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

•
In 2014 significant new taxes and fees became effective for health insurers, some of which may or may not be passed through to customers. The most significant of the taxes and fees is the annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $11.3 billion for 2016, was suspended for 2017, had resumed and increased to $14.3 billion for 2018 and is suspended for 2019. The HIP Fee is scheduled to go back into effect for 2020.

•
Medicare Advantage reimbursement rates will not increase as much as they would otherwise due to the payment formula promulgated by the ACA that continues to impact reimbursements. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS is also proposing changes to its program that audits data submitted under the risk adjustment programs in a way that could increase financial recoveries from plans.

Pharmacy Benefit Manager Regulation
A number of proposals are being considered at the federal and state levels that would increase regulation of pharmacy benefit managers. Such proposals under consideration include (1) proposed federal regulation of drug rebates that would narrow the types of rebates that are allowed in public programs and require rebates to be reflected at the point-of-sale, (2) proposed federal regulation that would tie Medicare reimbursement for physician-administered drugs to prices paid in other countries, and (3) proposed reforms to the Medicare drug benefit, such as reducing the number of drugs that must be covered in protected classes and beneficiary cost-sharing changes that aim to lower out-of-pocket costs. These reforms have the potential to have broad impacts on our pharmacy benefit business.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, includes a number of financial reforms and regulations that affect our business and financial reporting, including margin requirements and reporting and clearing transactions for our investments in derivative instruments. In addition, the Dodd-Frank Act creates a Federal Insurance Office with limited powers that include information-gathering and subpoena authority for certain parts of our business, including life insurance, but excluding health insurance. There remains uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies, and the full extent of the impact of the requirements on our operations is unclear, especially in light of the Trump administration’s January 2017 executive order calling for a full review of the Dodd-Frank Act and the regulations promulgated thereunder.
HIPAA and Gramm-Leach-Bliley Act
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed renewability of healthcare coverage for most group health plans and certain individuals. Also, the law limited exclusions based on preexisting medical conditions.
The administrative simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic healthcare transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Additional federal privacy and security requirements, including breach notification, improved enforcement, and additional limitations on use and disclosure of protected health information were passed through the Health Information Technology for Economic and Clinical Health, or HITECH, Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations. States are also passing privacy and security requirements, such as the California Consumer Privacy Act, which may limit our use and disclosure of member data and impose additional breach notification requirements.
The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In addition, a number of states have adopted data security laws and/or regulations governing data security and/or requiring security breach notification, which may apply to us in certain circumstances.
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the DOL. ERISA regulates certain aspects of the relationships between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act, or RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2018, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC requirements.
Guaranty Fund Assessments
Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments against insurance companies that issue policies of accident or sickness insurance are made retrospectively. Some states permit insurers to recover assessments paid through full or partial premium tax offsets or through future policyholder surcharges. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments are likely to occur.
Employees
At December 31, 2018, we had approximately 63,900 full-time employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.
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
If we fail to appropriately predict, price for and manage healthcare costs, the profitability of our products could decline, which could materially adversely affect our business, cash flows, financial condition and results of operations.
Our profitability depends in large part on accurately predicting healthcare costs and on our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing healthcare costs. Changes in healthcare practices, demographic characteristics including the aging population, inflation, new technologies and therapies, increases in the cost and number of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of healthcare may adversely affect our ability to predict and manage healthcare costs, as well as our business, cash flows, financial condition and results of operations. Future modifications to, or enactment of, laws and regulations that impact our product pricing and required product benefits may also impact our profitability in future periods.
Relatively small differences between predicted and actual healthcare costs as a percentage of premium revenues can result in significant changes in our results of operations. In general, healthcare benefit costs in excess of our cost projections reflected in our fully insured product pricing cannot be recovered in the current premium period through higher premiums. Although federal and state premium and risk adjustment mechanisms could help offset healthcare benefit costs in excess of our projections if our assumptions (including assumptions for government premium and risk adjustment payments) utilized in setting our premium rates are significantly different than actual results, our income statement and financial condition could still be adversely affected.
In addition to the challenge of managing healthcare costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, we must submit data on all proposed rate increases to HHS for monitoring purposes on many of our products. In addition, the ACA includes an annual rate review requirement to prohibit unreasonable rate increases, and our plans may be excluded from participating in the public exchanges if they are deemed to have a history of “unreasonable” rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates, including retroactive decreases in Medicaid reimbursement rates, delays in premium payments or reimbursement rate increases for government-sponsored programs that are lower than the increase in cost of care trends. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.
The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
Our profitability is also dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and other healthcare providers. Physicians, hospitals and other healthcare providers may elect not to contract with us, and the failure to secure or maintain cost-effective healthcare provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among healthcare providers, ACO practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose, as well as the ability of larger employers to contract directly with providers, may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, which could adversely affect our business, cash flows, financial condition and results of operations.
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
The ongoing changes to the ACA and related laws and regulations could adversely affect our business, cash flows, financial condition and results of operations.
The ongoing changes in federal and state laws and regulations stemming from the ACA, including the steps that have been taken to amend, repeal and limit the scope and application of the ACA, continue to represent significant challenges to the U.S. healthcare system. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on our business, including, but not limited to, our products, services, processes and technology, and on our relationships with current and future customers and healthcare providers. The legal challenges regarding the ACA, including the 2018 Texas District Court ACA Decision invalidating the ACA, which judgment has been stayed pending appeals, continue to contribute to this uncertainty, which could significantly impact the market for our products, the regulations applicable to us and the fees and taxes payable by us. In addition, the ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and other industry participants, including the annual non-tax deductible HIP Fee. Further regulations and modifications to the ACA at the federal or state level, including a judicial invalidation of the ACA, will likely have significant effects on our business and future operations, some of which may adversely affect our results of operations and financial condition.
In general, the risk pool for the Individual market, which includes public exchange markets, has become less healthy since its inception in 2014. The reduction of the individual mandate penalty to zero, effective in 2019, is also expected to result in further deterioration of the overall Individual market risk pool. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and geographic participation, and we will continue to evaluate the performance of our public exchange plans, the future viability of the public exchanges and availability of federal subsidies, and may make further adjustments to our rates and participation going forward. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
For additional information related to the ACA, see Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
We are subject to significant government regulation, and changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations.
In addition to the ACA and efforts to modify the ACA, we face state and federal regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters. In addition, our PBM is also subject to an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy benefit manager. We must identify, assess and respond to new laws and regulations, as well as comply with the various existing laws and regulations applicable to our business. Changes in existing laws, rules and regulatory interpretation or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products we offer, restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals and implement changes in premium rates and require enhancements to our compliance infrastructure and internal controls environment.
Our insurance, managed healthcare and HMO subsidiaries are subject to extensive regulation and supervision by regulatory authorities in each state in which they are licensed or authorized to do business, in addition to regulation by federal agencies. Future regulatory action by state or federal authorities could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, a number of our subsidiaries are also subject to regulation by CMS and state Medicaid agencies, and to changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements, benefit coverage requirements and additional governmental participation, which could also adversely affect our business, cash flows, financial condition and results of operations.
In addition, under insolvency or guaranty association laws in most states, insurance companies can be assessed for certain obligations to policyholders and claimants of impaired or insolvent insurance companies. Some states have similar laws relating to HMOs and other payers such as consumer operated and oriented plans (co-ops) established under the ACA. We may experience assessments in the future if, for example, premiums established by other companies for their health insurance products, including certain long-term care products, are inadequate to cover the cost of care. Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations. We are not currently able to estimate our potential financial obligations, losses, or the availability of potential offsets associated with potential guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition and results of operations.
State legislatures will continue to focus on healthcare delivery and financing issues. State ballot initiatives can also be put to voters that would substantially impair our operating environment. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate cost increases. As such, some states have acted to reduce or limit increases to premium payments. Others have enacted, or are contemplating, significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. If enacted into law, these state proposals could have a material adverse impact on our business, cash flows, operations or financial condition.
A number of states in which we offer Medicaid products have not opted for Medicaid expansion under the ACA, at least for the present time. Where states allow certain programs to expire or have not opted for Medicaid expansion, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations significantly reduce Medicaid enrollment, this will negatively impact our Medicaid business.
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

We face competition in many of our markets, and if we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to compete and grow may be adversely affected.
As a health benefits company, we operate in a highly competitive environment and in an industry that is subject to significant changes from legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices by other health benefits organizations, technological advancements and market pressures brought about by an informed and organized customer base, particularly among large employers, which may increasingly have the ability to contract directly with providers. In addition, the PBM industry is highly competitive, and our PBM business will be subject to competition from owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, internet companies and other mail-order and long-term care pharmacies. These factors have produced and will likely continue to produce significant pressures on our profitability.
In addition, as a result of changes to traditional health insurance over the past several years, the health insurance industry has experienced a significant shift in membership to insurance products with lower margins. In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our specialty products, such as dental, vision and other supplemental products, expansion of non-ACA medical products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products from our competitors, our ability to profitably grow our business could be adversely affected.
We also will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants. Due to the price transparency provided by public exchanges and new market entrants, we face competitive pressures from new and existing competitors in the market for Individual health insurance. These risks may be enhanced if employers shift to defined contribution healthcare benefits plans and make greater utilization of private insurance exchanges or encourage their employees to purchase health insurance on the public exchanges. We can provide no assurance that we will be able to compete successfully on these exchanges or that we will be able to benefit from any opportunities presented by such exchanges. The elimination of the individual mandate penalty in the ACA, effective January 1, 2019, may further disrupt the public exchange markets. If we are not competitive on these exchanges or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely impacted.
We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our healthcare products, particularly with respect to individuals, seniors and small employer group customers. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address legislative changes, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors for these services or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.
A significant reduction in the enrollment in our health benefits programs, particularly in states where we have large regional concentrations, could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits programs could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; a general economic upturn that results in fewer individuals being eligible for Medicaid programs; a general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes, including the elimination of the individual mandate penalty in the ACA effective January 1, 2019; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.

The states in which we operate that have the largest concentrations of revenues include California, Florida, Georgia, Indiana, New York, Ohio, Texas and Virginia. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state-specific or regional economic downturns impacting these states. If any such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
A cyber attack or other privacy or data security incident could result in an unauthorized disclosure of sensitive or confidential information, cause a loss of data, disrupt a large amount of our operations, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations.

As part of our normal operations, we collect, process and retain certain sensitive and confidential information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of certain sensitive or confidential information, including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act and numerous state laws governing personal information. Our facilities and systems, and those of our third-party service providers, are regularly the target of, and may be vulnerable to, cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other threats.
We have been, and will likely continue to be, the target of attempted cyber attacks and other security threats. In February 2015, we reported the discovery that certain of our information technology systems had been the target of an external cyber attack, as more fully described under Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings – Cyber Attack Regulatory Proceedings and Litigation,” of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. We have incurred expenses to investigate and remediate this matter and expect to continue to incur expenses of this nature in the foreseeable future. Although the consolidated civil actions, state court cases and investigation by the Office of Civil Rights related to this cyber attack have been settled and dismissed, respectively, an ongoing investigation by a multi-state group of Attorneys General remains outstanding. We also may be subject to additional litigation and governmental investigations which could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities.
We cannot ensure that we will be able to identify, prevent or contain the effects of additional cyber attacks or other cybersecurity risks in the future that bypass our security measures or disrupt our information technology systems or business. We have security technologies, processes and procedures in place to protect against cybersecurity risks and security breaches. However, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures. Viruses, worms or other malicious software programs may be used to attack our systems or otherwise exploit any security vulnerabilities, and such security attacks may cause system disruptions or shutdowns, or may cause personal information or proprietary or confidential information to be misappropriated or compromised. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access remain a priority for us.
In addition, we use third-party technology, systems and services for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security, and these third-party providers may also experience security breaches or interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us.
Noncompliance with any privacy or security laws and regulations, or any security breach, cyber attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential member information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could result in interruptions to our operations, damage our reputation and cause membership losses, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed healthcare services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, ACA-related Medicaid expansion programs and various specialty programs. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members through our affiliated companies, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in MMPs in several states. These programs in our Government Business segment have been the subject of recent regulatory reform initiatives, including the ACA. It is difficult to predict the future impact of the ACA or other regulatory reforms on our Government Business segment due to the potential for further ACA modifications and other reforms. Regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
In addition, Medicare and Medicaid are subject to various MLR rules. Other potential risks associated with the Medicare Advantage and Medicare Part D plans include increased medical or pharmaceutical costs, overpayments identified as a result of ongoing auditing and monitoring activities, potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, and limited enrollment periods. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations. Finally, there is the possibility that the Medicare Advantage program could be significantly impacted by any future modification, repeal or replacement of the ACA.
Our revenue on Medicare policies is based on bids submitted to CMS in June the year before the contract year. Although we base the commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period, many factors may cause actual costs to exceed those estimated and reflected in premiums or bids. These factors may include medical cost inflation, increased use of services, increased cost of individual services, natural catastrophes or other large-scale medical emergencies, epidemics, the introduction of new or costly drugs, treatments and technologies, new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) or changes to other regulations and insured population characteristics. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results.

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
Further, the Medicare Advantage Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our results of operations, as higher-rated plans tend to experience increased enrollment and plans with a star rating of 4.0 or higher are eligible for quality-based bonus payments. Our star ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. Furthermore, the star rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. If we do not maintain or continue to improve our star ratings, fail to meet or exceed our competitors’ ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition and cash flows. Similarly, a number of state Medicaid programs in which we participate have implemented performance standards, and if we fail to meet or exceed those standards, we may not receive performance-based bonus payments or may incur performance-based penalties.
In addition to the contractual requirements affecting our participation in Medicaid and Medicare programs, we are also subject to various federal and state healthcare laws and regulations, including those directed at preventing fraud, abuse and discrimination in government-funded programs. Failure to comply with these laws and regulations could result in investigations, litigation, fines, restrictions on, or exclusions from, program participation, or the imposition of corporate integrity agreements or other agreements with a federal or state governmental agency, any of which could adversely impact our business, cash flows, financial condition and results of operations.
We are periodically subject to CMS audits of our Medicare Advantage Plans to validate the diagnostic data and patient claims, as well as audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor, or RAC. CMS has recently proposed changing these audits in a way that could increase financial recoveries from health plans. These audits could result in significant adjustments in payments made to our health plans. In addition to these federal programs, a number of states have implemented Medicaid RAC programs which were authorized by the ACA. State RAC programs could increase the number of audits and any subsequent recoupment by the federal and state governments, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a CMS or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
Our Medicare and Medicaid contracts are also subject to minimum MLR audits. If a Medicare Advantage, MMP or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.
In addition, there are an increasing number of investigations regarding compliance with various provisions of the ACA. These investigations are being conducted by CMS and other federal authorities as well as state regulators. As a result, we could be subject to multiple investigations of the same issue. These investigations, and any possible enforcement actions, could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.

A change in our healthcare product mix may impact our profitability.
Our healthcare products that involve greater potential risk generally tend to be more profitable than administrative services products and those healthcare products where the employer groups assume the underwriting risks. Individuals and small employer groups are more likely to purchase our higher-risk healthcare products because such purchasers are generally unable or unwilling to bear greater liability for healthcare expenditures. Typically, government-sponsored programs also involve our higher-risk healthcare products. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our cash flows, financial condition and results of operations.
We face risks related to litigation.
We are, or may in the future, be a party to a variety of legal actions that may affect our business, such as employment and employment discrimination-related suits, administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of healthcare benefits; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets (including as a result of the terminated Cigna Merger Agreement, or as more fully described under Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges to the award of government contracts by disappointed bidders. These investigations, audits and reviews include routine and special investigations by various state insurance departments, various federal regulators including CMS and the Department of Health and Human Services Office of Inspector General (HHS-OIG), state attorneys general, the Department of Justice (DOJ), and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
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
Further, litigation brought against the federal and some state governments over the ACA, including the 2018 Texas District Court ACA Decision, could have a material adverse effect on our business, cash flows, financial condition and results of operations as changes to, or the invalidation of, the ACA resulting from such litigation may be unfavorable to our business or may create uncertainty over the applicability and enforceability of portions of the law and related regulations, which impacts our strategy and could negatively impact our future growth opportunities.

Cigna’s pursuit of litigation in connection with the Cigna Merger Agreement, together with our own litigation against Cigna, could cause us to incur substantial costs, may present material distractions and, if decided adverse to Anthem, could negatively impact our financial condition.
As described in Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, in February 2017, Cigna commenced litigation against us in the Delaware Court of Chancery, or the Delaware Court, for a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful and seeking damages against us. We promptly filed our own litigation against Cigna seeking to compel Cigna’s specific performance of the Cigna Merger Agreement and damages against Cigna. In May 2017, after the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement, we delivered to Cigna a notice terminating the Cigna Merger Agreement. The litigation in Delaware continues. These lawsuits could result in substantial costs to us, including litigation costs and potential settlement and judgment costs. Further, due to the potential significance of the allegations and damages claimed by Cigna, we expect that our officers will continue to spend substantial time focused on the litigation. Our defense against Cigna’s claims, the pursuit of our claims or the settlement, or failure to reach a settlement, for any claims may result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
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
In particular, we are a party to agreements with each of Express Scripts and CVS Health for the provision of certain PBM services to our plans. In January 2019, we provided notice to Express Scripts terminating the ESI PBM Agreement effective March 1, 2019, with the twelve-month transition period provided for in the ESI Agreement to migrate the services beginning on March 2, 2019. The litigation between us and Express Scripts regarding the ESI PBM Agreement continues, as more fully described under Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Beginning March 2, 2019, CVS Health may begin providing certain PBM services to IngenioRx pursuant to the CVS PBM Agreement. In connection with the transition of PBM services to CVS Health, if either Express Scripts or CVS Health fails to provide adequate transition and PBM services as contractually required, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. For additional information on the agreement with CVS Health, see “Business - General,” in Part I, Item 1 of this Annual Report on Form 10-K.

There are various risks associated with providing healthcare services.
The direct provision of healthcare services by certain of our subsidiaries involves risks of additional litigation arising from medical malpractice actions based on our treatment decisions or brought against us or our physician associates for alleged malpractice or professional liability claims arising out of the delivery of healthcare and related services. In addition, liability may arise from maintaining healthcare premises that serve the public. If we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our business, cash flows, financial condition and results of operations.

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
Our PBM business and related operations are subject to a number of risks and uncertainties that are in addition to those we face in our core healthcare business.
Notwithstanding our arrangements with Express Scripts and CVS Health, we remain responsible to regulators and our customers for the delivery of those PBM services that we contract to provide. Our PBM business is subject to the risks inherent in the dispensing, packaging and distribution of pharmaceuticals and other healthcare products, including claims related to purported dispensing and other operational errors. Any failure by us or one of our PBM services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our PBM business to civil and criminal penalties.
Our PBM business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of internet and mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a PBM. In addition, the practice of pharmacy is subject to federal and state laws and regulation, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the FDA, and we and our third-party vendors are subject to registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with applicable laws and regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation and could expose us to civil and criminal penalties.
Our PBM business also would be adversely affected if we are unable to contract on favorable terms with pharmaceutical manufacturers, and we could suffer exposure to liabilities and reputational harm in connection with purported errors by mail order or retail pharmacy businesses.
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

Most of our regulated subsidiaries are subject to RBC standards imposed by their states of domicile. These laws are based on the RBC Model Act adopted by the National Association of Insurance Commissioners, or NAIC, and require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain the minimum RBC standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. Changes to the existing RBC standards or the adoption of an RBC requirement at the holding company level, which is currently being considered by the NAIC, could further restrict our or our regulated subsidiaries’ ability to pay dividends and adversely affect our business. In addition, as discussed in more detail below, we are a party to license agreements with the BCBSA which contain certain requirements and restrictions regarding our operations, including minimum capital and liquidity requirements, which could restrict the ability of our regulated subsidiaries to pay dividends.
Our regulated subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed maturity securities, mortgage loans, real estate and equity investments, which could generate higher returns on their investments. Failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital, and, in some instances, require the sale of those investments.
We have substantial indebtedness outstanding and may incur additional indebtedness in the future in connection with acquisitions or otherwise. Such indebtedness could adversely affect our ability to pursue desirable business opportunities and to react to changes in the economy or our industry, and exposes us to interest rate risk to the extent of our variable rate indebtedness.
Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate to meet scheduled debt service obligations, or may not be available on commercially reasonable terms.
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
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We are unable to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by us or on our overall financial condition or results of operations.
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
The health benefits industry is subject to negative publicity, which could adversely affect our business, cash flows, financial condition and results of operations.
The health benefits industry is subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives and the ongoing debate over the ACA. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by limiting our ability to market or provide our products and services, requiring us to change our products and services, or increasing the regulatory oversight under which we operate. In addition, as long as we use the BCBS names and marks in marketing our health benefits products and services, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Negative public perception or publicity of the health benefits industry in general, the BCBSA, other BCBSA licensees, or us or our key vendors in particular, could adversely affect our business, cash flows, financial condition and results of operations.
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
We use the BCBS names and marks as identifiers for our products and services under licenses from the BCBSA. Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, including: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the BCBS system in contracts with third parties and in public statements; plan governance requirements; cybersecurity requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to healthcare plans and related services within its service areas must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that at least two-thirds of a licensee’s annual combined national net revenue, as defined by the BCBSA, attributable to healthcare plans and related services must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.
The license agreements may be modified by the BCBSA. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2018, we provided services to approximately 30 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of a license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees of approximately 30 million as of December 31, 2018, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
The following are some of the risks associated with mergers, acquisitions, joint ventures and strategic alliances, referred to collectively as business combinations, that could have a material adverse effect on our business, cash flows, financial condition and results of operations:

•	some of the business combinations may not achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects and other anticipated benefits;

•	the goodwill or other intangible assets established as a result of our business combinations may be incorrectly valued or become non-recoverable;

•	we may assume liabilities that were not disclosed to us or which were underestimated;

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
The market values of our investments vary from time to time depending on economic and market conditions. For various reasons, we may sell certain of our investments at prices that are less than the carrying value of the investments. During periods in which interest rates are relatively low, as in recent years, our investment income could be adversely impacted. In addition, in periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. In periods of rising interest rates, the market values of our fixed maturity securities will generally decrease, which could result in material losses on investments in future periods. In addition, defaults by issuers, primarily from investments in corporate and municipal bonds, who fail to pay or perform their obligations, could reduce net investment income, which would adversely affect our profitability. We cannot assure you that our investment portfolios will produce positive returns or maintain their present values.
In accordance with FASB guidance for investments, we classify fixed maturity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Current and long-term available-for-sale investment securities represented a significant percentage of our total consolidated assets at December 31, 2018.
Changes in the economic environment, including periods of increased volatility in the securities markets, can increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Over time, the economic and market environment may provide additional insight into the value of our investment securities, which could change our judgment regarding the fair value of certain securities and/or impairment. Given the sometimes rapidly changing market conditions and the significant judgments involved, there is continuing risk that future declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.
Changes in U.S. tax laws and regulations could have a material adverse effect on our business, cash flow, financial condition and results of operations. In addition, we may not be able to realize the value of our deferred tax assets.
Changes in tax laws and regulations, including with respect to corporate tax rates and the deductibility of expenses, or changes in the interpretation of tax laws and regulations by federal and/or state authorities, could have a material impact on the future value of our deferred tax assets and deferred tax liabilities, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. These changes could have a material adverse effect on our business, cash flow, financial condition and results of operations.
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
Our success depends on our ability to attract and retain qualified employees to meet current and future needs, and to integrate and engage employees who have joined us through acquisitions. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We would be adversely affected if we fail to adequately plan for the succession of our President and Chief Executive Officer and other senior management and retention of key executives. While we have succession plans in place for members of our senior management, and employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract, transition and retain suitable successors.
Indiana law, other applicable laws, our articles of incorporation and bylaws, and provisions of our BCBSA license agreements may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interest.
Indiana law and our articles of incorporation and bylaws may delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider to be in their best interests. For instance, they may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
We are regulated as an insurance holding company and subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled, as well as similar provisions included in the health statutes and regulations of certain states where these subsidiaries are regulated as managed care companies or HMOs. The insurance holding company acts and regulations and these similar provisions restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes and regulations, without such approval or an exemption, no person may acquire any voting security of a domestic insurance company or HMO, or an insurance holding company which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company, insurance company or HMO. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Further, the Indiana Business Corporation Law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.
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
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA, in each state where Amerigroup conducts business and in certain other states where our other subsidiaries operate. A majority of these locations are also leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ANTM.”
Holders
As of February 7, 2019, there were 60,778 shareholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2018 to October 31, 2018	618,636	$273.13	612,200	$5,819
November 1, 2018 to November 30, 2018	443,657	277.54	438,100	5,697
December 1, 2018 to December 31, 2018	772,820	264.85	770,300	5,493
	1,835,113		1,820,600

1
Total number of shares purchased includes 14,513 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2018, we repurchased 6,783,692 shares at a cost of $1,685 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board’s most recent authorized increase to the program was $5,000 on December 7, 2017. Between January 1, 2019 and February 7, 2019, we repurchased 631,943 shares at a cost of $165, bringing our current availability to $5,328 at February 7, 2019. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2013 through December 31, 2018, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2013 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from S&P Global Market Intelligence, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	December 31,
	2013	2014	2015	2016	2017	2018
Anthem, Inc.	$100	$138	$156	$164	$260	$307
S&P 500 Index	100	114	115	129	157	150
S&P Managed Health Care Index	100	134	163	195	280	311

Based upon an initial investment of $100 on December 31, 2013 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five-year period ended December 31, 2018. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2018 included in Part II, Item 8 “Financial Statements and Supplementary Data,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31
	2018 [1]	2017 [1]	2016	2015 [1]	2014 [2]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[3]	$91,341	$89,061	$84,194	$78,405	$73,022
Total revenues	92,105	90,040	84,863	79,157	73,874
Income from continuing operations	3,750	3,843	2,470	2,560	2,560
Net income	3,750	3,843	2,470	2,560	2,570
Per Share Data
Basic net income per share - continuing operations	$14.53	$14.70	$9.39	$9.73	$9.28
Diluted net income per share - continuing operations	14.19	14.35	9.21	9.38	8.96
Dividends per share	3.00	2.70	2.60	2.50	1.75
Other Data (unaudited)
Benefit expense ratio[4]	84.2%	86.4%	84.8%	83.3%	83.1%
Selling, general and administrative expense ratio[5]	15.3%	14.2%	14.9%	16.0%	16.1%
Income from continuing operations before income tax expense as a percentage of total revenues	5.5%	4.4%	5.4%	5.9%	5.9%
Net income as a percentage of total revenues	4.1%	4.3%	2.9%	3.2%	3.5%
Medical membership (in thousands)	39,938	40,299	39,940	38,599	37,499
Balance Sheet Data
Cash and investments[6]	$22,639	$25,179	$23,263	$21,065	$22,062
Total assets	71,571	70,540	65,083	61,718	61,676
Long-term debt, less current portion	17,217	17,382	14,359	15,325	14,020
Total liabilities	43,030	44,037	39,982	38,673	37,425
Total shareholders’ equity	28,541	26,503	25,101	23,045	24,251

1
The net assets of and results of operations for America’s 1st Choice, HealthSun and Simply Healthcare are included from their respective acquisition dates of February 15, 2018, December 21, 2017 and February 17, 2015, respectively.

2
The operating results of 1-800 CONTACTS, Inc. are reported as discontinued operations at December 31, 2014 as a result of the divestiture completed on January 31, 2014. Included in net income for the year ended December 31, 2014 is income from discontinued operations, net of tax, of $10.

3	Operating revenue is obtained by adding premiums and administrative fees and other revenue.

4	The benefit expense ratio represents benefit expenses as a percentage of premium revenue.

5	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

6	Cash and investments is obtained by adding cash and cash equivalents, current and long-term fixed maturity securities and current and long-term equity securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 (In Millions, Except Per Share Data or As Otherwise Stated Herein)
 This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” “Anthem” or the “Company” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 40 medical members through our affiliated health plans as of December 31, 2018. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees in Louisiana, South Carolina and western New York. Through our subsidiaries, we also serve customers in over 25 states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. During the fourth quarter of 2018, we reclassified certain ancillary businesses to align how our segments are currently being managed. Prior year amounts have been reclassified for comparability.
Our operating revenue consists of premiums and administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue includes miscellaneous income other than premium revenue and administrative fees.
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
We classify certain claims-related costs as benefit expense to reflect costs incurred for our members’ traditional medical care, as well as those expenses which improve our members’ health and medical outcomes. These claims-related costs may be comprised of expenses incurred for: (i) medical management, including case and prospective utilization management; (ii) health and wellness, including disease management services for such conditions as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy such as identification and use of best clinical practices to avoid harm, identifying clinical errors and safety concerns, and identifying potential adverse drug interactions. These types of claims-related costs are designed to ultimately lower our members’ cost of care.
Our selling, general and administrative expenses consist of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Certain variable costs, such as premium taxes, vary directly with premium volume. Commission expense generally varies with premium or membership volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels and thus, associated compensation expense. Other variable costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members and our medical management and health and wellness programs. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market-driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, as well as advances in medical technology, may impose further risks to our ability to profitably underwrite our business, and may have a material adverse impact on our results of operations.
For additional information about our business and reportable segments, see Part I, Item 1, “Business” and in Note 19, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system, which we expect will continue to impact our business model and strategy. Also, the legal challenges regarding the ACA, including the ultimate outcome of the December 2018 decision of the U.S. District Court for the Northern District of Texas, Fort Worth Division invalidating the ACA (the “2018 Texas District Court ACA Decision”), which judgment has been stayed pending appeal, could significantly disrupt our business. During 2018, we strategically reduced our participation in the Individual ACA-compliant market. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 73 of the 143 rating regions in which we operate.
In October 2017, we established a new pharmacy benefits manager, or PBM, called IngenioRx, and entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, to begin offering PBM solutions upon the conclusion of our current PBM Agreement with Express Scripts Inc., or Express Scripts. The twelve-month transition period to migrate the services from Express Scripts begins March 2, 2019, at which time CVS Health can begin providing certain PBM services to IngenioRx. We expect IngenioRx to provide our members with more cost-effective solutions and improve our ability to integrate pharmacy benefits within our already strong medical and specialty platform.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical trends. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. We price our affected products to cover the impact of the HIP Fee. The HIP Fee was suspended for 2019 and is scheduled to resume for 2020.

Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trends reflect the “allowed amount,” or contractual rate, paid to providers. We estimate that our aggregate cost of care trend was slightly below the midpoint of our 5.5% to 6.5% range for the full year of 2018. We anticipate the Local Group medical cost trend will be in the range of 5.5% to 6.5% in 2019.
For additional discussion regarding business trends, see Part I, Item 1 “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue for the next several years as elected officials at the national and state levels continue to propose and enact significant modifications to existing laws and regulations, including the reduction of the individual mandate penalty to zero effective January 1, 2019, elimination of funding for cost-sharing subsidies made available for qualified individuals, and changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the ultimate outcome of the 2018 Texas District Court ACA Decision, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as additional guidance is made available and any further developments or judicial rulings occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $14,300 for 2018, and we recognized $1,544 as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017. The HIP Fee is suspended for 2019 and scheduled to resume for 2020.

As a result of the ACA, the U.S. Department of Health and Human Services, or HHS, issued Medical Loss Ratio, or MLR, regulations that require us to meet minimum MLR thresholds of 85% for Large Group and 80% for Small Group and Individual lines of business. Plans that do not meet the minimum thresholds have to pay a MLR rebate. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the MLR rebate calculation. However, certain components of the MLR calculation as defined by HHS cannot be classified consistently under U.S. generally accepted accounting principles, or GAAP. While considered benefit expense or a reduction of premium revenue by HHS, certain of these costs are classified as other types of expense, such as selling, general and administrative expense or income tax expense, in our GAAP basis financial statements. Accordingly, the benefit expense ratio determined using our consolidated GAAP operating results is not comparable to the MLR calculated under HHS regulations.
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D prescription drug plans, or Medicare Part D. Medicare Advantage or Medicare Part D plans that do not meet this threshold have to pay an MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment is restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan’s MLR is below 85% for five consecutive years.

For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, see Part I, Item 1 “Business - Regulation” and Part I, Item 1A “Risk Factors.”
Other Significant Items or Transactions
In October 2017, we established IngenioRx and entered into a five-year agreement with CVS Health to begin offering PBM solutions (the “CVS PBM Agreement”), which coincides with the conclusion of our current PBM agreement with Express Scripts (the “ESI PBM Agreement”). In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019 due to the recent acquisition of Express Scripts by Cigna Corporation, or Cigna. As a result of exercising our early termination right, the ESI PBM Agreement will now terminate on March 1, 2019, and the twelve-month transition period to migrate the services begins on March 2, 2019. At that time CVS Health is able to begin providing certain PBM services to IngenioRx pursuant to the CVS PBM Agreement. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches. Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. At the time of acquisition, through its Medicare Advantage Plans, America’s 1st Choice served approximately one hundred and thirty-five thousand members in 25 Florida and 3 South Carolina counties. This acquisition aligned with our plans for continued growth in the Medicare Advantage and Special Needs populations.
In December 2017, we acquired HealthSun Health Plans, Inc., or HealthSun, which at the time of acquisition served approximately forty thousand members in the state of Florida through its Medicare Advantage plans, and which received a five-star rating from the Centers for Medicare & Medicaid Services. This acquisition aligned with our plans for continued growth in the Medicare Advantage and dual-eligible populations.
For additional information related to the acquisitions of America’s 1st Choice and HealthSun, see Note 3, “Business Acquisitions,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In May 2017, we announced that we were terminating the Agreement and Plan of Merger, or Cigna Merger Agreement, between us and Cigna. Both we and Cigna have commenced litigation against the other seeking various actions and damages, including Cigna’s damage claim for a $1,850 termination fee pursuant to the terms of the Cigna Merger Agreement. For additional information about the ongoing litigation related to the Cigna Merger Agreement, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other significant transactions in recent years that have impacted or will impact our capital structure or that have influenced or will influence how we conduct our business operations include our Board of Directors’ declarations of dividends on our common stock (2013 through January 2019), repurchases of our common stock (2019 and prior), and debt repurchases and new debt issuances (2018 and prior). For additional information regarding these transactions, see Note 12, “Debt” and Note 14, “Capital Stock,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Operating Performance
Operating revenue for the year ended December 31, 2018 was $91,341, an increase of $2,280, or 2.6%, from the year ended December 31, 2017. The increase in operating revenue was primarily a result of higher premium revenue in our

Government Business segment, and, to a lesser extent, increased administrative fees and other revenue in our Commercial & Specialty Business segment. These increases were partially offset by a decrease in premium revenue in our Commercial & Specialty Business segment.
Net income for the year ended December 31, 2018 was $3,750, a decrease of $93, or 2.4%, from the year ended December 31, 2017. The decrease in net income was primarily a result of higher income tax expense, net realized losses on investments and increased amortization of other intangible assets. The decrease in net income was partially offset by higher operating results in both our Commercial & Specialty Business and Government Business segments, lower realized losses on extinguishment of debt and an increase in net earnings from investment activities.
Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2018 was $14.19, a decrease of $0.16, or 1.1%, from the year ended December 31, 2017. Our diluted shares for the year ended December 31, 2018 were 264.2, a decrease of 3.6, or 1.3% compared to the year ended December 31, 2017. The decrease in EPS resulted from the decrease in net income, partially offset by the lower number of shares outstanding in 2018.
Operating cash flow for the year ended December 31, 2018 was $3,827, or 1.0 times net income. Operating cash flow for the year ended December 31, 2017 was $4,185, or 1.1 times net income. The decrease in operating cash flow from 2017 of $358 was primarily due to increased spend to support growth initiatives and the impact of membership declines due to our reduced participation in ACA-compliant Individual marketplaces, and to a lesser extent, membership declines in our fully-insured Local Group business. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends. The decrease was further offset by lower income taxes paid in 2018 as a result of the tax bill, H.R.1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, or the Tax Cuts and Jobs Act, enacted by the federal government on December 22, 2017. The Tax Cuts and Jobs Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate operating gain, a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results. We define operating revenue as premium income and administrative fees and other revenues. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. In 2018, we reduced our participation in the Individual ACA-compliant market. In all other markets, we have maintained our position or achieved growth as a result of strategic mergers and acquisitions, as well as organic growth resulting from delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP®. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded America’s 1st Choice, Amerigroup, CareMore, HealthSun, and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.

•
Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare members. Local Group accounts are generally sold through brokers or consultants working with industry specialists from our in-house sales force and are offered both on and off the public exchanges. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, our reputation and our ability to effectively service large complex accounts. Local Group accounted for 39.4%, 39.4% and 38.6% of our medical members at December 31, 2018, 2017 and 2016, respectively.

•
Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the exchanges. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 1.6%, 3.9% and 4.2% of our medical members at December 31, 2018, 2017 and 2016, respectively.

•
National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We believe we have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies at their competitive local market rates. National Accounts represented 19.0%, 18.5% and 18.8% of our medical members at December 31, 2018, 2017 and 2016, respectively.

•
BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.6%, 14.2% and 14.5% of our medical members at December 31, 2018, 2017 and 2016, respectively.

•
Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans, or MMPs. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage Special Needs Plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage membership also includes Employer Group Medicare Advantage members who are related to National Accounts or retired members of Local Group accounts who have selected a Medicare Advantage product. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 4.6%, 3.9% and 3.6% of our medical members at December 31, 2018, 2017 and 2016, respectively.

•
Medicaid membership represents eligible members who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 16.8%, 16.1% and 16.4% of our medical members at December 31, 2018, 2017 and 2016, respectively.

•
FEP® members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP® business accounted for 3.9% of our medical members at each of December 31, 2018, 2017 and 2016.

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
During the fourth quarter of 2018 we made a number of changes to our membership reporting to better align our reported membership to the appropriate type, funding arrangement and segment, including movement of our Employer Group Medicare Advantage members from National Accounts to Medicare Advantage, reclassification of these Employer Group members from the Commercial & Specialty Business segment to our Government Business segment, and other marginal changes.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2018, 2017 and 2016. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2018 vs. 2017		2017 vs. 2016
(In thousands)	2018	2017 [1]	2016 [1]	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	15,733	15,888	15,417	(155)	(1.0)%	471	3.1%
Individual	655	1,588	1,664	(933)	(58.8)%	(76)	(4.6)%
National:
National Accounts	7,588	7,463	7,510	125	1.7%	(47)	(0.6)%
BlueCard®	5,838	5,733	5,774	105	1.8%	(41)	(0.7)%
Total National	13,426	13,196	13,284	230	1.7%	(88)	(0.7)%
Medicare:
Medicare Advantage	1,006	746	629	260	34.9%	117	18.6%
Medicare Supplement	846	823	828	23	2.8%	(5)	(0.6)%
Total Medicare	1,852	1,569	1,457	283	18.0%	112	7.7%
Medicaid	6,716	6,496	6,548	220	3.4%	(52)	(0.8)%
Federal Employee Program®	1,556	1,562	1,570	(6)	(0.4)%	(8)	(0.5)%
Total Medical Membership by Customer Type	39,938	40,299	39,940	(361)	(0.9)%	359	0.9%
Funding Arrangement
Self-Funded	25,287	24,862	24,563	425	1.7%	299	1.2%
Fully-Insured	14,651	15,437	15,377	(786)	(5.1)%	60	0.4%
Total Medical Membership by Funding Arrangement	39,938	40,299	39,940	(361)	(0.9)%	359	0.9%
Reportable Segment
Commercial & Specialty Business	29,814	30,672	30,365	(858)	(2.8)%	307	1.0%
Government Business	10,124	9,627	9,575	497	5.2%	52	0.5%
Total Medical Membership by Reportable Segment	39,938	40,299	39,940	(361)	(0.9)%	359	0.9%
Other Membership
Life and Disability Members	4,795	4,700	4,732	95	2.0%	(32)	(0.7)%
Dental Members	5,807	5,864	5,486	(57)	(1.0)%	378	6.9%
Dental Administration Members	5,327	5,342	5,294	(15)	(0.3)%	48	0.9%
Vision Members	6,946	6,867	6,388	79	1.2%	479	7.5%
Medicare Part D Standalone Members	309	318	350	(9)	(2.8)%	(32)	(9.1)%

1	Certain types of membership have been reclassified to conform to the current year presentation, as described above.
December 31, 2018 Compared to December 31, 2017
Medical Membership
Total medical membership decreased primarily due to decreases in our Individual, Local Group and FEP membership, partially offset by increases in our Medicare, Medicaid, National Accounts and BlueCard® membership. Our reduced participation in ACA-compliant marketplaces led to the decreases in our Individual and fully-insured memberships. This decrease in fully-insured membership was partially offset by an increase in Medicare membership as a result of our America’s 1st Choice acquisition and higher sales during open enrollment. Self-funded medical membership increased due to increases in our National Accounts and Large Group businesses and higher activity from BlueCard® membership. Local Group membership decreased as a result of competitive pressures in fully-insured membership, partially offset by new sales and growth in our existing self-funded business. National Accounts membership increased primarily due to new sales and growth from existing contracts exceeding lapses. BlueCard® membership increased primarily due to higher membership activity at other BCBSA plans whose members reside in or travel to our licensed areas. Medicare Advantage membership increased primarily due to membership acquired through the acquisition of America’s 1st Choice and organic growth in existing markets. Medicaid membership increased primarily due to new business, partially offset by certain state market contractions and membership reverification processes.
Other Membership
Growth in our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. We have experienced growth in our life and disability and vision memberships primarily due to higher sales in our Large Group business. Dental membership decreased primarily due to our reduced participation in ACA-compliant marketplaces, partially offset by higher sales in our Local Group and National Accounts businesses. Dental administration membership decreased primarily due to the loss of a large managed dental contract, partially offset by membership expansion under current contracts.
December 31, 2017 Compared to December 31, 2016
Medical Membership
Total medical membership increased primarily due to increases in our Local Group and Medicare membership, partially offset by decreases in our Individual, National Accounts, Medicaid, and BlueCard® membership. Self-funded medical membership increased primarily due to new sales and growth in our existing Large Group accounts, partially offset by lower activity from BlueCard® membership and the loss of a large multi-state employer group contract in our National Accounts. Fully-insured membership increased primarily due to higher sales during Medicare open enrollment, new sales in Large Group accounts and Medicare membership acquired through the acquisition of HealthSun. These increases in fully-insured membership were partially offset by attrition in both our non-ACA-compliant and ACA-compliant off-exchange Individual product offerings. Local Group membership increased primarily due to new sales and growth in our existing Large Group accounts. Individual membership decreased primarily due to attrition in both our non-ACA-compliant and ACA-compliant off-exchange product offerings, partially offset by growth in ACA-compliant on-exchange product offerings. National Accounts membership decreased primarily due to the loss of a large multi-state employer group, partially offset by new sales. BlueCard® membership decreased primarily due to lower membership activity at other BCBSA plans whose members reside in or travel to our licensed areas. Medicare membership increased primarily due to higher sales during open enrollment, membership acquired through the acquisition of HealthSun and growth in certain existing Medicare Advantage markets. Medicaid membership decreased primarily due to membership reverification processes and the impact of a new entrant in one of our existing markets, partially offset by new business expansions.
Other Membership
Life and disability membership decreased primarily due to higher lapses in our fully-insured Local Group business. Dental membership increased primarily due to new sales and increased penetration in our Local Group and National Accounts businesses. Dental administration membership increased primarily due to membership expansion under current contracts. Vision membership increased primarily due to new sales and increased penetration in our National Accounts, Local Group and Medicare product offerings. Medicare Part D standalone membership decreased primarily due to our product repositioning strategies in certain markets.

Consolidated Results of Operations
Our consolidated summarized results of operations for the years ended December 31, 2018, 2017 and 2016 are discussed in the following section.

				Change
	Years Ended December 31			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Total operating revenue	$91,341	$89,061	$84,194	$2,280	2.6%	$4,867	5.8%
Net investment income	970	867	779	103	11.9%	88	11.3%
Net realized (losses) gains on financial instruments	(180)	145	5	(325)	(224.1)%	140	2,800.0%
Other-than-temporary impairment losses recognized in income	(26)	(33)	(115)	7	21.2%	82	71.3%
Total revenues	92,105	90,040	84,863	2,065	2.3%	5,177	6.1%
Benefit expense	71,895	72,236	66,834	(341)	(0.5)%	5,402	8.1%
Selling, general and administrative expense	14,020	12,650	12,559	1,370	10.8%	91	0.7%
Other expense[1]	1,122	1,190	915	(68)	(5.7)%	275	30.1%
Total expenses	87,037	86,076	80,308	961	1.1%	5,768	7.2%
Income before income tax expense	5,068	3,964	4,555	1,104	27.9%	(591)	(13.0)%
Income tax expense	1,318	121	2,085	1,197	989.3%	(1,964)	(94.2)%
Net income	$3,750	$3,843	$2,470	$(93)	(2.4)%	$1,373	55.6%

Average diluted shares outstanding	264.2	267.8	268.1	(3.6)	(1.3)%	(0.3)	(0.1)%
Diluted net income per share	$14.19	$14.35	$9.21	$(0.16)	(1.1)%	$5.14	55.8%
Effective Tax Rate	26.0%	3.1%	45.8%		2,290bp3		(4,270)bp3
Benefit expense ratio[2]	84.2%	86.4%	84.8%		(220)bp3		160bp3
Selling, general and administrative expense ratio[4]	15.3%	14.2%	14.9%		110bp3		(70)bp3
Income before income tax expense as a percentage of total revenues	5.5%	4.4%	5.4%		110bp3		(100)bp3
Net income as a percentage of total revenues	4.1%	4.3%	2.9%		(20)bp3		140bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2018, 2017 and 2016 were $85,421, $83,648 and $78,860, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Total operating revenue increased primarily from higher premiums, and, to a lesser extent, increased administrative fees and other revenue. Higher premiums were primarily due to rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018, as well as membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. These increases in premiums were partially offset by a premium revenue decrease resulting from our reduced participation in ACA-compliant Individual markets in various states and a membership decline in our fully-insured Local Group business. The increase in administrative fees and other revenue primarily resulted from rate increases and membership growth in our self-funded Local Group and National Accounts businesses.

Net investment income increased primarily due to higher dividend yields on equity securities and higher income from alternative investments.
We recognized net realized losses on financial instruments in 2018 compared to net realized gains on financial instruments in 2017. This change was primarily due to the recognition of changes in the fair values of equity securities from the adoption of Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. For additional information related to the adoption of ASU 2016-01, see Note 2, “Basis of Presentation and Significant Accounting Policies - Recently Adopted Accounting Guidance,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The change was further due to an increase in net realized losses on sales of fixed maturity securities, partially offset by increases in net realized gains on sales of equity securities and net realized gains on derivative financial instruments.
Benefit expense decreased primarily due to our reduced participation in ACA-compliant Individual marketplaces in various states. The decrease was partially offset by increased expenses related to membership growth in our Medicare business primarily as a result of our America’s 1st Choice and HealthSun acquisitions and organic growth in existing markets. The decrease was further offset by higher medical costs in our Medicaid business.
Our benefit expense ratio decreased primarily due to the increase in premiums to cover the HIP Fee reinstatement for 2018 and, to a lesser extent, improved medical cost performance in our Commercial & Specialty Business segment. The decrease was partially offset by higher medical costs in our Medicaid business.
Selling, general and administrative expense increased primarily due to the reinstatement of the HIP Fee for 2018. The increase was further attributable to an increase in spend to drive future growth. These increases were partially offset by the recognition of a guaranty fund assessment during 2017 related to the liquidation order of Penn Treaty Network American Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, and a decrease in performance-based incentive compensation.
Our selling, general and administrative expense ratio increased primarily due to the reinstatement of the HIP Fee for 2018. The increase in the ratio was further attributable to an increase in spend to drive future growth. These increases were partially offset by the growth in operating revenue, the impact of the Penn Treaty guaranty fund assessment in 2017 and a decrease in performance-based incentive compensation.
Other expense decreased primarily due to lower debt extinguishment losses. For more information on our debt, see Note 12, “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The decrease was partially offset by increased amortization of intangible assets acquired with the HealthSun and America’s 1st Choice acquisitions.
Our income tax expense and effective tax rate increased primarily due to the non-recurring income tax benefit we recognized in 2017 related to the remeasurement of our deferred tax balance pursuant to the Tax Cuts and Jobs Act and the reinstatement of the non-tax deductible HIP Fee for 2018. This increase was partially offset by a decrease in income tax expense due to the effect of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
Our net income as a percentage of total revenue decreased as a result of all factors discussed above.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Total operating revenue increased, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees and other revenue. Higher premiums were due, in part, to rate increases across our businesses designed to cover overall cost trends. The increase was further attributable to membership growth in our Medicare Advantage and Large Group product offerings. The increase in premiums was partially offset by the impact of the HIP Fee suspension for 2017, as we did not price affected products to cover any HIP Fee related expense in 2017. Additionally declines in both our non-ACA-compliant and ACA-compliant off-exchange Individual businesses, lower favorable adjustments to prior year estimates for the ACA risk adjustment premium stabilization program and declines in our National Accounts business partially offset the overall increase in premiums. The increase in administrative fees and other revenue primarily resulted from membership growth in our self-funded Large Group business.

Net investment income increased primarily due to higher income from alternative investments and higher investment yields on fixed maturity securities, partially offset by lower dividend yields on equity securities.
Net realized gains on financial instruments increased primarily due to a decrease in net realized losses on derivative financial instruments and an increase in net realized gains on sales of fixed maturity securities, partially offset by a decrease in net realized gains on sales of equity securities.
Other-than-temporary impairment losses on investments decreased primarily due to a decrease in impairment losses on fixed maturity securities.
Benefit expense increased primarily due to increased costs as a result of overall cost trends across our businesses. The increase was further attributable to membership growth in our Medicare Advantage and Large Group business product offerings. These increases were partially offset by the impact of membership declines in both our non-ACA-compliant and ACA-compliant off-exchange Individual product offerings.
Our benefit expense ratio increased in 2017. The increase in the ratio was largely driven by the loss of revenue associated with the HIP Fee suspension for 2017, higher medical cost experience in our Medicare business and adjustments to prior year estimates for the ACA risk adjustment premium stabilization program. The increase in the ratio was partially offset by improved medical cost experience in our Individual business.
Our selling, general and administrative expense increased due, in part, to an increase in spend to support our growth initiatives, the recognition of a guaranty fund assessment related to the liquidation order of Penn Treaty, an increase in performance-based incentive compensation and a legal settlement accrual related to settlement of the 2015 cyber attack class action litigation. For additional information regarding the cyber attack and related settlement, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cyber Attack Regulatory Proceedings and Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. These increases were partially offset by lower ACA fees, primarily as a result of the suspension of the HIP Fee for 2017 and, to a lesser extent, the expiration of the fees for the ACA temporary reinsurance premium stabilization program that ended on December 31, 2016. The increases were further offset by lower selling, general and administrative costs related to expense efficiency initiatives and lower transaction costs related to the terminated Cigna Merger Agreement.
Our selling, general and administrative expense ratio decreased due, in part, to the lower ACA fees discussed above, lower selling, general and administrative costs related to expense efficiency initiatives and growth in operating revenue. These decreases were partially offset by an increase in spend to support our growth initiatives, the impact of the Penn Treaty guaranty fund assessment, an increase in performance-based incentive compensation and the accrual related to the settlement of the 2015 cyber attack class action litigation.
Other expense increased primarily due to losses on extinguishment of debt. For more information on our debt, see Note 12, “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income tax expense decreased primarily due to the effect of the Tax Cuts and Jobs Act, the suspension of the non-tax deductible HIP Fee for 2017 and the favorable impact of our recognition of tax benefits for prior acquisition costs incurred related to the terminated Cigna Merger Agreement. For the year ended December 31, 2017, we recognized a non-recurring income tax benefit related to the remeasurement of our deferred tax balance pursuant to the Tax Cuts and Jobs Act. For the year ended December 31, 2016, we recognized additional income tax expense related to the HIP Fee. The decrease in income tax expense was further due to the recognition of excess tax benefits during the year ended December 31, 2017 from the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. For additional information related to the adoption of ASU 2016-09, see Note 2, “Basis of Presentation of Significant Accounting Policies - Recently Adopted Accounting Guidance” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, during the year ended December 31, 2016, we recognized additional California deferred state tax expense resulting from specific California legislation related to Managed Care Organizations that did not recur in 2017.
Our effective tax rate decreased primarily due to the effect of the Tax Cuts and Jobs Act, the suspension of the HIP Fee in 2017, the deduction of the prior acquisition costs incurred related to the terminated Cigna Merger Agreement, the excess tax benefits from the adoption of ASU 2016-09 and the additional 2016 California deferred state tax expense, discussed above.

Our net income as a percentage of total revenue increased as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial & Specialty Business, Government Business, and Other. Operating gain, which is a non-GAAP measure, is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized (losses) gains on financial instruments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss (gain) on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management.
The discussion of segment results for the years ended December 31, 2018, 2017 and 2016 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our Commercial & Specialty Business, Government Business, and Other segments’ summarized results of operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

				Change
	Years Ended December 31			2018 vs. 2017			2017 vs. 2016
	2018	2017 [2]	2016 [2]	$	%		$	%
Commercial & Specialty Business
Operating revenue	$35,782	$40,363	$38,347	$(4,581)	(11.3)%		$2,016	5.3%
Operating gain	$3,629	$2,847	$3,148	$782	27.5%		$(301)	(9.6)%
Operating margin	10.1%	7.1%	8.2%		300	bp		(110	)bp
Government Business
Operating revenue	$55,567	$48,702	$45,850	$6,865	14.1%		$2,852	6.2%
Operating gain	$1,895	$1,445	$1,827	$450	31.1%		$(382)	(20.9)%
Operating margin	3.4%	3.0%	4.0%		40	bp		(100	)bp
Other
Operating revenue	$(8)	$(4)	$(3)	$(4)	100.0%		$(1)	33.3%
Operating loss[1]	$(98)	$(117)	$(174)	$19	(16.2)%		$57	(32.8)%

1	Primarily a result of changes in unallocated corporate expenses.

2	Certain amounts have been reclassified to conform to the current year presentation.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
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
Operating gain increased due to improved medical cost performance, the impact of the recognition of the Penn Treaty guaranty fund assessment in 2017, and a decrease in certain selling, general and administrative expenses.

Government Business
Operating revenue increased primarily due to membership growth in our Medicare business as a result of our acquisitions of America’s 1st Choice and HealthSun and organic growth in existing markets. The increase was further due to premium rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2018.
Operating gain increased primarily due to the membership growth in our Medicare business described in the preceding paragraph. The increase was further due to retroactive premium adjustments recognized in various Medicaid markets and the impact of the HIP Fee reinstatement. These increases were partially offset by higher medical costs in our Medicaid business.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases designed to cover overall cost trends in our Individual and Local Group businesses. The increase was further attributable to membership growth in our fully-insured Large Group business and an increase in administrative fees and other revenue. The increase in administrative fees and other revenue was primarily due to membership growth in our self-insured Large Group business. The increase in operating revenue was partially offset by the impact of the HIP Fee suspension for 2017, declines in membership in our non-ACA-compliant and ACA-compliant off-exchange Individual businesses, lower favorable adjustments to prior year estimates for the ACA risk adjustment premium stabilization program and declines in membership in our National Accounts business.
Operating gain decreased primarily due to the recognition of the guaranty fund assessment related to the Penn Treaty liquidation, an increase in spend to support our growth initiatives and adjustments to prior year estimates for the ACA risk adjustment premium stabilization program. The decrease in operating gain was further due to an increase in performance-based incentive compensation and the settlement accrual for the class action litigation related to the 2015 cyber attack. The decrease in operating gain was partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue. The decrease in operating gain was further offset by improved medical cost experience in our Individual businesses.
Government Business
Operating revenue increased primarily due to premium rate increases designed to cover overall cost trends in our Medicaid and Medicare business. The increase was further due to new Medicaid business expansions and membership growth in our Medicare Advantage business. These increases were partially offset by the impact of the HIP Fee suspension for 2017 and Medicaid membership declines resulting from membership reverification processes and the impact of a new entrant in an existing market.
Operating gain decreased primarily due to the impact of the HIP Fee suspension for 2017 and higher medical cost experience in our Medicare business. The decrease was further due to an increase in performance-based incentive compensation and an increase in spend to support our growth initiatives. These decreases were partially offset by lower selling, general and administrative costs related to expense efficiency initiatives and fixed costs leverage from higher operating revenue.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third-party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances. Estimates can require a significant amount of judgment and a different set of assumptions could result in material changes to our reported results.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2018, this liability was $7,454 and represented 17% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $7,300, of our total medical claims liability as of December 31, 2018; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $154, of the total medical claims payable as of December 31, 2018. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2018 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2018, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 3%, or approximately $213, in the December 31, 2018 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2018 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2018, there was a 300 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $408, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2018.
See Note 11, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2018, 2017 and 2016. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 90.2% for 2018, 89.4% for 2017 and 89.2% for 2016. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during 2018 than in both 2017 and 2016.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2018, this metric was 13.7%, largely driven by favorable trend factor development at the end of 2017 as well as favorable completion factor development from 2017. For the year ended December 31, 2017, this metric was 18.9%, largely driven by favorable trend factor development at the end of 2016 as well as favorable completion factor development from 2016. For the year ended December 31, 2016, this metric was 14.2%, largely driven by favorable trend factor development at the end of 2015.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2018, this metric was 1.3%, which was calculated using the redundancy of $930. This metric was 1.8% for 2017 and 1.4% for 2016. These metrics demonstrate a generally consistent level of reserve conservatism.

The following table shows the variance between total net incurred medical claims as reported in Note 11, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2017 and 2016 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2017	2016
Total net incurred medical claims, as reported	$69,244	$64,033
Retrospective basis, as described above	69,447	63,735
Variance	$(203)	$298
Variance to total net incurred medical claims, as reported	(0.3)%	0.5%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2018 estimate of medical claims payable will be known during 2019.
The 2017 variance to total net incurred medical claims, as reported of (0.3)% was less than the 2016 percentage of 0.5%. The higher 2016 variance was driven by a similar level of prior year redundancies in 2017 associated with 2016 claim payments to the prior year redundancies in 2016 associated with 2015 claims payments. Prior year redundancies in 2018 associated with 2017 claim payments were lower by comparison to the previous year, thus creating a smaller 2017 variance.
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
For additional information, see Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2018 was $20,504 and other intangible assets were $9,007. The sum of goodwill and other intangible assets represented 41.2% of our total consolidated assets and 103.4% of our consolidated shareholders’ equity at December 31, 2018.
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
We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. These tests involve the use of estimates related to the fair value of goodwill at the reporting unit level and other intangible assets with indefinite lives, and require a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests are also performed when potential impairment indicators exist or changes in our business or other triggering events occur. We have the option of first performing a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount which is an indication that our goodwill may be impaired. These qualitative impairment tests include assessing events and factors that could affect the fair value of the indefinite-lived intangible assets. Our procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. If we determine that a reporting unit’s goodwill may be impaired after utilizing these qualitative impairment analysis procedures, we are required to perform a quantitative impairment test.
Our quantitative impairment test utilizes the projected income and market valuation approaches for goodwill and the projected income approach for our indefinite lived intangible assets. Use of the projected income and market valuation approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted-average cost of capital. Market valuations are based on observed multiples of certain measures including revenue, EBITDA, and book value of invested capital (debt and equity) and include market comparisons to publicly traded companies in our industry.
We did not incur any impairment losses as a result of our 2018 annual impairment tests, as the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2018. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
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

For additional information, see Note 3, “Business Acquisitions” and Note 9, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Investments
Current and long-term marketable investment securities were $18,705 at December 31, 2018 and represented 26.1% of our total consolidated assets at December 31, 2018. We classify fixed maturity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
We review fixed maturity investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both qualitative and quantitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors), financial condition and near term prospects of the issuer, including the credit ratings and changes in the credit ratings of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends.
FASB other-than-temporary impairment, or OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition, presentation of, and disclosures for OTTIs. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is presented within the other-than-temporary impairment losses recognized in the income line item on our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the OTTI is presented within the other-than-temporary impairment losses recognized in the income line item on our consolidated statements of income and the non-credit component of the OTTI is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
The credit component of an OTTI is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral, including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings and estimates regarding timing and amount of recoveries associated with a default.
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
In addition to marketable investment securities, we held additional long-term investments of $3,726, or 5.2% of total consolidated assets, at December 31, 2018. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $17,179 at December 31, 2018. The weighted-average credit rating of these securities was “A” as of December 31, 2018. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions of $947 that are guaranteed by third parties. With the exception of seven securities with a fair value of $16, these securities are all investment-grade and carry a weighted-average credit rating of “A” as of December 31, 2018. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2018.
Fair values of fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with FASB guidance for fair value measurements and disclosures. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable.
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2018 and 2017.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2018 totaled $623 and represented approximately 2.9% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk,” and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 4, “Investments,” and Note 6, “Fair Value,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2018 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.44%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. At the December 31, 2017 measurement date, we changed the discount rate setting methodology from the single equivalent discount rate to the annual spot rate approach. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligation. The spot rate approach produces a more precise measure of service and interest cost, and results in obligations that are equal at the measurement date under both methods. At the December 31, 2018 measurement date, the weighted-average discount rate under the annual spot rate approach was 4.15%, compared to 3.44% at the December 31, 2017 measurement date. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
Effective January 1, 2019, we curtailed the benefits under the Anthem Cash Balance Plan B pension plan. All grandfathered participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting purposes.
Other Postretirement Benefits
We provide most associates with certain medical, vision and dental benefits upon retirement. We use various actuarial assumptions, including a discount rate and the expected trend in healthcare costs, to estimate the costs and benefit obligations for our retiree benefits.
At our December 31, 2018 measurement date, the selected discount rate for all plans was 4.04%, compared to a discount rate of 3.42% at the December 31, 2017 measurement rate. We developed this rate using the annual spot rate approach as described above.
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2018 measurement date was 7.50% for 2019 with a gradual decline to 4.50% by the year 2028. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2018 measurement date was 6.00% for 2019 with a gradual decline to 4.50% by the year 2028. These estimated trend rates are subject to change in the future. The healthcare cost trend rate assumption affects the amounts reported. For example, an increase in the assumed healthcare cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2018 by $24 and would increase service and interest costs by $1. Conversely, a decrease in the assumed healthcare cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2018 by $21 and would decrease service and interest costs by $1.

For additional information regarding our retirement benefits, see Note 10, “Retirement Benefits,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2018 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
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
We have a $2,500 commercial paper program. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our $3,500 senior revolving credit facility to redeem any outstanding commercial paper upon maturity. Additionally, we believe the lenders participating in our credit facility would be willing and able to provide financing in accordance with their legal obligations. In addition to the $3,500 senior revolving credit facility, we estimate that we expect to receive approximately $2,680 of dividends from our subsidiaries during 2019, which also provides further operating and financial flexibility.

A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31			$ Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sources of Cash
Net cash provided by operating activities	$3,827	$4,185	$3,270	$(358)	$915
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	1,929	—	—	1,929	—
Issuance of common stock under Equity Units stock purchase contracts	1,250	—	—	1,250	—
Issuances of commercial paper and short- and long-term debt, net of repayments	—	3,653	—	(3,653)	3,653
Issuances of common stock under employee stock plans	173	225	120	(52)	105
Changes in bank overdrafts	—	71	513	(71)	(442)
Other sources of cash, net	174	712	276	(538)	436
Total sources of cash	7,353	8,846	4,179	(1,493)	4,667
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	—	(2,913)	(114)	2,913	(2,799)
Purchases of subsidiaries, net of cash acquired	(1,760)	(2,080)	—	320	(2,080)
Repurchase and retirement of common stock	(1,685)	(1,998)	—	313	(1,998)
Purchases of property and equipment	(1,208)	(800)	(584)	(408)	(216)
Repayments of commercial paper and short- and long-term debt, net of issuances	(1,086)	—	(153)	(1,086)	153
Cash dividends	(776)	(705)	(684)	(71)	(21)
Changes in bank overdrafts	(210)	—	—	(210)	—
Other uses of cash, net	(301)	(820)	(687)	519	(133)
Total uses of cash	(7,026)	(9,316)	(2,222)	2,290	(7,094)
Effect of foreign exchange rates on cash and cash equivalents	(2)	4	5	(6)	(1)
Net increase (decrease) in cash and cash equivalents	$325	$(466)	$1,962	$791	$(2,428)
Liquidity—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The decrease in cash provided by operating activities was primarily due to increased spend to support growth initiatives and the impact of membership declines due to our reduced participation in ACA-compliant Individual marketplaces, and to a lesser extent, membership declines in our fully-insured Local Group business. The decrease in cash provided by operating activities was partially offset by cash receipts related to rate increases across our businesses designed to cover overall cost trends. The decrease was further offset by lower income taxes paid in 2018 as a result of the Tax Cuts and Jobs Act.
Other significant changes in sources and uses of cash year-over-year included an increase in net proceeds from sales of investments and the issuance of common stock under our Equity Units stock purchase contracts in 2018. These increases in cash were partially offset by an increase in net repayments of commercial paper and short- and long-term debt and increased purchases of property and equipment.
Liquidity— Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The increase in cash provided by operating activities was primarily attributable to an increase in premium receipts as a result of both rate increases across our businesses designed to cover overall cost trends and growth in membership. The increase in cash flow was partially offset by an increase in claims payments due to higher medical cost experience and growth in membership. The increase was further offset by an increase in spend to support our growth initiatives, the timing of provider capitation payments for pass-through funding under the California Medicaid contract and the timing of certain state Medicaid payments.
Other significant changes in sources and uses of cash year-over-year included an increase in net purchases of investments, cash paid for acquisitions in 2017 and repurchases and retirement of common stock in 2017. These decreases in cash were partially offset by the cash received from the issuances of commercial paper and short- and long-term debt, net of repayments.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $22,639 at December 31, 2018. Since December 31, 2017, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $2,540 primarily due to cash used for acquisitions, purchases of property and equipment, repurchases of our common stock, net repayments of commercial paper and short- and long-term debt and cash dividends paid to shareholders. These decreases were partially offset by cash generated from operations and the proceeds received from the issuance of our common stock under Equity Units stock purchase contracts.
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
At December 31, 2018, we held $1,949 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
Periodically, we access capital markets and issue debt, or Notes, for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 12, “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.2% and 42.9% as of December 31, 2018 and 2017, respectively.
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
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500 and matures on August 25, 2020. Our ability to borrow under the Facility is subject to compliance with certain covenants. There were no amounts outstanding under the Facility at December 31, 2018.
We have an authorized commercial paper program of up to $2,500, the proceeds of which may be used for general corporate purposes. At December 31, 2018, we had $697 outstanding under our commercial paper program.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2018, we had $645 outstanding under our short-term FHLB borrowings.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit with separate lenders for general corporate purposes. These lines of credit provide combined credit up to $600. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. At December 31, 2018 we had $500 outstanding under our 364-day lines of credit.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $2,680 of dividends will be paid to the parent company during 2019. During 2018, we received $3,606 of dividends from our subsidiaries.
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
On January 29, 2019, our Audit Committee declared a quarterly cash dividend to shareholders of $0.80 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 29, 2019 to the shareholders of record as of March 18, 2019.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2018, we had Board authorization of $5,493 to repurchase our common stock.
For additional information regarding our sources and uses of capital, see Note 4, “Investments,” Note 5 “Derivative Financial Instruments,” Note 12 “Debt” and Note 14 “Capital Stock-Use of Capital-Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2018 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
On-Balance Sheet:
Debt[1]	$29,640	$3,379	$3,568	$3,695	$18,998
Other long-term liabilities[2]	1,374	30	574	472	298
Off-Balance Sheet:
Purchase obligations[3]	3,849	1,261	1,151	1,345	92
Operating lease commitments	1,117	192	304	236	385
Investment commitments[4]	873	263	281	35	294
Total contractual obligations and commitments	$36,853	$5,125	$5,878	$5,783	$20,067

1	Includes estimated interest expense.

2
Primarily consists of reserves for future policy benefits, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2018 as a result of the value of the assets in the plans.

3	Includes estimated payments for future services under contractual arrangements from third-party service contracts.

4	Includes unfunded capital commitments for alternative investments.
The above table does not contain $278 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. For further information, see Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs largely based on the National Association of Insurance Commissioners, or NAIC, Risk-Based Capital (RBC) For Health Organizations Model Act, or RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2018, which was the most recent date for which reporting was required, were in excess of all mandatory RBC requirements. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except Per Share Data or As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2018. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
Investments
Our investment portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk and market valuation risk.
The primary risks associated with our fixed maturity securities, which are classified as available-for-sale, are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit event, such as a ratings downgrade or default, to an individual fixed maturity security and the potential loss attributable to that event. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a well-diversified portfolio of fixed maturity securities, with an average credit rating of approximately “A.” Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our fixed maturity portfolio is invested primarily in U.S. government securities, corporate bonds, asset-backed bonds, mortgage-related securities and municipal bonds, all of which have exposure to changes in the level of market interest rates. Interest rate risk is managed by maintaining asset duration within a band based upon our liabilities, operating performance and liquidity needs. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value.
Investments in fixed maturity securities include corporate securities which account for 46.2% of the total fixed maturity securities at December 31, 2018 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $733 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $723 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
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

As of December 31, 2018, 8.2% of our investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $153. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $153.
For additional information regarding our investments, see Note 4, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2018 consists of senior unsecured notes, convertible debentures, commercial paper and subordinated surplus notes by one of our insurance subsidiaries. At December 31, 2018, the carrying value and estimated fair value of our long-term debt was $18,066 and $18,872, respectively. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
For additional information regarding our long-term debt, see Note 6, “Fair Value” and Note 12, “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2018, we recorded a net liability of $4, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $27 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $27 increase in fair value.
For additional information regarding our derivatives, see Note 5, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2018, 2017 and 2016

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Anthem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for non-consolidated equity investments not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income for the year ended December 31, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1944.

Indianapolis, Indiana
February 20, 2019

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$3,934	$3,609
Fixed maturity securities, current (amortized cost of $16,894 and $17,055)	16,692	17,377
Equity securities, current	1,493	3,599
Other invested assets, current	21	17
Accrued investment income	162	163
Premium receivables	4,465	3,605
Self-funded receivables	2,278	2,580
Other receivables	2,558	2,267
Income taxes receivable	10	342
Securities lending collateral	604	455
Other current assets	2,104	2,249
Total current assets	34,321	36,263
Long-term investments:
Fixed maturity securities (amortized cost of $486 and $555)	487	561
Equity securities	33	33
Other invested assets	3,726	3,344
Property and equipment, net	2,735	2,175
Goodwill	20,504	19,231
Other intangible assets	9,007	8,368
Other noncurrent assets	758	565
Total assets	$71,571	$70,540

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$7,454	$7,992
Reserves for future policy benefits	75	70
Other policyholder liabilities	2,590	2,950
Total policy liabilities	10,119	11,012
Unearned income	902	860
Accounts payable and accrued expenses	4,959	5,024
Security trades pending payable	197	113
Securities lending payable	604	454
Short-term borrowings	1,145	1,275
Current portion of long-term debt	849	1,275
Other current liabilities	3,190	3,343
Total current liabilities	21,965	23,356
Long-term debt, less current portion	17,217	17,382
Reserves for future policy benefits, noncurrent	706	647
Deferred tax liabilities, net	1,960	1,727
Other noncurrent liabilities	1,182	925
Total liabilities	43,030	44,037

Commitments and contingencies—Note 13
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 257,395,577 and 256,084,913	3	3
Additional paid-in capital	9,536	8,547
Retained earnings	19,988	18,054
Accumulated other comprehensive loss	(986)	(101)
Total shareholders’ equity	28,541	26,503
Total liabilities and shareholders’ equity	$71,571	$70,540
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2018	2017	2016
Revenues
Premiums	$85,421	$83,648	$78,860
Administrative fees and other revenue	5,920	5,413	5,334
Total operating revenue	91,341	89,061	84,194
Net investment income	970	867	779
Net realized (losses) gains on financial instruments	(180)	145	5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(29)	(35)	(147)
Portion of other-than-temporary impairment losses recognized in other comprehensive (loss) income	3	2	32
Other-than-temporary impairment losses recognized in income	(26)	(33)	(115)
Total revenues	92,105	90,040	84,863
Expenses
Benefit expense	71,895	72,236	66,834
Selling, general and administrative expense	14,020	12,650	12,559
Interest expense	753	739	723
Amortization of other intangible assets	358	169	192
Loss on extinguishment of debt	11	282	—
Total expenses	87,037	86,076	80,308
Income before income tax expense	5,068	3,964	4,555
Income tax expense	1,318	121	2,085
Net income	$3,750	$3,843	$2,470
Net income per share
Basic	$14.53	$14.70	$9.39
Diluted	$14.19	$14.35	$9.21
Dividends per share	$3.00	$2.70	$2.60

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2018	2017	2016
Net income	$3,750	$3,843	$2,470
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(418)	173	118
Change in non-credit component of other-than-temporary impairment losses on investments	(2)	4	5
Change in net unrealized gains/losses on cash flow hedges	37	(65)	(87)
Change in net periodic pension and postretirement costs	(90)	51	(13)
Foreign currency translation adjustments	(1)	3	2
Other comprehensive (loss) income	(474)	166	25
Total comprehensive income	$3,276	$4,009	$2,495

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2018	2017	2016
Operating activities
Net income	$3,750	$3,843	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on financial instruments	180	(145)	(5)
Other-than-temporary impairment losses recognized in income	26	33	115
Loss on extinguishment of debt	11	282	—
Loss on disposal of assets	8	13	5
Deferred income taxes	91	(1,272)	127
Amortization, net of accretion	1,008	780	808
Depreciation expense	124	111	104
Impairment of property and equipment	5	2	45
Share-based compensation	226	170	165
Excess tax benefits from share-based compensation	—	—	(54)
Changes in operating assets and liabilities:
Receivables, net	(695)	(22)	(1,381)
Other invested assets	(1)	(36)	(19)
Other assets	(26)	(629)	(128)
Policy liabilities	(1,059)	732	322
Unearned income	(36)	(120)	(174)
Accounts payable and accrued expenses	122	922	182
Other liabilities	(25)	(120)	606
Income taxes	323	(194)	179
Other, net	(205)	(165)	(97)
Net cash provided by operating activities	3,827	4,185	3,270
Investing activities
Purchases of fixed maturity securities	(8,244)	(9,795)	(10,158)
Proceeds from fixed maturity securities:
Sales	6,442	7,932	8,636
Maturities, calls and redemptions	1,938	1,848	1,419
Purchases of equity securities	(896)	(5,416)	(1,476)
Proceeds from sales of equity securities	2,809	3,463	1,593
Purchases of other invested assets	(531)	(1,164)	(433)
Proceeds from sales of other invested assets	411	219	305
Changes in collateral and settlement of non-hedging derivatives	—	65	(35)
Changes in securities lending collateral	(149)	625	222
Purchases of subsidiaries, net of cash acquired	(1,760)	(2,080)	—
Purchases of property and equipment	(1,208)	(800)	(584)
Proceeds from sales of property and equipment	—	9	—
Other, net	(71)	12	(3)
Net cash used in investing activities	(1,259)	(5,082)	(514)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(107)	175	(53)
Proceeds from long-term borrowings	835	5,458	—
Repayments of long-term borrowings	(1,684)	(2,815)	—
Proceeds from short-term borrowings	9,120	5,835	2,400
Repayments of short-term borrowings	(9,250)	(5,000)	(2,500)
Changes in securities lending payable	150	(625)	(222)
Changes in bank overdrafts	(210)	71	513
Proceeds from sale of put options	1	1	—
Proceeds from issuance of common stock under Equity Units stock purchase contracts	1,250	—	—
Repurchase and retirement of common stock	(1,685)	(1,998)	—
Change in collateral and settlements of debt-related derivatives	23	(149)	(360)
Cash dividends	(776)	(705)	(684)
Proceeds from issuance of common stock under employee stock plans	173	225	120
Taxes paid through withholding of common stock under employee stock plans	(81)	(46)	(67)
Excess tax benefits from share-based compensation	—	—	54
Net cash (used in) provided by financing activities	(2,241)	427	(799)
Effect of foreign exchange rates on cash and cash equivalents	(2)	4	5
Change in cash and cash equivalents	325	(466)	1,962
Cash and cash equivalents at beginning of year	3,609	4,075	2,113
Cash and cash equivalents at end of year	$3,934	$3,609	$4,075

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2016	261.2	$3	$8,556	$14,778	$(292)	$23,045
Net income	—	—	—	2,470	—	2,470
Other comprehensive income	—	—	—	—	25	25
Dividends and dividend equivalents	—	—	—	(688)	—	(688)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	—	249	—	—	249
December 31, 2016	263.7	3	8,805	16,560	(267)	25,101
Net income	—	—	—	3,843	—	3,843
Other comprehensive income	—	—	—	—	166	166
Premiums for and settlement of equity options	—	—	1	—	—	1
Repurchase and retirement of common stock	(10.5)	—	(356)	(1,642)	—	(1,998)
Dividends and dividend equivalents	—	—	—	(707)	—	(707)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	—	342	—	—	342
Convertible debenture conversions	—	—	(245)	—	—	(245)
December 31, 2017	256.1	3	8,547	18,054	(101)	26,503
Adoption of Accounting Standards Update No. 2016-01 (Note 2)	—	—	—	320	(320)	—
January 1, 2018	256.1	3	8,547	18,374	(421)	26,503
Net income	—	—	—	3,750	—	3,750
Other comprehensive loss	—	—	—	—	(474)	(474)
Issuance of common stock under Equity Units stock purchase contracts	6.0	—	1,250	—	—	1,250
Premiums for and settlement of equity options	—	—	1	—	—	1
Repurchase and retirement of common stock	(6.8)	—	(243)	(1,442)	—	(1,685)
Dividends and dividend equivalents	—	—	—	(785)	—	(785)
Issuance of common stock under employee stock plans, net of related tax benefits	2.1	—	318	—	—	318
Convertible debenture conversions	—	—	(337)	—	—	(337)
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	91	(91)	—
December 31, 2018	257.4	$3	$9,536	$19,988	$(986)	$28,541

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 40 medical members through our affiliated health plans as of December 31, 2018. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with the Federal Employee Program®, or FEP®.
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
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation or adjusted to conform to the current year rounding convention of reporting financial data in whole millions of dollars, except as otherwise noted.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $222 and $182 at December 31, 2018 and 2017, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
Investments: Financial Accounting Standards Board, or FASB, other-than-temporary impairment, or OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition, presentation of, and disclosures for OTTIs. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is presented within the other-than-temporary impairment losses recognized in the income line item on our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the OTTI is presented within the other-than-temporary impairment losses recognized in the income line item on our consolidated statements of income and the non-credit component of the OTTI is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
The credit component of an OTTI is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral, including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings and estimates regarding timing and amount of recoveries associated with a default.
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
Effective January 1, 2018 and in accordance with the FASB guidance, the changes in fair value of our marketable equity securities are recognized in our results of operations within the net realized gains and losses on financial instruments. Prior to 2018, the unrealized gains or losses on our equity securities previously classified as available-for-sale were included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value was deemed to be other-than-temporary and we did not have the intent and ability to hold such equity securities until their full cost can be recovered, in which case such equity securities were written down to fair value and the loss was charged to other-than-temporary impairment losses recognized in income.
We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. We have corporate-owned life insurance policies on certain participants in our deferred compensation plans. The cash surrender value of the corporate-owned life insurance policies is reported in other invested assets, long-term, in the consolidated balance sheets. The remaining rabbi trust assets are generally invested according to the participant’s investment election and are classified as trading, which are reported in other invested assets, current, in the consolidated balance sheets.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported as securities lending collateral on our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as securities lending payable. The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive loss as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Receivables: Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $278 and $302 at December 31, 2018 and 2017, respectively. Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $47 and $153 at December 31, 2018 and 2017, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $280 and $306 at December 31, 2018 and 2017, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
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
Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of the cost of acquisition over the fair

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

value of net assets acquired. Other intangible assets represent the values assigned to customer relationships, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. Certain interim impairment tests are also performed when potential impairment indicators exist or changes in our business or other triggering events occur. Goodwill and other intangible assets are allocated to reporting units for purposes of the annual goodwill impairment test. Other intangible assets with indefinite lives, such as trademarks, are tested for impairment separately.
FASB guidance allows for qualitative assessments of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of a goodwill impairment analysis and whether it is more likely than not that an indefinite-lived intangible asset is impaired for purposes of an indefinite-lived intangible asset impairment analysis. Quantitative analysis must be performed if qualitative analyses are not conclusive. Entities also have the option to bypass the assessment of qualitative factors and proceed directly to performing quantitative analyses. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. We began our 2018 annual test with qualitative analyses.
Qualitative analysis involves assessing situations and developments that could affect key drivers used to evaluate whether the fair value of our goodwill and indefinite-lived intangible assets are impaired. Our procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors, and entity specific events.
Fair value for purposes of a quantitative goodwill impairment test is calculated using a blend of the projected income and market valuation approaches. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted-average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations include market comparisons to publicly traded companies in our industry and are based on observed multiples of certain measures including revenue; earnings before interest, taxes, depreciation and amortization, or EBITDA; and book value of invested capital. A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the fair value of a reporting unit is determined and compared to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation on a business acquisition, at the impairment test date.

Fair value for purposes of a quantitative impairment test for indefinite-lived intangible assets is estimated using a projected income approach. We recognize an impairment loss when the estimated fair value of indefinite-lived intangible assets is less than the carrying value. If significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2018, we believe there were no material concentrations of credit risk with any individual counterparty.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. At the December 31, 2017 measurement date, we changed the discount rate setting methodology from the single equivalent discount rate to the annual spot rate approach. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligations. The spot rate approach produces a more precise measure of service and interest cost, and results in obligations that are equal at the measurement date under both methods.
The assumed healthcare cost trend rates used to measure the expected cost of other postretirement benefits are based on an initial assumed healthcare cost trend rate declining to an ultimate healthcare cost trend rate over a select number of years.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2018 or 2017.
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
The current portion of reserves for future policy benefits relates to the portion of such reserves that we expect to pay within one year. We believe that our liabilities for future policy benefits, along with future premiums received, are adequate to satisfy our ultimate benefit liability; however, these estimates are inherently subject to a number of variable circumstances. Consequently, the actual results could differ materially from the amounts recorded in our consolidated financial statements.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

customers owe us based on actual claim experience. The timing of payment of these retrospectively rated refunds is based on the contractual terms with our customers and can vary from period to period based on the specific contractual requirements.
We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA. If we do not meet or exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by subsidiary, state and applicable line of business (Large Group, Small Group, Individual and Medicare) in accordance with regulations issued by the Department of Health and Human Services, or HHS. Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
We follow HHS guidelines for determining the types of expenses that may be included in our minimum MLR rebate calculations, which differ from benefit expense and premiums as reported in our consolidated financial statements prepared in conformity with GAAP. Certain amounts reported as expense in our GAAP basis consolidated financial statements may be reported as a reduction of premiums in accordance with HHS regulations. In addition, profit amounts included in our payments to third-party administrative service providers are recorded as benefit expense in our consolidated GAAP financial statements while HHS does not allow for the inclusion of these expenses within the medical loss expense for purposes of calculating minimum MLR.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the ACA MLR rebates, risk adjustment, reinsurance and risk corridor or contractual premium stabilization programs. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
Administrative fees and other revenues include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. In addition, administrative fees and other revenues include amounts received for the administration of Medicare or certain other government programs. Under our self-funded arrangements, revenue is recognized as administrative services are performed. All benefit payments under these programs are excluded from benefit expense.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at December 31, 2018. Revenue recognized in 2018 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. All other share-based payments to employees are recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits realized when awards vest or options are exercised exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as tax benefits in the income statement. Our

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

share-based employee compensation plans and assumptions are described in Note 14, “Capital Stock.” Also see “Recently Adopted Accounting Guidance” within this Note 2 for reference to accounting changes adopted related to share-based compensation.
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the Individual and Small Group markets we offer products through state or federally facilitated marketplaces, or public exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred while advertising and marketing costs associated with our corporate image is expensed when first aired. Total advertising and marketing expense was $385, $338 and $246 for the years ended December 31, 2018, 2017 and 2016, respectively.
Health Insurance Provider Fee: The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $11,300 for 2016, was suspended for 2017, had resumed and increased to $14,300 for 2018 and is suspended for 2019. The HIP Fee is scheduled to go back into effect for 2020. For the years ended December 31, 2018 and 2016, we recognized $1,544 and $1,176, respectively, as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2017 due to the suspension of the HIP Fee for 2017.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. This update amends the hedge accounting recognition and presentation requirements in Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update also makes certain targeted improvements to simplify the application of the hedge accounting guidance and provides several transition elections. We adopted ASU 2017-12 on October 1, 2017. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and
Improvements to Topic 606, Revenue from Contracts with Customers. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net). These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, which are recorded on the Premiums line item on our consolidated statements of income and will continue to be accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and other revenue line item on our consolidated statements of income and represents approximately 6% of our consolidated total operating revenue. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, results of operations, cash flows or consolidated financial position.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

practice in how certain cash receipts and cash payments are presented and classified. We adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows, results of operations or consolidated financial position.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The amendments in this update simplify several aspects of accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the amendments in ASU 2016-09 on January 1, 2017. We continue to estimate forfeitures expected to occur in determining stock compensation recognized in each period. We prospectively recognized tax benefits of $36, or $0.13 per diluted share, for the year ended December 31, 2017 in our consolidated statements of income, which previously would have been recorded to additional paid-in capital. In addition, we prospectively recognized excess tax benefits as an operating activity within our consolidated statement of cash flows for the year ended December 31, 2017. Finally, we retrospectively recognized taxes paid on our employees’ behalf through the withholding of common stock as a financing activity within our consolidated statements of cash flows for the years ended December 31, 2017 and 2016.
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
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. This update amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidation analysis of reporting entities that are involved with variable interest entities. We adopted the provisions of ASU 2015-02 effective January 1, 2016, and re-evaluated all legal entity investments under the revised consolidation model. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Guidance Not Yet Adopted: In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, or ASU 2018-19. The amendments in ASU 2018-19 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the effects the adoption of ASU 2016-13 will have on our consolidated financial statements, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15. The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows. ASU 2018-15 is effective for us on January 1, 2020, with early adoption permitted. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently evaluating the effects the adoption of ASU 2018-15 will have on our consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, or ASU 2018-14. The amendments in ASU 2018-14 eliminate, add and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are effective for our annual reporting periods beginning after December 15, 2020, with early adoption permitted. The guidance is to be applied on a retrospective basis to all periods presented. We are currently evaluating the effects the adoption of ASU 2018-14 will have on our disclosures.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add and modify certain disclosure requirements for fair value measurements. The amendments are effective for our interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify disclosure requirements. We early adopted the provisions that eliminate and modify disclosure requirements on a retrospective basis effective in this Annual Report on Form 10-K and we adopted the new disclosure requirements on a prospective basis effective January 1, 2019.
In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services Insurance (Topic
944): Targeted Improvements to the Accounting for Long-Duration Contracts, or ASU 2018-12. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments in ASU 2018-12 will be effective for our interim and annual reporting periods beginning after December 15, 2020. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We are currently evaluating the effects the adoption of ASU 2018-12 will have on our consolidated financial position, results of operations, cash flows, and related disclosures.
In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, and Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-11 provide for an additional and optional transition method that allows an entity to initially apply ASC Topic 842 at the adoption date and recognize a cumulative effect adjustment to its opening balance of retained earnings in the period of adoption and continue its reporting for the comparative periods presented in accordance with the current lease guidance in ASC Topic 840. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance in ASC Topic 606 and if certain conditions are met. The amendments in ASU 2018-10

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02, and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 became effective for us on January 1, 2019. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. As noted above, ASU 2018-11 provides for an additional and optional transition method. We applied the optional transition method upon adoption and have elected the package of practical expedients permitted, which among other things, allows us to carry forward lease classification for our existing leases. In preparation for the adoption of this standard and to enable the preparation of the required financial information, we implemented a new lease accounting software solution as well as new internal controls. The adoption of this standard impacted our consolidated balance sheet in January 2019, as we recorded lease assets and liabilities of approximately $700 for our operating leases. The adoption of this standard did not have an impact on our consolidated statements of income or cash flows. We also do not believe the new standard will have an impact on our liquidity or debt-covenant compliance under our current agreements.
In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This update changes the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under current guidance, the premium is generally amortized over the contractual life of the instrument. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted ASU 2017-08 on January 1, 2019 and the adoption of this standard did not have a material impact on our beginning retained earnings or upon our consolidated financial position, results of operations or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2018 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of America’s 1st Choice’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in goodwill of $1,029 at December 31, 2018, of which $295 was tax deductible. All of the goodwill was allocated to our Government Business segment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Goodwill recognized from the acquisition of America’s 1st Choice primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and Special Needs populations.
The fair value of the net assets acquired from America’s 1st Choice includes $711 of other intangible assets at December 31, 2018, which primarily consist of finite-lived customer relationships with amortization periods ranging from 7 to 13 years. The results of operations of America’s 1st Choice are included in our consolidated financial statements within our Government Business segment for the periods following February 15, 2018. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of HealthSun’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in goodwill of $1,631, at December 31, 2018, of which $956 was tax deductible. All of the goodwill was allocated to our Government Business segment. Goodwill recognized from the acquisition of HealthSun primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and dual-eligible enrollees. Subsequent to the acquisition date, we recognized a $12 decrease to goodwill primarily related to adjustments to provisional amounts of intangible assets recorded on the acquisition date.
The fair value of the net assets acquired from HealthSun includes $637 of other intangible assets at December 31, 2018, which primarily consist of finite-lived customer relationships with amortization periods ranging from 7 to 11 years. The results of operations of HealthSun are included in our consolidated financial statements within our Government Business segment for the periods following December 21, 2017. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Termination of Agreement and Plan of Merger with Cigna Corporation
On July 24, 2015, we and Cigna Corporation, or Cigna, announced that we entered into an Agreement and Plan of Merger, or Cigna Merger Agreement, dated as of July 23, 2015, to acquire all outstanding shares of Cigna. On May 12, 2017, we delivered to Cigna a notice terminating the Cigna Merger Agreement. Both we and Cigna have commenced litigation against the other seeking various actions and damages, including Cigna’s damage claim for a $1,850 termination fee pursuant to the terms of the Cigna Merger Agreement. For additional information, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2018 and 2017 is as follows:

						Non-Credit Component of OTTIs Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2018
Fixed maturity securities:
United States Government securities	$414	$3	$—	$(1)	$416	$—
Government sponsored securities	108	1	—	(1)	108	—
States, municipalities and political subdivisions, tax-exempt	4,716	91	(3)	(19)	4,785	—
Corporate securities	8,189	33	(170)	(115)	7,937	(3)
Residential mortgage-backed securities	2,769	31	(3)	(47)	2,750	—
Commercial mortgage-backed securities	69	—	—	(2)	67	—
Other securities	1,115	14	(8)	(5)	1,116	—
Total fixed maturity securities	$17,380	$173	$(184)	$(190)	$17,179	$(3)
December 31, 2017
Fixed maturity securities:
United States Government securities	$649	$2	$(5)	$(1)	$645	$—
Government sponsored securities	90	—	—	—	90	—
States, municipalities and political subdivisions, tax-exempt	5,854	193	(5)	(7)	6,035	—
Corporate securities	7,363	166	(30)	(13)	7,486	—
Residential mortgage-backed securities	2,520	39	(8)	(12)	2,539	—
Commercial mortgage-backed securities	80	1	—	(2)	79	—
Other securities	1,054	14	(3)	(1)	1,064	—
Total fixed maturity securities	$17,610	$415	$(51)	$(36)	$17,938	$—

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

For fixed maturity securities in an unrealized loss position at December 31, 2018 and 2017, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2018
Fixed maturity securities:
United States Government securities	5	$47	$—	25	$79	$(1)
Government sponsored securities	8	11	—	24	31	(1)
States, municipalities and political subdivisions, tax-exempt	177	295	(3)	604	1,032	(19)
Corporate securities	2,185	4,503	(170)	1,220	2,072	(115)
Residential mortgage-backed securities	259	383	(3)	816	1,458	(47)
Commercial mortgage-backed securities	6	11	—	19	37	(2)
Other securities	193	599	(8)	93	237	(5)
Total fixed maturity securities	2,833	$5,849	$(184)	2,801	$4,946	$(190)
December 31, 2017
Fixed maturity securities:
United States Government securities	36	$450	$(5)	11	$56	$(1)
Government sponsored securities	12	16	—	16	15	—
States, municipalities and political subdivisions, tax-exempt	414	641	(5)	189	356	(7)
Corporate securities	1,081	2,200	(30)	279	330	(13)
Residential mortgage-backed securities	445	1,050	(8)	287	478	(12)
Commercial mortgage-backed securities	7	14	—	12	27	(2)
Other securities	132	406	(3)	20	36	(1)
Total fixed maturity securities	2,127	$4,777	$(51)	814	$1,298	$(36)
The amortized cost and fair value of fixed maturity securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$543	$544
Due after one year through five years	5,174	5,105
Due after five years through ten years	4,956	4,857
Due after ten years	3,869	3,856
Mortgage-backed securities	2,838	2,817
Total fixed maturity securities	$17,380	$17,179

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Equity Securities
A summary of current and long-term marketable equity securities at December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Equity Securities:
Exchange traded funds	$2	$1,300
Fixed maturity mutual funds	557	791
Common equity securities	654	1,254
Private equity securities	313	287
Total	$1,526	$3,632
Investment Income
The major categories of net investment income for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Fixed maturity securities	$681	$614	$673
Equity securities	86	116	62
Cash equivalents	51	25	3
Other	193	153	85
Investment income	1,011	908	823
Investment expense	(41)	(41)	(44)
Net investment income	$970	$867	$779

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Investment Gains
Net realized investment gains/losses and the net change in unrealized appreciation/depreciation on investments for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$85	$137	$210
Gross realized losses from sales	(116)	(55)	(152)
Net realized (losses) gains from sales of fixed maturity securities	(31)	82	58
Equity securities:
Gross realized gains	77	140	205
Gross realized losses	(276)	(17)	(50)
Net realized (losses) gains on equity securities	(199)	123	155
Other investments:
Gross realized gains from sales	27	—	7
Gross realized losses from sales	—	(5)	—
Net realized gains (losses) from sales of other investments	27	(5)	7
Net realized (losses) gains on investments	(203)	200	220

Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(9)	(4)	(75)
Equity securities	—	(15)	(22)
Other investments	(17)	(14)	(18)
Other-than-temporary impairment losses recognized in income	(26)	(33)	(115)

Change in net unrealized (losses) gains on investments:
Fixed maturity securities	(529)	156	193
Equity securities	—	111	7
Other investments	5	(10)	(2)
Total change in net unrealized (losses) gains on investments	(524)	257	198
Deferred income tax benefit (expense)	106	(84)	(80)
Change in net unrealized (losses) gains on investments	(418)	173	118

Net realized (losses) gains on investments, other-than-temporary impairment losses recognized in income and change in net unrealized (losses) gains on investments	$(647)	$340	$223
The gains and losses related to equity securities for the year ended December 31, 2018 are as follows:

2018
Net realized losses recognized on equity securities	$(199)
Less: Net realized losses recognized on equity securities sold during the period	57
Unrealized losses recognized in income on equity securities still held at December 31	$(142)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2018	2017	2016
Proceeds	$8,380	$9,780	$10,055
Gross realized gains	85	137	210
Gross realized losses	(116)	(55)	(152)
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
Other-than-temporary impairments recorded in 2018, 2017 and 2016 were primarily the result of the continued credit deterioration on specific issuers in the bond markets. There were no individually significant OTTI losses on investments by issuer during 2018, 2017 or 2016.
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
The changes in the amount of the credit component of OTTI losses on fixed maturity securities recognized in income, for which a portion of the OTTI losses was recognized in other comprehensive income, was not material for the years ended December 31, 2018, 2017 or 2016.
At December 31, 2018 and 2017, no investments exceeded 10% of shareholders’ equity.
At December 31, 2018 and 2017, the carrying value of fixed maturity investments that did not produce income during the years then ended were $0 and $9, respectively.
As of December 31, 2018 and 2017, we had committed approximately $873 and $824, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2018 and 2017, securities with carrying values of approximately $487 and $561, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $604 and $454 at December 31, 2018 and 2017, respectively. The value of the collateral represented 102% and 104% of the market value of the securities on loan at December 31, 2018 and 2017, respectively.
The remaining contractual maturity of our securities lending agreements at December 31, 2018 is as follows:

	Overnight and Continuous	Less than 30 days	30-90 days	Greater Than 90 days	Total
Securities lending transactions
United States Government securities	$169	$—	$—	$—	$169
Corporate securities	396	—	—	—	396
Equity securities	39	—	—	—	39
Total	$604	$—	$—	$—	$604

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

5. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. We had posted collateral of $1 and $12 related to our derivative financial instruments at December 31, 2018 and 2017, respectively.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2018 and 2017 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2018
Hedging instruments
Interest rate swaps - fixed to floating	$1,200	Other assets/other liabilities	$7	$(11)

Non-hedging instruments
Interest rate swaps	164	Equity securities	4	(1)
Options	100	Other assets/other liabilities	—	—
Futures	415	Equity securities	5	(5)
Subtotal non-hedging	679	Subtotal non-hedging	9	(6)
Total derivatives	$1,879	Total derivatives	16	(17)
		Amounts netted	(14)	14
		Net derivatives	$2	$(3)

December 31, 2017
Hedging instruments
Interest rate swaps - fixed to floating	$1,235	Other assets/other liabilities	$2	$(5)
Interest rate swaps - forward starting pay fixed	425	Other assets/other liabilities	—	$(9)
Subtotal hedging	1,660	Subtotal hedging	2	(14)

Non-hedging instruments
Interest rate swaps	171	Equity securities	1	(5)
Options	100	Other assets/other liabilities	—	—
Futures	117	Equity securities	—	(2)
Subtotal non-hedging	388	Subtotal non-hedging	1	(7)
Total derivatives	$2,048	Total derivatives	3	(21)
		Amounts netted	(1)	1
		Net derivatives	$2	$(20)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the London Interbank Offered Rate, or LIBOR. A summary of our outstanding fair value hedges at December 31, 2018 and 2017 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2018	2017
Interest rate swap	2018	$50	$—	4.101%	September 1, 2027
Interest rate swap	2018	450	—	3.300	January 15, 2023
Interest rate swap	2018	90	—	4.350	August 15, 2020
Interest rate swap	2017	50	50	4.350	August 15, 2020
Interest rate swap	2015	200	200	4.350	August 15, 2020
Interest rate swap	2014	150	150	4.350	August 15, 2020
Interest rate swap	2013	10	10	4.350	August 15, 2020
Interest rate swap	2012	200	200	4.350	August 15, 2020
Interest rate swap	2012	—	625	1.875	January 15, 2018
Total notional amount outstanding		$1,200	$1,235
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2018 and 2017:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2018	2017	2018	2017
Current portion of long term-debt	$849	$1,275	$7	$2
Long-term debt	17,217	17,382	(11)	(5)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. During 2018, swaps in the notional amount of $425 were terminated. We received an aggregate of $24 from the swap counter parties upon termination.
The unrecognized loss for all outstanding, expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $246 and $233 at December 31, 2018 and 2017, respectively. As of December 31, 2018, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $14. No amounts were excluded from effectiveness testing.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 is as follows:

	Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss
Type of Cash Flow Hedge
Year ended December 31, 2018
Forward starting pay fixed swaps	$(33)	Interest expense	$(14)
Year ended December 31, 2017
Forward starting pay fixed swaps	$(112)	Interest expense	$(7)
Forward starting pay fixed swaps		Net realized (losses) gains on financial instruments	$(7)
A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the year ended December 31, 2016 is as follows:

	Effective Portion
	Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Year ended December 31, 2016
Forward starting pay fixed swaps	$(140)	Interest expense	$(6)	Net realized (losses) gains on financial instruments	$(8)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2018		2017		2016
	Net Realized (Losses) Gains on Financial Instruments	Interest Expense	Net Realized (Losses) Gains on Financial Instruments	Interest Expense	Net Realized (Losses) Gains on Financial Instruments	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$(180)	$(753)	$145	$(739)	$5	$(723)

Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	—	—	—	—	—	(8)
Derivatives designated as hedging instruments	—	—	—	—	—	8

Loss on cash flow hedging relationships:
Forward starting pay fixed swaps:
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(14)	—	(7)	—	(6)
Amount of loss reclassified from accumulated other comprehensive loss into net income due to ineffectiveness and missed forecasted transactions	—	—	(7)	—	(8)	—

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2018
Interest rate swaps	Net realized (losses) gains on financial instruments	$14
Options	Net realized (losses) gains on financial instruments	1
Futures	Net realized (losses) gains on financial instruments	8
Total		$23
Year ended December 31, 2017
Interest rate swaps	Net realized (losses) gains on financial instruments	$(9)
Options	Net realized (losses) gains on financial instruments	(36)
Futures	Net realized (losses) gains on financial instruments	(3)
Total		$(48)
Year ended December 31, 2016
Interest rate swaps	Net realized (losses) gains on financial instruments	$1
Options	Net realized (losses) gains on financial instruments	(209)
Futures	Net realized (losses) gains on financial instruments	1
Total		$(207)
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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
Securities lending collateral: Fair values of securities lending collateral are based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value, to facilitate fair value measurements and disclosures.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 is as follows:

	Level I	Level II	Level III	Total
December 31, 2018
Assets:
Cash equivalents	$1,815	$—	$—	$1,815
Fixed maturity securities, available-for-sale:
United States Government securities	—	416	—	416
Government sponsored securities	—	108	—	108
States, municipalities and political subdivisions, tax-exempt	—	4,785	—	4,785
Corporate securities	2	7,648	287	7,937
Residential mortgage-backed securities	—	2,744	6	2,750
Commercial mortgage-backed securities	—	67	—	67
Other securities	—	1,099	17	1,116
Total fixed maturity securities, available-for-sale	2	16,867	310	17,179
Equity securities:
Exchange traded funds	2	—	—	2
Fixed maturity mutual funds	—	557	—	557
Common equity securities	601	53	—	654
Private equity securities	—	—	313	313
Total equity securities	603	610	313	1,526
Other invested assets, current	21	—	—	21
Securities lending collateral	314	290	—	604
Derivatives	—	16	—	16
Total assets	$2,755	$17,783	$623	$21,161
Liabilities:
Derivatives	$—	$(17)	$—	$(17)
Total liabilities	$—	$(17)	$—	$(17)

December 31, 2017
Assets:
Cash equivalents	$1,956	$—	$—	$1,956
Fixed maturity securities, available-for-sale:
United States Government securities	—	645	—	645
Government sponsored securities	—	90	—	90
States, municipalities and political subdivisions, tax-exempt	—	6,035	—	6,035
Corporate securities	25	7,232	229	7,486
Residential mortgage-backed securities	—	2,534	5	2,539
Commercial mortgage-backed securities	—	79	—	79
Other securities	75	973	16	1,064
Total fixed maturity securities, available-for-sale	100	17,588	250	17,938
Equity securities:
Exchange traded funds	1,300	—	—	1,300
Fixed maturity mutual funds	—	791	—	791
Common equity securities	1,147	107	—	1,254
Private equity securities	—	—	287	287
Total equity securities	2,447	898	287	3,632
Other invested assets, current	17	—	—	17
Securities lending collateral	214	241	—	455
Derivatives	—	3	—	3
Total assets	$4,734	$18,730	$537	$24,001
Liabilities:
Derivatives	$—	$(21)	$—	$(21)
Total liabilities	$—	$(21)	$—	$(21)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Securities	Equity Securities	Total
Year ended December 31, 2018
Beginning balance at January 1, 2018	$229	$5	$—	$16	$287	$537
Total gains (losses):
Recognized in net income	1	—	—	—	(229)	(228)
Recognized in accumulated other comprehensive loss	(5)	—	—	—	—	(5)
Purchases	120	2	—	18	290	430
Sales	(33)	—	—	(1)	(35)	(69)
Settlements	(88)	(1)	—	(10)	—	(99)
Transfers into Level III	65	—	—	9	—	74
Transfers out of Level III	(2)	—	—	(15)	—	(17)
Ending balance at December 31, 2018	$287	$6	$—	$17	$313	$623
Change in unrealized losses included in net income related to assets still held at December 31, 2018	$—	$—	$—	$—	$30	$30

Year ended December 31, 2017
Beginning balance at January 1, 2017	$239	$11	$—	$43	$188	$481
Total (losses) gains:
Recognized in net income	(1)	—	—	—	—	(1)
Recognized in accumulated other comprehensive loss	3	—	—	—	11	14
Purchases	88	4	—	36	89	217
Sales	(48)	(5)	—	(1)	(1)	(55)
Settlements	(64)	(2)	—	(7)	—	(73)
Transfers into Level III	15	3	—	15	—	33
Transfers out of Level III	(3)	(6)	—	(70)	—	(79)
Ending balance at December 31, 2017	$229	$5	$—	$16	$287	$537
Change in unrealized losses included in net income related to assets still held at December 31, 2017	$(3)	$—	$—	$—	$—	$(3)

Year ended December 31, 2016
Beginning balance at January 1, 2016	$186	$—	$2	$26	$102	$316
Total (losses) gains:
Recognized in net income	(3)	—	—	—	1	(2)
Recognized in accumulated other comprehensive loss	(2)	—	—	(1)	(1)	(4)
Purchases	170	4	—	—	223	397
Sales	(5)	—	—	—	(137)	(142)
Settlements	(57)	—	—	(1)	—	(58)
Transfers into Level III	7	9	—	29	—	45
Transfers out of Level III	(57)	(2)	(2)	(10)	—	(71)
Ending balance at December 31, 2016	$239	$11	$—	$43	$188	$481
Change in unrealized losses included in net income related to assets still held at December 31, 2016	$(2)	$—	$—	$—	$—	$(2)
There were no individually material transfers into or out of Level III during the years ended December 31, 2018, 2017 or 2016.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2018, 2017 or 2016.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America’s 1st Choice on February 15, 2018. The net assets acquired in our acquisition of America’s 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America’s 1st Choice assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of America’s 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America’s 1st Choice described above, there were no other material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2018 or 2017.
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
The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium receivables, self-funded receivables, other receivables, income taxes receivable, unearned income, accounts payable and accrued expenses, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short-term nature of these items. These assets and liabilities are not listed in the table below.
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
Long-term debt - senior unsecured notes and surplus notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term debt—convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2018 and 2017 are as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2018
Assets:
Other invested assets, long-term	$3,726	$—	$—	$3,726	$3,726
Liabilities:
Debt:
Short-term borrowings	1,145	—	1,145	—	1,145
Commercial paper	697	—	697	—	697
Notes	17,178	—	17,145	—	17,145
Convertible debentures	191	—	1,030	—	1,030

December 31, 2017
Assets:
Other invested assets, long-term	$3,344	$—	$—	$3,344	$3,344
Liabilities:
Debt:
Short-term borrowings	1,275	—	1,275	—	1,275
Commercial paper	804	—	804	—	804
Notes	17,593	—	18,815	—	18,815
Convertible debentures	260	—	1,216	—	1,216

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

7. Income Taxes
The components of deferred income taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets relating to:
Retirement benefits	$226	$211
Accrued expenses	301	279
Insurance reserves	96	136
Net operating loss carryforwards	7	4
Bad debt reserves	104	128
State income tax	32	33
Deferred compensation	20	24
Investment basis difference	—	24
Unrealized losses on securities	41	—
Other	72	81
Total deferred tax assets	899	920
Deferred tax liabilities relating to:
Investment basis difference	52	—
Unrealized gains on securities	—	175
Intangible assets:
Trademarks and state Medicaid licenses	1,529	1,529
Customer, provider and hospital relationships	290	186
Internally developed software and other amortization differences	461	324
Retirement benefits	183	170
Debt discount	27	28
State deferred tax	105	105
Depreciation and amortization	47	41
Other	165	89
Total deferred tax liabilities	2,859	2,647
Net deferred tax liability	$1,960	$1,727
Significant components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consist of the following:

	2018	2017	2016
Current tax expense:
Federal	$1,128	$1,356	$1,862
State and local	78	39	94
Total current tax expense	1,206	1,395	1,956
Deferred tax expense (benefit)	112	(1,274)	129
Total income tax expense	$1,318	$121	$2,085
State and local current tax expense is reported gross of federal benefit, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included in multiple lines in the following rate reconciliation table on a net of federal tax basis.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,064	21.0%	$1,387	35.0%	$1,594	35.0%
State and local income taxes net of federal tax expense/benefit	63	1.2	(2)	(0.1)	62	1.4
Tax exempt interest and dividends received deduction	(27)	(0.5)	(58)	(1.4)	(62)	(1.4)
HIP Fee	324	6.4	—	—	412	9.0
Tax Cuts and Jobs Act	(28)	(0.6)	(1,108)	(27.9)	—	—
Other, net	(78)	(1.5)	(98)	(2.5)	79	1.8
Total income tax expense	$1,318	26.0%	$121	3.1%	$2,085	45.8%
During the year ended December 31, 2018, we recognized income tax expense of $324, or $1.23 per diluted share, as a result of the non-tax deductibility of the HIP Fee payment. On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act, which contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. At December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act. There was no material change to our 2017 provisional amount. In addition we reclassified, for our interim and annual reporting periods beginning on January 1, 2018, $91 of stranded tax effects from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet.
During the year ended December 31, 2017, we recognized an income tax benefit of $1,108, or $4.14 per diluted share, as a result of the provisional amount recorded related to the remeasurement of our deferred tax balance as a result of the enactment of the Tax Cuts and Jobs Act. The HIP Fee payment was suspended for 2017.
During the year ended December 31, 2016, we recognized income tax expense of $412, or $1.54 per diluted share, as a result of the non-tax deductibility of the HIP Fee payments.
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Balance at January 1	$190	$131
Additions based on:
Tax positions related to current year	35	3
Tax positions related to prior years	50	83
Reductions based on:
Tax positions related to prior years	(31)	(18)
Settlements with taxing authorities	(3)	(9)
Balance at December 31	$241	$190
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $237 and $175 at December 31, 2018 and 2017, respectively. Also included in the table above, at December 31, 2018, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. In

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

addition to the contingent liabilities included in the table above, during 2017 we filed protective state income tax refund claims of approximately $310. There were no equivalent protective state income tax refund claims filed in 2018.
For the years ended December 31, 2018, 2017 and 2016, we recognized net interest expense of $15, $3 and $7, respectively. We had accrued approximately $37 and $22 for the payment of interest at December 31, 2018 and 2017, respectively.
As of December 31, 2018, as further described below, certain tax years remain open to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $(54) to $(158).
We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2018, the IRS examination of our 2018 and 2017 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with selling, general and administrative expense.
At December 31, 2018, we had unused federal tax net operating loss carryforwards of approximately $20 to offset future taxable income. The loss carryforwards expire in the years 2032 through 2037. During 2018, 2017 and 2016, federal income taxes paid totaled $738, $1,503 and $1,665, respectively.
8. Property and Equipment
A summary of property and equipment at December 31, 2018 and 2017 is as follows:

	2018	2017
Computer software, purchased and internally developed	$3,532	$2,613
Computer equipment, furniture and other equipment	1,266	1,080
Leasehold improvements	563	494
Building and improvements	169	168
Land and improvements	18	18
Property and equipment, gross	5,548	4,373
Accumulated depreciation and amortization	(2,813)	(2,198)
Property and equipment, net	$2,735	$2,175
Depreciation expense for 2018, 2017 and 2016 was $124, $111 and $104, respectively. Amortization expense on computer software and leasehold improvements for 2018, 2017 and 2016 was $528, $490 and $472, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2018, 2017 and 2016 of $465, $435 and $412, respectively. Capitalized costs related to the internal development of software of $3,226 and $2,373 at December 31, 2018 and 2017, respectively, are reported with computer software.
During the years ended December 31, 2018, 2017 and 2016, we recognized $5, $2 and $25, respectively, of impairments related to computer software, primarily internally developed. We also recognized $20 of impairments related to computer equipment in 2016. These impairments were due to project cancellation or asset replacement, some of which resulted from a change in strategic focus needed to effectively manage business operations in a post-ACA environment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 19, “Segment Information”) for 2018 and 2017 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Balance as of January 1, 2017	$11,818	$5,743	$—	$17,561
Acquisitions	—	1,659	11	1,670
Balance as of December 31, 2017	11,818	7,402	11	19,231
Acquisitions	—	1,285	—	1,285
Adjustments	(267)	266	(11)	(12)
Balance as of December 31, 2018	$11,551	$8,953	$—	$20,504
Accumulated impairment as of December 31, 2018	$(41)	$—	$—	$(41)
The increase in goodwill in 2018 was primarily due to the acquisition of America's 1st Choice in February 2018. The increase in goodwill in 2017 was primarily due to the acquisition of HealthSun in December 2017. For additional information regarding these acquisitions, see Note 3, “Business Acquisitions”.
The adjustments in 2018 include measurement period adjustments for HealthSun as well as certain reclassifications made for segment reporting. For additional information, see Note 19, “Segment Information”.
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2018, 2017 and 2016. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2018, 2017 or 2016, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2018 and 2017 are as follows:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$4,495	$(3,185)	$1,310	$3,725	$(2,878)	$847
Provider and hospital relationships	228	(85)	143	187	(73)	114
Other	352	(88)	264	184	(67)	117
Total	5,075	(3,358)	1,717	4,096	(3,018)	1,078
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,299	—	6,299	6,299	—	6,299
State Medicaid licenses	991	—	991	991	—	991
Total	7,290	—	7,290	7,290	—	7,290
Other intangible assets	$12,365	$(3,358)	$9,007	$11,386	$(3,018)	$8,368

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2018, the estimated amortization expense for each of the five succeeding years is as follows: 2019, $337; 2020, $289; 2021, $243; 2022, $195; and 2023, $161.
10. Retirement Benefits
 We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.
The Anthem Cash Balance Plan A and the Anthem Cash Balance Plan B are cash balance pension plans covering certain eligible employees of the affiliated companies that participate in these plans. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continued to accrue benefits. Participants who did not receive credits and/or benefit accruals are included in the Anthem Cash Balance Plan A, while employees who were still receiving credits and/or benefits participate in the Anthem Cash Balance Plan B. Effective January 1, 2019, benefits under the Anthem Cash Balance Plan B were curtailed. All grandfathered participants will no longer have pay credits added to their accounts but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting purposes. Several pension plans acquired through various corporate mergers and acquisitions have been merged into these plans in prior years.
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
All of the plans’ assets consist primarily of common stocks, fixed maturity securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, or ERISA, including amendments by the Pension Protection Act of 2006, and in accordance with income tax regulations, plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.
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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Benefit obligation at beginning of year	$1,872	$1,825	$524	$565
Service cost	8	10	1	1
Interest cost	55	66	15	21
Actuarial (gain) loss	(70)	104	(57)	(39)
Benefits paid	(122)	(133)	(52)	(24)
Benefit obligation at end of year	$1,743	$1,872	$431	$524

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$2,012	$1,888	$356	$332
Actual return on plan assets	(76)	253	(17)	41
Employer contributions	4	4	49	7
Benefits paid	(122)	(133)	(52)	(24)
Fair value of plan assets at end of year	$1,818	$2,012	$336	$356
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Noncurrent assets	$134	$202	$—	$—
Current liabilities	(6)	(5)	—	—
Noncurrent liabilities	(53)	(57)	(95)	(168)
Net amount at December 31	$75	$140	$(95)	$(168)
 The net amounts included in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Net actuarial loss	$751	$625	$58	$77
Prior service cost (credit)	1	1	(34)	(46)
Net amount before tax at December 31	$752	$626	$24	$31
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $16 and $0, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $2 and $12, respectively.
The accumulated benefit obligation for the defined benefit pension plans was $1,742 and $1,869 at December 31, 2018 and 2017, respectively.
As of December 31, 2018, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $94, $93 and $36, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Discount rate	4.15%	3.44%	4.04%	3.42%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.44%	7.83%	7.00%	7.00%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2018	2017	2016
Pension Benefits
Service cost	$8	$10	$12
Interest cost	55	66	69
Expected return on assets	(147)	(147)	(147)
Recognized actuarial loss	22	22	19
Amortization of prior service credit	—	—	(1)
Settlement loss	5	7	7
Net periodic benefit credit	$(57)	$(42)	$(41)

Other Benefits
Service cost	$1	$1	$2
Interest cost	15	21	22
Expected return on assets	(24)	(23)	(22)
Recognized actuarial loss	3	11	12
Amortization of prior service credit	(12)	(13)	(14)
Net periodic benefit credit	$(17)	$(3)	$—
During the years ended December 31, 2018, 2017 and 2016 we incurred total settlement losses of $5, $7 and $7, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2018	2017	2016
Pension Benefits
Discount rate	3.44%	3.77%	3.92%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.83%	7.95%	7.84%

Other Benefits
Discount rate	3.42%	3.82%	4.01%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.00%	7.00%	7.00%
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2018 measurement date was 7.50% for 2019 with a gradual decline to 4.50% by the year 2028. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2018 measurement date was 6.00% for 2019 with a gradual decline to 4.50% by the year 2028. These estimated trend rates are subject to change in the future. The healthcare cost trend rate assumption affects the amounts reported. For example, an increase in the assumed healthcare cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2018 by $24 and would increase service and interest costs by $1. Conversely, a decrease in the assumed healthcare cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2018 by $21 and would decrease service and interest costs by $1.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 44% equity securities, 47% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds and asset-backed investments issued by corporations and the U.S. government. Other types of investments primarily include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2018, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2018, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $69, are as follows (see Note 6, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2018
Pension Benefit Assets:
Equity securities:
U.S. securities	$488	$—	$—	$488
Foreign securities	147	—	—	147
Mutual funds	36	—	—	36
Fixed maturity securities:
Government securities	—	248	—	248
Corporate securities	—	347	—	347
Asset-backed securities	—	153	—	153
Other types of investments:
Partnership interests	—	—	187	187
Insurance company contracts	—	—	166	166
Total pension benefit assets	$671	$748	$353	$1,772

Other Benefit Assets:
Equity securities:
U.S. securities	$9	$—	$—	$9
Foreign securities	3	—	—	3
Mutual funds	27	—	—	27
Fixed maturity securities:
Government securities	—	3	—	3
Corporate securities	—	5	—	5
Asset-backed securities	—	5	—	5
Other types of investments:
Partnership interests	—	—	2	2
Life insurance contracts	—	—	249	249
Investment in DOL 103-12 trust	—	10	—	10
Total other benefit assets	$39	$23	$251	$313

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2017, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $14, are as follows:

	Level I	Level II	Level III	Total
December 31, 2017
Pension Benefit Assets:
Equity securities:
U.S. securities	$584	$5	$—	$589
Foreign securities	179	—	—	179
Mutual funds	39	—	—	39
Fixed maturity securities:
Government securities	227	—	—	227
Corporate securities	—	377	—	377
Asset-backed securities	—	140	—	140
Other types of investments:
Common and collective trusts	—	54	—	54
Partnership interests	—	—	221	221
Insurance company contracts	—	—	173	173
Total pension benefit assets	$1,029	$576	$394	$1,999

Other Benefit Assets:
Equity securities:
U.S. securities	$10	$—	$—	$10
Foreign securities	3	—	—	3
Mutual funds	48	—	—	48
Fixed maturity securities:
Government securities	3	—	—	3
Corporate securities	—	5	—	5
Asset-backed securities	—	5	—	5
Other types of investments:
Common and collective trusts	—	1	—	1
Life insurance contracts	—	—	269	269
Investment in DOL 103-12 trust	—	11	—	11
Total other benefit assets	$64	$22	$269	$355

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2018
Beginning balance at January 1, 2018	$221	$173	$269	$663
Actual return on plan assets relating to assets still held at the reporting date	(10)	(7)	(15)	(32)
Purchases	—	8	—	8
Sales	(22)	(8)	(5)	(35)
Ending balance at December 31, 2018	$189	$166	$249	$604

Year ended December 31, 2017
Beginning balance at January 1, 2017	$114	$173	$238	$525
Actual return on plan assets relating to assets still held at the reporting date	20	(1)	31	50
Purchases	126	10	—	136
Sales	(39)	(9)	—	(48)
Ending balance at December 31, 2017	$221	$173	$269	$663

Year ended December 31, 2016
Beginning balance at January 1, 2016	$119	$174	$230	$523
Actual return on plan assets relating to assets still held at the reporting date	(4)	(3)	11	4
Purchases	18	9	—	27
Sales	(19)	(7)	(3)	(29)
Ending balance at December 31, 2016	$114	$173	$238	$525
During 2018, we transferred our United States Government securities from Level I to Level II based on the inputs used to measure fair value. There were no transfers into or out of Level III during the years ended December 31, 2018, 2017 or 2016.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2018, 2017 and 2016, no material contributions were necessary to meet ERISA required funding levels. However, during the years ended December 31, 2018, 2017 and 2016, we made tax deductible discretionary contributions to the pension benefit plans of $4, $4 and $11, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2019	$124	$37
2020	121	37
2021	123	37
2022	123	37
2023	121	36
2024 - 2028	575	159
In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $211, $142 and $132 during 2018, 2017 and 2016, respectively. Contributions in 2018 include approximately $58 for a one time contribution made to employees following the enactment of the Tax Cuts and Jobs Act.
11. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 19, “Segment Information”), for the year ended December 31, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,383	$4,431	$7,814
Ceded medical claims payable, beginning of year	(78)	(27)	(105)
Net medical claims payable, beginning of year	3,305	4,404	7,709
Business combinations and purchase adjustments	—	199	199
Net incurred medical claims:
Current year	24,094	45,487	69,581
Prior years redundancies	(456)	(474)	(930)
Total net incurred medical claims	23,638	45,013	68,651
Net payments attributable to:
Current year medical claims	21,633	41,115	62,748
Prior years medical claims	2,734	3,845	6,579
Total net payments	24,367	44,960	69,327
Net medical claims payable, end of year	2,576	4,656	7,232
Ceded medical claims payable, end of year	10	24	34
Gross medical claims payable, end of year	$2,586	$4,680	$7,266

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,247	$4,409	$7,656
Ceded medical claims payable, beginning of year	(521)	(18)	(539)
Net medical claims payable, beginning of year	2,726	4,391	7,117
Business combinations and purchase adjustments	—	76	76
Net incurred medical claims:
Current year	29,467	40,910	70,377
Prior years redundancies	(462)	(671)	(1,133)
Total net incurred medical claims	29,005	40,239	69,244
Net payments attributable to:
Current year medical claims	26,250	36,673	62,923
Prior years medical claims	2,176	3,629	5,805
Total net payments	28,426	40,302	68,728
Net medical claims payable, end of year	3,305	4,404	7,709
Ceded medical claims payable, end of year	78	27	105
Gross medical claims payable, end of year	$3,383	$4,431	$7,814
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2016 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,371	$3,989	$7,360
Ceded medical claims payable, beginning of year	(636)	(10)	(646)
Net medical claims payable, beginning of year	2,735	3,979	6,714
Net incurred medical claims:
Current year	27,588	37,280	64,868
Prior years redundancies	(463)	(372)	(835)
Total net incurred medical claims	27,125	36,908	64,033
Net payments attributable to:
Current year medical claims	24,928	32,951	57,879
Prior years medical claims	2,206	3,545	5,751
Total net payments	27,134	36,496	63,630
Net medical claims payable, end of year	2,726	4,391	7,117
Ceded medical claims payable, end of year	521	18	539
Gross medical claims payable, end of year	$3,247	$4,409	$7,656
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $930 shown above for the year ended December 31, 2018 represents an estimate

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

based on paid claim activity from January 1, 2018 to December 31, 2018. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $930 redundancy relates to claims incurred in calendar year 2017.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2018, 2017 and 2016, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2018	2017	2016
Assumed trend factors	$(515)	$(631)	$(578)
Assumed completion factors	(415)	(502)	(257)
Total	$(930)	$(1,133)	$(835)
The favorable development recognized in 2018 and 2017 resulted from trend and completion factors developing more favorably than originally expected. The favorable development recognized in 2016 resulted primarily from trend factors in late 2015 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2018	2017	2016
Net incurred medical claims:
Commercial & Specialty Business	$23,638	$29,005	$27,125
Government Business	45,013	40,239	36,908
Total net incurred medical claims	68,651	69,244	64,033
Quality improvement and other claims expense	3,244	2,992	2,801
Benefit expense	$71,895	$72,236	$66,834
Incurred claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2018, 2017 and 2016 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2016	2017
Claim Years	(Unaudited)	(Unaudited)	2018
2016 & Prior	$29,861	$29,399	$29,298
2017		29,467	29,112
2018			24,094
Total			$82,504

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2018, 2017 and 2016 is as follows:

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2016	2017
Claim Years	(Unaudited)	(Unaudited)	2018
2016 & Prior	$27,135	$29,311	$29,289
2017		26,250	29,006
2018			21,633
Total			$79,928
At December 31, 2018, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $9, $106 and $2,461 for the claim years 2016 and prior, 2017 and 2018, respectively.
At December 31, 2018, the cumulative number of reported claims for the Commercial & Specialty Business was 120, 117 and 85 for the claim years 2016 and prior, 2017 and 2018, respectively.
Incurred claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2018, 2017 and 2016 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2016	2017
Claim Years	(Unaudited)	(Unaudited)	2018
2016 & Prior	$40,888	$40,217	$40,133
2017		40,986	40,596
2018			45,686
Total			$126,415
Paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2018, 2017 and 2016 is as follows:

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2016	2017
Claim Years	(Unaudited)	(Unaudited)	2018
2016 & Prior	$36,497	$40,126	$40,103
2017		36,673	40,541
2018			41,115
Total			$121,759
At December 31, 2018, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $30, $55 and $4,571 for the claim years 2016 and prior, 2017 and 2018, respectively.
At December 31, 2018, the cumulative number of reported claims for the Government Business was 209, 211 and 205 for the claim years 2016 and prior, 2017 and 2018, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2016 and 2017, for both the Commercial & Specialty Business and Government Business, is unaudited and presented as supplementary information.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The cumulative number of reported claims for each claim year, for both the Commercial & Specialty Business and Government Business, have been developed using historical data captured by our claim payment systems. The provided claim amounts are not a precise tool for understanding utilization of medical services. They could be impacted by a variety of factors including changes in provider billing practices, provider reimbursement arrangements, mix of services, benefit design or processing systems. The cumulative number of reported claims has been provided to comply with FASB accounting standards and is not used by management in its claims analysis. Our cumulative number of reported claims may not be comparable to similar measures reported by other health benefits companies.
The reconciliation of the Commercial & Specialty Business and Government Business incurred and paid claims development information for the three years ended December 31, 2018, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of December 31, 2018, is as follows:

	Commercial & Specialty Business	Government Business	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$82,504	$126,415	$208,919
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	79,928	121,759	201,687
Net medical claims payable, end of year	2,576	4,656	7,232
Ceded medical claims payable, end of year	10	24	34
Insurance lines other than short duration	—	188	188
Gross medical claims payable, end of year	$2,586	$4,868	$7,454
12. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2018 and 2017, $645 and $825, respectively, were outstanding under our short-term FHLB borrowings. These outstanding short-term FHLB borrowings at December 31, 2018 and 2017 had fixed interest rates of 2.458% and 1.386%, respectively.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit with separate lenders for general corporate purposes. In 2018, we increased the combined borrowing capacity on these line of credit from $450 to $600. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. At December 31, 2018 and 2017, $500 and $450, respectively, were outstanding under our 364-day lines of credit.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term Debt
The carrying value of long-term debt at December 31, 2018 and 2017 consists of the following:

	2018	2017
Senior unsecured notes:
1.875%, due 2018	$—	$625
2.300%, due 2018	—	649
2.250%, due 2019	849	847
2.500%, due 2020	897	895
4.350%, due 2020	688	693
3.700%, due 2021	698	698
2.950%, due 2022	747	746
3.125%, due 2022	846	845
3.300%, due 2023	1,000	994
3.350%, due 2024	846	845
3.500%, due 2024	794	793
3.650%, due 2027	1,589	1,589
4.101%, due 2028	1,250	—
5.950%, due 2034	334	334
5.850%, due 2036	396	396
6.375%, due 2037	366	366
5.800%, due 2040	124	123
4.625%, due 2042	887	887
4.650%, due 2043	986	986
4.650%, due 2044	791	791
5.100%, due 2044	594	594
4.375%, due 2047	1,386	1,386
4.550%, due 2048	838	—
4.850%, due 2054	247	247
Remarketable subordinated notes:
1.900%, due 2028	—	1,239
Surplus note:
9.000%, due 2027	25	25
Senior convertible debentures:
2.750%, due 2042	191	260
Variable rate debt:
Commercial paper program	697	804
Total long-term debt	18,066	18,657
Current portion of long-term debt	(849)	(1,275)
Long-term debt, less current portion	$17,217	$17,382
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
On May 1, 2018, we settled our Equity Units stock purchase contracts at a settlement rate of 0.2412 shares of our common stock, using a market value formula set forth in the Equity Units purchase contracts. This resulted in the issuance of approximately 6 shares. We had issued 25 Equity Units on May 12, 2015, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250. Each Equity Unit had a stated amount of $50 (whole dollars) and consisted of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. At December 31, 2017, the stock purchase contract liability was $21 and was included in other current liabilities and other noncurrent liabilities with a corresponding offset to additional paid-in capital in our consolidated balance sheet. Contract adjustment payments commenced on August 1, 2015 at a rate of 3.350% per annum on the stated amount per Equity Unit. The RSNs were pledged as collateral to secure the purchase of common stock under the related stock purchase contracts. Quarterly interest payments on the RSNs commenced on August 1, 2015. On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $18. At the remarketing, we also issued $850 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2018.
On November 21, 2017, we issued $900 aggregate principal amount of 2.500% Notes due 2020, $750 aggregate principal amount of 2.950% Notes due 2022, $850 aggregate principal amount of 3.350% Notes due 2024, $1,600 aggregate principal amount of 3.650% Notes due 2027 and $1,400 aggregate principal amount of 4.375% Notes due 2047 under our shelf registration statement. Interest on the 2020 Notes is payable semi-annually in arrears on May 21 and November 21 of each year, commencing on May 21, 2018. Interest on the 2022 Notes, the 2024 Notes, the 2027 Notes and the 2047 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The net proceeds were used to fund the acquisitions of HealthSun and America’s 1st Choice; redemption of the 7.000% Notes due 2019, discussed below; and redemption of the Tender Notes, discussed below.
On November 14, 2017, we initiated a cash tender offer to purchase any and all of our 7.000% Notes due 2019, or the Any and All Notes, and certain of our 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037, 5.800% Notes due 2040 and 5.100% Notes due 2044, or the Maximum Tender Offer Notes, and collectively with the Any and All Notes, the Tender Notes. On November 21, 2017, we repurchased $185 aggregate principal amount of the Any and All Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $199. On November 30, 2017, we repurchased $836 aggregate principal amount of the Maximum Tender Offer Notes, plus applicable premium and accrued and unpaid interest, for cash totaling $1,095. We recognized a loss on extinguishment of debt of $266 for the repurchase of the Tender Notes.
On December 14, 2017, we redeemed the $255 remaining outstanding principal balance of our 7.000% Notes due 2019, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $275. We recognized a loss on extinguishment of debt of $14 for the repurchase of these Notes.
On June 15, 2017 and February 15, 2017, we repaid, upon maturity, the $529 outstanding balance of our 5.875% Notes and the $400 outstanding balance of our 2.375% Notes, respectively.
The surplus note is an unsecured obligation of Anthem Insurance Companies, Inc., or Anthem Insurance, a wholly owned subsidiary, and is subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus note may be made only with the prior approval of the Indiana Department of Insurance,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

or IDOI, and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500 and matures on August 25, 2020. The interest rate on the Facility is based on either the LIBOR rate or a base rate plus a predetermined rate based on our public debt rating at the date of utilization. Our ability to borrow under the Facility is subject to compliance with certain covenants. There were no amounts outstanding under the Facility at December 31, 2018 or 2017.
We have an authorized commercial paper program of up to $2,500, the proceeds of which may be used for general corporate purposes. At December 31, 2018, we had $697 outstanding under our commercial paper program with a weighted-average interest rate of 2.8270%. At December 31, 2017, we had $804 outstanding under our commercial paper program with a weighted-average interest rate of 1.8247%. Commercial paper borrowings have been classified as long-term debt at December 31, 2018 and 2017, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the Facility described above.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the consideration under the now terminated Cigna Merger Agreement. In January 2017, we reduced the size of the bridge facility from $22,500 to $19,500 and extended the termination date under the Cigna Merger Agreement, as well as the availability of commitments under the bridge facility and term loan facility, to April 30, 2017. We recorded $108 and $104 of interest expense related to the amortization of the bridge loan facility and other related fees during the years ended December 31, 2017 and 2016, respectively. The commitment of the lenders to provide the bridge facility and term loan facility expired on April 30, 2017.
Convertible Debentures
On October 9, 2012, we issued $1,500 of senior convertible debentures, or the Debentures, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The Debentures are governed by an indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. The Debentures also have a contingent interest feature that will require us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

price of $60.46 per share of our common stock on October 2, 2012 (the date the Debentures’ terms were finalized) and is equivalent to an initial conversion price of $75.575 per share of our common stock.
During the year ended December 31, 2018, $109 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $402. We recognized a gain on the extinguishment of debt related to the Debentures of $7, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2017, $117 aggregate principal amount of the Debentures was surrendered for conversion. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $345 and recognized a loss on the extinguishment of debt of $2. There were no repurchases or material conversions during the year ended December 31, 2016.
As of December 31, 2018, our common stock was last traded at a price of $262.63 per share. If the remaining Debentures had been converted or matured at December 31, 2018, we would have been obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $757. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.
The following table summarizes, at December 31, 2018, the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$287
Unamortized debt discount	$93
Net debt carrying amount	$191
Equity component carrying amount	$104
Conversion rate (shares of common stock per $1,000 of principal amount)	13.8474
Effective conversion price (per $1,000 of principal amount)	$72.2151
The remaining amortization period of the unamortized debt discount as of December 31, 2018 is approximately 24 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the years ended December 31, 2018, 2017 and 2016, we recognized $12, $17 and $17, respectively, of interest expense related to the Debentures, of which $10, $14 and $14, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $2, $3 and $3, respectively, represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2018, 2017 and 2016 was $728, $778, and $595, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2018 and 2017.
Future maturities of all long-term debt outstanding at December 31, 2018 are as follows: 2019, $1,546; 2020, $1,585; 2021, $698; 2022, $1,593; 2023, $1,000 and thereafter, $11,644.
13. Commitments and Contingencies
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at December 31, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In June 2018, in response to a motion filed by the defendants, the Court certified its April order for interlocutory appeal to the United States Court of Appeals for the Eleventh Circuit, or the Eleventh Circuit. Also in June 2018, the defendants filed, with the Eleventh Circuit Court of Appeals, a petition for permission to appeal the April order, which Plaintiffs opposed. In December 2018, the Eleventh Circuit denied the petition. No dates have been set for either the final pretrial conferences or trials in these actions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
In March 2018, the Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. The Court of Appeal accepted our writ, and we anticipate that a hearing on our writ will occur in mid-2019. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for pharmacy benefit management, or PBM, services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties, or ESI PBM Agreement, over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement between the parties, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement and that we can terminate the ESI PBM Agreement; and (iv) is required under the PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement; (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith; and (iii) that we do not have the right to terminate the ESI PBM Agreement. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time of the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
ERISA Litigation
We are a defendant in a class action lawsuit that was initially filed in June 2016 against Anthem, Inc. and Express Scripts, which has been consolidated into a single multi-district lawsuit captioned In Re Express Scripts/Anthem ERISA Litigation, in the U.S. District Court for the Southern District of New York. The consolidated complaint was filed by plaintiffs against Express Scripts and us on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to the present in which we provided prescription drug benefits through the ESI PBM Agreement and paid a percentage based co-insurance payment in the course of using that prescription drug benefit. The plaintiffs allege that we breached our duties, either under ERISA or with respect to the implied covenant of good faith and fair dealing implied in the health plans, (i) by failing to adequately monitor Express Scripts’ pricing under the ESI PBM Agreement and (ii) by placing our own pecuniary interest above the best interests of our insureds by allegedly agreeing to higher pricing in the ESI PBM Agreement in exchange for the purchase price for our NextRx PBM business, and (iii) with respect to the non-ERISA members, by negotiating and entering into the ESI PBM Agreement that was allegedly detrimental to the interests of such non-ERISA members. Plaintiffs seek to hold us and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest.
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which was

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
The litigation in Delaware is ongoing with trial scheduled to commence in late February 2019. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
In October 2018, a shareholder filed a derivative lawsuit in the State of Indiana Marion County Superior Court, captioned Henry Bittmann, Derivatively, et al. v. Joseph R Swedish, et al., purportedly on behalf of Anthem and its shareholders against certain current and former directors and officers alleging breaches of fiduciary duties, unjust enrichment and corporate waste associated with the Cigna Merger Agreement. This case has been stayed at the request of the parties pending the outcome of our litigation with Cigna in the Delaware Court. This lawsuit’s ultimate outcome cannot be presently determined.
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
Federal and state agencies, including state insurance regulators, state attorneys general, the HHS Office of Civil Rights and the Federal Bureau of Investigation, are investigating, or have investigated, events related to the cyber attack, including how it occurred, its consequences and our responses. In connection with the resolution of the National Association of

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Insurance Commissioners’ multistate targeted market conduct and financial exam in December 2016, we agreed to provide a customized credit protection program, equivalent to a credit freeze, for our members who were under the age of eighteen on January 27, 2015. No fines or penalties were imposed on us. In October 2018, we resolved the investigation by the HHS Office of Civil Rights. The resolution included a monetary settlement along with an agreement to a two-year Corrective Action Plan. Additionally, an ongoing investigation by a multi-state group of Attorneys General remains outstanding. Although we are cooperating in this investigation, we may be subject to additional fines or other obligations, which may have an adverse effect on how we operate our business and an adverse effect on our results of operations and financial condition.
Civil class actions were filed in various federal and state courts by current or former members and others seeking damages that they alleged arose from the cyber attack. In June 2015, the Judicial Panel on Multidistrict Litigation entered an order transferring the consolidated civil actions to the U.S. District Court for the Northern District of California, or the U.S. District Court, in a matter captioned In Re Anthem, Inc. Data Breach Litigation. The parties agreed to settle plaintiffs’ claims on a class-wide basis for a total settlement payment of $115. In August 2017, the U.S. District Court issued an order of preliminary approval of the settlement. The U.S. District Court held hearings on plaintiffs’ motion for final approval and class counsel’s fee petition in February and June 2018 and appointed a special master to review class counsel’s fee petition. Final approval of the settlement was granted by the U.S. District Court in August 2018. All appeals that were filed with the Ninth Circuit Court of Appeals by class-member objections challenging approval of the settlement have been resolved. This matter is now closed. The three state court cases related to the cyber attack that were proceeding outside of this multidistrict litigation have been resolved and dismissed with prejudice.
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
Contractual Obligations and Commitments
Express Scripts, through our ESI PBM Agreement, is the provider of certain PBM services to our plans. In October 2017, we established a new pharmacy benefits manager, called IngenioRx, and entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, to begin offering PBM solutions, or the CVS PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019 due to the recent acquisition of Express Scripts by Cigna. As a result of exercising our early termination right, the ESI PBM Agreement will now terminate on March 1, 2019, and the twelve-month transition period provided for in the ESI PBM Agreement to migrate the services begins on March 2, 2019. At that time CVS Health is able to begin providing certain PBM services to IngenioRx, pursuant to the CVS PBM Agreement. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the ESI PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings-Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of December 31, 2018.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2018, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
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
Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Historically, stock options have vested over three years in equal semi-annual installments and generally have a term of ten years from the grant date. Amendments to the 2017 Incentive Plan, effective July 1, 2018, require future grants of stock options to vest in three equal annual installments.
Certain option grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Our attribution method for newly granted awards considers all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. The restrictions lapse in three equal annual installments. Performance units issued in 2018 will vest in 2021, based on earnings targets over the three year period of 2018 to 2020. Performance units issued in 2017 will vest in 2020, based on earnings targets over the three year period of 2017 to 2019. Performance units issued in 2016 will vest in 2019, based on earnings targets over the three year period of 2016 to 2018.
For the years ended December 31, 2018, 2017 and 2016, we recognized share-based compensation expense of $226, $170 and $165, respectively, as well as related tax benefits of $61, $68 and $61, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4.3	$124.31
Granted	0.9	232.79
Exercised	(1.3)	112.72
Forfeited or expired	(0.2)	189.52
Outstanding at December 31, 2018	3.7	149.65	6.15	$416
Exercisable at December 31, 2018	2.4	125.88	5.00	$331
The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 amounted to $172, $192 and $103, respectively. We recognized tax benefits of $47, $76 and $38 in 2018, 2017 and 2016, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2018, 2017 and 2016, we received cash of $141, $200 and $95, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2018, 2017 and 2016 was $237, $127 and $185, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2018 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2018	2.0	$152.20
Granted	0.9	233.73
Vested	(1.0)	147.93
Forfeited	(0.2)	188.06
Nonvested at December 31, 2018	1.7	183.32
During the year ended December 31, 2018, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earning targets over the three year period of 2018 to 2020. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2020, based on results in the three year period.
During the year ended December 31, 2018, we granted an additional 0.2 restricted stock units, associated with our 2015 grants, that were earned as a result of satisfactory completion of performance measures between 2015 and 2017. These grants and vested shares have been included in the activity shown above.
As of December 31, 2018, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units, amounted to $22 and $136, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 12 months, respectively.
As of December 31, 2018, there were approximately 26.9 shares of common stock available for future grants under the 2017 Incentive Plan.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	2.90%	2.31%	1.76%
Volatility factor	30.00%	32.00%	32.00%
Dividend yield (annual)	1.30%	1.60%	2.00%
Weighted-average expected life (years)	3.70	4.00	4.10
The following weighted-average fair values were determined for the years ending December 31, 2018, 2017 and 2016:

	2018	2017	2016
Options granted during the year	$55.48	$40.88	$30.56
Restricted stock awards granted during the year	233.73	174.44	131.81
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to the terms of the Stock Purchase Plan, an employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a price per share of 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. There were 0.2 shares issued during the year ended December 31, 2018. As of December 31, 2018, 5.0 shares were available for issuance under the Stock Purchase Plan.
Effective January 1, 2019, the price per share for the shares purchased under the Stock Purchase Plan will be 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter. This additional discount will result in compensation expense beginning in the first quarter of 2019. Participants will be required to hold shares purchased under the Stock Purchase Plan for at least one year from the purchase date.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the cash dividend activity for the years ended December 31, 2018 and 2017 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$192
April 24, 2018	June 8, 2018	June 25, 2018	0.75	196
July 24, 2018	September 10, 2018	September 25, 2018	0.75	195
October 30, 2018	December 5, 2018	December 21, 2018	0.75	193

Year ended December 31, 2017
February 22, 2017	March 10, 2017	March 24, 2017	$0.65	$172
April 27, 2017	June 9, 2017	June 23, 2017	0.65	172
July 25, 2017	September 8, 2017	September 25, 2017	0.70	181
October 24, 2017	December 5, 2017	December 21, 2017	0.70	180
On January 29, 2019, our Audit Committee declared a quarterly cash dividend to shareholders of $0.80 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 29, 2019 to the shareholders of record as of March 18, 2019.
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
A summary of common stock repurchases for the period January 1, 2019 through February 7, 2019 (subsequent to December 31, 2018) and for the years ended December 31, 2018 and 2017 is as follows:

	January 1, 2019 through February 7, 2019	Years Ended December 31
		2018	2017
Shares repurchased	0.6	6.8	10.5
Average price per share	$261.26	$248.34	$189.93
Aggregate cost	$165	$1,685	$1,998
Authorization remaining at end of year	$5,328	$5,493	$7,178
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 12, “Debt.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at December 31, 2018 and 2017 is as follows:

	2018	2017
Investments:
Gross unrealized gains	$173	$940
Gross unrealized losses	(371)	(105)
Net pretax unrealized (losses) gains	(198)	835
Deferred tax asset (liability)	39	(301)
Net unrealized (losses) gains on investments	(159)	534
Non-credit components of OTTI on investments:
Gross unrealized losses	(3)	—
Deferred tax asset	1	—
Net unrealized non-credit component of OTTI on investments	(2)	—
Cash flow hedges:
Gross unrealized losses	(311)	(359)
Deferred tax asset	65	126
Net unrealized losses on cash flow hedges	(246)	(233)
Defined benefit pension plans:
Deferred net actuarial loss	(751)	(625)
Deferred prior service cost	(1)	(1)
Deferred tax asset	193	244
Net unrecognized periodic benefit costs for defined benefit pension plans	(559)	(382)
Postretirement benefit plans:
Deferred net actuarial loss	(58)	(77)
Deferred prior service credits	34	46
Deferred tax asset	6	12
Net unrecognized periodic benefit costs for postretirement benefit plans	(18)	(19)
Foreign currency translation adjustments:
Gross unrealized losses	(3)	(2)
Deferred tax asset	1	1
Net unrealized losses on foreign currency translation adjustments	(2)	(1)
Accumulated other comprehensive loss	$(986)	$(101)
We adopted the FASB standard on accounting for non-consolidated equity investments (ASU 2016-01) on January 1, 2018 as a cumulative-effect adjustment and reclassified $320 of unrealized gains on equity investments, net of tax, from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet. We also adopted the FASB standard on reclassification of certain tax effects from accumulated other comprehensive income (ASU 2018-02) on January 1, 2018 and reclassified $91 of stranded tax effects from accumulated other comprehensive loss to retained earnings on our consolidated balance sheet. See Note 2, “Basis of Presentation and Significant Accounting Policies – Recently Adopted Accounting Guidance” for further information on these standards.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $133, ($153), and ($119), respectively	$(465)	$280	$186
Reclassification adjustment for net realized loss (gain) on investment securities, net of tax (benefit) expense of $(13), $58, and $37, respectively	47	(107)	(68)
Total reclassification adjustment on investments	(418)	173	118
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax benefit (expense) of $1, ($3), and ($3), respectively	(2)	4	5
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of $(10), $35, and $47, respectively	37	(65)	(87)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax benefit (expense) of $29, $(35), and $5, respectively	(90)	51	(13)
Foreign currency translation adjustment, net of tax expense of $0, ($1), and ($1), respectively	(1)	3	2
Net (loss) gain recognized in other comprehensive loss, net of tax benefit (expense) of $140, ($99), and ($34), respectively	$(474)	$166	$25
16. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations. In conjunction with the ACA temporary reinsurance premium stabilization program that was effective for 2014 through 2016, we recognized assessments upon our fully-insured non-grandfathered individual market plans that were eligible for reinsurance recoveries as ceded premiums and estimated reinsurance recoveries as a reduction to benefit expense. Assessments upon all other lines of business that were not eligible for reinsurance recoveries were recognized in selling, general and administrative expense.
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Written	Earned	Written	Earned	Written	Earned
Direct	$84,835	$85,213	$83,974	$83,418	$78,200	$78,726
Assumed	264	259	275	275	217	217
Ceded	(51)	(51)	(44)	(45)	(80)	(83)
Net premiums	$85,048	$85,421	$84,205	$83,648	$78,337	$78,860
Percentage—assumed to net premiums	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of net premiums written and earned by segment (see Note 19, “Segment Information”) for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial & Specialty Business	$30,661	$30,532	$35,382	$35,503	$33,101	$33,577
Government Business	54,387	54,889	48,823	48,145	45,236	45,283
Net premiums	$85,048	$85,421	$84,205	$83,648	$78,337	$78,860
The effect of reinsurance on benefit expense for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Direct	$71,749	$72,135	$67,222
Assumed	219	217	184
Ceded	(73)	(116)	(572)
Net benefit expense	$71,895	$72,236	$66,834
 The effect of reinsurance on certain assets and liabilities at December 31, 2018 and 2017 is as follows:

	2018	2017
Policy liabilities, assumed	$50	$54
Unearned income, assumed	6	1
Premiums payable, ceded	17	9
Premiums receivable, assumed	37	33
17. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2018, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2019	$192
2020	165
2021	139
2022	127
2023	109
Thereafter	385
Total minimum payments required	$1,117
We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.
Lease expense for 2018, 2017 and 2016 was $207, $205 and $207, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

18. Earnings per Share
The denominator for basic and diluted earnings per share at December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Denominator for basic earnings per share—weighted-average shares	258.1	261.5	262.9
Effect of dilutive securities—employee stock options, non-vested restricted stock awards, convertible debentures and equity units	6.1	6.3	5.2
Denominator for diluted earnings per share	264.2	267.8	268.1
During the years ended December 31, 2018, 2017 and 2016, weighted-average shares related to certain stock options of 0.3, 0.4 and 2.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Unit purchase contracts were settled in May 2018, and approximately 6.0 shares of our common stock were issued and included in the basic earnings per share calculation.
During the years ended December 31, 2018, 2017 and 2016, we issued approximately 0.3, 0.4 and 0.5 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2018 contingent restricted stock units are being measured over the three year period of 2018 through 2020, the 2017 contingent restricted stock units are being measured over the three year period of 2017 through 2019 and the 2016 contingent restricted stock units are being measured over the three year period of 2016 through 2018. Contingent restricted stock units vest in March of the year following each measurement period.
19. Segment Information
Our organizational structure is comprised of three reportable segments: Commercial & Specialty Business; Government Business; and Other.
Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with FEP®. Our Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Our Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families programs, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our Other segment includes certain eliminations and corporate expenses not allocated to either of our other reportable segments.
We define operating revenues to include premium income and administrative fees and other revenues. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefit products. Operating gain, a non-GAAP measure, is calculated as total operating revenue less benefit expense and selling, general and administrative expense.
Through our participation in various federal government programs, we generated approximately 19.8%, 17.8% and 18.2% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2018, 2017, and 2016, respectively. These revenues are contained in the Government Business segment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
During the fourth quarter of 2018, we reclassified certain ancillary businesses to align how our segments are currently being managed. Prior year amounts have been reclassified for comparability.
Financial data by reportable segment for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Year ended December 31, 2018
Operating revenue	$35,782	$55,567	$(8)	$91,341
Operating gain (loss)	3,629	1,895	(98)	5,426
Depreciation and amortization of property and equipment	—	—	652	652
Year ended December 31, 2017
Operating revenue	$40,363	$48,702	$(4)	$89,061
Operating gain (loss)	2,847	1,445	(117)	4,175
Depreciation and amortization of property and equipment	—	—	601	601
Year ended December 31, 2016
Operating revenue	$38,347	$45,850	$(3)	$84,194
Operating gain (loss)	3,148	1,827	(174)	4,801
Depreciation and amortization of property and equipment	—	—	576	576
 The major product revenues for each of the reportable segments for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Commercial & Specialty Business
Managed care products	$29,013	$33,971	$32,134
Managed care services	5,115	4,732	4,616
Dental/Vision products and services	1,220	1,218	1,182
Other	434	442	415
Total Commercial & Specialty Business	35,782	40,363	38,347
Government Business
Managed care products	54,889	48,145	45,283
Managed care services	678	557	567
Total Government Business	55,567	48,702	45,850
Other
Other	(8)	(4)	(3)
Total product revenues	$91,341	$89,061	$84,194

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Reportable segments operating revenues	$91,341	$89,061	$84,194
Net investment income	970	867	779
Net realized (losses) gains on financial instruments	(180)	145	5
Other-than-temporary impairment losses recognized in income	(26)	(33)	(115)
Total revenues	$92,105	$90,040	$84,863
A reconciliation of reportable segment operating gain to income before income tax expense included in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Reportable segments operating gain	$5,426	$4,175	$4,801
Net investment income	970	867	779
Net realized (losses) gains on financial instruments	(180)	145	5
Other-than-temporary impairment losses recognized in income	(26)	(33)	(115)
Interest expense	(753)	(739)	(723)
Amortization of other intangible assets	(358)	(169)	(192)
Loss on extinguishment of debt	(11)	(282)	—
Income before income tax expense	$5,068	$3,964	$4,555
20. Related Party Transactions
We have a 19.50% equity investment in National Accounts Service Company, LLC, or NASCO, which processes National Accounts claims and provides other administrative services for us and certain other Blue Cross Blue Shield plans. Administrative expenses incurred related to NASCO services totaled $79, $73 and $80, for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts due to NASCO were $5 and $6 at December 31, 2018 and 2017, respectively.
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital, or RBC, requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2018 and 2017, all of our regulated subsidiaries exceeded the minimum RBC requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $4,800 and $4,700 as of December 31, 2018 and 2017, respectively. The tangible net equity required for the DMHC regulated entities was approximately $570 and $670 as of December 31, 2018 and 2017, respectively.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $12,038 and $11,666 at December 31, 2018 and 2017, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $3,412, $2,674 and $2,613 for 2018, 2017 and 2016, respectively. GAAP equity of the DMHC regulated entities was $3,125 and $2,917 at December 31, 2018 and 2017, respectively. GAAP net income of the DMHC regulated entities was $789, $1,047 and $775 for the years ended December 31, 2018, 2017 and 2016, respectively.
22. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2018
Total revenues	$22,537	$22,944	$23,251	$23,373
Income before income tax expense	1,780	1,504	1,242	542
Net income	1,312	1,054	960	424

Basic net income per share	$5.13	$4.07	$3.70	$1.64
Diluted net income per share	4.99	3.98	3.62	1.61

2017
Total revenues	$22,525	$22,407	$22,426	$22,682
Income before income tax expense	1,514	1,205	1,119	126
Net income	1,009	855	747	1,232

Basic net income per share	$3.82	$3.23	$2.87	$4.80
Diluted net income per share	3.73	3.16	2.80	4.67
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2018. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its acquisition of America's 1st Choice on February 15, 2018. As permitted by the U.S. Securities and Exchange Commission, management's assessment as of December 31, 2018 did not include the Internal Control of America's 1st Choice, which is included in the Company's consolidated financial statements as of December 31, 2018. Such operations of America's 1st Choice constituted 0.5% and 0.6% of the Company's total assets and net assets, respectively, as of December 31, 2018, and 1.9% and 1.9% of the Company's total revenue and net income for the year then ended.
Based on management’s assessment, which excluded an assessment of Internal Control of America's 1st Choice, management has concluded that the Company’s Internal Control was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2018, and has also issued an audit report dated February 20, 2019, on the effectiveness of the Company’s Internal Control as of December 31, 2018, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ JOHN E. GALLINA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Anthem, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Anthem, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of America's 1st Choice, which is included in the 2018 consolidated financial statements of the Company and constituted 0.5% and 0.6% of total and net assets, respectively, as of December 31, 2018, and 1.9% and 1.9% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of America's 1st Choice.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Anthem, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 20, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 20, 2019

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Ethical Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report and Pay Ratio Disclosure are incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

3.2	Bylaws of the Company, as amended and restated effective May 16, 2018, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 16, 2018.

4.1
Form of Specimen Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No.1 to Form S-8 Registration Statement filed on May 23, 2017.

4.2
Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, including the Form of the Company’s 5.950% Notes due 2034, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004, SEC File No. 001-16751.

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

Exhibit Number	Exhibit

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(c)	Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(d)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010, SEC File No. 001-16751.

	(e)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011, SEC File No. 001-16751.

	(f)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012, SEC File No. 001-16751.

	(g)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012, SEC File No. 001-16751.

	(h)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012, SEC File No. 001-16751.

	(i)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012, SEC File No. 001-16751.

	(j)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013, SEC File No. 001-16751.

	(k)	Form of 2.250% Notes due 2019, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(l)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(m)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(n)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

	(a)	Form of 2.500% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 2.950% Notes due 2022, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(d)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

Exhibit Number		Exhibit

		(e)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

		(f)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 2, 2018.

		(g)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 2, 2018.

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

(a)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2013, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, SEC File No. 001-76751.

(b)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(c)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(d)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(e)
Form of Amendment, dated March 9, 2016, to Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(f)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2016 and 2017, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(g)
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

(b)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for the Chief Executive Officer for 2017, incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(c)
First Amendment, effective January 1, 2018, to 2017 Anthem Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(d)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2018, incorporated by reference to Exhibit 10.2(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(e)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2018, incorporated by reference to Exhibit 10.2(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Exhibit Number		Exhibit

(f)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2018, incorporated by reference to Exhibit 10.2(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(g)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for Executive Vice President and CEO of IngenioRx, incorporated by reference to Exhibit 10.2(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(h)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement commencing July 2018, incorporated by reference to Exhibit 10.2(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(i)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement commencing July 2018, incorporated by reference to Exhibit 10.2(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(j)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement commencing July 2018, incorporated by reference to Exhibit 10.2(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(k)
Second Amendment, effective August 6, 2018, to 2017 Anthem Incentive Compensation Plan incorporated by reference to Exhibit 10.2(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.3	*
Anthem, Inc. Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.4	*
Anthem, Inc. Executive Agreement Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(c)
Third Amendment, dated August 27, 2018, to Executive Agreement Plan, incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.5	*
Anthem, Inc. Executive Salary Continuation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.6	*	Anthem, Inc. Directed Executive Compensation Plan amended effective January 1, 2019.

10.7	*
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

		(b)	Form of Employment Agreement between the Company and Gail Boudreaux, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

(c)
Form of Employment Agreement between the Company and each of the following: Felicia F. Norwood, Prakash Patel and Leah Stark incorporated by reference to Exhibit 10.9(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Exhibit Number		Exhibit

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.11	*
Transition Letter Agreement between the Company and Joseph R. Swedish, dated as of November 5, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.12		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 27, 2018.

10.13		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 27, 2018.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II.

*		Indicates management contracts or compensatory plans or arrangements.
(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).
ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant
Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,290	$956
Fixed maturity securities, current (amortized cost of $589 and $342)	573	346
Equity securities, current	86	1,458
Other invested assets, current	10	5
Other receivables	131	61
Income taxes receivable	—	75
Net due from subsidiaries	170	2,428
Securities lending collateral	35	15
Other current assets	320	228
Total current assets	2,615	5,572
Long-term investments:
Equity securities	6	6
Other invested assets, long-term	616	644
Property and equipment, net	186	118
Deferred tax assets, net	209	162
Investments in subsidiaries	44,877	40,211
Other noncurrent assets	225	89
Total assets	$48,734	$46,802
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,429	$1,232
Security trades pending payable	—	11
Securities lending payable	35	14
Income taxes payable	112	—
Current portion of long-term debt	849	1,275
Other current liabilities	235	219
Total current liabilities	2,660	2,751
Long-term debt, less current portion	17,192	17,357
Other noncurrent liabilities	341	191
Total liabilities	20,193	20,299
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 257,395,577 and 256,084,913	3	3
Additional paid-in capital	9,536	8,547
Retained earnings	19,988	18,054
Accumulated other comprehensive loss	(986)	(101)
Total shareholders’ equity	28,541	26,503
Total liabilities and shareholders’ equity	$48,734	$46,802

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2018	2017	2016
Revenues
Net investment income	$39	$64	$75
Net realized losses on financial instruments	(46)	(18)	(195)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(15)	(7)	(65)
Portion of other-than-temporary impairment losses recognized in other comprehensive (loss) income	—	—	17
Other-than-temporary impairment losses recognized in income	(15)	(7)	(48)
Other revenue	2	—	—
Total (losses) revenues	(20)	39	(168)
Expenses
General and administrative expense	86	437	270
Interest expense	723	727	719
Loss on extinguishment of debt	11	283	—
Total expenses	820	1,447	989
Loss before income tax credits and equity in net income of subsidiaries	(840)	(1,408)	(1,157)
Income tax credits	(238)	(216)	(439)
Equity in net income of subsidiaries	4,352	5,035	3,188
Net income	$3,750	$3,843	$2,470

 See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2018	2017	2016
Net income	$3,750	$3,843	$2,470
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	(418)	173	118
Change in non-credit component of other-than-temporary impairment losses on investments	(2)	4	5
Change in net unrealized gains/losses on cash flow hedges	37	(65)	(87)
Change in net periodic pension and postretirement costs	(90)	51	(13)
Foreign currency translation adjustments	(1)	3	2
Other comprehensive (loss) income	(474)	166	25
Total comprehensive income	$3,276	$4,009	$2,495

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2018	2017	2016
Operating activities
Net income	$3,750	$3,843	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(744)	(2,437)	(502)
Net realized losses on financial instruments	46	18	195
Other-than-temporary impairment losses recognized in income	15	7	48
Loss on extinguishment of debt	11	283	—
Loss on disposal of assets	—	—	2
Deferred income taxes	(43)	(33)	(7)
Amortization, net of accretion	43	25	34
Depreciation expense	70	69	70
Share-based compensation	226	170	165
Excess tax benefits from share-based compensation	—	—	(54)
Changes in operating assets and liabilities:
Receivables, net	(73)	(17)	18
Other invested assets, current	(5)	(1)	1
Other assets	(225)	(102)	213
Amounts due to/from subsidiaries	2,259	(1,034)	(1,488)
Accounts payable and accrued expenses	303	491	44
Other liabilities	154	(61)	(31)
Income taxes	187	(6)	198
Other, net	1	(2)	5
Net cash provided by operating activities	5,975	1,213	1,381
Investing activities
Purchases of investments	(800)	(3,814)	(2,875)
Proceeds from sales, maturities, calls and redemptions of investments	1,865	2,595	3,310
Changes in collateral and settlement of non-hedging derivatives	—	65	(34)
Capitalization of subsidiaries	(4,379)	(124)	(295)
Changes in securities lending collateral	(21)	25	92
Purchases of property and equipment, net of sales	(137)	(44)	(99)
Other, net	4	18	(8)
Net cash (used in) provided by investing activities	(3,468)	(1,279)	91
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(107)	175	(53)
Proceeds from long-term borrowings	835	5,458	—
Repayments of long-term borrowings	(1,684)	(2,815)	—
Changes in securities lending payable	21	(25)	(91)
Changes in bank overdrafts	(107)	51	30
Proceeds from sale of put options	1	1	—
Proceeds from issuance of common stock under Equity Units stock purchase contracts	1,250	—	—
Repurchase and retirement of common stock	(1,685)	(1,998)	—
Change in collateral and settlements of debt-related derivatives	23	(149)	(360)
Cash dividends	(812)	(737)	(715)
Proceeds from issuance of common stock under employee stock plans	173	225	120
Taxes paid through withholding of common stock under employee stock plans	(81)	(47)	(67)
Excess tax benefits from share-based compensation	—	—	54
Net cash (used in) provided by financing activities	(2,173)	139	(1,082)
Change in cash and cash equivalents	334	73	390
Cash and cash equivalents at beginning of year	956	883	493
Cash and cash equivalents at end of year	$1,290	$956	$883

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2018
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
Certain prior year amounts have been adjusted to conform to the current year rounding convention of reporting financial data in whole millions of dollars, except as otherwise noted.
Anthem’s parent company only financial statements should be read in conjunction with Anthem’s audited consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K.
2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $3,606, $2,268 and $2,689 during 2018, 2017 and 2016, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $36, $32 and $31 during 2018, 2017 and 2016, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $4,379, $124 and $295 during 2018, 2017 and 2016, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2018 and 2017, Anthem reported amounts due from subsidiaries of $170 and $2,428, respectively. The amounts due from subsidiaries primarily include amounts for allocated administrative expenses or cash held overnight at the parent level resulting from daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
Guarantees on Behalf of Subsidiaries
Anthem guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $580 at December 31, 2018. There were no payments made on these guarantees in 2018.
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
Dated: February 20, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2019
Gail K. Boudreaux
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2019
John E. Gallina
/s/ RONALD W. PENCZEK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 20, 2019
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 20, 2019
R. Kerry Clark
/s/ ROBERT L. DIXON, JR.	Director	February 20, 2019
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 20, 2019
Lewis Hay III
/s/ JULIE A. HILL	Director	February 20, 2019
Julie A. Hill
/s/ BAHIJA JALLAL	Director	February 20, 2019
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 20, 2019
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 20, 2019
Ramiro G. Peru
/s/ GEORGE A. SCHAEFER, JR.	Director	February 20, 2019
George A. Schaefer, Jr.