Form 10-Q
period 2019-03-31
Anthem, Inc.
filed 2019-04-24
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 15, 2019
Common Stock, $0.01 par value	257,195,705 shares

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,482	$3,934
Fixed maturity securities, current (amortized cost of $17,550 and $16,894)	17,795	16,692
Equity securities, current	1,211	1,493
Other invested assets, current	20	21
Accrued investment income	161	162
Premium receivables	5,049	4,465
Self-funded receivables	2,491	2,278
Other receivables	2,639	2,558
Income taxes receivable	—	10
Securities lending collateral	591	604
Other current assets	2,172	2,104
Total current assets	36,611	34,321
Long-term investments:
Fixed maturity securities (amortized cost of $482 and $486)	492	487
Equity securities	33	33
Other invested assets	3,710	3,726
Property and equipment, net	2,799	2,735
Goodwill	20,500	20,504
Other intangible assets	8,925	9,007
Other noncurrent assets	1,453	758
Total assets	$74,523	$71,571

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$8,242	$7,454
Reserves for future policy benefits	78	75
Other policyholder liabilities	2,577	2,590
Total policy liabilities	10,897	10,119
Unearned income	998	902
Accounts payable and accrued expenses	3,951	4,959
Income taxes payable	105	—
Security trades pending payable	158	197
Securities lending payable	590	604
Short-term borrowings	1,095	1,145
Current portion of long-term debt	851	849
Other current liabilities	4,037	3,190
Total current liabilities	22,682	21,965
Long-term debt, less current portion	17,396	17,217
Reserves for future policy benefits, noncurrent	719	706
Deferred tax liabilities, net	2,116	1,960
Other noncurrent liabilities	1,612	1,182
Total liabilities	44,525	43,030

Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 257,354,383 and 257,395,577	3	3
Additional paid-in capital	9,482	9,536
Retained earnings	21,136	19,988
Accumulated other comprehensive loss	(623)	(986)
Total shareholders’ equity	29,998	28,541
Total liabilities and shareholders’ equity	$74,523	$71,571

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2019	2018
Revenues
Premiums	$22,843	$20,903
Administrative fees and other revenue	1,545	1,439
Total operating revenue	24,388	22,342
Net investment income	210	229
Net realized gains (losses) on financial instruments	78	(26)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(13)	(8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	3	—
Other-than-temporary impairment losses recognized in income	(10)	(8)
Total revenues	24,666	22,537
Expenses
Benefit expense	19,282	17,046
Selling, general and administrative expense	3,166	3,428
Interest expense	187	184
Amortization of other intangible assets	87	80
(Gain) loss on extinguishment of debt	(1)	19
Total expenses	22,721	20,757
Income before income tax expense	1,945	1,780
Income tax expense	394	468
Net income	$1,551	$1,312
Net income per share
Basic	$6.03	$5.13
Diluted	$5.91	$4.99
Dividends per share	$0.80	$0.75

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2019	2018
Net income	$1,551	$1,312
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	357	(245)
Change in net unrealized losses on cash flow hedges	3	29
Change in net periodic pension and postretirement costs	3	7
Other comprehensive income (loss)	363	(209)
Total comprehensive income	$1,914	$1,103

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2019	2018
Operating activities
Net income	$1,551	$1,312
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on financial instruments	(78)	26
Other-than-temporary impairment losses recognized in income	10	8
(Gain) loss on extinguishment of debt	(1)	19
Deferred income taxes	55	(51)
Amortization, net of accretion	255	240
Depreciation expense	34	30
Share-based compensation	70	42
Changes in operating assets and liabilities:
Receivables, net	(753)	37
Other invested assets	(21)	(7)
Other assets	(125)	(392)
Policy liabilities	791	(561)
Unearned income	96	1,182
Accounts payable and accrued expenses	(1,029)	(300)
Other liabilities	675	147
Income taxes	115	537
Other, net	(15)	(54)
Net cash provided by operating activities	1,630	2,215
Investing activities
Purchases of fixed maturity securities	(2,300)	(2,236)
Proceeds from fixed maturity securities:
Sales	1,075	1,864
Maturities, calls and redemptions	393	363
Purchases of equity securities	(3,691)	(566)
Proceeds from sales of equity securities	4,048	1,776
Purchases of other invested assets	(78)	(72)
Proceeds from sales of other invested assets	113	23
Changes in securities lending collateral	14	(158)
Purchases of subsidiaries, net of cash acquired	—	(1,346)
Purchases of property and equipment	(234)	(218)
Other, net	8	4
Net cash used in investing activities	(652)	(566)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	178	(108)
Proceeds from long-term borrowings	2	836
Repayments of long-term borrowings	(63)	(663)
Proceeds from short-term borrowings	2,710	1,505
Repayments of short-term borrowings	(2,760)	(1,655)
Changes in securities lending payable	(14)	158
Changes in bank overdrafts	20	(124)
Repurchase and retirement of common stock	(294)	(395)
Change in collateral and settlements of debt-related derivatives	—	24
Cash dividends	(206)	(192)
Proceeds from issuance of common stock under employee stock plans	76	60
Taxes paid through withholding of common stock under employee stock plans	(78)	(73)
Net cash used in financing activities	(429)	(627)
Effect of foreign exchange rates on cash and cash equivalents	(1)	—
Change in cash and cash equivalents	548	1,022
Cash and cash equivalents at beginning of period	3,934	3,609
Cash and cash equivalents at end of period	$4,482	$4,631

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2018 (audited)	257.4	$3	$9,536	$19,988	$(986)	$28,541
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	1,551	—	1,551
Other comprehensive income	—	—	—	—	363	363
Repurchase and retirement of common stock	(1.1)	—	(71)	(223)	—	(294)
Dividends and dividend equivalents	—	—	—	(206)	—	(206)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	69	—	—	69
Convertible debenture repurchases and conversions	—	—	(52)	—	—	(52)
March 31, 2019	257.4	$3	$9,482	$21,136	$(623)	$29,998

December 31, 2017 (audited)	256.1	$3	$8,547	$18,054	$(101)	$26,503
Adoption of Accounting Standards Update No. 2016-01 (Note 2)	—	—	—	320	(320)	—
January 1, 2018	256.1	3	8,547	18,374	(421)	26,503
Net income	—	—	—	1,312	—	1,312
Other comprehensive loss	—	—	—	—	(209)	(209)
Repurchase and retirement of common stock	(1.7)	—	(56)	(338)	—	(394)
Dividends and dividend equivalents	—	—	—	(198)	—	(198)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	28	—	—	28
Convertible debenture repurchases and conversions	—	—	(30)	—	—	(30)
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	91	(91)	—
March 31, 2018	255.5	$3	$8,489	$19,241	$(721)	$27,012

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2019
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 medical members through our affiliated health plans as of March 31, 2019. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with the Federal Employee Program®.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees. Through our subsidiaries, we also serve customers in numerous states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2018 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation or adjusted to conform to the current year rounding convention of reporting financial data in whole millions of dollars, except as otherwise noted. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 have been recorded. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $262 and $222 at March 31, 2019 and December 31, 2018, respectively and are included in the cash and cash equivalents line on our consolidated balance sheets.
Leases: We lease office space and certain computer and related equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid by using the lease term and discount rate determined at lease commencement. As our leases do not provide an implicit rate, we use our incremental secured borrowing rate commensurate with the underlying lease terms to determine the present value of our lease payments. Our leases may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. We recognize the operating right-of-use, or ROU, assets at an amount equal to the lease liability adjusted for prepaid or accrued rent, remaining balance of any lease incentives and unamortized initial direct costs.
The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU assets are reported in other noncurrent assets on our consolidated balance sheet. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in selling, general and administrative expense on our consolidated statements of income. For our office space leases, we account for the lease and non-lease components (such as common area maintenance) as a single lease component. We also do not recognize a lease liability or ROU asset for our office space leases whose lease terms, at commencement, are twelve months or less and that do not include a purchase option or option to extend that we are reasonably certain to exercise.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the minimum medical loss ratio rebates or contractual or government-mandated premium stabilization programs. Administrative fees and other revenues include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. Under our self-funded arrangements, revenue is recognized as administrative services are performed, and benefit payments under these programs are excluded from benefit expense. For additional information about our revenues, see Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. In addition, see Note 15, “Segment Information,” herein for the disaggregation of revenues by segments and products.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2019. For the three months ended March 31, 2019, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In March 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements. In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements and Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases. These updates provide additional clarification, an optional transition method, a practical expedient and implementation guidance on the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Collectively, these updates supersede the lease guidance in Accounting Standards Codification, or ASC, Topic 840 and require lessees to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees are required to recognize an ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted this standard on January 1, 2019 by applying the optional transition method on the adoption date and did not adjust comparative periods. We also elected the package of practical expedients permitted, which among other things, allowed us to carry forward the lease classification for our existing leases. In preparation for the adoption of this standard and to enable preparation of the required financial information, we implemented a new lease accounting software solution as well as new internal controls. The adoption of this standard impacted our 2019 opening consolidated balance sheet as we recorded operating lease liabilities of $728 and ROU assets of $637, which equals the lease liabilities net of accrued rent, lease incentives and the carrying amount of ceased-use liabilities previously recorded on our balance sheet under the old guidance. We also recognized a cumulative-effect adjustment of $26 to our opening retained earnings for deferred gains on our previous sale-leaseback transactions. The adoption of this standard did not have an impact on our consolidated statements of income or cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. We early adopted the provisions that eliminate and modify disclosure requirements, on a retrospective basis, effective in our 2018 Annual Report on Form 10-K. We will adopt the new disclosure requirements, on a prospective basis, effective for our interim and annual reporting periods beginning after December 15, 2019.
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
In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08. This update changes the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Under current guidance, the premium is generally amortized over the contractual life of the instrument. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted ASU 2017-08 on January 1, 2019, and the adoption of this standard did not have a material impact on our beginning retained earnings or on our consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07. This amendment requires entities to disaggregate the service cost component from the other components of the benefit cost and present the service cost component in the same income statement line item as other employee compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Certain of our defined benefit plans have previously been frozen, resulting in no annual service costs, and the remaining service costs for our non-frozen plan are not material. We adopted ASU 2017-07 on January 1, 2018, and it did not have a material impact on our results of operations, cash flows or consolidated financial position.
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net). These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, which are recorded on the Premiums line item on our consolidated statements of income and will continue to be accounted for in accordance with the provisions of ASC Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and other revenue line item on our consolidated statements of income and represents approximately 6% of our consolidated total operating revenue. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, results of operations, cash flows or consolidated financial position.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. This update amends ASC Topic 230, Statement of Cash Flow, to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 using a retrospective approach. The adoption of ASU 2016-18 did not have a material impact on our consolidated statements of cash flows and did not impact our results of operations or consolidated financial position.
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
Recent Accounting Guidance Not Yet Adopted: In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, or ASU 2018-19. The amendments in ASU 2018-19 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2016-13 will have on our consolidated financial statements, results of operations and cash flows.
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
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2018 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of America’s 1st Choice’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in goodwill of $1,029 at March 31, 2019, of which $296 was tax deductible. All of the goodwill was allocated to our Government Business segment. Goodwill recognized from the acquisition of America’s 1st Choice primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and Special Needs populations.
The fair value of the net assets acquired from America’s 1st Choice includes $711 of other intangible assets at March 31, 2019, which primarily consist of finite-lived customer relationships with amortization periods ranging from 9 to 13 years. The results of operations of America’s 1st Choice are included in our consolidated financial statements within our Government Business segment for the periods following February 15, 2018. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4.	Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for other-than-temporary declines based on qualitative and quantitative factors. There were no individually significant other-than-temporary impairment losses on investments during the three months ended March 31, 2019 and 2018. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment, or OTTI, losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2019 and December 31, 2018 is as follows:

						Non-Credit Component of OTTIs Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2019
Fixed maturity securities:
United States Government securities	$388	$6	$—	$(1)	$393	$—
Government sponsored securities	139	2	—	(1)	140	—
States, municipalities and political subdivisions, tax-exempt	4,523	173	—	(3)	4,693	—
Corporate securities	8,594	132	(24)	(60)	8,642	(3)
Residential mortgage-backed securities	3,034	48	(1)	(24)	3,057	—
Commercial mortgage-backed securities	79	1	—	(1)	79	—
Other securities	1,275	17	(3)	(6)	1,283	—
Total fixed maturity securities	$18,032	$379	$(28)	$(96)	$18,287	$(3)
December 31, 2018
Fixed maturity securities:
United States Government securities	$414	$3	$—	$(1)	$416	$—
Government sponsored securities	108	1	—	(1)	108	—
States, municipalities and political subdivisions, tax-exempt	4,716	91	(3)	(19)	4,785	—
Corporate securities	8,189	33	(170)	(115)	7,937	(3)
Residential mortgage-backed securities	2,769	31	(3)	(47)	2,750	—
Commercial mortgage-backed securities	69	—	—	(2)	67	—
Other securities	1,115	14	(8)	(5)	1,116	—
Total fixed maturity securities	$17,380	$173	$(184)	$(190)	$17,179	$(3)

For fixed maturity securities in an unrealized loss position at March 31, 2019 and December 31, 2018, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2019
Fixed maturity securities:
United States Government securities	8	$39	$—	16	$65	$(1)
Government sponsored securities	7	6	—	28	29	(1)
States, municipalities and political subdivisions, tax-exempt	13	17	—	199	288	(3)
Corporate securities	586	1,068	(24)	1,295	2,273	(60)
Residential mortgage-backed securities	87	157	(1)	764	1,372	(24)
Commercial mortgage-backed securities	—	—	—	12	23	(1)
Other securities	125	413	(3)	142	368	(6)
Total fixed maturity securities	826	$1,700	$(28)	2,456	$4,418	$(96)
December 31, 2018
Fixed maturity securities:
United States Government securities	5	$47	$—	25	$79	$(1)
Government sponsored securities	8	11	—	24	31	(1)
States, municipalities and political subdivisions, tax-exempt	177	295	(3)	604	1,032	(19)
Corporate securities	2,185	4,503	(170)	1,220	2,072	(115)
Residential mortgage-backed securities	259	383	(3)	816	1,458	(47)
Commercial mortgage-backed securities	6	11	—	19	37	(2)
Other securities	193	599	(8)	93	237	(5)
Total fixed maturity securities	2,833	$5,849	$(184)	2,801	$4,946	$(190)
The amortized cost and fair value of fixed maturity securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$541	$542
Due after one year through five years	5,431	5,466
Due after five years through ten years	5,068	5,153
Due after ten years	3,879	3,990
Mortgage-backed securities	3,113	3,136
Total fixed maturity securities	$18,032	$18,287

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018
Proceeds	$1,468	$2,227
Gross realized gains	18	30
Gross realized losses	(17)	(36)
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
Equity Securities
A summary of current and long-term marketable equity securities at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Equity securities:
Exchange traded funds	$2	$2
Fixed maturity mutual funds	589	557
Common equity securities	356	654
Private equity securities	297	313
Total	$1,244	$1,526
The gains and losses related to equity securities for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018
Net realized gains (losses) recognized on equity securities	$79	$(43)
Less: Net realized gains recognized on equity securities sold during the period	(21)	(173)
Unrealized gains (losses) recognized on equity securities still held at March 31, 2019	$58	$(216)
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $590 and $604 at March 31, 2019 and December 31, 2018, respectively. The value of the collateral represented 103% and 102% of the market value of the securities on loan at March 31, 2019 and December 31, 2018, respectively. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.

The remaining contractual maturity of our securities lending agreements at March 31, 2019 is as follows:

Overnight and Continuous
Securities lending transactions
United States Government securities	$25
Corporate securities	545
Equity securities	20
Total	$590
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
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the London Interbank Offering Rate, or LIBOR.
Prior to 2019, we entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $243 and $246 at March 31, 2019 and December 31, 2018, respectively.
For additional information relating to the fair value of our derivative assets and liabilities, see Note 6, “Fair Value,” of this Form 10-Q.

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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 is as follows:

	Level I	Level II	Level III	Total
March 31, 2019
Assets:
Cash equivalents	$2,551	$—	$—	$2,551
Fixed maturity securities, available-for-sale:
United States Government securities	—	393	—	393
Government sponsored securities	—	140	—	140
States, municipalities and political subdivisions, tax-exempt	—	4,693	—	4,693
Corporate securities	—	8,345	297	8,642
Residential mortgage-backed securities	—	3,051	6	3,057
Commercial mortgage-backed securities	—	79	—	79
Other securities	—	1,269	14	1,283
Total fixed maturity securities, available-for-sale	—	17,970	317	18,287
Equity securities:
Exchange traded funds	2	—	—	2
Fixed maturity mutual funds	—	589	—	589
Common equity securities	315	41	—	356
Private equity securities	—	—	297	297
Total equity securities	317	630	297	1,244
Other invested assets, current	20	—	—	20
Securities lending collateral	—	591	—	591
Derivatives	—	15	—	15
Total assets	$2,888	$19,206	$614	$22,708
Liabilities:
Derivatives	$—	$(12)	$—	$(12)
Total liabilities	$—	$(12)	$—	$(12)

December 31, 2018
Assets:
Cash equivalents	$1,815	$—	$—	$1,815
Fixed maturity securities, available-for-sale:
United States Government securities	—	416	—	416
Government sponsored securities	—	108	—	108
States, municipalities and political subdivisions, tax-exempt	—	4,785	—	4,785
Corporate securities	2	7,648	287	7,937
Residential mortgage-backed securities	—	2,744	6	2,750
Commercial mortgage-backed securities	—	67	—	67
Other securities	—	1,099	17	1,116
Total fixed maturity securities, available-for-sale	2	16,867	310	17,179
Equity securities:
Exchange traded funds	2	—	—	2
Fixed maturity mutual funds	—	557	—	557
Common equity securities	601	53	—	654
Private equity securities	—	—	313	313
Total equity securities	603	610	313	1,526
Other invested assets, current	21	—	—	21
Securities lending collateral	314	290	—	604
Derivatives	—	16	—	16
Total assets	$2,755	$17,783	$623	$21,161
Liabilities:
Derivatives	$—	$(17)	$—	$(17)
Total liabilities	$—	$(17)	$—	$(17)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2019 and 2018 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended March 31, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total (losses) gains:
Recognized in net income	(1)	—	—	(2)	(3)
Recognized in accumulated other comprehensive loss	2	—	—	—	2
Purchases	33	—	2	7	42
Sales	(1)	—	—	(21)	(22)
Settlements	(21)	—	(1)	—	(22)
Transfers into Level III	—	—	3	—	3
Transfers out of Level III	(2)	—	(7)	—	(9)
Ending balance at March 31, 2019	$297	$6	$14	$297	$614
Change in unrealized losses included in net income related to assets still held at March 31, 2019	$—	$—	$—	$(2)	$(2)

Three Months Ended March 31, 2018
Beginning balance at January 1, 2018	$229	$5	$16	$287	$537
Total losses recognized in net income	—	—	—	(239)	(239)
Purchases	20	—	—	256	276
Sales	(4)	—	—	(1)	(5)
Settlements	(6)	—	(1)	—	(7)
Transfers into Level III	21	—	—	—	21
Transfers out of Level III	—	—	(1)	—	(1)
Ending balance at March 31, 2018	$260	$5	$14	$303	$582
Change in unrealized losses included in net income related to assets still held at March 31, 2018	$(1)	$—	$—	$—	$(1)
There were no individually material transfers into or out of Level III during the three months ended March 31, 2019 or 2018.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America's 1st Choice on February 15, 2018. The net assets acquired in our acquisition of America's 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America's 1st Choice's assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of America's 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America's 1st Choice described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 or 2018.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform a monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2019 or 2018.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2019 and December 31, 2018 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2019
Assets:
Other invested assets, long-term	$3,710	$—	$—	$3,710	$3,710
Liabilities:
Debt:
Short-term borrowings	1,095	—	1,095	—	1,095
Commercial paper	875	—	875	—	875
Notes	17,191	—	17,752	—	17,752
Convertible debentures	181	—	1,071	—	1,071

December 31, 2018
Assets:
Other invested assets, long-term	$3,726	$—	$—	$3,726	$3,726
Liabilities:
Debt:
Short-term borrowings	1,145	—	1,145	—	1,145
Commercial paper	697	—	697	—	697
Notes	17,178	—	17,145	—	17,145
Convertible debentures	191	—	1,030	—	1,030

7.	Income Taxes
During the three months ended March 31, 2019 and 2018, we recognized income tax expense of $394 and $468, respectively, which represent effective tax rates of 20.3% and 26.3%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the suspension of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2019, which resulted in a decrease of income tax expense of $83.

8.	Retirement Benefits

The components of net periodic benefit credit included in our consolidated statements of income for the three months ended March 31, 2019 and 2018 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2019	2018	2019	2018
Service cost	$—	$2	$—	$—
Interest cost	16	14	4	4
Expected return on assets	(34)	(37)	(5)	(6)
Recognized actuarial loss	4	6	—	1
Settlement loss	2	6	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit credit	$(12)	$(9)	$(4)	$(4)

For the year ending December 31, 2019, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act of 1974, as amended, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2019 and 2018.
9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the three months ended March 31, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$2,586	$4,680	$7,266
Ceded medical claims payable, beginning of period	(10)	(24)	(34)
Net medical claims payable, beginning of period	2,576	4,656	7,232
Net incurred medical claims:
Current period	5,695	13,099	18,794
Prior periods redundancies	(197)	(258)	(455)
Total net incurred medical claims	5,498	12,841	18,339
Net payments attributable to:
Current period medical claims	3,540	8,623	12,163
Prior periods medical claims	1,766	3,648	5,414
Total net payments	5,306	12,271	17,577
Net medical claims payable, end of period	2,768	5,226	7,994
Ceded medical claims payable, end of period	8	26	34
Gross medical claims payable, end of period	$2,776	$5,252	$8,028
At March 31, 2019, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $87, $526 and $2,155 for the claim years 2017 and prior, 2018 and 2019, respectively.
At March 31, 2019, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $51, $699 and $4,476 for the claim years 2017 and prior, 2018 and 2019, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the three months ended March 31, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,383	$4,431	$7,814
Ceded medical claims payable, beginning of period	(78)	(27)	(105)
Net medical claims payable, beginning of period	3,305	4,404	7,709
Business combinations and purchase adjustments	—	199	199
Net incurred medical claims:
Current period	5,745	11,092	16,837
Prior periods redundancies	(335)	(298)	(633)
Total net incurred medical claims	5,410	10,794	16,204
Net payments attributable to:
Current period medical claims	3,739	7,465	11,204
Prior periods medical claims	2,204	3,285	5,489
Total net payments	5,943	10,750	16,693
Net medical claims payable, end of period	2,772	4,647	7,419
Ceded medical claims payable, end of period	2	32	34
Gross medical claims payable, end of period	$2,774	$4,679	$7,453
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2019	2018
Net incurred medical claims:
Commercial & Specialty Business	$5,498	$5,410
Government Business	12,841	10,794
Total net incurred medical claims	18,339	16,204
Quality improvement and other claims expense	943	842
Benefit expense	$19,282	$17,046
The reconciliation of the medical claims payable reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of March 31, 2019, is as follows:

	Commercial & Specialty Business	Government Business	Total
Net medical claims payable, end of period	$2,768	$5,226	$7,994
Ceded medical claims payable, end of period	8	26	34
Insurance lines other than short duration	—	214	214
Gross medical claims payable, end of period	$2,776	$5,466	$8,242

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2019 and December 31, 2018, we had $17,166 and $17,153, respectively, outstanding under these notes.
On May 1, 2018, we settled each of the Equity Units stock purchase contracts at a settlement rate of 0.2412 shares of our common stock, using a market value formula set forth in the Equity Units purchase contracts. This resulted in the issuance of approximately 6 shares. We had issued 25 Equity Units on May 12, 2015, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250. Each Equity Unit had a stated amount of $50 (whole dollars) and consisted of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4. We cancelled the RSNs upon receipt and recognized a loss on extinguishment of debt of $19. At the remarketing, we also issued $850 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2018.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2019 and December 31, 2018.
We have a senior revolving credit facility, or the Facility, with a group of lenders for general corporate purposes. The Facility provides credit up to $3,500 and matures on August 25, 2020. There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2019 or at December 31, 2018.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit with separate lenders for general corporate purposes. The facilities provide combined credit up to $600. At March 31, 2019 and December 31, 2018, $400 and $500, respectively were outstanding under our 364-day lines of credit.
We have an authorized commercial paper program of up to $2,500, the proceeds of which may be used for general corporate purposes. At March 31, 2019 and December 31, 2018, we had $875 and $697, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the indenture. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During the three months ended March 31, 2019, $17 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $63. We recognized a gain of $1 on the extinguishment of debt related to the Debentures, based on the fair values of the debt on the conversion settlement dates.

The following table summarizes at March 31, 2019 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$270
Unamortized debt discount	$87
Net debt carrying amount	$181
Equity component carrying amount	$98
Conversion rate (shares of common stock per $1,000 of principal amount)	13.8707
Effective conversion price (per $1,000 of principal amount)	$72.0939
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $695 and $645 in outstanding short-term borrowings from FHLBs, at March 31, 2019 and December 31, 2018 with fixed interest rates of 2.563% and 2.458% respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at March 31, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In June 2018, in response to a motion filed by the defendants, the Court certified its April order for interlocutory appeal to the United States Court of Appeals for the Eleventh Circuit, or the Eleventh Circuit. Also in June 2018, the defendants filed, with the Eleventh Circuit, a petition for permission to appeal the April order, which the plaintiffs opposed. In December 2018, the Eleventh Circuit denied the petition. No dates have been set for either the final pretrial conferences or trials in these actions. In March 2019, the Court issued a Fourth Amended Scheduling Order requiring that briefing on motions for class certification and related expert reports, merits and damages expert reports, and certain dispositive motions occur in 2019. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
Blue Cross of California Taxation Litigation
In July 2013, our California affiliate Blue Cross of California (doing business as Anthem Blue Cross), or BCC, was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT, and seeks a writ of mandate directing the taxing agencies to collect the GPT and an order requiring BCC to pay GPT back taxes, interest, and penalties for the eight-year period prior to the filing of the complaint.
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. Although the California Court of Appeal initially accepted our writ, it later indicated that it will not hear the issues raised by our writ until the case concludes in the Superior Court. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for pharmacy benefit management, or PBM, services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties, or ESI PBM Agreement, over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement between the parties, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) is required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.

Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement; and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time of the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
In re Express Scripts/Anthem ERISA Litigation
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court has set closing argument for September 11, 2019. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined. In October 2018, a shareholder filed a derivative lawsuit in the State of Indiana Marion County Superior Court, captioned Henry Bittmann, Derivatively, et al. v. Joseph R Swedish, et al., purportedly on behalf of Anthem and its shareholders against certain current and former directors and officers alleging breaches of fiduciary duties, unjust enrichment and corporate waste associated with the Cigna Merger Agreement. This case has been stayed at the request of the parties pending the outcome of our litigation with Cigna in the Delaware Court. This lawsuit’s ultimate outcome cannot be presently determined.
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
Federal and state agencies, including state insurance regulators, state attorneys general, the Health and Human Services Office of Civil Rights and the Federal Bureau of Investigation, are investigating, or have investigated, events related to the cyber attack, including how it occurred, its consequences and our responses. The investigations have all been resolved with the exception of an ongoing investigation by a multi-state group of Attorneys General, which remains outstanding. Although we are cooperating in this investigation, we may be subject to additional fines or other obligations, which may have an adverse effect on how we operate our business and an adverse effect on our results of operations and financial condition. We intend to vigorously defend the remaining regulatory investigation; however, its ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
Express Scripts, through our ESI PBM Agreement, is the provider of certain PBM services to our plans. In October 2017, we established a new pharmacy benefits manager, called IngenioRx, and entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, to begin offering PBM solutions, or the CVS PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019 due to the recent acquisition of Express Scripts by Cigna. As a result of exercising our early termination right, the ESI PBM Agreement terminated on March 1, 2019, and on March 2, 2019, the twelve-month transition period to migrate the services from Express Scripts began. We expect CVS Health to begin providing certain PBM services to IngenioRx pursuant to the CVS PBM Agreement in the second quarter of 2019. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing, damages related to operational breaches, as well as various declarations under the ESI PBM Agreement between the parties. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings-Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of March 31, 2019.

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
A summary of the cash dividend activity for the three months ended March 31, 2019 and 2018 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206

Three Months Ended March 31, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$192
On April 23, 2019, our Audit Committee declared a second quarter 2019 dividend to shareholders of $0.80 per share, payable on June 25, 2019 to shareholders of record at the close of business on June 10, 2019.
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

A summary of common stock repurchases from April 1, 2019 through April 15, 2019 (subsequent to March 31, 2019) and for the three months ended March 31, 2019 and 2018 is as follows:

	April 1, 2019 Through April 15, 2019	Three Months Ended March 31
		2019	2018
Shares repurchased	0.2	1.1	1.7
Average price per share	$287.16	$275.23	$233.51
Aggregate cost	$51	$294	$394
Authorization remaining at the end of the period	$5,148	$5,199	$6,783
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt” of this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3.7	$149.65
Granted	0.7	307.66
Exercised	(0.5)	121.08
Forfeited or expired	—	204.80
Outstanding at March 31, 2019	3.9	181.02	6.71	$423
Exercisable at March 31, 2019	2.4	135.06	5.24	$360
A summary of the nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2019 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2019	1.7	$183.32
Granted	0.5	307.59
Vested	(0.7)	150.13
Forfeited	—	212.54
Nonvested at March 31, 2019	1.5	239.40
During the three months ended March 31, 2019, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2019 to 2021. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2021 based on results in the three year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Risk-free interest rate	2.69%	2.90%
Volatility factor	25.00%	30.00%
Quarterly dividend yield	0.260%	0.323%
Weighted-average expected life (years)	4.40	3.70
The following weighted-average fair values per option or share were determined for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Options granted during the period	$68.92	$55.31
Restricted stock awards granted during the period	307.59	232.15

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at March 31, 2019 and 2018 is as follows:

	March 31
	2019	2018
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$379	$239
Gross unrealized losses	(121)	(220)
Net pre-tax unrealized gains	258	19
Deferred tax liability	(61)	(5)
Net unrealized gains on investments	197	14
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(3)	—
Deferred tax asset	1	—
Net unrealized non-credit component of other-than-temporary impairments on investments	(2)	—
Cash flow hedges:
Gross unrealized losses	(308)	(322)
Deferred tax asset	65	67
Net unrealized losses on cash flow hedges	(243)	(255)
Defined benefit pension plans:
Deferred net actuarial loss	(744)	(612)
Deferred prior service credits	(1)	(1)
Deferred tax asset	191	159
Net unrecognized periodic benefit costs for defined benefit pension plans	(554)	(454)
Postretirement benefit plans:
Deferred net actuarial loss	(57)	(77)
Deferred prior service costs	31	43
Deferred tax asset	7	9
Net unrecognized periodic benefit costs for postretirement benefit plans	(19)	(25)
Foreign currency translation adjustments:
Gross unrealized losses	(3)	(2)
Deferred tax asset	1	1
Net unrealized losses on foreign currency translation adjustments	(2)	(1)
Accumulated other comprehensive loss	$(623)	$(721)

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(98) and $77, respectively	$350	$(256)
Reclassification adjustment for net realized loss on investment securities, net of tax benefit of $2 and $3, respectively	7	11
Total reclassification adjustment on investments	357	(245)
Non-credit component of other-than-temporary impairments on investments:
Cash flow hedges:
Holding gain, net of tax expense of ($0) and ($8), respectively	3	29
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($1) and ($3), respectively	3	7
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of ($101) and $63, respectively	$363	$(209)

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31
	2019	2018
Denominator for basic earnings per share – weighted-average shares	257.1	255.8
Effect of dilutive securities – employee stock options, nonvested restricted stock awards, convertible debentures and equity units	5.2	7.0
Denominator for diluted earnings per share	262.3	262.8
During the three months ended March 31, 2019 and 2018, weighted-average shares related to certain stock options of 0.2 and 0.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2019, we issued approximately 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2019 through 2021. During the three months ended March 31, 2018, we issued approximately 0.8 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2018 through 2020. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial & Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.
During the fourth quarter of 2018, we reclassified certain ancillary businesses to reflect changes in how our segments are being managed. Amounts for 2018 have been reclassified for comparability.

Financial data by reportable segment for the three months ended March 31, 2019 and 2018 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Three Months Ended March 31, 2019
Operating revenue	$9,392	$14,993	$3	$24,388
Operating gain (loss)	1,587	383	(30)	1,940
Three Months Ended March 31, 2018
Operating revenue	$8,951	$13,390	$1	$22,342
Operating gain (loss)	1,409	481	(22)	1,868
The major product revenues for each of the reportable segments for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018
Commercial & Specialty Business
Managed care products	$7,618	$7,278
Managed care services	1,366	1,278
Dental/Vision products and services	323	305
Other	85	90
Total Commercial & Specialty Business	9,392	8,951
Government Business
Managed care products	14,819	13,237
Managed care services	174	153
Total Government Business	14,993	13,390
Other
Other	3	1
Total product revenues	$24,388	$22,342
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31
	2019	2018
Reportable segments’ operating revenue	$24,388	$22,342
Net investment income	210	229
Net realized gains (losses) on financial instruments	78	(26)
Other-than-temporary impairment losses recognized in income	(10)	(8)
Total revenues	$24,666	$22,537

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31
	2019	2018
Reportable segments’ operating gain	$1,940	$1,868
Net investment income	210	229
Net realized gains (losses) on financial instruments	78	(26)
Other-than-temporary impairment losses recognized in income	(10)	(8)
Interest expense	(187)	(184)
Amortization of other intangible assets	(87)	(80)
Gain (loss) on extinguishment of debt	1	(19)
Income before income tax expense	$1,945	$1,780

16.	Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 15 years, one of which includes an option to extend the lease for 10 years.
The information related to our leases is as follows:

	Balance Sheet Location	March 31, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$606
Lease liabilities, current	Other current liabilities	175
Lease liabilities, noncurrent	Other noncurrent liabilities	519

Three Months Ended March 31, 2019
Lease Expense
Operating lease expense	$45
Short-term lease expense	12
Sublease income	(4)
Total lease expense	$53

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$44
Weighted average remaining lease term, operating leases	6.5 years
Weighted average discount rate, operating leases	3.97%

At March 31, 2019, future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2019 (excluding the three months ended March 31, 2019)	$134
2020	145
2021	116
2022	102
2023	84
Thereafter	240
Total future minimum payments	821
Less imputed interest	(127)
Total lease liabilities	$694
As of March 31, 2019, we have an additional operating lease with undiscounted lease payments of $104 for a building space that the lessor and its agents are currently building. The lease has a lease term of 12 years and is expected to commence in 2020 when the construction is completed and we take possession of the building.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2018 and the MD&A included in our 2018 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Anthem” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2019 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2019, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 medical members through our affiliated health plans as of March 31, 2019. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees. Through our subsidiaries, we also serve customers in numerous states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. health care system, which we expect will continue to impact our business model and strategy. Also, the legal challenges regarding the ACA, including the ultimate outcome of the December 2018 decision of the U.S. District Court for the Northern District of Texas, Fort Worth Division invalidating the ACA, or the 2018 Texas District Court ACA Decision, which judgment has been stayed pending appeal, could significantly disrupt our business. During 2018, we strategically reduced our participation in the Individual ACA-compliant market. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 73 of the 143 rating regions in which we operate.
In October 2017, we established a new pharmacy benefits manager, or PBM, called IngenioRx, and entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, to begin offering PBM solutions (the “CVS PBM Agreement”) upon the conclusion of our PBM agreement with Express Scripts Inc., or Express Scripts (the “ESI PBM Agreement”). As a result of exercising our early termination right, the ESI PBM Agreement terminated on March 1, 2019, and on March 2, 2019, the twelve-month transition period to migrate the services from Express Scripts began. We expect CVS Health to begin providing certain PBM services to IngenioRx in the second quarter of 2019 pursuant to the CVS PBM Agreement. We expect IngenioRx to provide our members with more cost-

effective solutions and improve our ability to integrate pharmacy benefits within our already strong medical and specialty platform.
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
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trends which can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trends reflect the “allowed amount,” or contractual rate, paid to providers. We estimate that the 2019 Local Group medical cost trend will be in the range of 5.5% to 6.5%.
For additional discussion regarding business trends, see Part I, Item 1 “Business” section of our 2018 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue for the next several years as elected officials at the national and state levels continue to propose significant modifications to existing laws and regulations, including the reduction of the individual mandate penalty to zero effective January 1, 2019, elimination of funding for cost-sharing subsidies made available for qualified individuals, and changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the ultimate outcome of the 2018 Texas District Court ACA Decision, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as additional guidance is made available and any further developments or judicial rulings occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. We price our affected products to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $14,300 for 2018. For the three months ended March 31, 2018, we recognized $397 as general and administrative expense related to the HIP Fee. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019. The HIP Fee is scheduled to resume for 2020.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1 “Business - Regulation” and Part I, Item 1A “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.

Other Significant Items
In October 2017, we established IngenioRx and entered into the CVS PBM Agreement, which coincides with the conclusion of the ESI PBM Agreement. We exercised our contractual right and terminated the ESI PBM Agreement on March 1, 2019. The twelve-month transition period to migrate the services began on March 2, 2019. We expect CVS Health to begin providing certain PBM services to IngenioRx in the second quarter of 2019 pursuant to the CVS PBM Agreement. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers health maintenance organization products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. For additional information, see Note 3, “Business Acquisitions,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
On May 12, 2017, we announced that we were terminating the Agreement and Plan of Merger, or Merger Agreement, between us and Cigna Corporation. For additional information about ongoing litigation related to the Merger Agreement, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended March 31, 2019, total medical membership increased 1,156, or 2.9%. Our medical membership grew across our business segments as well as by customer type and funding arrangement. The increase in medical membership in our Government Business segment was primarily due to growth in our Medicaid and Medicare businesses. The increase in medical membership in our Commercial & Specialty Business segment was primarily due to growth in our National business.
Operating revenue for the three months ended March 31, 2019 was $24,388, an increase of $2,046, or 9.2%, from the three months ended March 31, 2018. This increase was primarily a result of higher premium revenue in our Government Business segment and, to a lesser extent, higher premium revenue in our Commercial & Specialty Business segment.
Net income for the three months ended March 31, 2019 was $1,551, an increase of $239, or 18.2%, from the three months ended March 31, 2018. This increase was due to higher operating results in our Commercial & Specialty Business segment.
Our diluted earnings per share, or EPS, was $5.91 for the three months ended March 31, 2019, which represented an 18.4% increase from EPS of $4.99 for the three months ended March 31, 2018. This increase primarily resulted from the increase in net income in 2019.
Operating cash flow for the three months ended March 31, 2019 and 2018 was $1,630 and $2,215, respectively. This decrease was primarily due to the timing of Medicare prepayments received in 2018 and lower premium receipts as a result of the suspension of the HIP Fee for 2019. These decreases were partially offset by the impact of membership increases in our Medicaid and Medicare businesses.

Membership
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2019 and 2018. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.

	March 31
(In thousands)	2019	2018 [1]	Change	% Change
Medical Membership
Customer Type
Local Group	15,697	15,670	27	0.2%
Individual	773	755	18	2.4%
National:
National Accounts	7,757	7,684	73	1.0%
BlueCard®	5,981	5,820	161	2.8%
Total National	13,738	13,504	234	1.7%
Medicare:
Medicare Advantage	1,144	916	228	24.9%
Medicare Supplement	867	823	44	5.3%
Total Medicare	2,011	1,739	272	15.6%
Medicaid	7,033	6,457	576	8.9%
Federal Employee Program®	1,591	1,562	29	1.9%
Total Medical Membership by Customer Type	40,843	39,687	1,156	2.9%
Funding Arrangement
Self-Funded	25,495	25,282	213	0.8%
Fully-Insured	15,348	14,405	943	6.5%
Total Medical Membership by Funding Arrangement	40,843	39,687	1,156	2.9%
Reportable Segment
Commercial & Specialty Business	30,208	29,929	279	0.9%
Government Business	10,635	9,758	877	9.0%
Total Medical Membership by Reportable Segment	40,843	39,687	1,156	2.9%
Other Membership
Life and Disability Members	4,849	4,641	208	4.5%
Dental Members	5,955	5,786	169	2.9%
Dental Administration Members	5,491	5,357	134	2.5%
Vision Members	7,169	6,781	388	5.7%
Medicare Part D Standalone Members	289	316	(27)	(8.5)%

1
During the fourth quarter of 2018, we made a number of changes to our membership reporting to better align our reported membership to the appropriate type, funding arrangement and segment. Accordingly, certain types of membership have been reclassified to conform to the current year presentation.

Medical Membership
Total medical membership grew across our business segments as well as by customer type and funding arrangement. Fully-insured membership increased primarily due to growth in our Medicaid and Medicare businesses. Self-funded medical membership increased primarily due to higher activity from BlueCard® membership. Medicaid membership increased primarily due to new businesses and expansions, partially offset by the membership decrease resulting from the loss of a contract. Medicare membership increased primarily due to higher sales during open enrollment. BlueCard® membership increased due to higher membership activity at other Blue Cross and Blue Shield Association, or BCBSA, plans whose members reside in or travel to our licensed areas. National Accounts membership increased primarily due to new sales and in-group changes exceeding lapses.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. We have experienced growth in our life and disability and dental memberships primarily due to higher sales in our Large Group business. Dental administration membership increased primarily due to in-group changes. Vision membership increased due to higher sales in our Large Group and Medicare businesses.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018	$ Change	% Change
Total operating revenue	$24,388	$22,342	$2,046	9.2%
Net investment income	210	229	(19)	(8.3)%
Net realized gains (losses) on financial instruments	78	(26)	104	(400.0)%
Other-than-temporary impairment losses recognized in income	(10)	(8)	(2)	25.0%
Total revenues	24,666	22,537	2,129	9.4%
Benefit expense	19,282	17,046	2,236	13.1%
Selling, general and administrative expense	3,166	3,428	(262)	(7.6)%
Other expense[1]	273	283	(10)	(3.5)%
Total expenses	22,721	20,757	1,964	9.5%
Income before income tax expense	1,945	1,780	165	9.3%
Income tax expense	394	468	(74)	(15.8)%
Net income	$1,551	$1,312	$239	18.2%

Average diluted shares outstanding	262.3	262.8	(0.5)	(0.2)%
Diluted net income per share	$5.91	$4.99	$0.92	18.4%
Effective tax rate	20.3%	26.3%		(600)bp3
Benefit expense ratio[2]	84.4%	81.5%		290bp3
Selling, general and administrative expense ratio[4]	13.0%	15.3%		(230)bp3
Income before income tax expense as a percentage of total revenues	7.9%	7.9%		0bp3
Net income as a percentage of total revenues	6.3%	5.8%		50bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and (gain) loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2019 and 2018 were $22,843 and $20,903, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The increase in total operating revenue was primarily due to higher premium revenue resulting from membership growth and rate increases across our businesses designed to cover overall cost trends. These increases were partially offset by the impact of the HIP Fee suspension for 2019, as we did not price affected products in 2019 to cover this fee.
We recognized net realized gains on financial instruments in the first quarter of 2019 compared to net realized losses on financial instruments in the first quarter of 2018. This change was primarily due to an increase in net realized gains on sales of equity securities.
Benefit expense increased due to membership growth across our businesses and higher medical costs in our Medicaid business.

Our benefit expense ratio increased largely due to the loss of revenue associated with the HIP Fee suspension for 2019. Our benefit expense ratio was further impacted by the retroactive revenue adjustments in various Medicaid markets that we recognized in 2018 for the periods covering through 2017.
Our selling, general and administrative expense decreased primarily due to the suspension of the HIP Fee for 2019.
Our selling, general and administrative expense ratio decreased primarily due to the suspension of the HIP Fee for 2019 and the growth in operating revenue, as well as overall expense management.
Our income tax expense and effective tax rate decreased primarily due to the suspension of the non-tax deductible HIP Fee for 2019.
Our net income as a percentage of total revenue increased in 2019 as compared to 2018 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain and operating margin, non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains (losses) on financial instruments, other than temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, (gain) loss on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Our Commercial & Specialty Business, Government Business and Other segments’ summarized results of operations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31
	2019	2018 [1]	$ Change	% Change
Commercial & Specialty Business
Operating revenue	$9,392	$8,951	$441	4.9%
Operating gain	$1,587	$1,409	$178	12.6%
Operating margin	16.9%	15.7%		120	bp

Government Business
Operating revenue	$14,993	$13,390	$1,603	12.0%
Operating gain	$383	$481	$(98)	(20.4)%
Operating margin	2.6%	3.6%		(100	)bp

Other
Operating revenue[2]	$3	$1	$2	200.0%
Operating loss[3]	$(30)	$(22)	$(8)	36.4%

1
During the fourth quarter of 2018, we reclassified certain ancillary businesses to align how our segments are being managed. Accordingly, certain amounts for the three months ended March 31, 2018 have been reclassified for comparability.

2	$ changes not material.

3	Primarily a result of changes in unallocated corporate expenses.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Commercial & Specialty Business
Operating revenue increased primarily due to higher premium revenue resulting from rate increases in our Local Group business designed to cover overall cost trends and membership increases in our Individual ACA and fully-insured National Accounts businesses. The increase was further due to higher administrative fees and other revenue resulting from rate increases for self-funded members in our Large Group and National Accounts businesses.
Operating gain increased primarily due to improved medical cost performance in our Local Group business and higher administrative fees and other revenue in our self-funded businesses driven by greater penetration of value-added services.
Government Business
Operating revenue increased primarily due to higher premium revenue resulting from membership growth in our Medicare business as a result of higher sales during open enrollment. The increase was further attributable to rate increases to cover overall cost trends in our Medicare and Medicaid businesses as well as increased premium revenue in our FEP business due to increased reimbursed benefit utilization.
Operating gain decreased primarily due to the impact of the retroactive revenue adjustments in various Medicaid markets that we recognized in 2018 for the periods covering through 2017. The decrease in operating gain was further attributable to continued elevated medical cost experience in our Medicaid business in certain states. These decreases in operating gain were partially offset by reduced selling, general and administrative expenses in 2019.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2018 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2018, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2019, our critical accounting policies and estimates have not changed from those described in our 2018 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2019, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2018 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2019 and 2018, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2019 and 2018, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2019	2018
Assumed trend factors	$345	$406
Assumed completion factors	110	227
Total	$455	$633
The favorable development recognized in the three months ended March 31, 2019 and 2018 resulted from trend factors in late 2018 and late 2017, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2018 and 2017 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 64.7% and 66.5% for the three months ended March 31, 2019 and 2018, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the three months ended March 31, 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the three months ended March 31, 2019, this metric was 6.7%, largely driven by favorable trend factor development at the end of 2018. For the three months ended March 31, 2018, this metric was 8.9%, largely driven by favorable trend factor development at the end of 2017.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2019, this metric was 0.7%, which was calculated using the redundancy of $455. For the three months ended March 31, 2018, the comparable metric was

0.9%, which was calculated using the redundancy of $633. We believe these metrics demonstrate a generally consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2019, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2019, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31		2019 vs. 2018
	2019	2018	Change
Sources of Cash:
Net cash provided by operating activities	$1,630	$2,215	$(585)
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	—	1,152	(1,152)
Issuances of common stock under employee stock plans	76	60	16
Issuances of commercial paper and short- and long-term debt, net of repayments	67	—	67
Other sources of cash, net	42	186	(144)
Total Sources of Cash	1,815	3,613	(1,798)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(440)	—	(440)
Purchases of subsidiaries, net of cash acquired	—	(1,346)	1,346
Repurchase and retirement of common stock	(294)	(395)	101
Purchases of property and equipment	(234)	(218)	(16)
Repayments of commercial paper and short- and long-term debt, net of issuances	—	(85)	85
Cash dividends	(206)	(192)	(14)
Changes in bank overdrafts	—	(124)	124
Other uses of cash, net	(92)	(231)	139
Total uses of cash	(1,266)	(2,591)	1,325
Effect of foreign exchange rates on cash and cash equivalents	(1)	—	(1)
Net increase in cash and cash equivalents	$548	$1,022	$(474)
The decrease in cash provided by operating activities was primarily due to the timing of Medicare prepayments received in 2018 and lower premium receipts as a result of the suspension of the HIP Fee for 2019. These decreases were partially offset by the impact of membership increases in our Medicaid and Medicare businesses.
Other significant changes in sources and uses of cash year-over-year included an increase in net purchases of investments and a decrease in cash paid for acquisitions.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $24,013 at March 31, 2019. Since December 31, 2018, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,374, primarily due to cash generated from operations.
Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain accounting practices prescribed by insurance regulatory authorities, or statutory accounting practices, differ from GAAP. Changes that occur in statutory accounting practices, if any, could impact our subsidiaries’ future dividend capacity. In addition, we have agreed to certain undertakings to regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.
At March 31, 2019, we held $1,077 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

Debt
Periodically, we access capital markets and issue debt, or Notes, for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 10, “Debt” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion, and beginning January 1, 2019, lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.0% and 40.2% as of March 31, 2019 and December 31, 2018, respectively.
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
For additional information regarding our sources and uses of capital at March 31, 2019, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information, see Note 21, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facility and/or from public or private financing sources, will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2018 Annual Report on Form 10-K other than an increase in borrowings of commercial paper. For additional information regarding our estimated contractual obligations and commitments, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward- looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, and the ultimate outcome of legal challenges to the ACA; trends in healthcare costs and utilization rates; our ability to contract with providers on cost-effective and competitive terms; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services, or CMS, Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation, or Cigna, and us related to the merger agreement between the parties, including our claim for damages against Cigna, Cigna’s claim for payment of a termination fee and other damages against us, and the potential for such litigation to cause us to incur substantial costs, materially distract management and negatively impact our reputation and financial condition; non-compliance by any party with the pharmacy benefit management services agreements between us and each of Express Scripts, Inc., or Express Scripts, and CaremarkPCS Health, L.L.C., or CVS Health, as well as any agreements governing the transition of pharmacy benefit management services provided to us from Express Scripts to CVS Health, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including CMS; medical malpractice or professional liability claims or other risks related to healthcare services and pharmacy benefit management services provided by our subsidiaries; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; large scale medical emergencies, such as future public health epidemics and catastrophes; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; changes in U.S. tax laws; intense competition to attract and retain employees; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2018 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2019, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2019 to January 31, 2019	582,336	$257.64	580,943	$5,344
February 1, 2019 to February 28, 2019	254,025	296.02	252,930	5,269
March 1, 2019 to March 31, 2019	487,055	302.16	235,371	5,199
	1,323,416		1,069,244

1
Total number of shares purchased includes 254,172 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2019, we repurchased 1,069,244 shares at a cost of $294 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director's most recent authorized increase to the program was $5,000 on December 7, 2017. Between April 1, 2019 and April 15, 2019, we repurchased 179,200 shares at a cost of $51, bringing our current availability to $5,148 at April 15, 2019. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

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

4.7
Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(l) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2019.

10.2	*	(m) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2019.

10.2	*	(n) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2019.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: April 24, 2019	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 24, 2019	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)