Form 10-Q
period 2019-09-30
Anthem, Inc.
filed 2019-10-23
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ANTM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2019, 253,563,697 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,190	$3,934
Fixed maturity securities, current (amortized cost of $19,267 and $16,894)	19,960	16,692
Equity securities, current	2,300	1,493
Other invested assets, current	10	21
Accrued investment income	168	162
Premium receivables	4,782	4,465
Self-funded receivables	2,555	2,278
Other receivables	2,870	2,558
Income taxes receivable	91	10
Securities lending collateral	465	604
Other current assets	2,113	2,104
Total current assets	39,504	34,321
Long-term investments:
Fixed maturity securities (amortized cost of $500 and $486)	518	487
Equity securities	29	33
Other invested assets	3,914	3,726
Property and equipment, net	2,921	2,735
Goodwill	20,500	20,504
Other intangible assets	8,756	9,007
Other noncurrent assets	1,667	758
Total assets	$77,809	$71,571

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$8,977	$7,454
Reserves for future policy benefits	77	75
Other policyholder liabilities	2,503	2,590
Total policy liabilities	11,557	10,119
Unearned income	948	902
Accounts payable and accrued expenses	4,445	4,959
Security trades pending payable	542	197
Securities lending payable	465	604
Short-term borrowings	710	1,145
Current portion of long-term debt	700	849
Other current liabilities	3,867	3,190
Total current liabilities	23,234	21,965
Long-term debt, less current portion	18,820	17,217
Reserves for future policy benefits, noncurrent	661	706
Deferred tax liabilities, net	2,140	1,960
Other noncurrent liabilities	1,622	1,182
Total liabilities	46,477	43,030
Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 253,780,229 and 257,395,577	3	3
Additional paid-in capital	9,524	9,536
Retained earnings	22,104	19,988
Accumulated other comprehensive loss	(299)	(986)
Total shareholders’ equity	31,332	28,541
Total liabilities and shareholders’ equity	$77,809	$71,571

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Premiums	$23,793	$21,451	$70,137	$63,602
Administrative fees and other revenue	2,651	1,529	5,872	4,435
Total operating revenue	26,444	22,980	76,009	68,037
Net investment income	242	250	737	708
Net realized gains on financial instruments	1	27	90	5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(14)	(8)	(36)	(20)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1	2	6	2
Other-than-temporary impairment losses recognized in income	(13)	(6)	(30)	(18)
Total revenues	26,674	23,251	76,806	68,732
Expenses
Benefit expense	20,753	18,185	60,403	52,959
Cost of products sold	745	—	843	—
Selling, general and administrative expense	3,418	3,546	9,862	10,402
Interest expense	185	188	556	564
Amortization of other intangible assets	84	91	256	265
(Gain) loss on extinguishment of debt	—	(1)	(1)	17
Total expenses	25,185	22,009	71,919	64,207
Income before income tax expense	1,489	1,242	4,887	4,525
Income tax expense	306	282	1,014	1,200
Net income	$1,183	$960	$3,873	$3,325
Net income per share
Basic	$4.64	$3.70	$15.11	$12.89
Diluted	$4.55	$3.62	$14.83	$12.58
Dividends per share	$0.80	$0.75	$2.40	$2.25

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2019	2018	2019	2018
Net income	$1,183	$960	$3,873	$3,325
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	116	(36)	711	(353)
Change in non-credit component of other-than-temporary impairment losses on investments	(1)	(2)	(2)	(2)
Change in net unrealized losses on cash flow hedges	(34)	2	(31)	34
Change in net periodic pension and postretirement costs	4	7	10	22
Foreign currency translation adjustments	(1)	—	(1)	—
Other comprehensive income (loss)	84	(29)	687	(299)
Total comprehensive income	$1,267	$931	$4,560	$3,026

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2019	2018
Operating activities
Net income	$3,873	$3,325
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on financial instruments	(90)	(5)
Other-than-temporary impairment losses recognized in income	30	18
(Gain) Loss on extinguishment of debt	(1)	17
Loss on disposal of assets	1	2
Deferred income taxes	(29)	141
Amortization, net of accretion	778	752
Depreciation expense	109	92
Share-based compensation	226	135
Changes in operating assets and liabilities:
Receivables, net	(880)	(823)
Other invested assets	(30)	(17)
Other assets	(280)	(734)
Policy liabilities	1,394	(556)
Unearned income	46	(42)
Accounts payable and accrued expenses	(931)	756
Other liabilities	675	190
Income taxes	(81)	273
Other, net	(76)	(160)
Net cash provided by operating activities	4,734	3,364
Investing activities
Purchases of fixed maturity securities	(7,616)	(6,790)
Proceeds from fixed maturity securities:
Sales	3,919	4,971
Maturities, calls and redemptions	1,583	1,442
Purchases of equity securities	(9,408)	(812)
Proceeds from sales of equity securities	8,671	2,119
Purchases of other invested assets	(286)	(324)
Proceeds from sales of other invested assets	242	251
Changes in securities lending collateral	139	(286)
Purchases of subsidiaries, net of cash acquired	—	(1,732)
Purchases of property and equipment	(726)	(888)
Other, net	(33)	17
Net cash used in investing activities	(3,515)	(2,032)
Financing activities
Net repayments of commercial paper borrowings	(197)	(54)
Proceeds from long-term borrowings	2,473	835
Repayments of long-term borrowings	(923)	(1,393)
Proceeds from short-term borrowings	6,480	5,300
Repayments of short-term borrowings	(6,915)	(5,305)
Changes in securities lending payable	(139)	287
Changes in bank overdrafts	250	97
Proceeds from issuance of common stock under Equity Units stock purchase contracts	—	1,250
Repurchase and retirement of common stock	(1,396)	(1,192)
Change in collateral and settlements of debt-related derivatives	(34)	22
Cash dividends	(616)	(583)
Proceeds from issuance of common stock under employee stock plans	137	133
Taxes paid through withholding of common stock under employee stock plans	(82)	(77)
Net cash used in financing activities	(962)	(680)
Effect of foreign exchange rates on cash and cash equivalents	(1)	(1)
Change in cash and cash equivalents	256	651
Cash and cash equivalents at beginning of period	3,934	3,609
Cash and cash equivalents at end of period	$4,190	$4,260

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2018 (audited)	257.4	$3	$9,536	$19,988	$(986)	$28,541
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	1,551	—	1,551
Other comprehensive income	—	—	—	—	363	363
Repurchase and retirement of common stock	(1.1)	—	(71)	(223)	—	(294)
Dividends and dividend equivalents	—	—	—	(206)	—	(206)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	69	—	—	69
Convertible debenture repurchases and conversions	—	—	(52)	—	—	(52)
March 31, 2019	257.4	3	9,482	21,136	(623)	29,998
Net income	—	—	—	1,139	—	1,139
Other comprehensive income	—	—	—	—	240	240
Repurchase and retirement of common stock	(1.7)	—	(70)	(388)	—	(458)
Dividends and dividend equivalents	—	—	—	(208)	—	(208)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	91	—	—	91
Convertible debenture repurchases and conversions	—	—	(9)	—	—	(9)
June 30, 2019	255.9	3	9,494	21,679	(383)	30,793
Net income	—	—	—	1,183	—	1,183
Other comprehensive income	—	—	—	—	84	84
Repurchase and retirement of common stock	(2.4)	—	(90)	(554)	—	(644)
Dividends and dividend equivalents	—	—	—	(204)	—	(204)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	120	—	—	120
September 30, 2019	253.8	$3	$9,524	$22,104	$(299)	$31,332

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity (continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2017 (audited)	256.1	$3	$8,547	$18,054	$(101)	$26,503
Adoption of Accounting Standards Update No. 2016-01 (Note 2)	—	—	—	320	(320)	—
January 1, 2018	256.1	3	8,547	18,374	(421)	26,503
Net income	—	—	—	1,312	—	1,312
Other comprehensive loss	—	—	—	—	(209)	(209)
Repurchase and retirement of common stock	(1.7)	—	(56)	(338)	—	(394)
Dividends and dividend equivalents	—	—	—	(198)	—	(198)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	28	—	—	28
Convertible debenture repurchases and conversions	—	—	(30)	—	—	(30)
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	91	(91)	—
March 31, 2018	255.5	3	8,489	19,241	(721)	27,012
Net income	—	—	—	1,053	—	1,053
Other comprehensive loss	—	—	—	—	(61)	(61)
Issuance of common stock under Equity Units stock purchase contracts	6.0	—	1,250	—	—	1,250
Repurchase and retirement of common stock	(1.7)	—	(60)	(341)	—	(401)
Dividends and dividend equivalents	—	—	—	(197)	—	(197)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	69	—	—	69
June 30, 2018	260.1	3	9,748	19,756	(782)	28,725
Net income	—	—	—	960	—	960
Other comprehensive loss	—	—	—	—	(29)	(29)
Repurchase and retirement of common stock	(1.6)	—	(58)	(339)	—	(397)
Dividends and dividend equivalents	—	—	—	(195)	—	(195)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	95	—	—	95
Convertible debenture repurchases and conversions	—	—	(65)	—	—	(65)
September 30, 2018	258.9	$3	$9,720	$20,182	$(811)	$29,094

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2019
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 medical members through our affiliated health plans as of September 30, 2019. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal health care. We also provide services to the federal government in connection with our Federal Health Products & Services business.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees. Through our subsidiaries, we serve customers in numerous states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, beginning in the second quarter of 2019, we provide pharmacy benefits management services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2018 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation or adjusted to conform to the current year rounding convention of reporting financial data in whole millions of dollars, except as otherwise noted. For additional information on prior year reclassifications, see Note 15, “Segment Information.” In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018 have been recorded. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $242 and $222 at September 30, 2019 and December 31, 2018, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU assets are reported in other noncurrent assets on our consolidated balance sheet as of September 30, 2019. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in selling, general and administrative expense on our consolidated statements of income. For our office space leases, we account for the lease and non-lease components (such as common area maintenance) as a single lease component. We also do not recognize a lease liability or ROU asset for our office space leases whose lease terms, at commencement, are twelve months or less and that do not include a purchase option or option to extend that we are reasonably certain to exercise.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for the minimum medical loss ratio rebates or contractual or government-mandated premium stabilization programs. Administrative fees and other revenues include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. Under our self-funded arrangements, revenue is recognized as administrative services are performed, and benefit payments under these programs are excluded from benefit expense. Beginning in the second quarter of 2019, administrative fees and other revenues also include unaffiliated revenue from services performed by IngenioRx. For additional information about our revenues, see Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. In addition, see Note 15, “Segment Information,” herein for the disaggregation of revenues by segments and products.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2019. For the three and nine months ended September 30, 2019, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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

Concurrently, lessees are required to recognize an ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted this standard on January 1, 2019 by applying the optional transition method on the adoption date and did not adjust comparative periods. We also elected the package of practical expedients permitted, which, among other things, allowed us to carry forward the lease classification for our existing leases. In preparation for the adoption of this standard and to enable preparation of the required financial information, we implemented a new lease accounting software solution as well as new internal controls. The adoption of this standard impacted our 2019 opening consolidated balance sheet, as we recorded operating lease liabilities of $728 and ROU assets of $637, which equals the lease liabilities net of accrued rent, lease incentives and the carrying amount of ceased-use liabilities previously recorded on our consolidated balance sheet under the old guidance. We also recognized a cumulative-effect adjustment of $26 to our opening retained earnings for deferred gains on our previous sale-leaseback transactions. The adoption of this standard did not have an impact on our consolidated statements of income or cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for either the entirety of ASU 2018-13 or only the provisions that eliminate or modify disclosure requirements. We early adopted the provisions that eliminate and modify disclosure requirements, on a retrospective basis, effective in our 2018 Annual Report on Form 10-K. We will adopt the new disclosure requirements, on a prospective basis, effective for our interim and annual reporting periods beginning after December 15, 2019.
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
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, which are recorded on the Premiums line item on our consolidated statements of income and will continue to be accounted for in accordance with the provisions of ASC Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and other revenue line item on our consolidated statements of income and represent approximately 6% of our consolidated total operating revenue. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, or on our consolidated results of operations, cash flows or financial position.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. This update amends ASC Topic 230, Statement of Cash Flows, to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 using a retrospective approach. The adoption of ASU 2016-18 did not have a material impact on our consolidated statements of cash flows and did not impact our consolidated results of operations or financial position.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. We adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows, results of operations or financial position.
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
Recent Accounting Guidance Not Yet Adopted: In May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments -

Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 requires a cumulative-effect adjustment to the statement of financial position to the opening balance of retained earnings at the date of adoption and a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted. We are currently gathering data and evaluating the effects the adoption of ASU 2016-13 will have on our consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15. The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows. ASU 2018-15 is effective for us on January 1, 2020, with early adoption permitted. The guidance can be applied either prospectively to all implementation costs incurred after the date of adoption or retrospectively. While we are continuing to evaluate the effects the adoption of ASU 2018-15 will have on our consolidated financial position, results of operations and cash flows; we intend to apply the prospective method of adoption.
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
Pending Acquisition of Beacon
On June 6, 2019, we announced our entrance into an agreement to acquire Beacon Health Options, Inc., or Beacon, the largest independently held behavioral health organization in the country. Beacon serves approximately forty million individuals across all fifty states. This acquisition aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. The acquisition is expected to close late in the fourth quarter of 2019 and is subject to standard closing conditions and customary approvals.
Acquisition of America’s 1st Choice
On February 15, 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. Upon the conclusion of our one-year measurement period, the excess of the consideration transferred over the fair value of the net assets acquired resulted in goodwill of $1,029, of which $333 was tax deductible. All of the goodwill was allocated to our Government Business segment. The results of operations of America’s 1st Choice are included in our consolidated financial statements within our Government Business segment for the periods following February 15, 2018.

4.	Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for other-than-temporary declines based on qualitative and quantitative factors. There were no individually significant other-than-temporary impairment losses on investments during the three and nine months ended September 30, 2019 and 2018. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and additional material other-than-temporary impairment, or OTTI, losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2019 and December 31, 2018 is as follows:

						Non-Credit Component of OTTIs Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2019
Fixed maturity securities:
United States Government securities	$487	$10	$—	$—	$497	$—
Government sponsored securities	125	6	—	—	131	—
States, municipalities and political subdivisions	4,469	275	(1)	(1)	4,742	—
Corporate securities	9,040	341	(17)	(25)	9,339	(5)
Residential mortgage-backed securities	3,914	111	(4)	(4)	4,017	—
Commercial mortgage-backed securities	87	3	—	—	90	—
Other securities	1,645	24	(2)	(5)	1,662	—
Total fixed maturity securities	$19,767	$770	$(24)	$(35)	$20,478	$(5)
December 31, 2018
Fixed maturity securities:
United States Government securities	$414	$3	$—	$(1)	$416	$—
Government sponsored securities	108	1	—	(1)	108	—
States, municipalities and political subdivisions	4,716	91	(3)	(19)	4,785	—
Corporate securities	8,189	33	(170)	(115)	7,937	(3)
Residential mortgage-backed securities	2,769	31	(3)	(47)	2,750	—
Commercial mortgage-backed securities	69	—	—	(2)	67	—
Other securities	1,115	14	(8)	(5)	1,116	—
Total fixed maturity securities	$17,380	$173	$(184)	$(190)	$17,179	$(3)

For fixed maturity securities in an unrealized loss position at September 30, 2019 and December 31, 2018, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2019
Fixed maturity securities:
United States Government securities	8	$49	$—	5	$14	$—
Government sponsored securities	6	5	—	3	1	—
States, municipalities and political subdivisions	66	108	(1)	16	13	(1)
Corporate securities	455	711	(17)	338	509	(25)
Residential mortgage-backed securities	228	422	(4)	215	323	(4)
Commercial mortgage-backed securities	1	3	—	4	8	—
Other securities	190	483	(2)	107	332	(5)
Total fixed maturity securities	954	$1,781	$(24)	688	$1,200	$(35)
December 31, 2018
Fixed maturity securities:
United States Government securities	5	$47	$—	25	$79	$(1)
Government sponsored securities	8	11	—	24	31	(1)
States, municipalities and political subdivisions	177	295	(3)	604	1,032	(19)
Corporate securities	2,185	4,503	(170)	1,220	2,072	(115)
Residential mortgage-backed securities	259	383	(3)	816	1,458	(47)
Commercial mortgage-backed securities	6	11	—	19	37	(2)
Other securities	193	599	(8)	93	237	(5)
Total fixed maturity securities	2,833	$5,849	$(184)	2,801	$4,946	$(190)

The amortized cost and fair value of fixed maturity securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$628	$628
Due after one year through five years	5,569	5,701
Due after five years through ten years	5,504	5,731
Due after ten years	4,065	4,311
Mortgage-backed securities	4,001	4,107
Total fixed maturity securities	$19,767	$20,478

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Proceeds	$2,048	$1,532	$5,502	$6,413
Gross realized gains	26	12	66	73
Gross realized losses	(9)	(16)	(43)	(85)

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
Equity Securities
A summary of current and long-term marketable equity securities at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Equity securities:
Exchange traded funds	$563	$2
Fixed maturity mutual funds	631	557
Common equity securities	829	654
Private equity securities	306	313
Total	$2,329	$1,526

The gains and losses related to equity securities for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net realized (losses) gains recognized on equity securities	$(16)	$27	$75	$(33)
Less: Net realized gains recognized on equity securities sold during the period	(6)	(11)	(55)	(208)
Unrealized (losses) gains recognized on equity securities still held at September 30	$(22)	$16	$20	$(241)

Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $465 and $604 at September 30, 2019 and December 31, 2018, respectively. The value of the collateral represented 103% and 102% of the market value of the securities on loan at September 30, 2019 and December 31, 2018, respectively. We recognize the collateral as an asset under the caption “Securities lending collateral” on our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Securities lending payable.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.

The remaining contractual maturity of our securities lending agreements at September 30, 2019 is as follows:

Overnight and Continuous
Securities lending transactions
United States Government securities	$132
Corporate securities	324
Equity securities	9
Total	$465

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
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the London Interbank Offered Rate.
Prior to 2019, we entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $277 and $246 at September 30, 2019 and December 31, 2018, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 is as follows:

	Level I	Level II	Level III	Total
September 30, 2019
Assets:
Cash equivalents	$1,258	$—	$—	$1,258
Fixed maturity securities, available-for-sale:
United States Government securities	—	497	—	497
Government sponsored securities	—	131	—	131
States, municipalities and political subdivisions	—	4,742	—	4,742
Corporate securities	—	9,028	311	9,339
Residential mortgage-backed securities	—	4,014	3	4,017
Commercial mortgage-backed securities	—	90	—	90
Other securities	—	1,651	11	1,662
Total fixed maturity securities, available-for-sale	—	20,153	325	20,478
Equity securities:
Exchange traded funds	563	—	—	563
Fixed maturity mutual funds	—	631	—	631
Common equity securities	796	33	—	829
Private equity securities	—	—	306	306
Total equity securities	1,359	664	306	2,329
Other invested assets, current	10	—	—	10
Securities lending collateral	—	465	—	465
Derivatives	—	25	—	25
Total assets	$2,627	$21,307	$631	$24,565
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2018
Assets:
Cash equivalents	$1,815	$—	$—	$1,815
Fixed maturity securities, available-for-sale:
United States Government securities	—	416	—	416
Government sponsored securities	—	108	—	108
States, municipalities and political subdivisions	—	4,785	—	4,785
Corporate securities	2	7,648	287	7,937
Residential mortgage-backed securities	—	2,744	6	2,750
Commercial mortgage-backed securities	—	67	—	67
Other securities	—	1,099	17	1,116
Total fixed maturity securities, available-for-sale	2	16,867	310	17,179
Equity securities:
Exchange traded funds	2	—	—	2
Fixed maturity mutual funds	—	557	—	557
Common equity securities	601	53	—	654
Private equity securities	—	—	313	313
Total equity securities	603	610	313	1,526
Other invested assets, current	21	—	—	21
Securities lending collateral	314	290	—	604
Derivatives	—	16	—	16
Total assets	$2,755	$17,783	$623	$21,161
Liabilities:
Derivatives	$—	$(17)	$—	$(17)
Total liabilities	$—	$(17)	$—	$(17)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2019 and 2018 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended September 30, 2019
Beginning balance at July 1, 2019	$297	$3	$11	$305	$616
Total gains (losses):
Recognized in net income	(3)	—	—	(5)	(8)
Recognized in accumulated other comprehensive loss	12	—	—	—	12
Purchases	28	—	—	25	53
Sales	(9)	—	—	(19)	(28)
Settlements	(18)	—	—	—	(18)
Transfers into Level III	4	—	—	—	4
Transfers out of Level III	—	—	—	—	—
Ending balance at September 30, 2019	$311	$3	$11	$306	$631
Change in unrealized losses included in net income related to assets still held at September 30, 2019	$—	$—	$—	$(4)	$(4)

Three Months Ended September 30, 2018
Beginning balance at July 1, 2018	$304	$4	$26	$312	$646
Total gains (losses):
Recognized in net income	—	—	—	4	4
Recognized in accumulated other comprehensive loss	(1)	—	—	—	(1)
Purchases	32	—	3	5	40
Sales	(2)	—	—	(3)	(5)
Settlements	(30)	—	—	—	(30)
Transfers into Level III	6	—	1	—	7
Transfers out of Level III	(2)	—	(13)	—	(15)
Ending balance at September 30, 2018	$307	$4	$17	$318	$646
Change in unrealized gains included in net income related to assets still held at September 30, 2018	$—	$—	$—	$9	$9

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2019 and 2018 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Nine Months Ended September 30, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total (losses) gains:
Recognized in net income	(7)	—	—	(5)	(12)
Recognized in accumulated other comprehensive loss	14	—	—	—	14
Purchases	91	—	2	46	139
Sales	(11)	—	—	(48)	(59)
Settlements	(58)	(1)	(2)	—	(61)
Transfers into Level III	4	—	3	—	7
Transfers out of Level III	(9)	(2)	(9)	—	(20)
Ending balance at September 30, 2019	$311	$3	$11	$306	$631
Change in unrealized losses included in net income related to assets still held at September 30, 2019	$—	$—	$—	$(4)	$(4)

Nine Months Ended September 30, 2018
Beginning balance at January 1, 2018	$229	$5	$16	$287	$537
Total (losses) gains:
Recognized in net income	1	—	—	(228)	(227)
Recognized in accumulated other comprehensive loss	(3)	—	—	—	(3)
Purchases	94	—	12	263	369
Sales	(17)	—	—	(4)	(21)
Settlements	(60)	(1)	(1)	—	(62)
Transfers into Level III	65	—	5	—	70
Transfers out of Level III	(2)	—	(15)	—	(17)
Ending balance at September 30, 2018	$307	$4	$17	$318	$646
Change in unrealized gains included in net income related to assets still held at September 30, 2018	$—	$—	$—	$27	$27

There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2019 or 2018.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America’s 1st Choice on February 15, 2018. The net assets acquired in our acquisition of America’s 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America’s 1st Choice’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of America’s 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America’s 1st Choice described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2019 or 2018.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform a monthly analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2019 or 2018.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2019 and December 31, 2018 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2019
Assets:
Other invested assets, long-term	$3,914	$—	$—	$3,914	$3,914
Liabilities:
Debt:
Short-term borrowings	710	—	710	—	710
Commercial paper	500	—	500	—	500
Notes	18,841	—	20,198	—	20,198
Convertible debentures	179	—	893	—	893

December 31, 2018
Assets:
Other invested assets, long-term	$3,726	$—	$—	$3,726	$3,726
Liabilities:
Debt:
Short-term borrowings	1,145	—	1,145	—	1,145
Commercial paper	697	—	697	—	697
Notes	17,178	—	17,145	—	17,145
Convertible debentures	191	—	1,030	—	1,030

7.	Income Taxes
During the three months ended September 30, 2019 and 2018, we recognized income tax expense of $306 and $282, respectively, which represent effective tax rates of 20.6% and 22.7%, respectively. The increase in income tax expense was primarily due to the 2018 remeasurement of deferred tax assets and liabilities against the prior year provisional estimates as required by the Tax Cuts and Jobs Act. The increase in income tax expense was partially offset by the suspension of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2019, which resulted in a decrease in income tax expense of $76. The decrease in the effective tax rate was primarily due to the suspension of the non-tax deductible HIP Fee for 2019.
During the nine months ended September 30, 2019 and 2018, we recognized income tax expense of $1,014 and $1,200, respectively, which represent effective tax rates of 20.7% and 26.5%, respectively. The decrease in income tax expense and effective tax rate was primarily due to the suspension of the non-tax deductible HIP Fee for 2019, which resulted in a decrease in income tax expense of $243.

8.	Retirement Benefits

The components of net periodic benefit credit included in our consolidated statements of income for the three months ended September 30, 2019 and 2018 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2019	2018	2019	2018
Service cost	$—	$2	$1	$—
Interest cost	15	14	3	4
Expected return on assets	(35)	(37)	(6)	(6)
Recognized actuarial loss	5	6	1	1
Settlement loss	4	6	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit credit	$(11)	$(9)	$(4)	$(4)
The components of net periodic benefit credit included in our consolidated statements of income for the nine months ended September 30, 2019 and 2018 are as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Service cost	$—	$6	$1	$1
Interest cost	47	41	11	11
Expected return on assets	(104)	(110)	(17)	(18)
Recognized actuarial loss	13	18	2	3
Settlement loss	8	19	—	—
Amortization of prior service credit	—	—	(9)	(9)
Net periodic benefit credit	$(36)	$(26)	$(12)	$(12)

For the year ending December 31, 2019, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act of 1974, as amended, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $0 and $7 were made to our retirement benefit plans during the nine months ended September 30, 2019 and 2018.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$2,586	$4,680	$7,266
Ceded medical claims payable, beginning of period	(10)	(24)	(34)
Net medical claims payable, beginning of period	2,576	4,656	7,232
Net incurred medical claims:
Current period	18,986	39,171	58,157
Prior periods redundancies	(162)	(275)	(437)
Total net incurred medical claims	18,824	38,896	57,720
Net payments attributable to:
Current period medical claims	16,277	33,474	49,751
Prior periods medical claims	2,213	4,253	6,466
Total net payments	18,490	37,727	56,217
Net medical claims payable, end of period	2,910	5,825	8,735
Ceded medical claims payable, end of period	8	27	35
Gross medical claims payable, end of period	$2,918	$5,852	$8,770
At September 30, 2019, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $30, $171 and $2,709 for the claim years 2017 and prior, 2018 and 2019, respectively.
At September 30, 2019, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $23, $105 and $5,697 for the claim years 2017 and prior, 2018 and 2019, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of period	$3,383	$4,431	$7,814
Ceded medical claims payable, beginning of period	(78)	(27)	(105)
Net medical claims payable, beginning of period	3,305	4,404	7,709
Business combinations and purchase adjustments	—	199	199
Net incurred medical claims:
Current period	17,732	33,664	51,396
Prior periods redundancies	(424)	(434)	(858)
Total net incurred medical claims	17,308	33,230	50,538
Net payments attributable to:
Current period medical claims	15,275	29,236	44,511
Prior periods medical claims	2,671	3,833	6,504
Total net payments	17,946	33,069	51,015
Net medical claims payable, end of period	2,667	4,764	7,431
Ceded medical claims payable, end of period	10	27	37
Gross medical claims payable, end of period	$2,677	$4,791	$7,468

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2019 are as follows:

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019
Net incurred medical claims:
Commercial & Specialty Business	$5,856	$6,422	$6,546	$18,824
Government Business	12,483	13,062	13,351	38,896
Total net incurred medical claims	18,339	19,484	19,897	57,720
Quality improvement and other claims expense	943	884	856	2,683
Benefit expense	$19,282	$20,368	$20,753	$60,403

Net incurred medical claims for the three months ended March 31, 2019 and June 30, 2019 in the table above include a reclassification between the Commercial and Specialty Business and Government Business segments to adjust certain intercompany eliminations. This reclassification did not impact any other amounts presented in the consolidated financial statements.

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2018 are as follows:

	Three Months Ended			Nine Months Ended September 30, 2018
	March 31, 2018	June 30, 2018	September 30, 2018
Net incurred medical claims:
Commercial & Specialty Business	$5,410	$5,884	$6,014	$17,308
Government Business	10,794	11,039	11,397	33,230
Total net incurred medical claims	16,204	16,923	17,411	50,538
Quality improvement and other claims expense	842	805	774	2,421
Benefit expense	$17,046	$17,728	$18,185	$52,959

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of September 30, 2019, is as follows:

	Commercial & Specialty Business	Government Business	Total
Net medical claims payable, end of period	$2,910	$5,825	$8,735
Ceded medical claims payable, end of period	8	27	35
Insurance lines other than short duration	—	207	207
Gross medical claims payable, end of period	$2,918	$6,059	$8,977

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2019 and December 31, 2018, we had $18,816 and $17,153, respectively, outstanding under these notes.
On September 9, 2019, we issued $850 aggregate principal amount of 2.375% Notes due 2025, or the 2025 Notes, $825 aggregate principal amount of 2.875% Notes due 2029, or the 2029 Notes, and $825 aggregate principal amount of 3.700% Notes due 2049, or the 2049 Notes, under our shelf registration statement. Interest on the 2025 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2020. Interest on the 2029 Notes and the 2049 Notes is payable semi-annually in arrears on March 15 and September 15 each year, commencing March 15, 2020. The proceeds are being used for working capital and general corporate purposes, including, but not limited to, the repurchase of our common stock pursuant to our share repurchase program, repayment of short-term and long-term debt and to fund acquisitions.
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

We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2019 and December 31, 2018.
We have a senior revolving credit facility, or the 5-Year Facility, with a group of lenders for general corporate purposes. In June 2019, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from August 2020 to June 2024 and decreased the amount of credit available under the 5-Year Facility from $3,500 to $2,500. In June 2019, we also entered into a 364-day senior revolving credit facility, or 364-Day Facility, with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000 and matures in June 2020. There were no amounts outstanding under the 5-Year Facility or the 364-Day Facility at any time during the nine months ended September 30, 2019 or under the 5-Year Facility at December 31, 2018.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit, or the Subsidiary Credit Facilities, with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $600. At September 30, 2019 and December 31, 2018, $150 and $500, respectively, were outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. In August 2019, we increased the amount available under the commercial paper program from $2,500 to $3,500. At September 30, 2019 and December 31, 2018, we had $500 and $697, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the indenture. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During the nine months ended September 30, 2019, $20 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $73. We recognized a gain of $1 on the extinguishment of debt related to the Debentures, based on the fair values of the debt on the conversion settlement dates.
The following table summarizes at September 30, 2019 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$267
Unamortized debt discount	$85
Net debt carrying amount	$179
Equity component carrying amount	$97
Conversion rate (shares of common stock per $1,000 of principal amount)	13.9250
Effective conversion price (per $1,000 of principal amount)	$71.8129

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $560 and $645 in outstanding short-term borrowings from FHLBs, at September 30, 2019 and December 31, 2018 with fixed interest rates of 1.990% and 2.458% respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $700 at September 30, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. No dates have been set for either the final pretrial conferences or trials in these actions. In March 2019, the Court issued a Fourth Amended Scheduling Order requiring that briefing on motions for class certification and related expert reports, merits and damages expert reports, and certain dispositive motions occur in 2019. In April 2019, plaintiffs filed their motions for class certification in conjunction with their supporting expert reports. Defendants filed their motions to exclude plaintiffs’ experts, as well as their opposition to plaintiffs’ motions for class certification, in July 2019. The case has been stayed until January 2020. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. Although the California Court of Appeal initially accepted our writ, it later indicated that it will not hear the issues raised by our writ until the case concludes in the Superior Court. The Superior Court has scheduled trial for March 23, 2020. The parties are currently engaged in discovery and are in the process of retaining experts. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement; and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. Discovery is scheduled to be completed in December 2019. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which was heard in October 2018 but has not yet been decided. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court has set closing argument for November 25, 2019. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
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
Contractual Obligations and Commitments
Express Scripts, through our ESI PBM Agreement, is the provider of certain PBM services to our plans. In October 2017, we established a new pharmacy benefits manager, called IngenioRx, and entered into a five-year agreement with CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, to begin offering PBM solutions, or the CVS PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019 due to the recent acquisition of Express Scripts by Cigna. As a result of exercising our early termination right, the ESI PBM Agreement terminated on March 1, 2019, and on March 2, 2019, the twelve-month transition period to migrate the services from Express Scripts began. CVS Health began providing certain PBM services to IngenioRx pursuant to the CVS PBM Agreement in the second quarter of 2019. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings-Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of September 30, 2019.

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
A summary of the cash dividend activity for the nine months ended September 30, 2019 and 2018 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206
April 23, 2019	June 10, 2019	June 25, 2019	$0.80	$206
July 23, 2019	September 10, 2019	September 25, 2019	$0.80	$204

Nine Months Ended September 30, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$192
April 24, 2018	June 8, 2018	June 25, 2018	$0.75	$196
July 24, 2018	September 10, 2018	September 25, 2018	$0.75	$195

On October 22, 2019, our Audit Committee declared a fourth quarter 2019 dividend to shareholders of $0.80 per share, payable on December 20, 2019 to shareholders of record at the close of business on December 5, 2019.
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
A summary of common stock repurchases from October 1, 2019 through October 16, 2019 (subsequent to September 30, 2019) and for the nine months ended September 30, 2019 and 2018 is as follows:

	October 1, 2019 Through October 16, 2019	Nine Months Ended September 30
		2019	2018
Shares repurchased	0.4	5.2	5.0
Average price per share	$238.71	$270.42	$240.15
Aggregate cost	$104	$1,396	$1,192
Authorization remaining at the end of the period	$3,994	$4,098	$5,986

For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt” of this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3.7	$149.65
Granted	0.7	306.74
Exercised	(0.9)	127.92
Forfeited or expired	(0.1)	238.81
Outstanding at September 30, 2019	3.4	185.47	6.28	$233
Exercisable at September 30, 2019	2.2	142.26	5.02	$220

A summary of the nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2019 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2019	1.7	$183.32
Granted	0.5	306.13
Vested	(0.8)	152.97
Forfeited	—	243.77
Nonvested at September 30, 2019	1.4	240.92

During the nine months ended September 30, 2019, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2019 to 2021. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2021 based on results in the three year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30
	2019	2018
Risk-free interest rate	2.69%	2.90%
Volatility factor	25.00%	30.00%
Quarterly dividend yield	0.260%	0.323%
Weighted-average expected life (years)	4.40	3.70

The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30
	2019	2018
Options granted during the period	$68.69	$55.44
Restricted stock awards granted during the period	306.13	233.27

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2019 and 2018 is as follows:

	September 30
	2019	2018
Investments, excluding non-credit component of other-than-temporary impairments:
Gross unrealized gains	$770	$170
Gross unrealized losses	(54)	(289)
Net pre-tax unrealized gains (losses)	716	(119)
Deferred tax (liability) asset	(164)	24
Net unrealized gains (losses) on investments	552	(95)
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(5)	(2)
Deferred tax asset	1	—
Net unrealized non-credit component of other-than-temporary impairments on investments	(4)	(2)
Cash flow hedges:
Gross unrealized losses	(340)	(315)
Deferred tax asset	63	66
Net unrealized losses on cash flow hedges	(277)	(249)
Defined benefit pension plans:
Deferred net actuarial loss	(730)	(587)
Deferred prior service credits	(1)	(1)
Deferred tax asset	188	153
Net unrecognized periodic benefit costs for defined benefit pension plans	(543)	(435)
Postretirement benefit plans:
Deferred net actuarial loss	(57)	(75)
Deferred prior service costs	25	37
Deferred tax asset	8	10
Net unrecognized periodic benefit costs for postretirement benefit plans	(24)	(28)
Foreign currency translation adjustments:
Gross unrealized losses	(4)	(2)
Deferred tax asset	1	—
Net unrealized losses on foreign currency translation adjustments	(3)	(2)
Accumulated other comprehensive loss	$(299)	$(811)

Other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30
	2019	2018
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($35) and $12, respectively	$119	$(45)
Reclassification adjustment for net realized (gain) loss on investment securities, net of tax expense (benefit) of $1 and ($3), respectively	(3)	9
Total reclassification adjustment on investments	116	(36)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0) and ($2), respectively	(1)	(2)
Cash flow hedges:
Holding (loss) gain, net of tax expense of ($2) and ($1), respectively	(34)	2
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($1) and ($2), respectively	4	7
Foreign currency translation adjustment, net of tax expense of ($0) and ($0), respectively	(1)	—
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of ($37) and $4, respectively	$84	$(29)

Other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30
	2019	2018
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($205) and $109, respectively	$705	$(378)
Reclassification adjustment for net realized (gain) loss on investment securities, net of tax benefit of $(1) and $(7), respectively	6	25
Total reclassification adjustment on investments	711	(353)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0) and ($2), respectively	(2)	(2)
Cash flow hedges:
Holding (loss) gain, net of tax expense of ($2) and ($9), respectively	(31)	34
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($3) and ($7), respectively	10	22
Foreign currency translation adjustment, net of tax expense of ($0) and ($1), respectively	(1)	—
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of ($211) and $83, respectively	$687	$(299)

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Denominator for basic earnings per share – weighted-average shares	255.2	259.5	256.3	258.0
Effect of dilutive securities – employee stock options, nonvested restricted stock awards, convertible debentures and equity units	4.8	5.9	4.8	6.3
Denominator for diluted earnings per share	260.0	265.4	261.1	264.3

During the three months ended September 30, 2019 and 2018, weighted-average shares related to certain stock options of 0.7 and 0.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During each of the nine months ended September 30, 2019 and 2018, weighted-average shares related to certain stock options of 0.6 and 0.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three and nine months ended September 30, 2019, we issued approximately 0.0 and 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2019 through 2021. During the three and nine months ended September 30, 2018, we issued approximately 0.0 and 0.9 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2018 through 2020. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.	Segment Information
The results of our operations are described through three reportable segments: Commercial & Specialty Business, Government Business and Other, as further described in Note 19, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K.
Prior to the second quarter of 2019, our Other segment included certain eliminations and corporate expenses not allocated to either of our other reportable segments. Beginning in the second quarter of 2019, our Other segment also includes IngenioRx, our PBM, which began its operations during the second quarter of 2019. In addition, during the second quarter, we reclassified our Diversified Business Group, or DBG, our integrated health services business, from our Government Business segment to the Other segment to reflect changes in how our segments are being managed. Amounts for 2018 have been reclassified to conform to the current year presentation for comparability. Based on the FASB guidance, as of September 30, 2019, IngenioRx and DBG do not collectively meet the quantitative thresholds for an operating segment.
Affiliated revenues represent revenues or cost for services provided by IngenioRx and DBG to our subsidiaries, are recorded at cost or management’s estimate of fair market value, and are eliminated in consolidation.
For our segment reporting, operating gains (losses) generated from IngenioRx and DBG affiliated activity have been included in our Commercial & Specialty Business and Government Business based upon their utilization of services from IngenioRx and DBG.

Financial data by reportable segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Commercial & Specialty Business	Government Business	Other	Eliminations	Total
Three Months Ended September 30, 2019
Operating revenue - unaffiliated	$9,284	$15,955	$1,205	$—	$26,444
Operating revenue - affiliated	—	—	1,303	(1,303)	—
Operating gain (loss)	930	616	(18)	—	1,528
Three Months Ended September 30, 2018
Operating revenue - unaffiliated	$8,933	$13,979	$68	$—	$22,980
Operating revenue - affiliated	—	—	330	(330)	—
Operating gain (loss)	834	456	(41)	—	1,249
Nine Months Ended September 30, 2019
Operating revenue - unaffiliated	$28,093	$46,419	$1,497	$—	$76,009
Operating revenue - affiliated	—	—	2,353	(2,353)	—
Operating gain (loss)	3,511	1,471	(81)	—	4,901
Nine Months Ended September 30, 2018
Operating revenue - unaffiliated	$26,939	$40,951	$147	$—	$68,037
Operating revenue - affiliated	—	—	961	(961)	—
Operating gain (loss)	3,284	1,477	(85)	—	4,676

The major product revenues for each of the reportable segments for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Commercial & Specialty Business
Managed care products	$7,542	$7,211	$22,806	$21,852
Managed care services	1,330	1,332	4,049	3,913
Dental/Vision products and services	325	306	975	914
Other	87	84	263	260
Total Commercial & Specialty Business	9,284	8,933	28,093	26,939
Government Business
Managed care products	15,847	13,860	46,111	40,610
Managed care services	108	119	308	341
Total Government Business	15,955	13,979	46,419	40,951
Other
Other	2,508	398	3,850	1,108
Eliminations
Eliminations	(1,303)	(330)	(2,353)	(961)
Total product revenues	$26,444	$22,980	$76,009	$68,037

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

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Reportable segments’ operating revenue	$26,444	$22,980	$76,009	$68,037
Net investment income	242	250	737	708
Net realized gains on financial instruments	1	27	90	5
Other-than-temporary impairment losses recognized in income	(13)	(6)	(30)	(18)
Total revenues	$26,674	$23,251	$76,806	$68,732

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Reportable segments’ operating gain	$1,528	$1,249	$4,901	$4,676
Net investment income	242	250	737	708
Net realized gains on financial instruments	1	27	90	5
Other-than-temporary impairment losses recognized in income	(13)	(6)	(30)	(18)
Interest expense	(185)	(188)	(556)	(564)
Amortization of other intangible assets	(84)	(91)	(256)	(265)
Gain (loss) on extinguishment of debt	—	1	1	(17)
Income before income tax expense	$1,489	$1,242	$4,887	$4,525

16.	Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 15 years.
The information related to our leases is as follows:

	Balance Sheet Location	September 30, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$577
Lease liabilities, current	Other current liabilities	167
Lease liabilities, noncurrent	Other noncurrent liabilities	473

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Expense
Operating lease expense	$48	$138
Short-term lease expense	9	33
Sublease income	(4)	(12)
Total lease expense	$53	$159

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$43	$132
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$33	$33
Weighted average remaining lease term, operating leases	6 years	6 years
Weighted average discount rate, operating leases	3.96%	3.96%

At September 30, 2019, future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2019 (excluding the nine months ended September 30, 2019)	$60
2020	163
2021	133
2022	121
2023	103
Thereafter	79
Total future minimum payments	659
Less imputed interest	(19)
Total lease liabilities	$640

As of September 30, 2019, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2020 and 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $147.

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
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2019 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2019, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 medical members through our affiliated health plans as of September 30, 2019. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees. Through our subsidiaries, we serve customers in numerous states across the country as America’s 1st Choice, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, beginning in the second quarter of 2019, we provide pharmacy benefits management services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2018 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment may continue for the next several years as elected officials at the national and state levels continue to propose significant modifications to existing laws and regulations, including the reduction of the individual mandate penalty to zero, effective January 1, 2019, elimination of funding for cost-sharing subsidies made available for qualified individuals, and changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the ultimate outcome of the 2018 Texas District Court ACA Decision, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as additional guidance is made available and any further developments or judicial rulings occur.
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

Other Significant Items
In June 2019, we announced our entrance into an agreement to acquire Beacon Health Options, Inc., or Beacon, the largest independently held behavioral health organization in the country. Beacon serves approximately forty million individuals across all fifty states. This acquisition aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. The acquisition is expected to close late in the fourth quarter of 2019 and is subject to standard closing conditions and customary approvals.
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
In February 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities, or collectively, America’s 1st Choice, a Medicare Advantage organization that offers health maintenance organization products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. For additional information, see Note 3, “Business Acquisitions,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
Selected Operating Performance
For the twelve months ended September 30, 2019, total medical membership increased 1.1, or 2.7%. Our medical membership grew across our reportable business segments. The increase in medical membership in our Government Business segment was primarily due to growth in our Medicaid and Medicare businesses. The increase in medical membership in our Commercial & Specialty Business segment was primarily due to growth in our National business.
Operating revenue for the three months ended September 30, 2019 was $26,444, an increase of $3,464, or 15.1%, from the three months ended September 30, 2018. The increase in operating revenue for the three months ended September 30, 2019 compared to 2018 was primarily driven by higher premiums in our Government Business segment and increased administrative fees and other revenue in our Other segment. Operating revenue for the nine months ended September 30, 2019 was $76,009, an increase of $7,972, or 11.7%, from the nine months ended September 30, 2018. The increase in operating revenue for the nine months ended September 30, 2019 compared to 2018 was primarily a result of higher premiums in our Government Business segment and, to a lesser extent, increased administrative fees and other revenue in our Other segment and higher premiums in our Commercial & Specialty Business segment.
Net income for the three months ended September 30, 2019 was $1,183, an increase of $223, or 23.2%, from the three months ended September 30, 2018. The increase in net income for the three months ended September 30, 2019 compared to 2018 was driven by improved operating results in our Government Business and Commercial & Specialty Business segments. Net income for the nine months ended September 30, 2019 was $3,873, an increase of $548, or 16.5%, from the nine months ended September 30, 2018. The increase in net income for the nine months ended September 30, 2019 compared to 2018 was due to improved operating results in our Commercial & Specialty Business segment and lower income tax expense.
Our diluted earnings per share, or EPS, was $4.55 for the three months ended September 30, 2019, which represented a 25.7% increase from EPS of $3.62 for the three months ended September 30, 2018. Our fully-diluted EPS was $14.83 for the nine months ended September 30, 2019, which represented a 17.9% increase from fully-diluted EPS of $12.58 for the nine months ended September 30, 2018. The increase in EPS for the three and nine months ended September 30, 2019 compared to 2018 resulted from the increase in net income in 2019, and to a lesser extent, the lower number of shares outstanding in 2019.
Operating cash flow for the nine months ended September 30, 2019 and 2018 was $4,734 and $3,364, respectively. This increase was primarily due to the impact of membership increases in our Medicaid and Medicare businesses. These increases were partially offset by lower premium receipts as a result of the suspension of the HIP Fee for 2019.

Membership
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2019 and 2018. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.

	September 30
(In thousands)	2019	2018 [1]	Change	% Change
Medical Membership
Customer Type
Local Group	15,659	15,688	(29)	(0.2)%
Individual	711	692	19	2.7%
National:
National Accounts	7,666	7,610	56	0.7%
BlueCard®	5,967	5,794	173	3.0%
Total National	13,633	13,404	229	1.7%
Medicare:
Medicare Advantage	1,203	992	211	21.3%
Medicare Supplement	893	837	56	6.7%
Total Medicare	2,096	1,829	267	14.6%
Medicaid	7,293	6,731	562	8.3%
Federal Health Products & Services	1,592	1,557	35	2.2%
Total Medical Membership by Customer Type	40,984	39,901	1,083	2.7%
Funding Arrangement
Self-Funded	25,368	25,253	115	0.5%
Fully-Insured	15,616	14,648	968	6.6%
Total Medical Membership by Funding Arrangement	40,984	39,901	1,083	2.7%
Reportable Segment
Commercial & Specialty Business	30,003	29,784	219	0.7%
Government Business	10,981	10,117	864	8.5%
Total Medical Membership by Reportable Segment	40,984	39,901	1,083	2.7%
Other Membership
Life and Disability Members	4,970	4,701	269	5.7%
Dental Members	5,942	5,804	138	2.4%
Dental Administration Members	5,526	5,367	159	3.0%
Vision Members	7,232	6,906	326	4.7%
Medicare Part D Standalone Members	285	312	(27)	(8.7)%

1
During the fourth quarter of 2018, we made a number of changes to our membership reporting to better align our reported membership to the appropriate type, funding arrangement and segment. Accordingly, certain types of membership have been reclassified to conform to the current year presentation.

Medical Membership
Total medical membership increased across our reportable business segments and the increase was driven primarily by growth in our fully-insured businesses. Fully-insured membership increased primarily due to growth in our Medicaid, Medicare and National Accounts businesses. Self-funded medical membership increased primarily due to higher activity from BlueCard® membership, partially offset by the decrease in our Large Group self-funded membership, which declined as a result of competitive pressures. Medicaid membership increased primarily due to new businesses and expansions, partially offset by the membership decrease resulting from the loss of a contract. Medicare membership increased primarily due to higher sales during open enrollment exceeding lapses. BlueCard® membership increased due to higher membership activity at other Blue Cross and Blue Shield Association, or BCBSA, plans whose members reside in or travel to our licensed areas. National Accounts membership increased primarily due to new sales.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. We have experienced growth in our life and disability and dental memberships primarily due to higher sales in our Large Group business. Dental administration membership increased primarily due to in-group changes. Vision membership increased due to higher sales in our Medicare and Large Group businesses.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2019 vs. 2018		2019 vs. 2018
	2019	2018	2019	2018	$	%	$	%
Total operating revenue	$26,444	$22,980	$76,009	$68,037	$3,464	15.1%	$7,972	11.7%
Net investment income	242	250	737	708	(8)	(3.2)%	29	4.1%
Net realized gains on financial instruments	1	27	90	5	(26)	(96.3)%	85	1,700.0%
Other-than-temporary impairment losses recognized in income	(13)	(6)	(30)	(18)	(7)	116.7%	(12)	66.7%
Total revenues	26,674	23,251	76,806	68,732	3,423	14.7%	8,074	11.7%
Benefit expense	20,753	18,185	60,403	52,959	2,568	14.1%	7,444	14.1%
Cost of products sold	745	—	843	—	745	NM	843	NM
Selling, general and administrative expense	3,418	3,546	9,862	10,402	(128)	(3.6)%	(540)	(5.2)%
Other expense[1]	269	278	811	846	(9)	(3.2)%	(35)	(4.1)%
Total expenses	25,185	22,009	71,919	64,207	3,176	14.4%	7,712	12.0%
Income before income tax expense	1,489	1,242	4,887	4,525	247	19.9%	362	8.0%
Income tax expense	306	282	1,014	1,200	24	8.5%	(186)	(15.5)%
Net income	$1,183	$960	$3,873	$3,325	$223	23.2%	$548	16.5%

Average diluted shares outstanding	260.0	265.4	261.1	264.3	(5.4)	(2.0)%	(3.2)	(1.2)%
Diluted net income per share	$4.55	$3.62	$14.83	$12.58	$0.93	25.7%	$2.25	17.9%
Effective tax rate	20.6%	22.7%	20.7%	26.5%		(210)bp3		(580)bp3
Benefit expense ratio[2]	87.2%	84.8%	86.1%	83.3%		240bp3		280bp3
Selling, general and administrative expense ratio[4]	12.9%	15.4%	13.0%	15.3%		(250)bp3		(230)bp3
Income before income tax expense as a percentage of total revenues	5.6%	5.3%	6.4%	6.6%		30bp3		(20)bp3
Net income as a percentage of total revenues	4.4%	4.1%	5.0%	4.8%		30bp3		20bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

NM	Not meaningful.

1	Includes interest expense, amortization of other intangible assets and (gain) loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2019 and 2018 were $23,793 and $21,451, respectively. Premiums for the nine months ended September 30, 2019 and 2018 were $70,137 and $63,602, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The increase in total operating revenue was primarily due to higher premiums and increased administrative fees and other revenue. The higher premiums were due to membership growth primarily in our Government Business segment. The increase was further attributable to rate increases across our businesses designed to cover overall cost trends. These increases in premiums were partially offset by the impact of the HIP Fee suspension for 2019. The increase in administrative fees and other revenue was primarily driven by IngenioRx, which began its operations during the second quarter of 2019.

Benefit expense increased primarily due to membership growth across our reportable business segments.
Our benefit expense ratio increased largely due to the loss of revenue associated with the HIP Fee suspension for 2019.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our self-funded customers. IngenioRx began operations during the second quarter of 2019, so there was no cost of products sold recognized in 2018.
Our selling, general and administrative expense decreased primarily due to the suspension of the HIP Fee for 2019. This decrease was partially offset by a net increase in spend to support growth in our businesses.
Our selling, general and administrative expense ratio decreased due to the growth in operating revenue and the suspension of the HIP Fee for 2019.
Our income tax expense increased primarily due to the 2018 remeasurement of deferred tax assets and liabilities against the prior year provisional estimates pursuant to the Tax Cuts and Jobs Act. This increase was partially offset by the suspension of the non-tax deductible HIP Fee for 2019. Our effective tax rate decreased primarily due to the suspension of the non-tax deductible HIP Fee for 2019.
Our net income as a percentage of total revenue increased in 2019 as compared to 2018 as a result of all factors discussed above.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The increase in total operating revenue was primarily from higher premiums, and, to a lesser extent, increased administrative fees and other revenue. The higher premiums were largely due to new Medicaid businesses and expansions and membership growth in our Medicare business. The increase in premiums was further attributable to rate increases across our businesses designed to cover overall cost trends. These increases were partially offset by the impact of the HIP Fee suspension for 2019. The increase in administrative fees and other revenue was primarily driven by Ingenio Rx, which began its operations during the second quarter of 2019.
Net realized gains on financial instruments increased due to an increase in net realized gains on sales of equity securities.
Benefit expense increased due to membership growth across our businesses and higher medical cost experience in our Medicaid business.
Our benefit expense ratio increased largely due to the loss of revenue associated with the HIP Fee suspension for 2019. Our benefit expense ratio was further impacted by higher medical cost experience in our Medicaid business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our self-funded customers. IngenioRx began operations during the second quarter of 2019, so there was no cost of products sold recognized in 2018.
Our selling, general and administrative expense decreased primarily due to the suspension of the HIP Fee for 2019. This decrease was partially offset by a net increase in spend to support growth in our businesses.
Our selling, general and administrative expense ratio decreased due to the growth in operating revenue and the suspension of the HIP Fee for 2019.
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
Prior to the second quarter of 2019, our Other segment included certain eliminations and corporate expenses not allocated to either of our other reportable segments. Beginning in the second quarter of 2019, our Other segment also includes IngenioRx, our PBM, which began its operations during the second quarter of 2019. In addition, during the second quarter, we reclassified our Diversified Business Group, or DBG, our integrated health services business, from our Government Business segment to the Other segment to reflect changes in how our segments are being managed. Amounts for 2018 have been reclassified to conform to the current year presentation for comparability. Based on the Financial Accounting Standards Board guidance, as of September 30, 2019, IngenioRx and DBG do not collectively meet the quantitative thresholds for an operating segment.
Affiliated revenues represent revenues or cost for services provided by IngenioRx and DBG to our subsidiaries, are recorded at cost or management’s estimate of fair market value, and are eliminated in consolidation.

For our segment reporting, operating gains (losses) generated from IngenioRx and DBG affiliated activity have been included in our Commercial & Specialty Business and Government Business based upon their utilization of services from IngenioRx and DBG.

The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30			Nine Months Ended September 30
					2019 vs. 2018			2019 vs. 2018
	2019	2018 [1]	2019	2018 [1]	$	%		$	%
Operating Revenue
Commercial & Specialty Business	$9,284	$8,933	$28,093	$26,939	$351	3.9%		$1,154	4.3%
Government Business	15,955	13,979	46,419	40,951	1,976	14.1%		5,468	13.4%
Other	2,508	398	3,850	1,108	2,110	530.2%		2,742	247.5%
Eliminations	(1,303)	(330)	(2,353)	(961)	(973)	NM		(1,392)	NM
Total operating revenue	$26,444	$22,980	$76,009	$68,037	$3,464	15.1%		$7,972	11.7%

Operating Gain (Loss)
Commercial & Specialty Business	$930	$834	$3,511	$3,284	$96	11.5%		$227	6.9%
Government Business	616	456	1,471	1,477	160	35.1%		(6)	(0.4)%
Other	(18)	(41)	(81)	(85)	23	(56.1)%		4	(4.7)%

Operating Margin
Commercial & Specialty Business	10.0%	9.3%	12.5%	12.2%		70	bp		30	bp
Government Business	3.9%	3.3%	3.2%	3.6%		60	bp		(40	)bp

1
During the second quarter of 2019, we reclassified DBG from our Government Business segment to our Other segment to reflect changes in how our segments are being managed. Accordingly, certain amounts for the three and nine months ended September 30, 2018 have been reclassified to conform to the current year presentation for comparability.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Commercial & Specialty Business
Operating revenue increased primarily due to higher premium revenue resulting from rate increases in our Local Group business designed to cover overall cost trends and due to membership increases in our fully-insured National Accounts and Individual ACA businesses. These increases were partially offset by the impact of the HIP Fee suspension for 2019.
The increase in operating gain was primarily driven by greater penetration of value-added services, including our pharmacy and integrated health offerings. This increase was partially offset by unfavorable reserve development.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of new Medicaid businesses and expansions, including specialized service populations, and membership growth in our Medicare business. The increase in premium revenue was further attributable to rate increases designed to cover overall cost trends in our Medicaid and Medicare businesses, and increased reimbursed benefit utilization in our Federal Health Products and Services, or FHPS, business. These increases were partially offset by the impact of the HIP Fee suspension for 2019.
Operating gain increased as a result of improved medical cost performance in our Medicaid business. The increase was partially offset by the impact of the HIP Fee suspension for 2019.

Other
Operating revenue increased due to higher administrative fees and other revenue from IngenioRx and DBG. The increase was primarily driven by growth in our pharmacy services provided by IngenioRx, which commenced operations during the second quarter of 2019 and continued migrating pharmacy services from Express Scripts during the third quarter of 2019.
Operating loss increased primarily as a result of changes in unallocated corporate expenses.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Commercial & Specialty Business
Operating revenue increased primarily due to higher premium revenue, and to a lesser extent, increased administrative fees and other revenue. Premium revenue was higher as a result of rate increases in our Local Group business designed to cover overall cost trends and membership increases in our fully-insured National Accounts and Individual ACA businesses. These increases in premium revenue were partially offset by the impact of the HIP Fee suspension for 2019. The increase in administrative fees and other revenues was due to higher penetration of value-added services for self-funded members in our Large Group and National Accounts businesses.
The increase in operating gain was primarily driven by greater penetration of value-added services, including our pharmacy and integrated health offerings. This increase was partially offset by the impact of the HIP Fee suspension for 2019 and higher favorable adjustments recognized in 2018 related to estimates for the ACA risk adjustment premium stabilization program.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of new Medicaid businesses and expansions, including specialized service populations, and membership growth in our Medicare business. The increase in premium revenue was further attributable to rate increases designed to cover overall cost trends in our Medicare and Medicaid businesses as well as increased reimbursed benefit utilization in our FHPS business. These increases were partially offset by the impact of the HIP Fee suspension for 2019.
Operating gain decreased due to the impact of the HIP Fee suspension for 2019 and continued elevated medical cost experience in our Medicaid business in certain states. These decreases were mostly offset by the membership growth in our Medicaid and Medicare businesses.
Other
Operating revenue increased due to higher administrative fees and other revenue from IngenioRx and DBG. The increase was primarily driven by growth in our pharmacy services provided by IngenioRx, which commenced operations during the second quarter of 2019 and continued migrating pharmacy services from Express Scripts during the third quarter of 2019.
Operating loss decreased primarily as a result of changes in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2018 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2018, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2019, our critical accounting policies and estimates have not changed from those described in our 2018 Annual Report on Form 10-K.

Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2019, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2018 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2019 and 2018, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2019 and 2018, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2019	2018
Assumed trend factors	$311	$477
Assumed completion factors	126	381
Total	$437	$858
The favorable development recognized in the nine months ended September 30, 2019 and 2018 resulted from trend factors in late 2018 and late 2017, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2018 and 2017 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 85.5% and 86.6% for the nine months ended September 30, 2019 and 2018, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly faster during the nine months ended September 30, 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine months ended September 30, 2019, this metric was 6.4%, largely driven by favorable trend factor development at the end of 2018. For the nine months ended September 30, 2018, this metric was 12.5%, largely driven by favorable trend factor development at the end of 2017 as well as favorable completion factor development from 2017.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2019, this metric was 0.6%, which was calculated using the redundancy of $437. For the nine months ended September 30, 2018, the comparable metric was 1.2%, which was calculated using the redundancy of $858. We believe these metrics demonstrate a generally consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2019, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2019, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30		2019 vs. 2018
	2019	2018	Change
Sources of Cash:
Net cash provided by operating activities	$4,734	$3,364	$1,370
Issuance of common stock under Equity Units stock purchase contracts	—	1,250	(1,250)
Issuances of commercial paper and short- and long-term debt, net of repayments	918	—	918
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	—	857	(857)
Proceeds from issuance of common stock under employee stock plans	137	133	4
Changes in bank overdrafts	250	97	153
Other sources of cash, net	139	326	(187)
Total sources of cash	6,178	6,027	151
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(2,895)	—	(2,895)
Purchases of subsidiaries, net of cash acquired	—	(1,732)	1,732
Repurchase and retirement of common stock	(1,396)	(1,192)	(204)
Purchases of property and equipment	(726)	(888)	162
Repayments of commercial paper and short- and long-term debt, net of issuances	—	(617)	617
Cash dividends	(616)	(583)	(33)
Other uses of cash, net	(288)	(363)	75
Total uses of cash	(5,921)	(5,375)	(546)
Effect of foreign exchange rates on cash and cash equivalents	(1)	(1)	—
Net increase in cash and cash equivalents	$256	$651	$(395)

The increase in cash provided by operating activities was primarily due to the impact of membership increases in our Medicaid and Medicare businesses. These increases were partially offset by lower premium receipts as a result of the suspension of the HIP Fee for 2019.
Other significant changes in sources or uses of cash year-over-year included an increase in net purchases of investments in 2019 compared to net proceeds from sales, maturities, calls and redemptions of investments in 2018, an increase in net proceeds from the issuance of commercial paper and short- and long-term debt in 2019 compared to net repayments in 2018, a decrease in cash received from the issuance of common stock under Equity Units stock purchase contracts and a decrease in cash paid for acquisitions.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $26,997 at September 30, 2019. Since December 31, 2018, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $4,358, primarily due to cash generated from operations.
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
At September 30, 2019, we held $2,998 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion, and beginning January 1, 2019, lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.0% and 40.2% as of September 30, 2019 and December 31, 2018, respectively.
Our senior debt is rated “A” by S&P Global Ratings, “BBB” by Fitch Ratings, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. If our credit ratings are downgraded, our business, liquidity, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
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
For additional information regarding our sources and uses of capital at September 30, 2019, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our 5-year and 364-day senior revolving credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2018 Annual Report on Form 10-K other than debt issuances. For additional information regarding our estimated contractual obligations and commitments, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
We carried out an evaluation as of September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
During the three months ended September 30, 2019, we implemented certain additional internal controls associated with our new IngenioRx pharmacy business. Other than these new controls, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2019, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2019 to July 31, 2019	434,343	$291.21	431,500	$4,616
August 1, 2019 to August 31, 2019	753,321	276.59	752,268	4,408
September 1, 2019 to September 30, 2019	1,234,527	251.71	1,230,971	4,098
	2,422,191		2,414,739

1
Total number of shares purchased includes 7,452 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2019, we repurchased 2,414,739 shares at a cost of $644 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director’s most recent authorized increase to the program was $5,000 on December 7, 2017. Between October 1, 2019 and October 16, 2019, we repurchased 434,700 shares at a cost of $104 bringing our current availability to $3,994 at October 16, 2019. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2		Bylaws of the Company, as amended effective May 15, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on June 5, 2019.

4.6 (h)		Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

(i)		Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

(j)		Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

4.7
Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	2017 Anthem Incentive Compensation Plan, as amended and restated effective October 1, 2019.

10.3	*	Anthem, Inc. Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective October 1, 2019.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: October 23, 2019	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 23, 2019	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)