Form 10-K
period 2019-12-31
Anthem, Inc.
filed 2020-02-19
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-16751
ANTHEM, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Virginia Avenue
Indianapolis, Indiana 46204
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 331-1476
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	ANTM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 28, 2019 was approximately $72,160,040,688.
As of February 6, 2020, 252,329,919 shares of the Registrant’s Common Stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2020.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2019

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia, unless the context otherwise requires.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, and the ultimate outcome of legal challenges to the ACA; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services, or CMS, Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation, or Cigna, and us related to the merger agreement between the parties and the potential for such litigation to cause us to incur substantial additional costs, including potential settlement and judgment costs; risks and uncertainties related to our pharmacy benefit management, or PBM, business, including non-compliance by any party with the PBM services agreements between us and each of Express Scripts, Inc., or Express Scripts, and CaremarkPCS Health, L.L.C., or CVS Health, as well as agreements governing the transition of pharmacy benefit management services provided to us from Express Scripts to CVS Health Corporation; medical malpractice or professional liability claims or other risks related to healthcare services and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; large scale medical emergencies, such as future public health epidemics and catastrophes; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; the impact of international laws and regulations; changes in U.S. tax laws; intense competition to attract and retain employees; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 million medical members through our affiliated health plans as of December 31, 2019. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as Aim Specialty Health, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, in the second quarter of 2019, we began providing pharmacy benefits management, or PBM, services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
In the second quarter of 2019, we began using our new pharmacy benefits manager called IngenioRx to market and sell a PBM product to fully-insured and self-funded Anthem health plan customers throughout the country, as well as to customers outside of the health plans we own. This comprehensive product portfolio includes features such as drug formularies, a pharmacy network, prescription drug database, member services and mail order capabilities. In July 2019, we announced our first contract win with a third-party health insurer, Blue Cross of Idaho, and we began providing PBM services under that contract beginning on January 1, 2020. Also beginning in the second quarter of 2019, we began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement with CVS Health, or the CVS PBM Agreement. We intend to retain the responsibilities for IngenioRx’s clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts, Inc., or Express Scripts, pursuant our PBM agreement with Express Scripts, or the ESI PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019, due to the acquisition of Express Scripts by Cigna Corporation, or Cigna. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members on January 1, 2020. Prior to the termination of the ESI PBM Agreement, Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support. We expect IngenioRx to provide our members with more cost-effective solutions and improve our ability to integrate pharmacy benefits within our medical and specialty platform. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches. Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On June 6, 2019, we announced our entrance into an agreement to acquire Beacon Health Options, Inc., or Beacon, the largest independently held behavioral health organization in the country. Beacon serves approximately 40 million individuals across all 50 states. This acquisition aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. The acquisition is expected to close in the first quarter of 2020 and is subject to standard closing conditions and customary approvals.

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
We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service, or POS, plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as PBM services, dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, or FHPS, which administers the Federal Employees Health Benefits, or FEHB, Program.
An ongoing focus on healthcare costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high-quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network physicians and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the healthcare system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians, or PCPs, to coordinate their care and approve any specialist or other services.
Economic factors, greater consumer and employer sophistication and accountability have resulted in an increased demand for choice in both product/benefit designs and provider network configurations. As a result, we continue to offer our broad access PPO networks with multiple benefit designs, but are also focused on leveraging our provider collaboration initiatives with our Accountable Care Organization, or ACO, partnerships to develop both narrow and tiered network offerings. This array of network and product configurations allows both the employer and the employee to design and select the combination of benefit designs (e.g., traditional PPOs, high deductibles, health reimbursement accounts, health savings accounts, PCP based products, tiered copays) and networks (e.g., broad, narrow, tiered, closed or exclusive provider, and open) that optimize choice, quality and price at the consumer, employer and market level. We believe we are well-positioned in each of our states to respond to these market preferences.
For our fully-insured products, we charge a premium and assume the risk for the cost of covered healthcare services. Under self-funded products, we charge a fee for services and the employer or plan sponsor funds or reimburses us for the healthcare costs. In addition, we charge a premium to underwrite stop loss insurance for Local Group and National Account employers that maintain self-funded health plans.
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEHB. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, Optimum HealthCare and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs. Further, IngenioRx was built to simplify pharmacy care and focus on the whole person, and we expect it will make it easier for our customers to achieve the best possible health outcomes at the lowest possible total cost of care.
We market our Individual, Medicare and certain Local Group products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer on-exchange products through state- or federally-facilitated marketplaces, referred to as public exchanges, and off-exchange products. Federal subsidies are available for certain members, subject to income and family size, who purchase public exchange products.
Being a licensee of the BCBS association of companies, of which there were 36 independent primary licensees including us as of December 31, 2019, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.
For additional information describing each of our customer types, detailed marketing efforts and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, including service coordination and case management for addressing complex and specialized health care needs, innovative product design and our ability to maintain or achieve improvement in our CMS Star ratings. CMS Star ratings affect Medicare Advantage plan reimbursements as well as our eligibility to earn quality-based bonus payments for those plans. See “Regulation” herein for additional information on our CMS Star ratings.

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
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. The continuing growth in our government-sponsored business exposes us to increased regulatory oversight. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA, or the “2018 ACA Decision”, which judgment has been stayed pending appeal, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as additional guidance is made available and any further developments or judicial rulings occur. For additional discussion, see “Regulation” herein and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
In addition to the external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership which can change as a result of the quality and pricing of our health benefits products and services, aging population, economic conditions, changes in unemployment, acquisitions, entry into new markets and expansions in or exits from existing markets. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
During 2019, we modestly expanded our participation in the Individual ACA-compliant market. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 91 of the 143 rating regions in which we operate.
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs with regard to any product they are enrolled in with us. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnering with providers to lower cost and improve the quality of healthcare for our members, and we continue to develop new and innovative ways to effectively manage risk and engage our members. Further, we are expanding our financial arrangements with providers to include payment models that encourage value-based care. We believe focusing on quality of care rather than volume of care is the foundation for improving patient outcomes. Our value-based payment model supports patient-centered care by improving collaboration between providers and health partners and delivering to our patients the right care, at the right time, in the right place. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to capitalize on new opportunities to drive growth in our existing markets and expand into new markets in the future.
We continue to enhance interactions with customers, providers, brokers, agents, employees and other stakeholders through web-enabled technology and improving internal operations. Our approach includes not only the sales and distribution of health benefits products on the Internet, but also implementing advanced capabilities that improve services benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of healthcare through increased communications between patients and their physicians.
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
Significant Transactions
The significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have influenced or will influence how we conduct our business operations include:

•	Launch of IngenioRx (2019);

•	Acquisition of America’s 1st Choice (2018);

•	Acquisition of HealthSun Health Plans, Inc., or HealthSun (2017);

•	Acquisition of Simply Healthcare Holdings, Inc., or Simply Healthcare (2015); and

•	Use of Capital—Board of Directors declarations of dividends on our common stock; repurchases of our common stock; and debt repurchases and new debt issuances (2019 and prior).
For additional information regarding certain of these transactions, see Note 3, “Business Acquisitions,” Note 12, “Debt,” and Note 14, “Capital Stock,” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing, pricing, government-sponsored programs bid activity, business consolidations, new strategic alliances, new competitors in the market, a proliferation of new products, technological advancements, the impact of legislative reform, and increased quality awareness and price sensitivity among customers.
We believe that participants in the managed care industry compete for customers based on quality of service, price, access to provider networks, access to care management and wellness programs (including health information), innovation, breadth and flexibility of products and benefits, expertise and reputation (including National Committee on Quality Assurance, or NCQA, accreditation status), brand recognition and financial stability. Our ability to attract and retain customers is substantially tied to our ability to distinguish ourselves from our competitors in these areas.
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
Product pricing remains competitive and we strive to price our healthcare benefit products and design our Medicare and Medicaid bids consistent with anticipated underlying medical trends. We believe our pricing and bid strategy, based on predictive modeling, proprietary research and data-driven processes, has positioned us to benefit from the potential growth opportunities available through entry into new markets, expansions in existing markets and as a result of any future changes to the current regulatory scheme. We believe that our pricing and bid strategy, brand name and network quality will provide a strong foundation for membership growth opportunities in the future.
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
At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that the quality and price of our products, support services, reputation and prior relationships, along with a reasonable commission structure, are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to those of our competitors in all of our markets. Typically, we are the largest competitor in each of our BCBS branded markets and, thus, are a closely-watched target by other insurance competitors.
In addition, the PBM industry is highly competitive, and IngenioRx is subject to competition from national, regional and local PBMs, insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, other mail order pharmacies, web pharmacies and specialty pharmacies.
Reportable Segments
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Prior to the second quarter of 2019, our Other segment included certain eliminations and corporate expenses not allocated to either of our other reportable segments. Beginning with the second quarter of 2019, our Other segment also includes IngenioRx, our pharmacy benefits manager, which began operations during the second quarter of 2019. In addition, during the second quarter of 2019, we reclassified our integrated health services business, our Diversified Business Group, or DBG, from our Government Business segment to the Other segment to reflect changes in how our segments are being managed. Amounts for prior years have been reclassified to conform to the current year presentation for comparability. Based on the Financial Accounting Standards Board, or FASB, guidance, as of December 31, 2019, IngenioRx and DBG did not collectively meet the quantitative thresholds for a reportable segment. Current reportable segments may change in the future.
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
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with our FHPS business. Medicaid makes federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Our Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with end stage renal disease. Medicare

Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Medicare Supplement policy rates are filed with, and in some cases approved by, state insurance departments. Most of the premium for Medicare Advantage is based on bids submitted to CMS and paid directly by the federal government on behalf of the participant who may also be charged a small premium. Additionally, through our alliance partnership engagements with larger provider groups and BCBS plans, we offer a variety of Medicaid services that include joint ventures, administrative service offerings, and full-risk arrangements. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our Other segment includes our PBM business (IngenioRx), our integrated health services business (DBG) and corporate expenses not allocated to either of our other reportable segments.
Through our participation in various federal government programs, we generated approximately 20.7%, 19.8% and 17.8% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2019, 2018 and 2017, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
 Products and Services
A general description of our products and services is provided below:
Preferred Provider Organization:    PPO products offer the member an option to select any healthcare provider, with benefits reimbursed by us at a higher level when care is received from a participating network provider. Increasingly, customers are choosing our PPO products offered with an exclusive provider organization, which eliminates coverage out of network. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.
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
Public Exchange and Off-Exchange Products: Individual and Small Group products cover essential health benefits as defined in the ACA along with many other requirements and cost sharing features. Individual and Small Group products offered on and off the public exchanges meet the definition of the “metal” product requirements (bronze, silver, gold and platinum) and each metal product must satisfy a specific actuarial value. Health insurers participating on the public exchanges must offer at least one silver and one gold product.
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
 BlueCard®:    BlueCard® is a national program that links participating healthcare providers and independent BCBS plans. BlueCard® host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan serviced by a non-Anthem controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
 Medicare Plans:    We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans or SNPs, also known as Medicare Advantage SNPs; Medicare Part D Prescription Drug Plans, or Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans, or MMPs. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the health care services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare, which was established as a result of the passage of the ACA. We offer these plans to customers through our health benefit subsidiaries throughout the country, including America’s 1st Choice, Amerigroup, CareMore, HealthSun and Simply Healthcare.
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
 Medicaid Plans and Other State-Sponsored Programs:    We have state contracts to serve members enrolled in publicly funded healthcare programs, including Medicaid; ACA-related Medicaid expansion programs; Temporary Assistance for Needy Families, or TANF; programs for seniors and people with disabilities, or SPD; Children’s Health Insurance Programs, or CHIP; and specialty programs such as those focused on long-term services and support, or LTSS, HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities, or ID/DD programs. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. TANF is a state and federally funded program designed for the population consisting primarily of low-income children and their guardians. SPD is a federal income supplement program designed for Supplemental Security Income recipients; however, states can broaden eligibility criteria. This population consists of low-income seniors and people with disabilities. CHIP is a state and federally funded program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and refers to the delivery of long-term services and support for our members who receive home and community- or institution-based services for long-term care. Our HIV/AIDS program is a state and federally sponsored program that provides services to those living with HIV/AIDS. Our foster care program is a state and federally sponsored program serving children with complex needs within the foster care system. Our behavioral health program is a state and federally sponsored program providing services to those with mental health and/or substance abuse disorders. ID/DD is a state and federally sponsored program serving those living with limitations in intellectual functioning and adaptive behavior learning disabilities. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. We provide Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, Wisconsin and Washington D.C.
 Pharmacy Products:    In the second quarter of 2019, we began using IngenioRx to market and sell a PBM product to fully-insured and self-funded Anthem health plan customers throughout the country, as well as to customers outside of the health plans we own. This comprehensive product portfolio includes features such as drug formularies, a pharmacy network, prescription drug database, member services, and mail order capabilities. In July 2019, we announced our first contract win with a third-party health insurer, Blue Cross of Idaho, and we began providing PBM services under that contract beginning on January 1, 2020. Also beginning in the second quarter of 2019, we began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CVS Health pursuant to the CVS PBM Agreement. We intend to retain the responsibilities for IngenioRx’s clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts pursuant to the ESI PBM Agreement, excluding certain health plans and self-insured members who have exclusive agreements with different PBM service providers. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019 and completed the transition of all of our members on January 1, 2020. Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support.
 Life Insurance:    We offer an array of competitive individual and group life insurance benefit products to both Large Group and Small Group customers in conjunction with our health plans. The life products include term life and accidental death and dismemberment.
 Disability:    We offer short-term and long-term disability products, usually in conjunction with our health plans.
 Radiology Benefit Management:    We offer outpatient diagnostic imaging management services to health plans, which promote the most appropriate use of clinical services to improve the quality of care delivered to members. These services include utilization management for advanced diagnostic imaging procedures, network development and optimization, patient safety, claims adjudication and provider payment.
 Personal Health Care Guidance:    We offer evidence-based and analytics-driven personal healthcare guidance. These services help improve the quality, coordination and safety of healthcare, enhance communications between patients and their physicians, and reduce medical costs.
 Dental:    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. Our members also have access to additional dental providers through our participation in the National Dental GRID, a national dental network developed by and for BCBS plans. The National Dental GRID includes dentists in all 50 states and the District of Columbia and provides multi-state customers with a national solution that offers in-network discounts across the country. Additionally, we offer managed dental services to other healthcare plans to assist those plans in providing dental benefits to their customers.
 Vision Services and Products:    Our vision plans include networks within the states in which we operate. Many of the vision benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis.
 Medicare Administrative Operations:    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor for the federal government by providing administrative services for the Medicare program, Parts A and B, which generally provides coverage for persons who are 65 or older and for persons who are under 65 and disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other healthcare facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.

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
 Our hospital contracts provide for a variety of reimbursement arrangements depending on local market dynamics and current hospital utilization efficiency. Most hospitals are reimbursed a fixed amount per day or reimbursed a per-case amount, per admission, for inpatient covered services. A small percentage of hospitals, primarily rural, sole community hospitals, are reimbursed on a discount from approved charge basis for covered services. Our “per-case” reimbursement methods utilize many of the same attributes contained in Medicare’s Diagnosis Related Groups methodology. Hospital outpatient services are reimbursed by fixed case rates, fee schedules or percent of approved charges. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or community hospitals, and the volume of care performed for our members. To improve predictability of expected costs, we frequently use a multi-year contracting approach with providers. In addition, the majority of our hospital contracts include a pay-for-performance component where reimbursement levels are linked to improved clinical performance, patient safety and medical error reduction.
Our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by healthcare outcomes, quality and cost. Our Enhanced Personal Health Care program augments traditional fee-for-service with shared savings opportunities for providers when actual healthcare costs are below projected costs and providers meet specific quality measures. The quality measures are based on nationally accepted, credible standards (e.g., NCQA, the American Diabetes Association and the American Academy of Pediatrics) and span preventive, acute and chronic care. We understand, however, that payment incentives alone are insufficient to create the large-scale, system-wide transformation required to achieve meaningful impacts on cost, quality and member experience. Accordingly, we are investing in care delivery transformation and population health management support structures to help providers succeed under value-based payment models. This support includes our web-based population health management technology and teams of dedicated practice consultants who work alongside providers, sharing best practices, and helping them leverage our data to the benefit of their patients. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit (e.g., purchasing an electronic health record or hiring care management nurses), all of which have been shown to reduce healthcare costs and improve care outcomes. Since the launch of our Enhanced Personal Health Care program, we now have arrangements with provider organizations covering 52% of our PCPs and have rolled this program out in each of the 14 states where we operate as a licensee of the BCBSA.
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
Precertification:    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the services being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for selected medical services including surgeries, major diagnostic procedures, devices, drugs and other services to help members maximize benefits and avoid unnecessary charges or penalties. Through our American Imaging Management, Inc. subsidiary, doing business as AIM Specialty Health, or AIM, we promote appropriate, safe and affordable member care in the areas of imaging, sleep disorders, cardiac testing, oncology drugs and musculoskeletal procedures. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage our provider communities and members in more effective and efficient use of outpatient services.
Care coordination:    Another traditional medical management strategy we use is care coordination, which is based on nationally recognized criteria developed by third-party medical specialists. With inpatient care coordination, the requirements and intensity of services during a patient’s hospital stay are reviewed, at times by an onsite, skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting. In addition, continued stay cases are reviewed with physician medical directors to ensure appropriate utilization of medical services. We also coordinate care for outpatient services to help ensure that patients with chronic conditions who receive care from multiple physicians are able to manage the exchange of information between physicians and coordinate office visits to their physicians.
Case management:    We have implemented a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention and assistance to manage their healthcare needs. Case Management identifies members who are likely to be re-admitted to the hospital through claims analysis using predictive modeling techniques, the use of health risk assessment data, utilization management reports and referrals from a physician or one of our other programs, such as the 24/7 NurseLine. Registered nurses, medical directors, behavioral health experts, pharmacists and other clinicians focus on these members and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home. Increasingly, we collaborate with our providers and key health partners within the member’s provider care team by providing actionable patient data insights, practice-coaching capabilities, technology and programs and products that help our providers and health partners to successfully deliver the right care, at the right time, in the right place.
Formulary management:    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee of physicians uses scientific and clinical evidence to ensure that our members have access to the appropriate drug therapies and receive these therapies through proper settings.
Medical policy:    A medical policy committee determines our national policies and guidelines for the application of medical technologies, procedures and services. This committee is comprised of internal and external physician leaders from various specialties and areas of the country. We also work in cooperation with academic medical centers, practicing community physicians and medical specialty organizations. All guidelines and policies are reviewed at least once a year or as new published clinical evidence becomes available.
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
Provider cost comparison tools: Through Estimate Your Cost, Care & Cost Finder, and other web-based tools, our members can compare cost estimates, quality accreditation data and patient reviews for common services at contracted providers, with cost estimates for facility, professional and ancillary services. These cost estimates bundle related services typically performed at the time of the procedure, not just for the procedure itself. Users can review cost data for over 400 common, shop-able medical procedures in all states. Members can also estimate out-of-pocket costs based on a member’s own benefit coverage, deductible, and out-of-pocket maximum. We also offer information on overall facility ratings and patient experience using trusted third-party data. We continue to work on enhancing and evolving our tools to assist members in making informed and value-based healthcare decisions. In addition, we collaborate with an external independent vendor to support employers wanting to purchase a consumer engagement solution with certain additional functionality.
Anthem Health Guide: Anthem Health Guide integrates the customer service experience with clinical and wellness coaching to provide easier navigation of healthcare services for our members. Anthem Health Guide provides members with education on benefit options and digital opportunities that fit member references, and makes recommendations for eligible clinical programs to ensure members are connected to the most appropriate care and clinical resources. By allowing members to connect with us using voice, click-to-chat, secure email and mobile technology, we enhance our ability to engage with our members.
Anthem Whole Health Connection: Anthem Whole Health Connection is a differentiated approach to whole person health that uniquely connects medical, pharmacy, dental, vision, disability and supplemental health clinical and claims data to proactively identify health issues earlier and engage our members with their health providers in new ways to support health, lower costs and deliver better healthcare experience. Anthem Whole Health Connection is included when Anthem health benefits are combined with one or more of the Anthem pharmacy, dental, vision, life, disability or supplemental health coverage plans.
Care Management Programs
We continue to expand our 360º Health suite of integrated care management programs and tools. 360º Health offers the following programs, among others, which are available to our members depending on the particular plan or product in which they participate, and have been proven to increase quality and reduce medical costs for our members:
ConditionCare and FutureMoms are care management and maternity management programs that serve as adjuncts to physician care. Skilled nurse professionals, with added support from our team of dietitians, social workers, pharmacists, health educators and other health professionals, help participants understand their condition, their doctor’s orders and how to become a better self-manager of their condition. We also offer members infertility consultation through our SpecialOffers@Anthem program, a comprehensive and integrated assembly of discounted health and wellness products and services from a variety of the nation’s leading retailers.
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
Behavioral Health Case Management is a comprehensive program supporting a wide range of members who are impacted by their behavioral health condition, including specialty areas such as eating disorders, anxiety, depression and substance abuse. The program assists members and their families with obtaining appropriate behavioral health treatment, offering community resources, providing education and telephonic support, and promoting provider collaboration.
Autism Spectrum Disorder Program is a specialized case management program staffed by a dedicated team of clinicians who have been trained on the unique challenges and needs of families with a member who has a diagnosis of autism spectrum disorder. These clinicians provide education, information on community resources to help with care and support, guidance on the appropriate usage of benefits, and assistance in exploring effective treatments, such as medical services, that may help the member and their families.
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
Our wholly-owned health outcomes research subsidiary, HealthCore, Inc., or HealthCore, generates consistent and actionable evidence to support decision making while helping to guide fresh initiatives for a range of stakeholders in the healthcare industry. By leveraging a rich array of medical and pharmacy utilization data queried from administrative claims, patient surveys, medical charts and laboratory diagnostics, among other health records, HealthCore’s multi-disciplinary research teams uncover a broad spectrum of safety, effectiveness, pharmacoepidemiology, and health economics evidence. HealthCore’s real world evidence and comparative effectiveness research, among other data, has played roles in the product planning and development campaigns of biotechnology and pharmaceutical companies and today it lists most of the leading biologics and drug manufacturers as clients or alliance partners. Its health plan research has led to better insights into evidence-based treatment approaches, the development of value-based initiatives to drive access and adherence to treatment, and the crafting of incentives to modify patient and provider behavior. One of HealthCore’s predominant initiatives is its governmental and academic collaborations that include cooperation with some of the country’s top institutions and federal agencies, including the Food and Drug Administration, or FDA, Patient-Centered Outcomes Research Institute and the National Institutes of Health. HealthCore is also an active contributor to the FDA’s medical product safety surveillance Sentinel program. HealthCore serves as the coordinating center for the National Heart, Lung, and Blood Institute’s Pediatric Heart Network, a collaboration among 40 of the nation’s top pediatric hospitals. Additionally, HealthCore has taken a thought-leadership position in the development of pragmatic clinical trials. As a notable contributor to the health outcomes evidence base, HealthCore’s research findings are broadly disseminated during presentations at national and international medical meetings and are published in a variety of respected peer-reviewed medical and health services journals.
Our AIM subsidiary supports quality by implementing clinical appropriateness and patient safety solutions for advanced imaging procedures, cardiology, sleep medicine, medical oncology, radiation therapy, rehabilitative, certain outpatient surgical and musculoskeletal services. These programs, based on widely accepted and evidence-based clinical guidelines, promote the most appropriate use of clinical services to improve the quality of overall healthcare delivered to our members and members of other health plans that are covered under AIM’s programs. To provide additional impact to its clinical appropriateness program, AIM has also implemented a provider assessment program, OptiNet®, which promotes more informed selection of diagnostic imaging and testing facilities by providing cost and facility information to physician offices at the point that a procedure is ordered. We have also leveraged AIM’s provider network assessment information to proactively engage and educate our members about imaging providers and sleep testing choices based on site capabilities and cost differences. This program is another example of how we facilitate improvements in the quality of care provided to our members and promote cost-effective medical care.
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
Our revenue on Medicare policies is based on annual bids submitted to CMS. We base the commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period. In applying our pricing to each employer group and customer, we aim to maintain consistent, competitive, disciplined underwriting standards. We employ our proprietary accumulated actuarial and financial data to determine underwriting and pricing parameters for both our fully-insured and self-funded businesses.
In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. For our fully-insured business, any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience or charged against future favorable experience.
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

Regulation
General
Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. These laws and regulations, which can vary significantly from jurisdiction to jurisdiction, restrict how we conduct our businesses and result in additional burdens and costs to us. Further, federal and state laws and regulations are subject to amendments and changing interpretations in each jurisdiction. The application of these complex legal and regulatory requirements to the detailed operation of our businesses creates areas of uncertainty. In addition, there are numerous proposed healthcare laws and regulations at the federal and state levels, including single payer, Medicare for All and public option proposals, some of which could materially adversely affect our businesses if they were to be enacted.
Supervisory agencies, including federal and state regulators and departments of health, insurance and corporation, have broad authority to:

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
To carry out these tasks, these government entities periodically examine our operations and accounts.
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
State Regulation of Insurance Companies and HMOs
Our insurance and HMO subsidiaries must obtain a certificate of authority and maintain that license in the jurisdictions in which they conduct business. The National Association of Insurance Commissioners, or NAIC, has adopted model regulations that, where adopted by states, require expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. Health insurers and HMOs are subject to state examination and periodic license renewal.
In addition, we are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements, as well as restrictions on transactions between an insurer or HMO and its affiliates, and may restrict the ability of our regulated subsidiaries to pay dividends to our holding companies. These holding company laws and regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions, enterprise risks, corporate governance and general business operations. In addition, state insurance holding company laws and regulations require notice or prior regulatory approval of transactions including acquisitions, material intercompany transfers of assets, guarantees and other transactions between the regulated companies and their affiliates, including parent holding companies. Applicable state insurance holding company acts also restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Dispositions of control generally are also regulated under the state insurance holding company acts.
The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2019, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Risk-Based Capital,” included in Part II, Item 7 of this Annual Report on Form 10-K.
Ongoing Requirements and Changes Stemming from the ACA
The ACA significantly changed the United States healthcare system. While we anticipate continued efforts to invalidate, modify, repeal or replace the ACA, either through Congress or court challenges, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum medical loss ratios, or MLRs, and the geographies in which our products are available.
The ACA prohibits lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum MLR provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. In addition, the ACA also required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public exchanges for Individuals and Small Groups, the availability of premium subsidies for qualified individuals, and expansions in eligibility for Medicaid. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. Also, the legal challenges regarding the ACA, including the 2018 ACA Decision, which judgment has been stayed pending appeal, could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In general, the Individual market risk pool that includes public exchange markets has become less healthy since its inception in 2014 and continues to exhibit risk volatility. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and participation footprint, and we will continue to evaluate the performance of our public exchange plans going forward. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
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
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D prescription drug plans, or Medicare Part D plans. Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan’s MLR is below 85% for five consecutive years.
In addition, state Medicaid programs are required to set managed care capitation rates such that a minimum 85% MLR is projected to be achieved; however, states are not required to collect remittances if the minimum MLR is not achieved.
Approximately 58.9% and 20.8% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2019. Approximately 58.7% and 22.0% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2018.

•
The ACA created an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star ratings system, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star ratings system can be modified by CMS annually. As of December 31, 2019, all of our Medicare Advantage plans have received a rating of 3.0 or higher.

•
Regulations require premium rate increases to be reviewed for Small Group and Individual products above specified thresholds, 15% for 2019 and 2020, and may be adjusted from time to time. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program or in federal enforcement states, in which cases HHS will conduct the reviews for any rate increase.

•
Prior to the implementation of the ACA, health insurers were permitted to use differential pricing, commonly referred to as “rating bands,” based on factors such as health status, gender and age. The ACA precludes health insurers from using health status and gender in the determination of the insurance premium. In addition, rating bands for age cannot vary by more than 3 to 1, and rating bands for tobacco use cannot vary by more than 1.5 to 1. The ongoing use of the 3 to 1 rating bands may have a significant impact on the majority of Individual and Small Group customers and could lead to adverse selection in the market as well as increased variability in projecting future premiums for those customer markets.

•
The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks, which has been permanently repealed effective January 1, 2021. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. Our affected products are priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $14.3 billion for 2018 and was suspended for 2019. The HIP Fee has resumed and increased to $15.5 billion for 2020 and has been permanently eliminated beginning in 2021.

•
Medicare Advantage reimbursement rates will not increase as much as they would otherwise due to the payment formula promulgated by the ACA that continues to impact reimbursements. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS is also proposing changes to its program that audits data submitted under the risk adjustment programs in a way that would increase financial recoveries from plans.

Drug Benefit and Pharmacy Benefit Manager Regulation
Pharmacy benefit managers are regulated at both the federal and state levels and must comply with federal and state statutes and regulations governing labeling, packaging, advertising and adulteration of prescription drugs, dispensing of controlled substances, and licensing. In recent years the federal government has banned certain business practices, including “gag clauses,” which prohibited pharmacists from informing patients when a lower cost drug was available as a substitute, and “clawbacks,” which occurred when pharmacy benefit managers sought to recoup the difference between the reimbursed cost of the drug and the patient’s copay and the drug itself was less expensive than the copay paid by the patient. Regulation in the states varies dramatically and ranges from licensure of PBMs as third-party administrators, licensure specifically as a pharmacy benefit manager, and licensure accompanied by additional disclosures and limitations of business practices to varying degrees. The NAIC is working on a PBM model law that, if adopted widely, could result in a more standardized approach to PBM regulation in the states in the future.
A number of proposals are being considered at the federal and state levels that would increase regulation of drug benefits and pharmacy benefit managers. Such proposals under consideration include (1) regulation of rebates from drug manufacturers that would require rebate dollars to be applied at the point-of-sale, (2) federal policy changes to set the prices for a subset of drugs covered under the Medicare program, (3) reforms to the Medicare drug benefit, such as beneficiary cost-sharing changes that aim to lower consumer costs, and (4) attempts at both the federal and state levels to ban the use of spread pricing contracts in both the Commercial and Medicaid markets. These reforms have the potential to have broad impacts on our PBM business and could materially adversely affect our business if they are enacted.
Privacy, Confidentiality and Data Standards Regulation
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the administrative simplification provisions of HIPAA impose a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses) and their business associates relating to the use, disclosure and safeguarding of protected health information. These requirements include uniform standards of common electronic healthcare transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers.
Also, the Health Information Technology for Economic and Clinical Health, or HITECH, Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations have imposed additional requirements on the use and disclosure of protected health information such as additional breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.

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
The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and, among other things, directed HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry.
In addition, public exchanges are required to adhere to privacy and security standards with respect to personally identifiable information and to impose privacy and security standards that are at least as protective as those the public exchange has implemented for itself on insurers offering plans through the public exchanges and their designated downstream entities, including pharmacy benefit mangers and other business associates. These standards may differ from, and be more stringent than, HIPAA.
Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices, such as state laws like the California Consumer Privacy Act that govern the use, disclosure and protection of member data and impose additional breach notification requirements. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Complying with conflicting cybersecurity regulations and varying enforcement philosophies, which may differ from state to state, requires significant resources and may materially and adversely affect our ability to standardize our products and services across state lines.
Federal regulation has also been proposed in the following areas that could materially impact our operations if finalized:

•	Federal regulations on data interoperability that would require claims data to be made available to third parties unaffiliated with Anthem; and

•	Federal regulations requiring hospitals and health insurers to publish negotiated prices for services.
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationships between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws, and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
Guaranty Fund Assessments
Under insolvency or guaranty association laws in most states, insurance companies and HMOs can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company or HMO becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments are made retrospectively. Some states permit insurers or HMOs to recover assessments paid through full or partial premium tax offsets or through future policyholder surcharges. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments are likely to occur.
Employees
At December 31, 2019, we had approximately 70,600 employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. Our website is www.antheminc.com. We have included our website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, by mail or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our website our Corporate Governance Guidelines, our Code of Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. Anthem, Inc. is an Indiana corporation incorporated on July 17, 2001.
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
Our profitability depends in large part on accurately predicting and pricing healthcare costs and on our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Numerous factors affecting the cost of healthcare may adversely affect our ability to predict and manage healthcare costs, as well as our business, cash flows, financial condition and results of operations. These factors include, among others, changes in healthcare practices, demographic characteristics including the aging population, medical cost inflation, the introduction of new technologies, drugs and treatments, increased cost of individual services, increases in the cost and number of prescription drugs, clusters of high cost cases, increased use of services, including due to natural catastrophes or other large-scale medical emergencies or epidemics, and new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) or changes to other regulations impacting our business. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenues can result in significant changes in our financial results.
Generally, our premiums on Commercial policies and Medicaid contracts are fixed for a 12-month period and are determined several months prior to the commencement of the premium period. Our revenue on Medicare policies is based on bids submitted to CMS six months prior to the start of the contract year. Accordingly, the costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. Existing Medicaid contract rates are often established by the applicable state, and our actual costs may exceed those rates. Although we base our Commercial premiums and our Medicare and Medicaid bids, and our acceptance of state-established Medicaid rates on our estimates of future medical costs over the fixed contract period, many factors, including those discussed above, may cause actual costs to exceed those estimated and reflected in premiums and bids.
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
In addition to the challenge of managing healthcare costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict or prevent entirely our ability to implement changes in premium rates. For example, we must submit data on all proposed rate increases to HHS for monitoring purposes on many of our products. In addition, the ACA includes an annual rate review requirement to prohibit unreasonable rate increases, and our plans may be excluded from participating in the public exchanges if they are deemed to have a history of “unreasonable” rate increases. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.
In addition, the reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
We are subject to significant government regulation, and changes or proposed changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition, results of operations and the market price of our securities.
We are subject to significant state and federal regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters. In addition, IngenioRx is also subject to an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy benefit manager. We must identify, assess and respond to new laws and regulations, as well as comply with the various existing laws and regulations applicable to our business. Further, the integration into our business of entities that we acquire, or the expansion of our business into new areas, may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules that did not previously apply to us.
Changes in existing laws, rules and regulatory interpretation or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products we offer (and where we offer them), restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals and implement changes in premium rates and require enhancements to our compliance infrastructure and internal controls environment, which could adversely impact our business and results of operations. In addition, legislative and/or regulatory policies or proposals that seek to manage the healthcare industry or otherwise impact our business may cause the market price of our securities to decrease, even if such policies or proposals never become effective.
Our insurance, managed healthcare and HMO subsidiaries are subject to extensive regulation and supervision by regulatory authorities and agencies in each state in which they are licensed or authorized to do business, in addition to regulation by federal agencies. We are required to obtain and maintain insurance and other regulatory approvals to market certain of our products, to increase prices for certain regulated products and to consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations.
In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, many of our subsidiaries are also subject to regulation by CMS and state Medicaid agencies, and to changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements, benefit coverage requirements and additional governmental participation, which could also adversely affect our business, cash flows, financial condition and results of operations.
In addition, under insolvency or guaranty association laws in most states, insurance companies can be assessed for certain obligations to policyholders and claimants of impaired or insolvent insurance companies. Some states have similar laws relating to HMOs and other payers such as consumer operated and oriented plans (co-ops) established under the ACA. The NAIC has amended the Life and Health Insurance Guaranty Association Model Act, or NAIC Model Act, to expand the assessment base for long-term care products and to add HMOs as members. We have experienced assessments in the past, and may experience assessments in the future as a result of other companies that fail to establish premiums sufficient to cover their costs. If the amended NAIC Model Act is adopted by the states, these changes could impact our assessments. Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations. We are not currently able to estimate our potential financial obligations, losses, or the availability of potential offsets associated with potential guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We expect state legislatures will continue to focus on healthcare delivery and financing issues. State ballot initiatives can also be put to voters that would substantially impair our operating environment. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate cost increases. As such, some states have acted to reduce or limit increases to premium payments. Others have enacted, or are contemplating, significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. If enacted into law, these state proposals could have a material adverse impact on our business, cash flows, operations or financial condition.
A number of states in which we offer Medicaid products have not opted for Medicaid expansion under the ACA, at least for the present time, and states frequently review public program eligibility. Where states make changes to reduce eligibility, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations at the federal or state level result in reduced public enrollment, this could negatively impact our Medicaid business.
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
The ongoing changes in federal and state laws and regulations stemming from the ACA, including the steps that have been taken to amend, repeal and limit the scope and application of the ACA, continue to represent significant challenges to the U.S. healthcare system. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on our business, including, but not limited to, our products, services, processes and technology, and on our relationships with current and future customers and healthcare providers. The legal challenges regarding the ACA, including a federal district court decision invalidating the ACA in its entirety, which judgment has been stayed pending appeal, continue to contribute to this uncertainty, which could significantly impact the market for our products, the regulations applicable to us and the fees and taxes payable by us. In addition, the ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and other industry participants, including the annual non-tax deductible HIP Fee; however, the HIP Fee has been permanently repealed beginning January 1, 2021. Further regulations and modifications to the ACA at the federal or state level, including any judicial invalidation of the ACA, could have significant effects on our business and future operations, some of which may adversely affect our results of operations and financial condition.
In general, the risk pool for the Individual market, which includes public exchange markets, has become less healthy since its inception in 2014. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and geographic participation, and will continue to evaluate the performance of our public exchange plans, the future viability of the public exchanges and availability of federal subsidies, and may make further adjustments to our rates and participation going forward. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
For additional information related to the ACA, see Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
If we fail to develop and maintain satisfactory relationships with hospitals, physicians, pharmacy benefit service providers and other healthcare providers, our business, cash flows, financial condition and results of operations may be adversely affected.
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
As a health benefits company, we operate in a highly competitive environment and in an industry that is subject to significant changes from legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices by other health benefits organizations and technological advancements. These factors have produced and will likely continue to produce, significant pressures on our profitability. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers, through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly have the ability to contract directly with providers. This creates unique market pressures, and in order to compete effectively in the consumer-driven marketplace, we will be required to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.
In addition, the PBM industry is highly competitive, and IngenioRx is subject to competition from national, regional and local PBMs, insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, other mail order pharmacies, web pharmacies and specialty pharmacies. Strong competition within the pharmacy benefit business has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings. Our inability to maintain positive trends, contract on favorable terms with pharmaceutical manufacturers for, among other things, rebates, discounts and administrative fees or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have a material adverse effect on our business and results of operations.
Furthermore, as a result of changes to traditional health insurance over the past several years, the health insurance industry has experienced a significant shift in membership to products with lower margins. In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our specialty products, such as dental, vision and other supplemental products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products from our competitors, our ability to profitably grow our business could be adversely affected.
We also will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants. Also, due to the price transparency provided by public exchanges and new market entrants, we face competitive pressures from new and existing competitors in the market for Individual health insurance. These risks may be enhanced if employers shift to defined contribution healthcare benefits plans and make greater utilization of private insurance exchanges or encourage their employees to purchase health insurance on the public exchanges. We can provide no assurance that we will be able to compete successfully on these exchanges or that we will be able to benefit from any opportunities presented by such exchanges. If we are not competitive on these exchanges or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely impacted.
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
A significant reduction in the enrollment in our health benefits or PBM products or services, particularly in states where we have large regional concentrations, could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits or PBM products or services could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; a general economic upturn that results in fewer individuals being eligible for Medicaid programs; a general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes, including the elimination of the individual mandate penalty in the ACA; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
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

As part of our normal operations, we collect, process and retain certain sensitive and confidential information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of certain sensitive or confidential information, including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act and numerous state laws governing personal information, including the California Consumer Privacy Act. Our facilities and systems, and those of our third-party service providers, are regularly the target of, and may be vulnerable to, cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other threats.
We were the target of an external cyber attack in 2015 and have been, and will likely continue to be, the target of other attempted cyber attacks and security threats. In the event of such a cyber attack in the future, we may be subject to litigation and governmental investigations which could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities.
We cannot ensure that we will be able to identify, prevent or contain the effects of cyber attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. We have security technologies, processes and procedures in place to protect against cybersecurity risks and security breaches. However, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures. Viruses, worms or other malicious software programs may be used to attack our systems or otherwise exploit any security vulnerabilities, and such security attacks may cause system disruptions or shutdowns, or may cause personal information or proprietary or confidential information to be misappropriated or compromised. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access remain a priority for us.
In addition, we use third-party technology, systems and services for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions that in some cases involve processing, storing and transmitting large amounts of data for our business. Although we have developed systems and processes that are designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security, and these third-party providers may also experience security breaches or interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us.
Noncompliance with any privacy or security laws and regulations, or any security breach, cyber attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential member information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed healthcare services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, ACA-related Medicaid expansion programs and various specialty programs. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members through our affiliated companies, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in programs in several states for the care of dual-eligible members. These programs have been the subject of ongoing regulatory reform initiatives, and it is difficult to predict the impact of these and potential future regulatory reforms on our Government Business segment. Regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The base premium rate paid by each state or federal agency differs depending upon a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future Medicare and Medicaid rates may be affected by continued government efforts to contain costs as well as federal and state budgetary constraints. Additionally, ongoing CMS system changes related to the data it uses to calculate risk scores in the Medicare Advantage program may impact our federal funding. If the federal government or any state in which we operate were to decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends or seek an adjustment to previously negotiated rates, it could have a material adverse effect on our business, cash flows, financial condition and results of operations. Further, certain state contracts are subject to cancellation in the event of the unavailability of state funds. In addition, various states’ MMPs are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. An unexpected reduction in payments, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.
Other potential risks associated with Medicare Advantage and Medicare Part D plans include increased medical or pharmaceutical costs, data corrections identified as a result of ongoing auditing and monitoring activities, potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, and limited enrollment periods. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Advantage and Medicare Part D, including those related to collectability of receivables and establishment of liabilities, actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations. Finally, there is the possibility that the Medicare Advantage program could be significantly impacted by any future modification, repeal or replacement of the ACA.
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, risk adjustment, provider network maintenance, quality measures, claims payment, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. We have been subject in the past, and may again be in the future, to administrative actions, fines, penalties, liquidated damages or retrospective adjustments in payments made to our health plans as a result of a failure to comply with those requirements, which has impacted and in the future could impact our profitability. In addition, we could be required to file a corrective plan of action with additional penalties for noncompliance, including a negative impact on future membership enrollment levels. Further, the majority of our CMS and state Medicaid contracts are subject to a competitive procurement process. Our existing contracts have not always been renewed, we have not always been awarded new contracts as a result of the competitive procurement process, and in some cases, we have lost members under existing contracts as a result of a post-award challenge, each of which could take place again in the future and have a material adverse effect on our business, cash flows, financial condition and results of operations.
Further, the Medicare Advantage Star rating system utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment and plans with a Star rating of 4.0 or higher are eligible for quality-based bonus payments and can market to and enroll members year-round. Our Star ratings may be negatively impacted if we fail to meet the quality, performance and regulatory compliance criteria established by CMS. Furthermore, the Star rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. If we do not maintain or continue to improve our Star ratings, fail to meet or exceed our competitors’ ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition and cash flows. Similarly, a number of state Medicaid programs in which we participate have implemented performance standards, and if we fail to meet or exceed those standards, we may not receive performance-based bonus payments or may incur performance-based penalties.
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
We are periodically subject to government audits, including CMS Risk Adjustment Data Validation, or RADV audits, of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, as well as audits by the Medicare Part D Recovery Audit Contractor, or RAC. CMS has recently proposed changing its audits in a way that could increase financial recoveries from health plans. These audits could result in significant adjustments in payments made to our health plans. In addition to these federal programs, the states in which we operate Medicaid plans conduct audits, and a number of states have implemented Medicaid RAC programs which were authorized by the ACA. State RAC programs could increase the number of audits and any subsequent recoupment by the federal and state governments, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a CMS, state or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
On November 1, 2018, CMS released a proposed rule that would revise its RADV methodology by, among other things, excluding an adjustment for underlying fee-for-service data errors and extrapolating RADV results at the contract level. If adopted in its current form, the rule could have a detrimental impact on all Medicare Advantage insurers. While it is uncertain whether CMS will issue the rule as proposed, if adopted, it could have a material adverse impact on our Medicare business and future results of operations. In addition to the proposed rule, there has been increased government scrutiny and civil litigation under the False Claims Act related to risk adjustment practices under the Medicare Advantage program. Government investigations, any enforcement actions and civil litigation could result in monetary damages, penalties and business practice changes that could have a material adverse effect on our financial condition, cash flows and results of operations.
Our Medicare and Medicaid contracts are also subject to various MLR rules, including minimum MLR thresholds, rebate requirements and audits, which could adversely affect our membership and revenues if any of our state Medicare or Medicaid plans do not meet an applicable minimum MLR thresholds. If a Medicare Advantage, MMP or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.
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
We face risks related to litigation.
We are, or may in the future be, a party to a variety of legal actions that may affect our business, such as employment and employment discrimination-related suits, administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of healthcare benefits; federal and state false claims act laws; dispensing of drugs associated with our PBM business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health

Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business we transact or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets (including as a result of the terminated Cigna Merger Agreement, or as more fully described under Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges relating to the award of government contracts. These investigations, audits and reviews include routine and special investigations by various state insurance departments, various federal regulators including CMS and the Department of Health and Human Services Office of Inspector General (HHS-OIG), state attorneys general, the Department of Justice (DOJ), and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
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
Further, litigation brought against the federal and some state governments over the ACA, including the 2018 ACA Decision, could have a material adverse effect on our business, cash flows, financial condition and results of operations as changes to, or the invalidation of, the ACA resulting from such litigation may be unfavorable to our business or may create uncertainty over the applicability and enforceability of portions of the law and related regulations, which impacts our strategy and could negatively impact our future growth opportunities.
Cigna’s pursuit of litigation in connection with the Cigna Merger Agreement, together with our own litigation against Cigna, could cause us to incur substantial costs, may present material distractions and, if decided adverse to Anthem, could negatively impact our financial condition.
As described in Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, in February 2017, Cigna commenced litigation against us in the Delaware Court of Chancery, or the Delaware Court, for a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful and seeking damages against us. We promptly filed our own litigation against Cigna seeking to compel Cigna’s specific performance of the Cigna Merger Agreement and damages against Cigna. In May 2017, after the Delaware Court denied our motion to enjoin Cigna from terminating the Cigna Merger Agreement, we delivered to Cigna a notice terminating the Cigna Merger Agreement. In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019, and closing arguments were held in November 2019. We have incurred, and likely will continue to incur, substantial litigation costs related to these lawsuits, and may incur substantial additional cost, including potential settlement and judgment costs. Our defense against Cigna’s claims, the pursuit of our claims or the settlement, or failure to reach a settlement, for any claims may result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
Our PBM business and related operations are subject to a number of risks and uncertainties that are in addition to those we face in our core healthcare business.
We provide PBM services through our IngenioRx business, and we are responsible to regulators and our customers for the delivery of those PBM services that we contract to provide. Our PBM business is subject to the risks inherent in the dispensing, packaging, fulfillment and distribution of pharmaceuticals and other healthcare products, including claims related to dispensing and other operational errors. Any failure by us or one of our PBM services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our PBM business to civil and criminal penalties.
Our PBM business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of internet and mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a PBM business. In addition, the practice of pharmacy is subject to federal and state laws and regulation, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the FDA. Also, we and our third-party vendors are subject to registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Federal and state legislatures also regularly consider new regulations for the industry that could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates, discounts and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. Noncompliance with applicable laws and regulations by us or our third-party vendors could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation and could expose us to civil and criminal penalties.
Our PBM business would be adversely affected if we are unable to contract on favorable terms with pharmaceutical manufacturers for, among other things, rebates, discounts and administrative fees.
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
In particular, beginning in the second quarter of 2019, we began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CVS Health pursuant to the CVS PBM Agreement. In addition, although we completed the transition of our members from Express Scripts to IngenioRx on January 1, 2020, Express Scripts continues to provide certain audit and various run-out transition services related to our PBM business pursuant to the ESI PBM Agreement. CVS Health began providing certain PBM administrative functions to IngenioRx pursuant to the CVS PBM Agreement beginning in the second quarter of 2019. In connection with the transition of PBM administrative functions to CVS Health, if CVS Health fails to provide PBM services as contractually required, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. For additional information on the agreement with CVS Health, see “Business - General,” in Part I, Item 1 of this Annual Report on Form 10-K. In addition, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues, as more fully described under Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
There are various risks associated with providing healthcare services.
The direct provision of healthcare services by certain of our subsidiaries involves risks of additional litigation arising from medical malpractice actions based on our treatment decisions or brought against us or our associates for alleged malpractice or professional liability claims arising out of the delivery of healthcare and related services. In addition, liability may arise from maintaining healthcare premises that serve the public. The defense of any actions may result in significant expenses, and if we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our business, cash flows, financial condition and results of operations.
Additionally, many states in which certain of our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians, and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws, including those covering our Medicare and Medicaid plans, prohibit the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities, including, but not limited to, Medicare patients, and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity. Any enforcement actions by governmental officials alleging non-compliance with these rules and regulations could adversely affect our business, cash flows, financial condition and results of operations.
Mergers, acquisitions, joint ventures, strategic partnerships and other business combinations involve risks that could have a material adverse effect on our business, cash flows, financial condition and results of operation.
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

•	we may finance future business combinations by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may also incur additional debt related to future business combinations;

•	we would be competing with other firms, some of which may have greater financial and other resources, to acquire attractive companies;

•	we may experience disputes with our partners in our strategic alliances and joint ventures, which could result in litigation or a loss of business; and

•	future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to an increased risk that our BCBSA license agreements may be terminated.
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
In addition, the estimated fair value of our reporting units may be impacted as a result of business decisions we make associated with any future changes to laws and regulations. Such decisions, which could unfavorably affect our ability to support the carrying value of certain goodwill and other intangible assets, could result in impairment charges in future periods.
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
Most of our regulated subsidiaries are subject to RBC standards or other forms of minimum capital requirements imposed by their states of domicile, which require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain the minimum RBC standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. Changes to the existing RBC standards or the adoption of an RBC requirement at the holding company level, which is currently being considered and developed by the NAIC and various states, could further restrict our or our regulated subsidiaries’ ability to pay dividends and adversely affect our business. In addition, as discussed in more detail below, we are a party to license agreements with the BCBSA which contain certain requirements and restrictions regarding our operations, including minimum capital and liquidity requirements, which could restrict the ability of our regulated subsidiaries to pay dividends.
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
Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect the market for or value of our outstanding debt and the interest rate, return, value and liquidity of certain of our investments.
A portion of our indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR, and our investment portfolio also includes some LIBOR-based, floating rate debt investments. In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement.
We are unable to predict whether LIBOR will cease to exist after calendar year 2021, the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial obligations or extensions of credit entered into by us, as well as the interest rate, return, value, and liquidity of any LIBOR-based securities held in our investment portfolios, and could adversely impact our cost of capital, overall financial condition or results of operations.
A downgrade in our credit ratings could have an adverse effect on our business, cash flows, financial condition and results of operations.
Claims-paying ability as well as financial strength ratings and debt ratings by nationally recognized statistical rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. We believe our strong credit ratings are an important factor in marketing our products to customers, since credit ratings information is broadly disseminated and generally used by customers and creditors. In addition, if our credit ratings are downgraded or placed under review, our business, cash flows, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and creditors, and are not evaluations directed toward the protection of investors in our common stock. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future.

The health benefits industry is subject to negative publicity, which could adversely affect our business, cash flows, financial condition and results of operations.
The health benefits industry is subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives and the ongoing debate over laws and regulations impacting the U.S. healthcare system. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by limiting our ability to market or provide our products and services, requiring us to change our products and services, or increasing the regulatory oversight under which we operate. In addition, as long as we use the BCBS names and marks in marketing our health benefits products and services, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Negative public perception or publicity of the health benefits industry in general, the BCBSA, other BCBSA licensees, or us or our key vendors in particular, could adversely affect our business, cash flows, financial condition and results of operations.
The failure to effectively maintain and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. As a result of our merger and acquisition activities, we have acquired and expect to acquire additional systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards including public exchanges and other aspects of the ACA, compliance with legal requirements, private insurance exchanges and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
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
The license agreements may be modified by the BCBSA. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2019, we provided services to approximately 30 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of a license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees of approximately 30 million as of December 31, 2019, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations.
Our business may be impacted by natural disasters, war, terrorism, political events, global climate change and other occurrences that could create large-scale medical emergencies or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations.
Natural disasters, war, terrorism, political events, global climate change and other similar occurrences could create large-scale medical emergencies or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons. In addition, natural disasters such as hurricanes and the potential for a widespread pandemic of influenza or other illness and the lack of availability of appropriate preventative medicines can have a significant impact on the health of the population of widespread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters in our concentrated coverage areas or a large-scale pandemic or epidemic, our covered medical expenses could rise, our operations could be interrupted and we could experience a material adverse effect on our business, cash flows, financial condition and results of operations or, in the event of extreme circumstances, our viability could be threatened. Furthermore, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, and may have a long-term effect on general economic conditions and the healthcare or pharmacy industry in particular, which could adversely affect our business and financial results.
Adverse securities and credit market conditions may significantly affect our ability to meet liquidity needs.
During periods of increased volatility, adverse securities and credit markets may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, revenue received from IngenioRx and DBG, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from the issuance of common stock under our employee stock plans.
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
In accordance with FASB guidance for investments, we classify fixed maturity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Current and long-term available-for-sale investment securities represented a significant percentage of our total consolidated assets at December 31, 2019.
Changes in the economic environment, including periods of increased volatility in the securities markets, can increase the difficulty of assessing investment impairment, and the same influences tend to increase the risk of potential impairment of these assets. Over time, the economic and market environment may provide additional insight into the value of our investment securities, which could change our judgment regarding the fair value of certain securities and/or impairment. Given the sometimes rapidly changing market conditions and the significant judgments involved, there is continuing risk that future declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.
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
We are subject to various risks associated with our international operations.
Certain of our subsidiaries that provide services to some of our health plans operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business, which requires us to devote resources to implement controls and systems in new foreign jurisdictions to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws and regulations. These regulatory regimes encompass, among other matters, local and cross-border taxation, licensing, tariffs, intellectual property, investment, capital (including minimum solvency margin and reserve requirements), management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations (including requirements for cross-border data transfers), which vary by jurisdiction. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm.
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
We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	a significant failure of our internal control over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal policies, including data security;

•	healthcare benefits fraud by providers, members and/or brokers that is not prevented or detected and impacts our medical costs or those of self-insured customers;

•	failure to protect our proprietary information; and

•	failure of our corporate governance policies or procedures.
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA, in each state where Amerigroup conducts business and in certain other states and countries where our other subsidiaries operate. A majority of these locations are also leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

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
Holders
As of February 6, 2020, there were 57,967 shareholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2019 to October 31, 2019	672,357	$244.58	670,000	$3,934
November 1, 2019 to November 30, 2019	282,903	276.20	279,500	3,857
December 1, 2019 to December 31, 2019	222,613	290.75	222,294	3,792
	1,177,873		1,171,794

1
Total number of shares purchased includes 6,079 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2019, we repurchased 6,332,989 shares at a cost of $1,701 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board’s most recent authorized increase to the program was $5,000 on December 7, 2017. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2014 through December 31, 2019, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2014 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
The comparisons shown in the graph below are based on historical data, and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from S&P Global Market Intelligence, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return

$300
$250
$200
$150
$100
$50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Anthem, Inc.
S&P 500 Index
S&P Managed Health Care Index

	December 31,
	2014	2015	2016	2017	2018	2019
Anthem, Inc.	$100	$113	$119	$188	$222	$259
S&P 500 Index	100	101	114	138	132	174
S&P Managed Health Care Index	100	122	146	210	232	279

Based upon an initial investment of $100 on December 31, 2014 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five-year period ended December 31, 2019. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2019 included in Part II, Item 8 “Financial Statements and Supplementary Data,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31
	2019	2018 [1]	2017 [1]	2016	2015 [1]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2]	$103,141	$91,341	$89,061	$84,194	$78,405
Total revenues	104,213	92,105	90,040	84,863	79,157
Net income	4,807	3,750	3,843	2,470	2,560
Per Share Data
Basic net income per share	$18.81	$14.53	$14.70	$9.39	$9.73
Diluted net income per share	18.47	14.19	14.35	9.21	9.38
Dividends per share	3.20	3.00	2.70	2.60	2.50
Other Data (unaudited)
Benefit expense ratio[3]	86.8%	84.2%	86.4%	84.8%	83.3%
Selling, general and administrative expense ratio[4]	13.0%	15.3%	14.2%	14.9%	16.0%
Income before income tax expense as a percentage of total revenues	5.7%	5.5%	4.4%	5.4%	5.9%
Net income as a percentage of total revenues	4.6%	4.1%	4.3%	2.9%	3.2%
Medical membership (in thousands)	41,000	39,938	40,299	39,940	38,599
Balance Sheet Data
Cash and investments[5]	$26,157	$22,639	$25,179	$23,263	$21,065
Total assets	77,453	71,571	70,540	65,083	61,718
Long-term debt, less current portion	17,787	17,217	17,382	14,359	15,325
Total liabilities	45,725	43,030	44,037	39,982	38,673
Total shareholders’ equity	31,728	28,541	26,503	25,101	23,045

1
The net assets of and results of operations for America’s 1st Choice, HealthSun and Simply Healthcare are included from their respective acquisition dates of February 15, 2018, December 21, 2017 and February 17, 2015, respectively.

2	Operating revenue is obtained by adding premiums and administrative fees and other revenue.

3	The benefit expense ratio represents benefit expenses as a percentage of premium revenue.

4	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

5	Cash and investments is obtained by adding cash and cash equivalents, current and long-term fixed maturity securities and current and long-term equity securities.

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
This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. A detailed discussion of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 medical members through our affiliated health plans as of December 31, 2019. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as Aim Specialty Health, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, in the second quarter of 2019, we began providing pharmacy benefits management, or PBM, services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
We manage our operations through three reportable segments: Commercial & Specialty Business, Government Business and Other. Prior to the second quarter of 2019, our Other segment included certain eliminations and corporate expenses not allocated to either of our other reportable segments. Beginning with the second quarter of 2019, our Other segment also includes IngenioRx, our pharmacy benefits manager, which began operations during the second quarter of 2019. In addition, during the second quarter of 2019, we reclassified our Diversified Business Group, or DBG, our integrated health services business, from our Government Business segment to the Other segment to reflect changes in how our segments are being managed. Amounts for prior years have been reclassified through this MD&A to conform to the current year presentation for comparability. Based on the Financial Accounting Standards Board, or FASB, guidance, as of December 31, 2019, IngenioRx and DBG did not collectively meet the quantitative thresholds for a reportable segment.
Our operating revenue consists of premiums and administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees and other revenue come from contracts where our customers are self-insured, or where the fee is based on either the processing of transactions or a percent of network discount savings realized, revenues from our Medicare processing business and from other health-related businesses, including disease management programs and miscellaneous other income. Administrative fees and other revenue also include product revenue for PBM services performed by IngenioRx to unaffiliated PBM customers, including our self-funded groups that have contracted with IngenioRx for PBM services, and beginning in 2020, to third-party health plans.
Our benefit expense primarily includes costs of care for health services consumed by our fully-insured members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products and services through our managed care plans, our aggregate cost of care can fluctuate based on a change in the overall mix of these products and services. Our managed care plans include: Preferred Provider Organizations; Health Maintenance Organizations, or HMOs; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products.
We classify certain claims-related costs as benefit expense to reflect costs incurred for our members’ traditional medical care, as well as those expenses which improve our members’ health and medical outcomes. These claims-related costs may be comprised of expenses incurred for: (i) medical management, including case and prospective utilization management; (ii) health and wellness, including disease management services for such conditions as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy, such as identification and use of best clinical practices to avoid harm, identifying clinical errors and safety concerns, and identifying potential adverse drug interactions. These types of claims-related costs are designed to ultimately lower our members’ cost of care.
Our cost of products sold represents the cost of prescription drugs dispensed by IngenioRx to unaffiliated PBM customers (net of rebates or discounts), including any co-payments made by or on behalf of the customer, per-claim administrative fees for prescription fulfillment and certain direct costs related to sales and administration of customer contracts.
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
For additional information about our business and reportable segments, see Part I, Item 1, “Business” and Note 19, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system. We expect the ACA will continue to impact our business model and strategy. Also, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA, or the “2018 ACA Decision”, which judgment has been stayed pending appeal, could significantly disrupt our business. During 2019, we modestly expanded our participation in the Individual ACA-compliant market. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 91 of the 143 rating regions in which we operate. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
In the second quarter of 2019, we began using our new pharmacy benefits manager called IngenioRx to market and sell a PBM product to fully-insured and self-funded Anthem health plan customers throughout the country, as well as to customers outside of the health plans we own. This comprehensive product portfolio includes features such as drug formularies, a pharmacy network, prescription drug database, member services and mail order capabilities. In July 2019, we announced our first contract win with a third-party health insurer, Blue Cross of Idaho, and we began providing PBM services under that contract beginning on January 1, 2020. Also beginning in the second quarter of 2019, we began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement with CVS Health, or the CVS PBM Agreement. We intend to retain the responsibilities for IngenioRx’s clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts, Inc., or Express Scripts, pursuant to our PBM agreement with Express Scripts, or the ESI PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019 due to the acquisition of Express Scripts by Cigna Corporation, or Cigna. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members on January 1, 2020. Prior to the termination of the ESI PBM Agreement, Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line members support. We expect IngenioRx to provide our members with more cost-effective solutions and improve our ability to integrate pharmacy benefits within our medical and specialty platform.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical trends. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. We price our affected products to cover the impact of the HIP Fee when applicable. The HIP Fee was suspended for 2019, has resumed for 2020 and has been permanently repealed beginning in 2021.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trends reflect the “allowed amount,” or contractual rate, paid to providers. We estimate that our aggregate cost of care trend for the full year of 2019 was approximately 6.0%, at the midpoint of our 5.5% to 6.5% estimated range for the year. We anticipate the Local Group medical cost trend in 2020 will be in the range of 3.5% to 4.5%, including the benefit of lower pharmacy cost from the launch of IngenioRx and other medical cost management initiatives.
For additional discussion regarding business trends, see Part I, Item 1 “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the 2018

ACA Decision, which judgment has been stayed pending appeal, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. Our affected products are priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $14,300 for 2018, and we recognized $1,544 as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019. The HIP Fee has resumed and increased to $15,523 for 2020 and has been permanently eliminated beginning in 2021.

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
Other Significant Items or Transactions
In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement, and we completed the transition of our members from Express Scripts to IngenioRx on January 1, 2020. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. In March 2016, we filed a lawsuit against Express Scripts seeking to recover damages for pharmacy pricing that is higher than competitive benchmark pricing and damages related to operational breaches. Express Scripts filed an answer to the lawsuit disputing our contractual claims and alleging various defenses and counterclaims. For additional information regarding this lawsuit, see Note 13, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Other significant transactions in recent years that have impacted or will impact our capital structure or that have influenced or will influence how we conduct our business operations include our Board of Directors’ declarations of dividends on our common stock, repurchases of our common stock, and debt repurchases and new debt issuances (2019 and prior). For additional information regarding these transactions, see Note 12, “Debt” and Note 14, “Capital Stock,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Selected Operating Performance
During the year ended December 31, 2019, total medical membership increased by 1.1, or 2.7%, and this increase was driven primarily by growth in our fully-insured businesses.
Operating revenue for the year ended December 31, 2019 was $103,141, an increase of $11,800, or 12.9%, from the year ended December 31, 2018. The increase in operating revenue was primarily from higher premiums, and, to a lesser extent, increased administrative fees and other revenue.
Net income for the year ended December 31, 2019 was $4,807, an increase of $1,057, or 28.2%, from the year ended December 31, 2018. The increase in net income was due to higher operating results in both our Commercial & Specialty Business and Government Business segments, in part due to the benefits realized from the launch of IngenioRx in 2019, net realized gains on financial instruments and lower income tax expense.
Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2019 were $18.47, an increase of $4.28, or 30.2%, from the year ended December 31, 2018. Our diluted shares for the year ended December 31, 2019 were 260.3, a decrease of 3.9, or 1.5%, compared to the year ended December 31, 2018. The increase in EPS resulted primarily from the increase in net income in 2019.
Operating cash flow for the year ended December 31, 2019 was $6,061, or approximately 1.3 times net income. Operating cash flow for the year ended December 31, 2018 was $3,827, or approximately 1.0 times net income. The increase in operating cash flow was primarily due to the impact of membership growth in our Government Business segment as well as higher net income in 2019. These increases were partially offset by the impact of the timing of working capital changes.
Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate operating gain to further aid investors in understanding and analyzing our core operating results. We define operating revenue as premium income and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. In 2019, we continued growing our government-sponsored business and modestly increased our participation in the Individual ACA-compliant market. In all other markets, we intend to maintain our position by delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and our Federal Employees Health Benefits, or FEHB, Program. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, Optimum HealthCare and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.

•
Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare members. Local Group accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the public exchanges. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, our reputation and our ability to effectively service large complex accounts. Local Group accounted for 38.2%, 39.4% and 39.4% of our medical members at December 31, 2019, 2018 and 2017, respectively.

•
Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the exchanges. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 1.7%, 1.6% and 3.9% of our medical members at December 31, 2019, 2018 and 2017, respectively.

•
National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We believe we have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies at their competitive local market rates. National Accounts represented 18.5%, 19.0% and 18.5% of our medical members at December 31, 2019, 2018 and 2017, respectively.

•
BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.8%, 14.6% and 14.2% of our medical members at December 31, 2019, 2018 and 2017, respectively.

•
Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Supplement plans; Medicare Advantage, including Special Needs Plans or SNPs, also known as Medicare Advantage SNPs; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans, or MMPs. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the health care services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Employer Group Medicare Advantage members who are related to National Accounts or retired members of Local Group accounts who have selected a Medicare Advantage product. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 5.2%, 4.6% and 3.9% of our medical members at December 31, 2019, 2018 and 2017, respectively.

•
Medicaid membership represents eligible members who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 17.7%, 16.8% and 16.1% of our medical members at December 31, 2019, 2018 and 2017, respectively.

•
FEHB members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEHB business accounted for 3.9% of our medical members at each of December 31, 2019, 2018 and 2017.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2019, 2018 and 2017. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2019 vs. 2018		2018 vs. 2017
(In thousands)	2019	2018	2017	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	15,682	15,733	15,888	(51)	(0.3)%	(155)	(1.0)%
Individual	684	655	1,588	29	4.4%	(933)	(58.8)%
National:
National Accounts	7,596	7,588	7,463	8	0.1%	125	1.7%
BlueCard®	6,060	5,838	5,733	222	3.8%	105	1.8%
Total National	13,656	13,426	13,196	230	1.7%	230	1.7%
Medicare:
Medicare Advantage	1,214	1,006	746	208	20.7%	260	34.9%
Medicare Supplement	905	846	823	59	7.0%	23	2.8%
Total Medicare	2,119	1,852	1,569	267	14.4%	283	18.0%
Medicaid	7,265	6,716	6,496	549	8.2%	220	3.4%
FEHB	1,594	1,556	1,562	38	2.4%	(6)	(0.4)%
Total Medical Membership by Customer Type	41,000	39,938	40,299	1,062	2.7%	(361)	(0.9)%
Funding Arrangement
Self-Funded	25,418	25,287	24,862	131	0.5%	425	1.7%
Fully-Insured	15,582	14,651	15,437	931	6.4%	(786)	(5.1)%
Total Medical Membership by Funding Arrangement	41,000	39,938	40,299	1,062	2.7%	(361)	(0.9)%
Reportable Segment
Commercial & Specialty Business	30,022	29,814	30,672	208	0.7%	(858)	(2.8)%
Government Business	10,978	10,124	9,627	854	8.4%	497	5.2%
Total Medical Membership by Reportable Segment	41,000	39,938	40,299	1,062	2.7%	(361)	(0.9)%
Other Membership
Life and Disability Members	5,259	4,795	4,700	464	9.7%	95	2.0%
Dental Members	5,962	5,807	5,864	155	2.7%	(57)	(1.0)%
Dental Administration Members	5,516	5,327	5,342	189	3.5%	(15)	(0.3)%
Vision Members	7,261	6,946	6,867	315	4.5%	79	1.2%
Medicare Part D Standalone Members	283	309	318	(26)	(8.4)%	(9)	(2.8)%

December 31, 2019 Compared to December 31, 2018
Medical Membership
Total medical membership increased across our reportable business segments, and the increase was driven primarily by growth in our fully-insured businesses. Fully-insured membership increased primarily due to growth in our Medicaid and Medicare businesses. Self-funded medical membership increased primarily due to higher activity from BlueCard® membership, partially offset by the decrease in our Large Group self-funded membership, which declined as a result of competitive pressures. Medicaid membership increased primarily due to expansions in new and existing markets, partially offset by the membership decrease resulting from the loss of a contract. Medicare membership increased primarily due to higher sales during open enrollment exceeding lapses. BlueCard® membership increased due to higher activity by members of other BCBSA plans who reside in or travel to our licensed areas.
Other Membership
Growth in our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. We have experienced growth in our life and disability and dental memberships primarily due to higher sales in our Large Group business. Vision membership increased primarily due to higher sales in our Medicare Advantage plans and Large Group business. Dental administration membership increased primarily due to growth in our FEHB program.

Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2019, 2018 and 2017 are as follows:

				Change
	Years Ended December 31			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Total operating revenue	$103,141	$91,341	$89,061	$11,800	12.9%	$2,280	2.6%
Net investment income	1,005	970	867	35	3.6%	103	11.9%
Net realized gains (losses) on financial instruments	114	(180)	145	294	163.3%	(325)	(224.1)%
Other-than-temporary impairment losses recognized in income	(47)	(26)	(33)	(21)	(80.8)%	7	21.2%
Total revenues	104,213	92,105	90,040	12,108	13.1%	2,065	2.3%
Benefit expense	81,786	71,895	72,236	9,891	13.8%	(341)	(0.5)%
Cost of products sold	1,992	—	—	1,992	NM	—	—
Selling, general and administrative expense	13,364	14,020	12,650	(656)	(4.7)%	1,370	10.8%
Other expense[1]	1,086	1,122	1,190	(36)	(3.2)%	(68)	(5.7)%
Total expenses	98,228	87,037	86,076	11,191	12.9%	961	1.1%
Income before income tax expense	5,985	5,068	3,964	917	18.1%	1,104	27.9%
Income tax expense	1,178	1,318	121	(140)	(10.6)%	1,197	989.3%
Net income	$4,807	$3,750	$3,843	$1,057	28.2%	$(93)	(2.4)%

Average diluted shares outstanding	260.3	264.2	267.8	(3.9)	(1.5)%	(3.6)	(1.3)%
Diluted net income per share	$18.47	$14.19	$14.35	$4.28	30.2%	$(0.16)	(1.1)%
Effective tax rate	19.7%	26.0%	3.1%		(630)bp3		2,290bp3
Benefit expense ratio[2]	86.8%	84.2%	86.4%		260bp3		(220)bp3
Selling, general and administrative expense ratio[4]	13.0%	15.3%	14.2%		(230)bp3		110bp3
Income before income tax expense as a percentage of total revenues	5.7%	5.5%	4.4%		20bp3		110bp3
Net income as a percentage of total revenues	4.6%	4.1%	4.3%		50bp3		(20)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2019, 2018 and 2017 were $94,173, $85,421 and $83,648, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The increase in total operating revenue was primarily from higher premiums, and, to a lesser extent, increased administrative fees and other revenue. The higher premiums were largely due to Medicaid expansions in new and existing markets and membership growth in our Medicare business. The increase in premiums was further attributable to rate increases across our businesses designed to cover overall cost trends. These increases in premiums were partially offset by the impact of the HIP Fee suspension for 2019. The increase in administrative fees and other revenue was primarily driven by IngenioRx, our PBM, which began its operations during the second quarter of 2019.

We recognized net realized gains on financial instruments in 2019 compared to net realized losses on financial instruments in 2018. This change was primarily due to a decrease in the net losses recognized for changes in the fair values of our equity securities.
Benefit expense increased primarily due to membership growth across our reportable business segments and higher medical cost experience in our Medicaid business.
Our benefit expense ratio increased largely due to the loss of revenue associated with the HIP Fee suspension for 2019, and, to a lesser extent, less favorable prior year reserve development in our Commercial & Specialty business segment during 2019 and margin normalization in our Individual business.
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
Our selling, general and administrative expense ratio decreased due to the growth in total operating revenue and the suspension of the HIP Fee for 2019.
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
The discussion of segment results presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, see Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents a summary of our reportable segment financial information for the years ended December 31, 2019, 2018 and 2017:

				Change
	Years Ended December 31			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$37,421	$35,782	$40,363	1,639	4.6%	(4,581)	(11.3)%
Government Business	62,632	55,348	48,587	7,284	13.2%	6,761	13.9%
Other	7,695	1,519	127	6,176	406.6%	1,392	NM
Eliminations	(4,607)	(1,308)	(16)	(3,299)	NM	(1,292)	NM
Total operating revenue	$103,141	$91,341	$89,061	$11,800	12.9%	$2,280	2.6%

Operating Gain (Loss)
Commercial & Specialty Business	$4,046	$3,600	$2,847	446	12.4%	753	26.4%
Government Business	2,054	1,928	1,442	126	6.5%	486	33.7%
Other	(101)	(102)	(114)	1	(1.0)%	12	(10.5)%

Operating Margin
Commercial & Specialty Business	10.8%	10.1%	7.1%		70bp1		300bp1
Government Business	3.3%	3.5%	3.0%		(20)bp1		50bp1

NM    Not meaningful.

1	bp = basis point; one hundred basis points = 1%.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Commercial & Specialty Business
Operating revenue increased primarily due to higher premium revenue and, to a lesser extent, increased administrative fees and other revenue. Premium revenue was higher as a result of rate increases in our Local Group business designed to cover overall cost trends and membership increases in our fully-insured businesses. These increases in premium revenue were partially offset by the impact of the HIP Fee suspension for 2019. The increase in administrative fees and other revenue was due to higher penetration of value-added services for self-funded members in our Large Group and National Accounts businesses.
The increase in operating gain was primarily driven by the benefits realized in pharmacy cost as a result of the launch of IngenioRx in 2019 and greater penetration of value-added services and integrated health offerings. These increases were partially offset by less favorable prior year reserve development during 2019 and margin normalization in our Individual business.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of Medicaid expansions in new and existing markets, including specialized service populations, and membership growth in our Medicare business. The increase in premium revenue was further attributable to rate increases designed to cover overall cost trends in our Medicare and Medicaid businesses as well as increased reimbursed benefit utilization in our Federal Health Products & Services business. These increases were partially offset by the impact of the HIP Fee suspension for 2019.
The increase in operating gain was primarily driven by the impact of premium increases due to rate adjustments and membership growth in our Medicaid business. This increase was partially offset by the impact of the HIP Fee suspension for 2019 and an increase in selling, general and administrative spend to support growth in our businesses.

Other
Operating revenue increased due to higher administrative fees and other revenue from IngenioRx and DBG. The increase was primarily driven by growth in our pharmacy services provided by IngenioRx, which commenced operations and began transitioning existing clients from Express Scripts to IngenioRx in the second quarter of 2019.
Operating loss remained steady, as there were no substantial changes in unallocated corporate expenses. For our segment reporting, operating gains (losses) generated from IngenioRx and DBG affiliated activity have been included in our Commercial & Specialty Business and Government Business based upon their utilization of services from IngenioRx and DBG.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2019, this liability was $8,842 and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $8,633, of our total medical claims liability as of December 31, 2019; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $209, of the total medical claims payable as of December 31, 2019. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
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
While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2019 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2019, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 3%, or approximately $241, in the December 31, 2019 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2019 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2019, there was a 320 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $468, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2019.
See Note 11, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2019, 2018 and 2017. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.3% for 2019, 90.2% for 2018 and 89.4% for 2017. This ratio serves as an indicator of claims processing speed whereby claims were processed slightly slower during 2019 than in 2018 and close to the same speed as in 2017.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2019, this metric was 7.4%, largely driven by favorable trend factor development at the end of 2018 as well as favorable completion factor development from 2018. For the year ended December 31, 2018, this metric was 13.7%, largely driven by favorable trend factor development at the end of 2017 as well as favorable completion factor development from 2017. For the year ended December 31, 2017, this metric was 18.9%, largely driven by favorable trend factor development at the end of 2016.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2019, this metric was 0.7%, which was calculated using the redundancy of $500. This metric was 1.3% for 2018 and 1.8% for 2017. These metrics demonstrate a generally consistent level of reserve conservatism.
The following table shows the variance between total net incurred medical claims as reported in Note 11, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2018 and 2017 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2018	2017
Total net incurred medical claims, as reported	$68,651	$69,244
Retrospective basis, as described above	69,081	69,447
Variance	$(430)	$(203)
Variance to total net incurred medical claims, as reported	(0.6)%	(0.3)%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2019 estimate of medical claims payable will be known during 2020.
The 2018 variance to total net incurred medical claims, as reported of (0.6)% was higher than the 2017 percentage of (0.3)%. This was driven by the fact that the change in the prior year redundancy reported for 2019 as compared to 2018 was greater than the change in the prior year redundancy reported for 2018 as compared to 2017.
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
At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

•	the types of temporary differences that created the deferred tax asset;

•	the amount of taxes paid in prior periods and available for a carry-back claim;

•	the tax rate at which the deferred tax assets will likely be utilized in the future;

•	the forecasted future taxable income, and therefore, likely future deduction of the deferred tax item; and

•	any significant other issues impacting the likely realization of the benefit of the temporary differences.
We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits, as required by the applicable guidance. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.
In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law, and we intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations or financial condition from these matters.
For additional information, see Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2019 was $20,500 and other intangible assets were $8,674. The sum of goodwill and other intangible assets represented 37.7% of our total consolidated assets and 92.0% of our consolidated shareholders’ equity at December 31, 2019.
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
We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. These tests involve the use of estimates related to the fair value of goodwill at the reporting unit level and other intangible assets with indefinite lives, and require a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests are also performed when potential impairment indicators exist or changes in our business or other triggering events occur. We have the option of first performing a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which is an indication that our goodwill may be impaired. These qualitative impairment tests include assessing events and factors that could affect the fair value of the indefinite-lived intangible assets. Our procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. If we determine that a reporting unit’s goodwill may be impaired after utilizing these qualitative impairment analysis procedures, we are required to perform a quantitative impairment test.
Our quantitative impairment test utilizes the projected income and market valuation approaches for goodwill and the projected income approach for our indefinite lived intangible assets. Use of the projected income and market valuation approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted-average cost of capital. Market valuations are based on observed multiples of certain measures including revenue; earnings before interest, taxes, depreciation and amortization; and book value of invested capital (debt and equity) and include market comparisons to publicly traded companies in our industry.
We did not incur any impairment losses as a result of our 2019 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2019. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
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
Investments
Current and long-term marketable investment securities were $21,220 at December 31, 2019 and represented 27.4% of our total consolidated assets at December 31, 2019. We classify fixed maturity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
We review fixed maturity investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both qualitative and quantitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the extent to which a security’s market value has been less than its cost, the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors), financial condition and near term prospects of the issuer, including the credit ratings and changes in the credit ratings of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends.
FASB other-than-temporary impairment, or OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition, presentation of, and disclosures for OTTIs. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is presented within the other-than-temporary impairment losses recognized in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the OTTI is presented within the other-than-temporary impairment losses recognized in our consolidated statements of income and the non-credit component of the OTTI is recognized in accumulated other comprehensive loss in our consolidated balance sheets. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
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
In addition to marketable investment securities, we held additional long-term investments of $4,228, or 5.5% of total consolidated assets, at December 31, 2019. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $20,181 at December 31, 2019. The weighted-average credit rating of these securities was “A” as of December 31, 2019. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions of $900 that are guaranteed by third parties. With the exception of four securities with a fair value of $12, these securities are all investment-grade and carry a weighted-average credit rating of “A” as of December 31, 2019. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2019.
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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2019 and 2018.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2019 totaled $397 and represented approximately 1.7% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2019 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.33%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. We use the annual spot rate approach for setting our discount rate. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligation. At the December 31, 2019 measurement date, the weighted-average discount rate under the annual spot rate approach was 3.11%, compared to 4.15% at the December 31, 2018 measurement date. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow.
Effective January 1, 2019, we curtailed the benefits under the Anthem Cash Balance Plan B pension plan. All grandfathered participants no longer have pay credits added to their accounts, but continue to earn interest on existing account balances. Participants continue to earn years of pension service for vesting purposes.
Other Postretirement Benefits
We provide most associates with certain medical, vision and dental benefits upon retirement. We use various actuarial assumptions, including a discount rate and the expected trend in healthcare costs, to estimate the costs and benefit obligations for our retiree benefits.

At our December 31, 2019 measurement date, the selected discount rate for all plans was 2.93%, compared to a discount rate of 4.04% at the December 31, 2018 measurement rate. We developed this rate using the annual spot rate approach as described above.
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2019 measurement date was 7.00% for 2020 with a gradual decline to 4.50% by the year 2028. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2019 measurement date was 6.00% for 2020 with a gradual decline to 4.50% by the year 2028. These estimated trend rates are subject to change in the future. The healthcare cost trend rate assumption affects the amounts reported. For example, an increase in the assumed healthcare cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2019 by $23 and would increase service and interest costs by $1. Conversely, a decrease in the assumed healthcare cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2019 by $20 and would decrease service and interest costs by $1.
For additional information regarding our retirement benefits, see Note 10, “Retirement Benefits,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2019 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We have a $3,500 commercial paper program. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our two senior revolving credit facilities, which provide for combined credit in the amount of $3,500, to redeem any outstanding commercial paper upon maturity. Additionally, we believe the lenders participating in our credit facilities would be willing and able to provide financing in accordance with their legal obligations. In addition to the senior revolving credit facilities, we estimate that we expect to receive approximately $3,035 of dividends from our subsidiaries during 2020, which also provides further operating and financial flexibility.
A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31			$ Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Sources of Cash:
Net cash provided by operating activities	$6,061	$3,827	$4,185	$2,234	$(358)
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	—	1,929	—	(1,929)	1,929
Issuance of common stock under Equity Units stock purchase contracts	—	1,250	—	(1,250)	1,250
Issuances of commercial paper and short- and long-term debt, net of repayments	608	—	3,653	608	(3,653)
Issuances of common stock under employee stock plans	187	173	225	14	(52)
Changes in bank overdrafts	—	—	71	—	(71)
Other sources of cash, net	254	174	703	80	(529)
Total sources of cash	7,110	7,353	8,837	(243)	(1,484)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,919)	—	(2,913)	(1,919)	2,913
Purchases of subsidiaries, net of cash acquired	—	(1,760)	(2,080)	1,760	320
Repurchase and retirement of common stock	(1,701)	(1,685)	(1,998)	(16)	313
Purchases of property and equipment	(1,077)	(1,208)	(791)	131	(417)
Repayments of commercial paper and short- and long-term debt, net of issuances	—	(1,086)	—	1,086	(1,086)
Cash dividends	(818)	(776)	(705)	(42)	(71)
Changes in bank overdrafts	(169)	(210)	—	41	(210)
Other uses of cash, net	(423)	(301)	(820)	(122)	519
Total uses of cash	(6,107)	(7,026)	(9,307)	919	2,281
Effect of foreign exchange rates on cash and cash equivalents	—	(2)	4	2	(6)
Net increase (decrease) in cash and cash equivalents	$1,003	$325	$(466)	$678	$791
Liquidity—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The increase in cash provided by operating activities was primarily due to the impact of membership growth in our Medicaid and Medicare businesses as well as higher net income in 2019. These increases in operating cash flow were partially offset by the impact of the timing of working capital changes.
Other significant changes in sources and uses of cash year-over-year included an increase in net purchases of investments in 2019 compared to net proceeds received from sales, maturities, calls and redemptions of investments in 2018, a decrease in cash paid for acquisitions, an increase in net proceeds from the issuance of commercial paper and short- and long-term debt in 2019 compared to net repayments in 2018 and cash received from the issuance of common stock under our Equity Units stock purchase contracts in 2018 that did not recur in 2019.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $26,157 at December 31, 2019. Since December 31, 2018, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $3,518, primarily due to cash generated from operations and issuances of commercial paper and short- and long-term debt, net of repayments. These increases were partially offset by cash used for repurchases of our common stock, purchases of property and equipment and cash dividends paid to shareholders.
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
At December 31, 2019, we held $2,673 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.5% and 40.2% as of December 31, 2019 and 2018, respectively.
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
We have a senior revolving credit facility, or the 5-Year Facility, with a group of lenders for general corporate purposes. In June 2019, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date from August 2020 to June 2024 and decrease the amount of credit available from $3,500 to $2,500. In June 2019, we also entered into a 364-day senior revolving credit facility, or the 364-Day Facility, with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000 and matures in June 2020. Our ability to borrow under these credit facilities is subject to compliance with certain covenants. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of December 31, 2019, we were in compliance with all of our debt covenants. There were no amounts outstanding under the 5-Year Facility or the 364-Day Facility at December 31, 2019.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit, or the Subsidiary Credit Facilities, with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $600. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At December 31, 2019, we had $50 outstanding under the Subsidiary Credit Facilities.
We have an authorized commercial paper program, the proceeds of which may be used for general corporate purposes. In August 2019, we increased the amount available under the commercial paper program from $2,500 to $3,500. At December 31, 2019, we had $400 outstanding under our commercial paper program.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2019, we had $650 in outstanding short-term borrowings from FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $3,035 of dividends will be paid to the parent company during 2020. During 2019, we received $3,790 of dividends from our subsidiaries.
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
On January 28, 2020, our Audit Committee declared a quarterly cash dividend to shareholders of $0.95 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 27, 2020 to the shareholders of record as of March 16, 2020.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2019, we had Board authorization of $3,792 to repurchase our common stock.
For additional information regarding our sources and uses of capital, see Note 4, “Investments,” Note 5 “Derivative Financial Instruments,” Note 12 “Debt” and Note 14 “Capital Stock–Use of Capital–Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2019 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
On-Balance Sheet:
Debt[1]	$31,249	$3,447	$3,653	$3,853	$20,296
Operating leases, including imputed interest[2]	795	172	285	203	135
Investment commitments[3]	28	11	16	—	1
Other long-term liabilities[4]	752	9	295	293	155
Off-Balance Sheet:
Purchase obligations[5]	3,531	1,236	630	1,076	589
Operating leases, including imputed interest[2]	394	13	60	66	255
Investment commitments[6]	971	287	378	106	200
Total contractual obligations and commitments	$37,720	$5,175	$5,317	$5,597	$21,631

1	Includes estimated interest expense.

2	See Note 17, “Leases,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

3	Represents low income housing tax credits.

4
Primarily consists of reserves for future policy benefits, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Estimated future payments for funded pension benefits have been excluded from this table, as we had no funding requirements under ERISA at December 31, 2019 as a result of the value of the assets in the plans.

5	Includes estimated payments for future services under contractual arrangements from third-party service contracts.

6	Includes unfunded capital commitments for alternative investments.
The above table does not contain $172 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. For further information, see Note 7, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In addition to the contractual obligations and commitments discussed above, we have a variety of other contractual agreements related to acquiring materials and services used in our operations. However, we do not believe these other agreements contain material noncancelable commitments.
We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
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
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs largely based on the National Association of Insurance Commissioners, or NAIC,

Risk-Based Capital (RBC) For Health Organizations Model Act, or RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2019, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 21, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except Per Share Data or As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2019. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Investments in fixed maturity securities include corporate securities, which account for 45.5% of our total fixed maturity securities at December 31, 2019 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $860 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $871 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

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
As of December 31, 2019, 4.9% of our investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $104. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $104.
For additional information regarding our investments, see Note 4, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2019 consists of senior unsecured notes, convertible debentures, commercial paper and subordinated surplus notes by one of our insurance subsidiaries. At December 31, 2019, the carrying value and estimated fair value of our long-term debt was $19,385 and $21,774, respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
For additional information regarding our long-term debt, see Note 6, “Fair Value” and Note 12, “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2019, we recorded a net asset of $21, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $20 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $20 increase in fair value.
For additional information regarding our derivatives, see Note 5, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2019, 2018 and 2017

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Anthem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, the Company changed its method of accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Incurred but Not Paid Claims

Description of the Matter
Medical claims payable was $8,842 million at December 31, 2019, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred based on historical paid claims data, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Auditing management’s estimate of incurred but not paid claims was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of the completion and trend factor assumptions used in the valuation process. The significant judgment was primarily due to the sensitivity of management’s best estimate of completion and trend factor assumptions, which have a significant impact on the valuation of incurred but not paid claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s actuarial process for estimating the liability for incurred but not paid claims. These audit procedures included among others, testing management review controls over completion and trend factor assumptions and the review and approval processes that management has in place for estimating the liability for incurred but not paid claims.

To test the Company’s liability for incurred but not paid claims, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims and membership data recorded in the source claims processing and disbursement systems to the data used by management in developing completion and trend factor assumptions and comparing a sample of incurred and paid claims to source documentation. With the support of actuarial specialists, we analyzed the Company’s completion and trend factor assumptions based on historical claim experience and emerging cost trends, and independently calculated a range of reasonable reserve estimates for comparison to management’s best estimate of the liability for incurred but not paid claims. Additionally, we performed a review of the prior period liabilities for incurred but not paid claims to subsequent claims development.

Revenue Recognition for New Pharmacy Benefits Manager Business

Description of the Matter
Beginning in the second quarter of 2019, the Company commenced operations of its new pharmacy benefits manager (PBM), IngenioRx. Administrative fees and other revenue of $8,968 million for the year ended December 31, 2019 included product revenue for services performed by IngenioRx to unaffiliated PBM customers. As discussed in Note 2 to the consolidated financial statements, product revenue for PBM services to unaffiliated PBM customers is recognized using the gross method at the negotiated contract price when IngenioRx has concluded it is the principal and it controls the PBM services before prescription drugs are transferred to the customer. There is significant judgment in determining whether IngenioRx is the principal of the PBM services, which requires the identification of PBM activities relevant to evaluating control and an assessment of IngenioRx's ability to direct the identified activities. In particular, the PBM activities that determine control include formulary management, network management and pricing discretion.

Auditing management’s revenue recognition for PBM services to unaffiliated PBM customers required a high degree of auditor judgment due to the subjectivity in determining whether IngenioRx is the principal in the performance of PBM services. These judgments have a significant impact on the presentation and disclosure of product revenue for services performed by IngenioRx to unaffiliated PBM customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s evaluation of revenue recognition for PBM services performed by IngenioRx to unaffiliated PBM customers. These audit procedures included among others, testing management review controls over the identification of PBM activities relevant to evaluating control and the evaluation performed to assess IngenioRx’s ability to direct the identified activities.

To test the Company’s revenue recognition for PBM services to unaffiliated PBM customers, our audit procedures included, among others, assessing the PBM activities provided by IngenioRx to the customer and analyzing the contractual rights and obligations contained in its PBM services agreement with CaremarkPCS Health, L.L.C. Further, we evaluated IngenioRx’s ability to direct the identified PBM activities determined to be significant in fulfilling the promise to provide PBM services to its customers by evaluating evidence of management’s control over such activities. In addition, we inspected the terms and conditions of a sample of unaffiliated PBM customer contracts to evaluate IngenioRx’s assertion of control.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1944.

Indianapolis, Indiana
February 19, 2020

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,937	$3,934
Fixed maturity securities, current (amortized cost of $19,021 and $16,894)	19,676	16,692
Equity securities, current	1,009	1,493
Other invested assets, current	13	21
Accrued investment income	173	162
Premium receivables	5,173	4,465
Self-funded receivables	2,411	2,278
Other receivables	2,634	2,558
Income taxes receivable	335	10
Securities lending collateral	353	604
Other current assets	2,319	2,104
Total current assets	39,033	34,321
Long-term investments:
Fixed maturity securities (amortized cost of $487 and $486)	505	487
Equity securities	30	33
Other invested assets	4,228	3,726
Property and equipment, net	3,133	2,735
Goodwill	20,500	20,504
Other intangible assets	8,674	9,007
Other noncurrent assets	1,350	758
Total assets	$77,453	$71,571

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$8,842	$7,454
Reserves for future policy benefits	85	75
Other policyholder liabilities	3,050	2,590
Total policy liabilities	11,977	10,119
Unearned income	1,017	902
Accounts payable and accrued expenses	4,198	4,959
Security trades pending payable	84	197
Securities lending payable	351	604
Short-term borrowings	700	1,145
Current portion of long-term debt	1,598	849
Other current liabilities	3,692	3,190
Total current liabilities	23,617	21,965
Long-term debt, less current portion	17,787	17,217
Reserves for future policy benefits, noncurrent	674	706
Deferred tax liabilities, net	2,227	1,960
Other noncurrent liabilities	1,420	1,182
Total liabilities	45,725	43,030

Commitments and contingencies—Note 13
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 252,922,161 and 257,395,577	3	3
Additional paid-in capital	9,448	9,536
Retained earnings	22,573	19,988
Accumulated other comprehensive loss	(296)	(986)
Total shareholders’ equity	31,728	28,541
Total liabilities and shareholders’ equity	$77,453	$71,571

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2019	2018	2017
Revenues
Premiums	$94,173	$85,421	$83,648
Administrative fees and other revenue	8,968	5,920	5,413
Total operating revenue	103,141	91,341	89,061
Net investment income	1,005	970	867
Net realized gains (losses) on financial instruments	114	(180)	145
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(53)	(29)	(35)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	6	3	2
Other-than-temporary impairment losses recognized in income	(47)	(26)	(33)
Total revenues	104,213	92,105	90,040
Expenses
Benefit expense	81,786	71,895	72,236
Cost of products sold	1,992	—	—
Selling, general and administrative expense	13,364	14,020	12,650
Interest expense	746	753	739
Amortization of other intangible assets	338	358	169
Loss on extinguishment of debt	2	11	282
Total expenses	98,228	87,037	86,076
Income before income tax expense	5,985	5,068	3,964
Income tax expense	1,178	1,318	121
Net income	$4,807	$3,750	$3,843
Net income per share
Basic	$18.81	$14.53	$14.70
Diluted	$18.47	$14.19	$14.35
Dividends per share	$3.20	$3.00	$2.70

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2019	2018	2017
Net income	$4,807	$3,750	$3,843
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	680	(418)	173
Change in non-credit component of other-than-temporary impairment losses on investments	—	(2)	4
Change in net unrealized gains/losses on cash flow hedges	(16)	37	(65)
Change in net periodic pension and postretirement costs	26	(90)	51
Foreign currency translation adjustments	—	(1)	3
Other comprehensive income (loss)	690	(474)	166
Total comprehensive income	$5,497	$3,276	$4,009

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2019	2018	2017
Operating activities
Net income	$4,807	$3,750	$3,843
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on financial instruments	(114)	180	(145)
Other-than-temporary impairment losses recognized in income	47	26	33
Loss on extinguishment of debt	2	11	282
Loss on disposal of assets	3	13	15
Deferred income taxes	81	91	(1,272)
Amortization, net of accretion	986	1,008	780
Depreciation expense	147	124	111
Share-based compensation	294	226	170
Changes in operating assets and liabilities:
Receivables, net	(1,053)	(695)	(22)
Other invested assets	(48)	(1)	(36)
Other assets	(170)	(26)	(629)
Policy liabilities	1,826	(1,059)	732
Unearned income	115	(36)	(120)
Accounts payable and accrued expenses	(593)	122	922
Other liabilities	148	(25)	(120)
Income taxes	(325)	323	(194)
Other, net	(92)	(205)	(165)
Net cash provided by operating activities	6,061	3,827	4,185
Investing activities
Purchases of fixed maturity securities	(10,487)	(8,244)	(9,795)
Proceeds from fixed maturity securities:
Sales	5,914	6,442	7,932
Maturities, calls and redemptions	2,437	1,938	1,848
Purchases of equity securities	(11,825)	(896)	(5,416)
Proceeds from sales of equity securities	12,364	2,809	3,463
Purchases of other invested assets	(642)	(531)	(1,164)
Proceeds from sales of other invested assets	320	411	219
Changes in collateral and settlement of non-hedging derivatives	—	—	65
Changes in securities lending collateral	254	(149)	625
Purchases of subsidiaries, net of cash acquired	—	(1,760)	(2,080)
Purchases of property and equipment	(1,077)	(1,208)	(791)
Other, net	(50)	(71)	12
Net cash used in investing activities	(2,792)	(1,259)	(5,082)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(297)	(107)	175
Proceeds from long-term borrowings	2,473	835	5,458
Repayments of long-term borrowings	(1,123)	(1,684)	(2,815)
Proceeds from short-term borrowings	7,590	9,120	5,835
Repayments of short-term borrowings	(8,035)	(9,250)	(5,000)
Changes in securities lending payable	(254)	150	(625)
Changes in bank overdrafts	(169)	(210)	71
Premiums paid on equity call options	(1)	—	—
Proceeds from sale of put options	—	1	1
Proceeds from issuance of common stock under Equity Units stock purchase contracts	—	1,250	—
Repurchase and retirement of common stock	(1,701)	(1,685)	(1,998)
Change in collateral and settlements of debt-related derivatives	(34)	23	(149)
Cash dividends	(818)	(776)	(705)
Proceeds from issuance of common stock under employee stock plans	187	173	225
Taxes paid through withholding of common stock under employee stock plans	(84)	(81)	(46)
Net cash (used in) provided by financing activities	(2,266)	(2,241)	427
Effect of foreign exchange rates on cash and cash equivalents	—	(2)	4
Change in cash and cash equivalents	1,003	325	(466)
Cash and cash equivalents at beginning of year	3,934	3,609	4,075
Cash and cash equivalents at end of year	$4,937	$3,934	$3,609

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2017	263.7	$3	$8,805	$16,560	$(267)	$25,101
Net income	—	—	—	3,843	—	3,843
Other comprehensive income	—	—	—	—	166	166
Premiums for and settlement of equity options	—	—	1	—	—	1
Repurchase and retirement of common stock	(10.5)	—	(356)	(1,642)	—	(1,998)
Dividends and dividend equivalents	—	—	—	(707)	—	(707)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	—	342	—	—	342
Convertible debenture conversions	—	—	(245)	—	—	(245)
December 31, 2017	256.1	3	8,547	18,054	(101)	26,503
Adoption of Accounting Standards Update No. 2016-01 (Note 2)	—	—	—	320	(320)	—
January 1, 2018	256.1	3	8,547	18,374	(421)	26,503
Net income	—	—	—	3,750	—	3,750
Other comprehensive loss	—	—	—	—	(474)	(474)
Issuance of common stock under Equity Units stock purchase contracts	6.0	—	1,250	—	—	1,250
Premiums for and settlement of equity options	—	—	1	—	—	1
Repurchase and retirement of common stock	(6.8)	—	(243)	(1,442)	—	(1,685)
Dividends and dividend equivalents	—	—	—	(785)	—	(785)
Issuance of common stock under employee stock plans, net of related tax benefits	2.1	—	318	—	—	318
Convertible debenture conversions	—	—	(337)	—	—	(337)
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	91	(91)	—
December 31, 2018	257.4	3	9,536	19,988	(986)	28,541
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	4,807	—	4,807
Other comprehensive income	—	—	—	—	690	690
Repurchase and retirement of common stock	(6.3)	—	(275)	(1,426)	—	(1,701)
Dividends and dividend equivalents	—	—	—	(822)	—	(822)
Issuance of common stock under employee stock plans, net of related tax benefits	1.8	—	396	—	—	396
Convertible debenture repurchases and conversions	—	—	(209)	—	—	(209)
December 31, 2019	252.9	$3	$9,448	$22,573	$(296)	$31,728

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 41 medical members through our affiliated health plans as of December 31, 2019. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management, or PBM, dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits, or FEHB, Program.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as Aim Specialty Health, Amerigroup, Aspire Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, in the second quarter of 2019, we began providing PBM services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $215 and $222 at December 31, 2019 and 2018, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
Investments: Financial Accounting Standards Board, or FASB, other-than-temporary impairment, or OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition, presentation of, and disclosures for OTTIs. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is presented within the other-than-temporary impairment losses recognized in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the OTTI is presented within the other-than-temporary impairment losses recognized in our consolidated statements of income and the non-credit component of the OTTI is recognized in accumulated other comprehensive loss in our consolidated balance sheets. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
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
Effective January 1, 2018 and in accordance with the FASB guidance, the changes in fair value of our marketable equity securities are recognized in our results of operations within net realized gains and losses on financial instruments. Prior to 2018, the unrealized gains or losses on our equity securities previously classified as available-for-sale were included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value was deemed to be other-than-temporary and we did not have the intent and ability to hold such equity securities until their full cost could be recovered, in which case such equity securities were written down to fair value and the loss was charged to other-than-temporary impairment losses recognized in income.
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
Receivables: Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $237 and $278 at December 31, 2019 and 2018, respectively. Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $46 and $47 at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $242 and $280 at December 31, 2019 and 2018, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
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
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty-nine years for buildings and improvements, three to five years for computer equipment and software, and the lesser of the remaining life of the building lease, if any, or seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized over estimated useful lives ranging from five to ten years.
Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting, and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to customer relationships, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses and other agreements, such as non-compete. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2019, we believe there were no material concentrations of credit risk with any individual counterparty.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. We use the annual spot rate approach for setting our discount rate. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligations.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2019 or 2018.
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
We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA. If we do not meet or exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by subsidiary, state and applicable line of business (Large Group, Small Group, Individual, Student Health and Medicare) in accordance with regulations issued by the Department of Health and Human Services, or HHS. Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

We follow HHS guidelines for determining the types of expenses that may be included in our minimum MLR rebate calculations, which differ from benefit expense and premiums as reported in our consolidated financial statements prepared in conformity with GAAP. Certain amounts reported as expense in our consolidated GAAP financial statements may be reported as a reduction of premiums in accordance with HHS regulations. In addition, profit amounts included in our payments to third-party administrative service providers are recorded as benefit expense in our consolidated GAAP financial statements while HHS does not allow for the inclusion of these expenses within the medical loss expense for purposes of calculating minimum MLR.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for MLR rebates, risk adjustment, reinsurance and risk corridor under contractual premium stabilization arrangements, the ACA or other regulatory requirements. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
Administrative fees and other revenue include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion, of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. In addition, administrative fees and other revenue include amounts received for the administration of Medicare or certain other government programs. Under our self-funded arrangements, revenue is recognized as administrative services are performed. All benefit payments under these programs are excluded from benefit expense.
Administrative fees and other revenue also include product revenue for services performed by our IngenioRx pharmacy benefit manager, or PBM, for unaffiliated PBM customers. Unaffiliated PBM customers include our self-funded groups that have contracted with IngenioRx for PBM services and, beginning on January 1, 2020, third-party health plans. Product revenues and costs of goods sold for Anthem health plans are eliminated in consolidation. Product revenue for PBM services is recognized using the gross method at the negotiated contract price when IngenioRx has concluded that it is the principal and it controls the services before prescription drugs are transferred to the customer. IngenioRx determined it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicate IngenioRx is primarily responsible for fulfilling the promise to provide PBM services. Product revenues include ingredient costs (net of any rebates or discounts), including any co-payments made by or on behalf of the customer, and administrative fees. IngenioRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the services provided.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at December 31, 2019. Revenue recognized in 2019 and 2018 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Cost of Products Sold: IngenioRx’s cost of products sold includes the cost of prescription drugs dispensed to unaffiliated PBM customers (net of rebates or discounts). This cost includes any co-payments made by or on behalf of the customer. Cost of products sold also includes per-claim administrative fees for prescription fulfillment by its vendor and certain IngenioRx direct costs related to sales and administration of customer contracts.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter. The employee stock purchase plan discount is recognized as compensation expense based on GAAP guidance. All other share-based payments to employees are recognized as compensation expense in our consolidated statements of income based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits realized when awards vest or options are exercised exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as tax benefits in the income statement. Our share-based employee compensation plans and assumptions are described in Note 14, “Capital Stock.” Also see “Recently Adopted Accounting Guidance” within this Note 2 for reference to accounting changes adopted related to share-based compensation.
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer products through state or federally facilitated marketplaces, or public exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image is expensed when first aired. Total advertising and marketing expense was $467, $385 and $338 for the years ended December 31, 2019, 2018 and 2017, respectively.
Health Insurance Provider Fee: The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks, which has been permanently repealed effective January 1, 2021. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. Our affected products are priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to health insurers was $14,300 for 2018. The HIP Fee was suspended for 2017 and 2019, has resumed and increased to $15,523 for 2020 and has been permanently eliminated beginning in 2021. For the year ended December 31, 2018, we recognized $1,544 as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2019 or 2017 due to the suspension of the HIP Fee for 2019 and 2017.
Leases: We lease office space and certain computer and related equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid by using the lease term, any amounts probable of being owed under any residual value guarantees and the discount rate determined at lease commencement. As our leases do not generally provide an implicit rate, we use our incremental secured borrowing rate commensurate with the underlying lease terms to determine the present value of our lease payments. Our lease liabilities may include amounts for options to extend or terminate a lease when it is reasonably certain that we will exercise that option. We recognize operating right-of-use, or ROU, assets at an amount equal to the lease liability adjusted for prepaid or accrued rent, the remaining balance of any lease incentives and unamortized initial direct costs.
The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU assets are reported in other noncurrent assets on our consolidated balance sheet as of December 31, 2019. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in selling, general and administrative expense on our consolidated statements of income. For our office space leases, we account for the lease and non-lease components (such as common area maintenance) as a single lease component. We also do not recognize a lease liability or ROU asset for our office space leases whose lease terms, at commencement, are twelve months or less and that do not include a purchase option or option to extend that we are reasonably certain to exercise.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Recently Adopted Accounting Guidance: In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements. In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements and Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases. These updates provide additional clarification, an optional transition method, a practical expedient and implementation guidance on the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Collectively, these updates supersede the lease guidance in Accounting Standards Codification, or ASC, Topic 840 and require lessees to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees are required to recognize an ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted this standard on January 1, 2019 by applying the optional transition method on the adoption date and did not adjust comparative periods. We also elected the package of practical expedients permitted, which, among other things, allowed us to carry forward the lease classification for our existing leases. In preparation for the adoption of this standard and to enable preparation of the required financial information, we implemented a new lease accounting software solution as well as new internal controls. The adoption of this standard impacted our 2019 opening consolidated balance sheet, as we recorded operating lease liabilities of $728 and ROU assets of $637, which equals the lease liabilities net of accrued rent, lease incentives and the carrying amount of ceased-use liabilities previously recorded on our consolidated balance sheet under the prior guidance. We also recognized a cumulative-effect adjustment of $26 to our opening retained earnings for deferred gains on our previous sale-leaseback transactions. The adoption of this standard did not have an impact on our consolidated statements of income or cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for either the entirety of ASU 2018-13 or only the provisions that eliminate or modify disclosure requirements. We early adopted the provisions that eliminate and modify disclosure requirements, on a retrospective basis, effective in our 2018 Annual Report on Form 10-K. We adopted the new disclosure requirements on January 1, 2020, on a prospective basis. The new disclosure requirements are effective for our interim and annual reporting periods beginning on or after the adoption date.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. This update amends the hedge accounting recognition and presentation requirements in ASC Topic 815 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update also makes certain targeted improvements to simplify the application of the hedge accounting guidance and provides several transition elections. We adopted ASU 2017-12 on October 1, 2017. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and
Improvements to Topic 606, Revenue from Contracts with Customers. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net). These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Collectively, these updates require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These updates supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for our premium revenues, which are recorded on the Premiums line item on our consolidated statements of income and will continue to be accounted for in accordance with the provisions of ASC Topic 944, Financial Services - Insurance. Our administrative service and other contracts that are subject to these Accounting Standards Updates are recorded in the Administrative fees and other revenue line item on our consolidated statements of income and were immaterial to our consolidated total operating revenue at the time of adoption. We adopted these standards on January 1, 2018 using the modified retrospective approach. The adoption of these standards did not have a material impact on our beginning retained earnings, results of operations, cash flows or consolidated financial position.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. This update amends ASC Topic 230 to add and clarify guidance on the classification and

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
Recent Accounting Guidance Not Yet Adopted: In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. The amendments in ASU 2019-12 remove certain exceptions to the general principles in ASC Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for our annual reporting periods beginning after December 15, 2020, with early adoption permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. We are currently evaluating the effects the adoption of ASU 2019-12 will have on our consolidated financial statements.
In November 2019, the FASB issued Accounting Standards Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 requires a cumulative-effect adjustment to the opening balance of retained earnings on the statement of financial position at the date of adoption and a prospective transition approach for debt securities for which an OTTI had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. We adopted ASU 2016-13 on January 1, 2020, and the adoption did not have a material impact on our beginning retained earnings or on our consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15. The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows. We adopted ASU 2018-15 on January 1, 2020 using a prospective approach for all implementation costs incurred after the date of adoption, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services Insurance (Topic
944): Targeted Improvements to the Accounting for Long-Duration Contracts, or ASU 2018-12. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments in ASU 2018-12 will be effective for our interim and annual reporting periods beginning after December 15, 2021. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We are currently evaluating the effects the adoption of ASU 2018-12 will have on our consolidated financial position, results of operations, cash flows, and related disclosures.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. We adopted ASU 2017-04 on January 1, 2020, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2019 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

3. Business Acquisitions
Pending Acquisition of Beacon
On June 6, 2019, we announced our entrance into an agreement to acquire Beacon Health Options, Inc., or Beacon, the largest independently held behavioral health organization in the country. Beacon services approximately forty million individuals across all fifty states. This acquisition aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. The acquisition is expected to close during the first quarter of 2020 and is subject to standard closing conditions and customary approvals.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of America’s 1st Choice’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in goodwill of $1,029 at December 31, 2018, of which $333 was tax deductible. All of the goodwill was allocated to our Government Business segment. Goodwill recognized from the acquisition of America’s 1st Choice primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to service Medicare Advantage and Special Needs populations.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2019 and 2018 is as follows:

						Non-Credit Component of OTTIs Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2019
Fixed maturity securities:
United States Government securities	$524	$4	$(3)	$—	$525	$—
Government sponsored securities	136	5	—	—	141	—
States, municipalities and political subdivisions, tax-exempt	4,592	262	(3)	—	4,851	—
Corporate securities	8,870	339	(9)	(15)	9,185	(3)
Residential mortgage-backed securities	3,654	87	(6)	(3)	3,732	—
Commercial mortgage-backed securities	84	2	—	—	86	—
Other securities	1,648	21	(3)	(5)	1,661	—
Total fixed maturity securities	$19,508	$720	$(24)	$(23)	$20,181	$(3)
December 31, 2018
Fixed maturity securities:
United States Government securities	$414	$3	$—	$(1)	$416	$—
Government sponsored securities	108	1	—	(1)	108	—
States, municipalities and political subdivisions, tax-exempt	4,716	91	(3)	(19)	4,785	—
Corporate securities	8,189	33	(170)	(115)	7,937	(3)
Residential mortgage-backed securities	2,769	31	(3)	(47)	2,750	—
Commercial mortgage-backed securities	69	—	—	(2)	67	—
Other securities	1,115	14	(8)	(5)	1,116	—
Total fixed maturity securities	$17,380	$173	$(184)	$(190)	$17,179	$(3)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

For fixed maturity securities in an unrealized loss position at December 31, 2019 and 2018, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2019
Fixed maturity securities:
United States Government securities	27	$250	$(3)	2	$1	$—
Government sponsored securities	14	12	—	3	1	—
States, municipalities and political subdivisions, tax-exempt	114	306	(3)	14	11	—
Corporate securities	386	558	(9)	224	286	(15)
Residential mortgage-backed securities	321	635	(6)	189	237	(3)
Commercial mortgage-backed securities	1	3	—	4	8	—
Other securities	166	415	(3)	113	358	(5)
Total fixed maturity securities	1,029	$2,179	$(24)	549	$902	$(23)
December 31, 2018
Fixed maturity securities:
United States Government securities	5	$47	$—	25	$79	$(1)
Government sponsored securities	8	11	—	24	31	(1)
States, municipalities and political subdivisions, tax-exempt	177	295	(3)	604	1,032	(19)
Corporate securities	2,185	4,503	(170)	1,220	2,072	(115)
Residential mortgage-backed securities	259	383	(3)	816	1,458	(47)
Commercial mortgage-backed securities	6	11	—	19	37	(2)
Other securities	193	599	(8)	93	237	(5)
Total fixed maturity securities	2,833	$5,849	$(184)	2,801	$4,946	$(190)

The amortized cost and fair value of fixed maturity securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$532	$534
Due after one year through five years	5,367	5,503
Due after five years through ten years	5,633	5,864
Due after ten years	4,238	4,462
Mortgage-backed securities	3,738	3,818
Total fixed maturity securities	$19,508	$20,181

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Equity Securities
A summary of current and long-term marketable equity securities at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Equity Securities:
Exchange traded funds	$44	$2
Fixed maturity mutual funds	643	557
Common equity securities	267	654
Private equity securities	85	313
Total	$1,039	$1,526

Investment Income
The major categories of net investment income for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Fixed maturity securities	$721	$681	$614
Equity securities	100	86	116
Cash equivalents	64	51	25
Other	149	193	153
Investment income	1,034	1,011	908
Investment expense	(29)	(41)	(41)
Net investment income	$1,005	$970	$867

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Investment Gains
Net realized investment gains/losses and the net change in unrealized appreciation/depreciation on investments for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$125	$85	$137
Gross realized losses from sales	(59)	(116)	(55)
Net realized gains (losses) from sales of fixed maturity securities	66	(31)	82
Equity securities:
Gross realized gains	147	77	140
Gross realized losses	(84)	(276)	(17)
Net realized gains (losses) on equity securities	63	(199)	123
Other investments:
Gross realized gains from sales	3	27	—
Gross realized losses from sales	(1)	—	(5)
Net realized gains (losses) from sales of other investments	2	27	(5)
Net realized gains (losses) on investments	131	(203)	200

Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(13)	(9)	(4)
Equity securities	—	—	(15)
Other investments	(34)	(17)	(14)
Other-than-temporary impairment losses recognized in income	(47)	(26)	(33)

Change in net unrealized gains (losses) on investments:
Fixed maturity securities	874	(529)	156
Equity securities	—	—	111
Other investments	—	5	(10)
Total change in net unrealized gains (losses) on investments	874	(524)	257
Deferred income tax (expense) benefit	(194)	106	(84)
Change in net unrealized gains (losses) on investments	680	(418)	173

Net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income and change in net unrealized gains (losses) on investments	$764	$(647)	$340

The gains and losses related to equity securities for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Net realized gains (losses) recognized on equity securities	$63	$(199)
Less: Net realized (gains) losses recognized on equity securities sold during the period	(39)	57
Unrealized gains (losses) recognized in income on equity securities still held at December 31	$24	$(142)

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
Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2019	2018	2017
Proceeds	$8,351	$8,380	$9,780
Gross realized gains	125	85	137
Gross realized losses	(59)	(116)	(55)

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the extent to which the fair value is less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in fair value, (iv) our intent to sell or the likelihood that we will need to sell a fixed maturity security before recovery of its amortized cost basis, (v) whether the debtor is current on interest and principal payments, (vi) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vii) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in the consolidated statements of income. The new cost basis of the impaired security is not increased for future recoveries in fair value.
Other-than-temporary impairments recorded in 2019, 2018 and 2017 were primarily the result of the continued credit deterioration on specific issuers in the bond markets. There were no individually material OTTI losses on investments by issuer during 2019, 2018 or 2017.
Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have a material adverse impact on our results of operations or shareholders’ equity.
The changes in the amount of the credit component of OTTI losses on fixed maturity securities recognized in income, for which a portion of the OTTI losses was recognized in other comprehensive income, was not material for the years ended December 31, 2019, 2018 or 2017.
At December 31, 2019 and 2018, there were no investments that exceeded 10% of shareholders’ equity and no fixed maturity investments that did not produce income during the years then ended.
As of December 31, 2019 and 2018, we had committed approximately $999 and $873, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2019 and 2018, securities with carrying values of approximately $505 and $487, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $351 and $604 at December 31, 2019 and 2018, respectively. The value of the collateral represented 103% and 102% of the market value of the securities on loan at December 31, 2019 and 2018, respectively.
The remaining contractual maturities of our securities lending transactions at December 31, 2019 is as follows:

Overnight and Continuous
Securities lending transactions
Cash	$291
United States Government securities	59
Other securities	1
Total	$351

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

5. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2019 we had received collateral of $22 related to our derivative financial instruments. As of December 31, 2018 we had posted collateral of $1 related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2019 and 2018 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2019
Hedging instruments
Interest rate swaps - fixed to floating	$1,200	Other assets/other liabilities	$22	$(1)

Non-hedging instruments
Interest rate swaps	1	Equity securities	—	—
Futures	134	Equity securities	1	—
Subtotal non-hedging	135	Subtotal non-hedging	1	—
Total derivatives	$1,335	Total derivatives	23	(1)
		Amounts netted	(1)	1
		Net derivatives	$22	$—

December 31, 2018
Hedging instruments
Interest rate swaps - fixed to floating	$1,200	Other assets/other liabilities	$7	$(11)

Non-hedging instruments
Interest rate swaps	164	Equity securities	4	(1)
Options	100	Other assets/other liabilities	—	—
Futures	415	Equity securities	5	(5)
Subtotal non-hedging	679	Subtotal non-hedging	9	(6)
Total derivatives	$1,879	Total derivatives	16	(17)
		Amounts netted	(14)	14
		Net derivatives	$2	$(3)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the London Interbank Offered Rate, or LIBOR. A summary of our outstanding fair value hedges at December 31, 2019 and 2018 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2019	2018
Interest rate swap	2018	$50	$50	4.101%	September 1, 2027
Interest rate swap	2018	450	450	3.300	January 15, 2023
Interest rate swap	2018	90	90	4.350	August 15, 2020
Interest rate swap	2017	50	50	4.350	August 15, 2020
Interest rate swap	2015	200	200	4.350	August 15, 2020
Interest rate swap	2014	150	150	4.350	August 15, 2020
Interest rate swap	2013	10	10	4.350	August 15, 2020
Interest rate swap	2012	200	200	4.350	August 15, 2020
Total notional amount outstanding		$1,200	$1,200

The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2019 and 2018:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2019	2018	2019	2018
Current portion of long term-debt	$1,598	$849	$22	$7
Long-term debt	17,787	17,217	(1)	(11)

Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on anticipated future financings. During 2019, swaps in the notional amount of $425 were terminated. We paid an aggregate of $35 to the swap counter parties upon termination.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $262 and $246 at December 31, 2019 and 2018, respectively. As of December 31, 2019, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $15. No amounts were excluded from effectiveness testing.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the effect of cash flow hedges in accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Loss	Hedge Loss Reclassified from Accumulated Other Comprehensive Loss
Type of Cash Flow Hedge
Year ended December 31, 2019
Forward starting pay fixed swaps	$(35)	Interest expense	$(15)
Year ended December 31, 2018
Forward starting pay fixed swaps	(33)	Interest expense	(14)
Year ended December 31, 2017
Forward starting pay fixed swaps	(112)	Interest expense	(7)
Forward starting pay fixed swaps		Net realized gains (losses) on financial instruments	(7)

Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2019		2018		2017
	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$114	$(746)	$(180)	$(753)	$145	$(739)

Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	—	2	—	—	—	—
Derivatives designated as hedging instruments	—	(2)	—	—	—	—

Loss on cash flow hedging relationships:
Forward starting pay fixed swaps:
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(15)	—	(14)	—	(7)
Amount of loss reclassified from accumulated other comprehensive loss into net income due to ineffectiveness and missed forecasted transactions	—	—	—	—	(7)	—

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2019
Interest rate swaps	Net realized gains (losses) on financial instruments	$1
Options	Net realized gains (losses) on financial instruments	(8)
Futures	Net realized gains (losses) on financial instruments	(10)
Total		$(17)
Year ended December 31, 2018
Interest rate swaps	Net realized gains (losses) on financial instruments	$14
Options	Net realized gains (losses) on financial instruments	1
Futures	Net realized gains (losses) on financial instruments	8
Total		$23
Year ended December 31, 2017
Interest rate swaps	Net realized gains (losses) on financial instruments	$(9)
Options	Net realized gains (losses) on financial instruments	(36)
Futures	Net realized gains (losses) on financial instruments	(3)
Total		$(48)

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
Equity securities: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available, and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III. The fair values of these private equity securities are generally based on either broker quotes or discounted cash flow projections using assumptions for inputs such as the weighted-average cost of capital, long-term revenue growth rates and earnings before interest, taxes, depreciation and amortization, and/or revenue multiples that are not observable in the markets.
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
Alternative investments: Fair values are estimated based on the plan’s proportionate share of the undistributed partners’ capital as reported in audited financial statements of the partnership.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 is as follows:

	Level I	Level II	Level III	Total
December 31, 2019
Assets:
Cash equivalents	$2,015	$—	$—	$2,015
Fixed maturity securities, available-for-sale:
United States Government securities	—	525	—	525
Government sponsored securities	—	141	—	141
States, municipalities and political subdivisions, tax-exempt	—	4,851	—	4,851
Corporate securities	—	8,882	303	9,185
Residential mortgage-backed securities	—	3,730	2	3,732
Commercial mortgage-backed securities	—	86	—	86
Other securities	—	1,654	7	1,661
Total fixed maturity securities, available-for-sale	—	19,869	312	20,181
Equity securities:
Exchange traded funds	44	—	—	44
Fixed maturity mutual funds	—	643	—	643
Common equity securities	236	31	—	267
Private equity securities	—	—	85	85
Total equity securities	280	674	85	1,039
Other invested assets, current	13	—	—	13
Securities lending collateral	—	353	—	353
Derivatives	—	23	—	23
Total assets	$2,308	$20,919	$397	$23,624
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2018
Assets:
Cash equivalents	$1,815	$—	$—	$1,815
Fixed maturity securities, available-for-sale:
United States Government securities	—	416	—	416
Government sponsored securities	—	108	—	108
States, municipalities and political subdivisions, tax-exempt	—	4,785	—	4,785
Corporate securities	2	7,648	287	7,937
Residential mortgage-backed securities	—	2,744	6	2,750
Commercial mortgage-backed securities	—	67	—	67
Other securities	—	1,099	17	1,116
Total fixed maturity securities, available-for-sale	2	16,867	310	17,179
Equity securities:
Exchange traded funds	2	—	—	2
Fixed maturity mutual funds	—	557	—	557
Common equity securities	601	53	—	654
Private equity securities	—	—	313	313
Total equity securities	603	610	313	1,526
Other invested assets, current	21	—	—	21
Securities lending collateral	314	290	—	604
Derivatives	—	16	—	16
Total assets	$2,755	$17,783	$623	$21,161
Liabilities:
Derivatives	$—	$(17)	$—	$(17)
Total liabilities	$—	$(17)	$—	$(17)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Year ended December 31, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total gains (losses):
Recognized in net income	(7)	—	—	(6)	(13)
Recognized in accumulated other comprehensive loss	3	—	—	—	3
Purchases	122	—	2	65	189
Sales	(22)	—	—	(79)	(101)
Settlements	(71)	(2)	(6)	—	(79)
Transfers into Level III	—	—	3	2	5
Transfers out of Level III	(9)	(2)	(9)	(210)	(230)
Ending balance at December 31, 2019	$303	$2	$7	$85	$397
Change in unrealized losses included in net income related to assets still held at December 31, 2019	$—	$—	$—	$6	$6

Year ended December 31, 2018
Beginning balance at January 1, 2018	$229	$5	$16	$287	$537
Total (losses) gains:
Recognized in net income	1	—	—	(229)	(228)
Recognized in accumulated other comprehensive loss	(5)	—	—	—	(5)
Purchases	120	2	18	290	430
Sales	(33)	—	(1)	(35)	(69)
Settlements	(88)	(1)	(10)	—	(99)
Transfers into Level III	65	—	9	—	74
Transfers out of Level III	(2)	—	(15)	—	(17)
Ending balance at December 31, 2018	$287	$6	$17	$313	$623
Change in unrealized losses included in net income related to assets still held at December 31, 2018	$—	$—	$—	$30	$30

Year ended December 31, 2017
Beginning balance at January 1, 2017	$239	$11	$43	$188	$481
Total (losses) gains:
Recognized in net income	(1)	—	—	—	(1)
Recognized in accumulated other comprehensive loss	3	—	—	11	14
Purchases	88	4	36	89	217
Sales	(48)	(5)	(1)	(1)	(55)
Settlements	(64)	(2)	(7)	—	(73)
Transfers into Level III	15	3	15	—	33
Transfers out of Level III	(3)	(6)	(70)	—	(79)
Ending balance at December 31, 2017	$229	$5	$16	$287	$537
Change in unrealized losses included in net income related to assets still held at December 31, 2017	$(3)	$—	$—	$—	$(3)

There were no individually material transfers into or out of Level III during the years ended December 31, 2019, 2018 or 2017.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2019, 2018 or 2017.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of America’s 1st Choice on February 15, 2018. The net assets acquired in our acquisition of America’s 1st Choice and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of America’s 1st Choice assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of America’s 1st Choice were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of America’s 1st Choice described above, there were no other material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2019 or 2018.
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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2019 and 2018 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2019
Assets:
Other invested assets, long-term	$4,228	$—	$—	$4,228	$4,228
Liabilities:
Debt:
Short-term borrowings	700	—	700	—	700
Commercial paper	400	—	400	—	400
Notes	18,840	—	20,470	—	20,470
Convertible debentures	145	—	904	—	904

December 31, 2018
Assets:
Other invested assets, long-term	$3,726	$—	$—	$3,726	$3,726
Liabilities:
Debt:
Short-term borrowings	1,145	—	1,145	—	1,145
Commercial paper	697	—	697	—	697
Notes	17,178	—	17,145	—	17,145
Convertible debentures	191	—	1,030	—	1,030

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

7. Income Taxes
The components of deferred income taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets relating to:
Retirement benefits	$211	$226
Accrued expenses	280	301
Insurance reserves	114	96
Net operating loss carryforwards	4	7
Bad debt reserves	82	104
State income tax	11	32
Deferred compensation	22	20
Unrealized losses on securities	—	41
Other	77	72
Total deferred tax assets	801	899
Deferred tax liabilities relating to:
Investment basis difference	78	52
Unrealized gains on securities	153	—
Intangible assets:
Trademarks and state Medicaid licenses	1,529	1,529
Customer, provider and hospital relationships	239	290
Internally developed software and other amortization differences	528	461
Retirement benefits	194	183
Debt discount	19	27
State deferred tax	77	105
Depreciation and amortization	48	47
Other	163	165
Total deferred tax liabilities	3,028	2,859
Net deferred tax liability	$2,227	$1,960

Included as a component of the state deferred tax liabilities above is a net valuation allowance for states net operating losses of $45 and $95, respectively, at December 31, 2019 and 2018.

Significant components of the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consist of the following:

	2019	2018	2017
Current tax expense:
Federal	$1,019	$1,128	$1,356
State and local	84	78	39
Total current tax expense	1,103	1,206	1,395
Deferred tax expense (benefit)	75	112	(1,274)
Total income tax expense	$1,178	$1,318	$121

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

State and local current tax expense is reported gross of federal benefit, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included in multiple lines in the following rate reconciliation table on a net of federal tax basis.
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,257	21.0%	$1,064	21.0%	$1,387	35.0%
State and local income taxes net of federal tax expense/benefit	138	2.3	63	1.2	(2)	(0.1)
Tax exempt interest and dividends received deduction	(24)	(0.4)	(27)	(0.5)	(58)	(1.4)
HIP Fee	—	—	324	6.4	—	—
Tax Cuts and Jobs Act	—	—	(28)	(0.6)	(1,108)	(27.9)
Other, net	(193)	(3.2)	(78)	(1.5)	(98)	(2.5)
Total income tax expense	$1,178	19.7%	$1,318	26.0%	$121	3.1%

During the year ended December 31, 2018, we recognized income tax expense of $324, or $1.23 per diluted share, as a result of the non-tax deductibility of the HIP Fee payment. On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act, which contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions. At December 31, 2018, we completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act and there was no material change to our 2017 provisional amount. In addition we reclassified, for our interim and annual reporting periods beginning on January 1, 2018, $91 of stranded tax effects from accumulated other comprehensive loss to retained earnings on our consolidated balance sheets.
During the year ended December 31, 2017, we recognized an income tax benefit of $1,108, or $4.14 per diluted share, as a result of the provisional amount recorded related to the remeasurement of our deferred tax balance as a result of the enactment of the Tax Cuts and Jobs Act. The HIP Fee payment was suspended for 2017.
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Balance at January 1	$241	$190
Additions based on:
Tax positions related to current year	1	35
Tax positions related to prior years	—	50
Reductions based on:
Tax positions related to prior years	(63)	(31)
Settlements with taxing authorities	(33)	(3)
Balance at December 31	$146	$241

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $140 and $237 at December 31, 2019 and 2018, respectively. Also included in the table above, at December 31, 2019, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. In

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

addition to the contingent liabilities included in the table above, during 2017 we filed protective state income tax refund claims of approximately $310. There were no equivalent protective state income tax refund claims filed in 2019 or 2018.
For the year ended December 31, 2019, tax loss contingencies recorded in a prior year were released; therefore, we recognized a net interest benefit of $11. For the years ended December 31, 2018 and 2017, we recognized a net interest expense of $15 and $3, respectively. We had accrued approximately $26 and $37 for the payment of interest at December 31, 2019 and 2018, respectively.
As of December 31, 2019, as further described below, certain tax years remain open to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $(9) to $(102).
We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2019, the IRS examination of our 2019 and 2017 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in selling, general and administrative expense.
At December 31, 2019, we had unused federal tax net operating loss carryforwards of approximately $8 to offset future taxable income. The loss carryforwards expire in the years 2032 through 2037. During 2019, 2018 and 2017, federal income taxes paid totaled $1,403, $738 and $1,503, respectively.
8. Property and Equipment
A summary of property and equipment at December 31, 2019 and 2018 is as follows:

	2019	2018
Computer software, purchased and internally developed	$4,314	$3,532
Computer equipment, furniture and other equipment	1,264	1,266
Leasehold improvements	715	563
Building and improvements	169	169
Land and improvements	17	18
Property and equipment, gross	6,479	5,548
Accumulated depreciation and amortization	(3,346)	(2,813)
Property and equipment, net	$3,133	$2,735

Depreciation expense for 2019, 2018 and 2017 was $147, $124 and $111, respectively. Amortization expense on computer software and leasehold improvements for 2019, 2018 and 2017 was $528, $528 and $490, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2019, 2018 and 2017 of $450, $465 and $435, respectively. Capitalized costs related to the internal development of software of $3,939 and $3,226 at December 31, 2019 and 2018, respectively, are reported with computer software.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 19, “Segment Information”) for 2019 and 2018 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Balance as of January 1, 2018	$11,818	$7,402	$11	$19,231
Acquisitions	—	1,285	—	1,285
Adjustments	(267)	266	(11)	(12)
Balance as of December 31, 2018	11,551	8,953	—	20,504
Adjustments	—	(674)	670	(4)
Balance as of December 31, 2019	$11,551	$8,279	$670	$20,500
Accumulated impairment as of December 31, 2019	$(41)	$—	$—	$(41)

The increase in goodwill in 2018 was primarily due to the acquisition of America’s 1st Choice in February 2018. For additional information regarding this acquisition, see Note 3, “Business Acquisitions”.
Goodwill adjustments in 2019 include certain reclassifications made for changes in segment reporting. The adjustments in 2018 include measurement period adjustments for HealthSun as well as certain reclassifications made for changes in segment reporting. For additional information, see Note 19, “Segment Information”.
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2019, 2018 and 2017. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2019, 2018 or 2017, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2019 and 2018 are as follows:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$4,500	$(3,469)	$1,031	$4,495	$(3,185)	$1,310
Provider and hospital relationships	228	(98)	130	228	(85)	143
Other	352	(129)	223	352	(88)	264
Total	5,080	(3,696)	1,384	5,075	(3,358)	1,717
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,299	—	6,299	6,299	—	6,299
State Medicaid licenses	991	—	991	991	—	991
Total	7,290	—	7,290	7,290	—	7,290
Other intangible assets	$12,370	$(3,696)	$8,674	$12,365	$(3,358)	$9,007

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, the estimated amortization expense for each of the five succeeding years is as follows: 2020, $290; 2021, $244; 2022, $195; 2023, $162; and 2024, $85.
10. Retirement Benefits
 We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.
The Anthem Cash Balance Plan A and the Anthem Cash Balance Plan B are cash balance pension plans covering certain eligible employees of the affiliated companies that participate in these plans. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continued to accrue benefits. Participants who did not receive credits and/or benefit accruals were included in the Anthem Cash Balance Plan A, while employees who were still receiving credits and/or benefits participated in the Anthem Cash Balance Plan B. Effective January 1, 2019, benefits under the Anthem Cash Balance Plan B were curtailed. All grandfathered participants no longer have pay credits added to their accounts but continue to earn interest on existing account balances. Participants continue to earn years of pension service for vesting purposes. Several pension plans acquired through various corporate mergers and acquisitions were merged into these plans in prior years.
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
All of the plans’ assets consist primarily of equity securities, fixed maturity securities, investment funds and cash. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as amended by the Pension Protection Act of 2006, and in accordance with income tax regulations, plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.
We use a December 31 measurement date for determining benefit obligations and the fair value of plan assets.
The following tables disclose consolidated “pension benefits,” which include the defined benefit pension plans described above, and consolidated “other benefits,” which include postretirement health and welfare benefits including medical, vision and dental benefits offered to certain employees. Calculations were computed using assumptions at the December 31 measurement dates.
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Benefit obligation at beginning of year	$1,743	$1,872	$431	$524
Service cost	—	8	1	1
Interest cost	62	55	15	15
Actuarial loss (gain)	200	(70)	5	(57)
Benefits paid	(125)	(122)	(29)	(52)
Benefit obligation at end of year	$1,880	$1,743	$423	$431

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$1,818	$2,012	$336	$356
Actual return on plan assets	329	(76)	55	(17)
Employer contributions	4	4	5	49
Benefits paid	(125)	(122)	(29)	(52)
Fair value of plan assets at end of year	$2,026	$1,818	$367	$336

 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Noncurrent assets	$212	$134	$—	$—
Current liabilities	(6)	(6)	—	—
Noncurrent liabilities	(60)	(53)	(56)	(95)
Net amount at December 31	$146	$75	$(56)	$(95)

 The net amounts included in accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Net actuarial loss	$734	$751	$25	$58
Prior service cost (credit)	1	1	(19)	(34)
Net amount before tax at December 31	$735	$752	$6	$24

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $22 and $0, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $0 and $7, respectively.
The accumulated benefit obligation for the defined benefit pension plans was $1,878 and $1,742 at December 31, 2019 and 2018, respectively.
As of December 31, 2019, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $104, $102 and $39, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	3.11%	4.15%	2.93%	4.04%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.33%	7.44%	7.00%	7.00%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2019	2018	2017
Pension Benefits
Service cost	$—	$8	$10
Interest cost	62	55	66
Expected return on assets	(138)	(147)	(147)
Recognized actuarial loss	17	22	22
Settlement loss	9	5	7
Net periodic benefit credit	$(50)	$(57)	$(42)

Other Benefits
Service cost	$1	$1	$1
Interest cost	15	15	21
Expected return on assets	(22)	(24)	(23)
Recognized actuarial loss	2	3	11
Amortization of prior service credit	(12)	(12)	(13)
Net periodic benefit credit	$(16)	$(17)	$(3)

During the years ended December 31, 2019, 2018 and 2017, we incurred total settlement losses of $9, $5 and $7, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2019	2018	2017
Pension Benefits
Discount rate	4.15%	3.44%	3.77%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.44%	7.83%	7.95%

Other Benefits
Discount rate	4.04%	3.42%	3.82%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.00%	7.00%	7.00%

The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2019 measurement date was 7.00% for 2020 with a gradual decline to 4.50% by the year 2028. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2019 measurement date was 6.00% for 2020 with a gradual decline to 4.50% by the year 2028. These estimated trend rates are subject to change in the future. The healthcare cost trend rate assumption affects the amounts reported. For example, an increase in the assumed healthcare cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2019 by $23 and would increase service and interest costs by $1. Conversely, a decrease in the assumed healthcare cost trend rate of one percentage point would decrease the postretirement benefit obligation as of December 31, 2019 by $20 and would decrease service and interest costs by $1.
Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. The

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

weighted-average target allocation for pension benefit plan assets is 44% equity securities, 48% fixed maturity securities, and 8% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds and asset-backed investments issued by corporations and the U.S. government. Other types of investments primarily include insurance contracts designed specifically for employee benefit plans and partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2019, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.
 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2019, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $64, are as follows (see Note 6, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2019
Pension Benefit Assets:
Equity securities:
U.S. securities	$626	$—	$—	$626
Foreign securities	197	—	—	197
Mutual funds	38	—	—	38
Fixed maturity securities:
Government securities	—	252	—	252
Corporate securities	—	339	—	339
Asset-backed securities	—	163	—	163
Other types of investments:
Alternative investments	—	136	52	188
Insurance company contracts	—	—	175	175
Total pension benefit assets	$861	$890	$227	$1,978

Other Benefit Assets:
Equity securities:
U.S. securities	$8	$—	$—	$8
Foreign securities	2	—	—	2
Mutual funds	25	—	—	25
Fixed maturity securities:
Government securities	—	2	—	2
Corporate securities	—	4	—	4
Asset-backed securities	—	3	—	3
Other types of investments:
Alternative investments	—	1	—	1
Life insurance contracts	—	—	294	294
Investment in DOL 103-12 trust	—	12	—	12
Total other benefit assets	$35	$22	$294	$351

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2018, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $69, are as follows:

	Level I	Level II	Level III	Total
December 31, 2018
Pension Benefit Assets:
Equity securities:
U.S. securities	$488	$—	$—	$488
Foreign securities	147	—	—	147
Mutual funds	36	—	—	36
Fixed maturity securities:
Government securities	—	248	—	248
Corporate securities	—	347	—	347
Asset-backed securities	—	153	—	153
Other types of investments:
Alternative investments	—	—	187	187
Insurance company contracts	—	—	166	166
Total pension benefit assets	$671	$748	$353	$1,772

Other Benefit Assets:
Equity securities:
U.S. securities	$9	$—	$—	$9
Foreign securities	3	—	—	3
Mutual funds	27	—	—	27
Fixed maturity securities:
Government securities	—	3	—	3
Corporate securities	—	5	—	5
Asset-backed securities	—	5	—	5
Other types of investments:
Alternative investments	—	—	2	2
Life insurance contracts	—	—	249	249
Investment in DOL 103-12 trust	—	10	—	10
Total other benefit assets	$39	$23	$251	$313

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Alternative Investments	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2019
Beginning balance at January 1, 2019	$189	$166	$249	$604
Actual return on plan assets relating to assets still held at the reporting date	28	12	45	85
Purchases	24	6	—	30
Sales	(52)	(9)	—	(61)
Transfers out of Level III	(137)	—	—	(137)
Ending balance at December 31, 2019	$52	$175	$294	$521

Year ended December 31, 2018
Beginning balance at January 1, 2018	$221	$173	$269	$663
Actual return on plan assets relating to assets still held at the reporting date	(10)	(7)	(15)	(32)
Purchases	—	8	—	8
Sales	(22)	(8)	(5)	(35)
Ending balance at December 31, 2018	$189	$166	$249	$604

Year ended December 31, 2017
Beginning balance at January 1, 2017	$114	$173	$238	$525
Actual return on plan assets relating to assets still held at the reporting date	20	(1)	31	50
Purchases	126	10	—	136
Sales	(39)	(9)	—	(48)
Ending balance at December 31, 2017	$221	$173	$269	$663

During 2019, we transferred one of our alternative investments from Level III to Level II based on the inputs used to measure fair value. There were no other transfers into or out of Level III during the years ended December 31, 2019, 2018 or 2017.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2019, 2018 and 2017, no material contributions were necessary to meet ERISA required funding levels. However, during each of the years ended December 31, 2019, 2018 and 2017, we made tax deductible discretionary contributions to the pension benefit plans of $4. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2020	$126	$37
2021	126	36
2022	127	35
2023	124	34
2024	120	33
2025 - 2029	567	140

In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan, which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $201, $211 and $142 during 2019, 2018 and 2017, respectively. Contributions in 2018 include approximately $58 for a one time contribution made to employees following the enactment of the Tax Cuts and Jobs Act.
11. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 19, “Segment Information”), for the year ended December 31, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$2,586	$4,680	$7,266
Ceded medical claims payable, beginning of year	(10)	(24)	(34)
Net medical claims payable, beginning of year	2,576	4,656	7,232
Net incurred medical claims:
Current year	25,942	52,753	78,695
Prior years redundancies	(190)	(310)	(500)
Total net incurred medical claims	25,752	52,443	78,195
Net payments attributable to:
Current year medical claims	23,026	47,268	70,294
Prior years medical claims	2,277	4,242	6,519
Total net payments	25,303	51,510	76,813
Net medical claims payable, end of year	3,025	5,589	8,614
Ceded medical claims payable, end of year	14	19	33
Gross medical claims payable, end of year	$3,039	$5,608	$8,647

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2018 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,383	$4,431	$7,814
Ceded medical claims payable, beginning of year	(78)	(27)	(105)
Net medical claims payable, beginning of year	3,305	4,404	7,709
Business combinations and purchase adjustments	—	199	199
Net incurred medical claims:
Current year	24,094	45,487	69,581
Prior years redundancies	(456)	(474)	(930)
Total net incurred medical claims	23,638	45,013	68,651
Net payments attributable to:
Current year medical claims	21,633	41,115	62,748
Prior years medical claims	2,734	3,845	6,579
Total net payments	24,367	44,960	69,327
Net medical claims payable, end of year	2,576	4,656	7,232
Ceded medical claims payable, end of year	10	24	34
Gross medical claims payable, end of year	$2,586	$4,680	$7,266
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2017 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$3,247	$4,409	$7,656
Ceded medical claims payable, beginning of year	(521)	(18)	(539)
Net medical claims payable, beginning of year	2,726	4,391	7,117
Business combinations and purchase adjustments	—	76	76
Net incurred medical claims:
Current year	29,467	40,910	70,377
Prior years redundancies	(462)	(671)	(1,133)
Total net incurred medical claims	29,005	40,239	69,244
Net payments attributable to:
Current year medical claims	26,250	36,673	62,923
Prior years medical claims	2,176	3,629	5,805
Total net payments	28,426	40,302	68,728
Net medical claims payable, end of year	3,305	4,404	7,709
Ceded medical claims payable, end of year	78	27	105
Gross medical claims payable, end of year	$3,383	$4,431	$7,814

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

estimated. The prior year redundancy of $500 shown above for the year ended December 31, 2019 represents an estimate based on paid claim activity from January 1, 2019 to December 31, 2019. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $500 redundancy relates to claims incurred in calendar year 2018.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2019, 2018 and 2017, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2019	2018	2017
Assumed trend factors	$(325)	$(515)	$(631)
Assumed completion factors	(175)	(415)	(502)
Total	$(500)	$(930)	$(1,133)

The favorable development recognized in 2019 resulted primarily from trend factors in late 2018 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.
The favorable development recognized in 2018 and 2017 resulted from trend and completion factors developing more favorably than originally expected.
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2019	2018	2017
Net incurred medical claims:
Commercial & Specialty Business	$25,752	$23,638	$29,005
Government Business	52,443	45,013	40,239
Total net incurred medical claims	78,195	68,651	69,244
Quality improvement and other claims expense	3,591	3,244	2,992
Benefit expense	$81,786	$71,895	$72,236

Incurred claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2019, 2018 and 2017 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2017	2018
Claim Years	(Unaudited)	(Unaudited)	2019
2017 & Prior	$31,731	$31,275	$31,241
2018		24,094	23,938
2019			25,942
Total			$81,121

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2019, 2018 and 2017 is as follows:

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2017	2018
Claim Years	(Unaudited)	(Unaudited)	2019
2017 & Prior	$28,426	$31,160	$31,210
2018		21,633	23,860
2019			23,026
Total			$78,096
At December 31, 2019, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $31, $78 and $2,916 for the claim years 2017 and prior, 2018 and 2019, respectively.
At December 31, 2019, the cumulative number of reported claims for the Commercial & Specialty Business was 121, 89 and 84 for the claim years 2017 and prior, 2018 and 2019, respectively.
Incurred claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2019, 2018 and 2017 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2017	2018
Claim Years	(Unaudited)	(Unaudited)	2019
2017 & Prior	$44,706	$44,232	$44,120
2018		45,686	45,488
2019			52,753
Total			$142,361
Paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2019, 2018 and 2017 is as follows:

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2017	2018
Claim Years	(Unaudited)	(Unaudited)	2019
2017 & Prior	$40,302	$44,147	$44,104
2018		41,115	45,400
2019			47,268
Total			$136,772

At December 31, 2019, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $16, $89 and $5,484 for the claim years 2017 and prior, 2018 and 2019, respectively.
At December 31, 2019, the cumulative number of reported claims for the Government Business was 221, 216 and 230 for the claim years 2017 and prior, 2018 and 2019, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2017 and 2018, for both the Commercial & Specialty Business and Government Business, is unaudited and presented as supplementary information.

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
The reconciliation of the Commercial & Specialty Business and Government Business incurred and paid claims development information for the three years ended December 31, 2019, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of December 31, 2019, is as follows:

	Commercial & Specialty Business	Government Business	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$81,121	$142,361	$223,482
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	78,096	136,772	214,868
Net medical claims payable, end of year	3,025	5,589	8,614
Ceded medical claims payable, end of year	14	19	33
Insurance lines other than short duration	—	195	195
Gross medical claims payable, end of year	$3,039	$5,803	$8,842

12. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2019 and 2018, $650 and $645, respectively, were outstanding under our short-term FHLB borrowings. These outstanding short-term FHLB borrowings at December 31, 2019 and 2018 had fixed interest rates of 1.664% and 2.458%, respectively.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit, or the Subsidiary Credit Facilities, with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $600. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. At December 31, 2019 and 2018, $50 and $500, respectively, were outstanding under our Subsidiary Credit Facilities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term Debt
The carrying value of long-term debt at December 31, 2019 and 2018 consists of the following:

	2019	2018
Senior unsecured notes:
2.250%, due 2019	$—	$849
2.500%, due 2020	899	897
4.350%, due 2020	699	688
3.700%, due 2021	699	698
2.950%, due 2022	747	747
3.125%, due 2022	847	846
3.300%, due 2023	1,013	1,000
3.350%, due 2024	846	846
3.500%, due 2024	795	794
2.375%, due 2025	845	—
3.650%, due 2027	1,590	1,589
4.101%, due 2028	1,253	1,250
2.875%, due 2029	819	—
5.950%, due 2034	334	334
5.850%, due 2036	396	396
6.375%, due 2037	366	366
5.800%, due 2040	124	124
4.625%, due 2042	888	887
4.650%, due 2043	987	986
4.650%, due 2044	792	791
5.100%, due 2044	594	594
4.375%, due 2047	1,386	1,386
4.550%, due 2048	838	838
3.700%, due 2049	811	—
4.850%, due 2054	247	247
Surplus note:
9.000%, due 2027	25	25
Senior convertible debentures:
2.750%, due 2042	145	191
Variable rate debt:
Commercial paper program	400	697
Total long-term debt	19,385	18,066
Current portion of long-term debt	(1,598)	(849)
Long-term debt, less current portion	$17,787	$17,217

All debt is a direct obligation of Anthem, Inc., except for the surplus note, the FHLB borrowings and the Subsidiary Credit Facilities.
We generally issue senior unsecured notes, or Notes, for long-term borrowing purposes. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating.
On September 9, 2019, we issued $850 aggregate principal amount of 2.375% Notes due 2025, or the 2025 Notes, $825 aggregate principal amount of 2.875% Notes due 2029, or the 2029 Notes, and $825 aggregate principal amount of 3.700% Notes due 2049, or the 2049 Notes, under our shelf registration statement. Interest on the 2025 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2020. Interest on the 2029 Notes and the 2049 Notes is payable semi-annually in arrears on March 15 and September 15 each year, commencing March 15, 2020. The proceeds were used for working capital and general corporate purposes, including, but not limited to, the repurchase of our common stock pursuant to our share repurchase program, repayment of short-term and long-term debt and to fund acquisitions.
On August 15, 2019, we repaid, at maturity, the $850 outstanding balance of our 2.250% senior unsecured notes.
On July 16, 2018, we repaid, at maturity, the $650 outstanding balance of our 2.300% senior unsecured notes. On January 15, 2018, we repaid, at maturity, the $625 outstanding balance of our 1.875% senior unsecured notes.
On May 1, 2018, we settled our Equity Units stock purchase contracts at a settlement rate of 0.2412 shares of our common stock, using a market value formula set forth in the Equity Units purchase contracts. This resulted in the issuance of approximately 6 shares. We had issued 25 Equity Units on May 12, 2015, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250. Each Equity Unit had a stated amount of $50 (whole dollars) and consisted of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes, or RSNs, due 2028. On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250 principal amount of our 4.101% senior notes due 2028, or the 2028 Notes, and a cash payment of $4. We canceled the RSNs upon receipt and recognized a loss on extinguishment of debt of $18. At the remarketing, we also issued $850 aggregate principal amount of 4.550% notes due 2048, or the 2048 Notes, under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2018.
On November 21, 2017, we issued $900 aggregate principal amount of 2.500% Notes due 2020, or the 2020 Notes, $750 aggregate principal amount of 2.950% Notes due 2022, or the 2022 Notes, $850 aggregate principal amount of 3.350% Notes due 2024, or the 2024 Notes, $1,600 aggregate principal amount of 3.650% Notes due 2027, or the 2027 Notes and $1,400 aggregate principal amount of 4.375% Notes due 2047, or the 2047 Notes, under our shelf registration statement. Interest on the 2020 Notes is payable semi-annually in arrears on May 21 and November 21 of each year, commencing on May 21, 2018. Interest on the 2022 Notes, the 2024 Notes, the 2027 Notes and the 2047 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The net proceeds were used to fund the acquisitions of HealthSun and America’s 1st Choice; and redemption of the Tender Notes, discussed below.
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
We have a senior revolving credit facility, or the 5-Year Facility, with a group of lenders for general corporate purposes. In June 2019, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date from August 2020 to June 2024 and decrease the amount of credit available from $3,500 to $2,500. In June 2019, we also entered into a 364-day senior revolving credit facility, or 364-Day Facility, with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000 and matures in June 2020. There were no amounts outstanding under the 5-Year Facility or the 364-Day Facility at any time during the years ended December 31, 2019 or 2018.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. In August 2019, we increased the amount available under the commercial paper program from $2,500 to $3,500. At December 31, 2019, we had $400 outstanding under our commercial paper program with a weighted-average interest rate of 1.8528%. At December 31, 2018, we had $697 outstanding under our commercial paper program with a weighted-average interest rate of 2.8270%. Commercial paper borrowings have been classified as long-term debt at December 31, 2019 and 2018, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the senior revolving credit facilities described above.
During the year ended December 31, 2015, we entered into a bridge facility commitment letter and a joinder agreement, and a term loan facility, to finance a portion of the consideration under the now terminated Cigna Merger Agreement. In January 2017, we reduced the size of the bridge facility from $22,500 to $19,500 and extended the termination date under the Cigna Merger Agreement, as well as the availability of commitments under the bridge facility and term loan facility, to April 30, 2017. We recorded $108 of interest expense related to the amortization of the bridge loan facility and other related fees during the year ended December 31, 2017. The commitment of the lenders to provide the bridge facility and term loan facility expired on April 30, 2017.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
During the year ended December 31, 2019, we repurchased $15 of the aggregate principal balance of the Debentures. In addition, $57 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $273. We recognized a loss on the extinguishment of debt related to the Debentures of $2, based on the fair values of the debt on the repurchase and conversion settlement dates. During the year ended December 31, 2018, $109 aggregate principal amount of the Debentures was surrendered for conversion. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $402. We recognized a gain on the extinguishment of debt related to the debentures of $7. During the year ended December 31, 2017, $117 aggregate principal amount of the Debentures was surrendered for conversion. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $345 and recognized a loss on the extinguishment of debt related to the debentures of $2.
As of December 31, 2019, our common stock was last traded at a price of $302.03 per share. If the remaining Debentures had been converted or matured at December 31, 2019, we would have been obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $691. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.
The following table summarizes, at December 31, 2019, the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$215
Unamortized debt discount	$68
Net debt carrying amount	$145
Equity component carrying amount	$78
Conversion rate (shares of common stock per $1,000 of principal amount)	13.9500
Effective conversion price (per $1,000 of principal amount)	$71.6843

The remaining amortization period of the unamortized debt discount as of December 31, 2019 is approximately 23 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the years ended December 31, 2019, 2018 and 2017, we recognized $9, $12 and $17, respectively, of interest expense related to the Debentures, of which $7, $10 and $14, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $2, $2 and $3, respectively, represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2019, 2018 and 2017 was $755, $728, and $778, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2019 and 2018.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Future maturities of all long-term debt outstanding at December 31, 2019 are as follows: 2020, $1,998; 2021, $699; 2022, $1,594; 2023, $1,013; 2024, $1,641 and thereafter, $12,440.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $750 at December 31, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees, or Blue plans, across the country. The cases were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act, or Sherman Act, and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and actions filed in twenty-eight states have been consolidated into the multi-district proceeding.
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. No dates have been set for either the final pretrial conferences or trials in these actions. In March 2019, the Court issued a Fourth Amended Scheduling Order requiring that briefing on motions for class certification and related expert reports, merits and damages expert reports, and certain dispositive motions occur in 2019. In April 2019, plaintiffs filed their motions for class certification in conjunction with their supporting expert reports. Defendants filed their motions to exclude plaintiffs’ experts, as well as their opposition to plaintiffs’ motions for class certification, in July 2019. The case has been stayed until further notice from the Court.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. Although the California Court of Appeal initially accepted our writ, it later indicated that it will not hear the issues raised by our writ until the case concludes in the Superior Court. The Superior Court has postponed the March 2020 trial date to July 2020. The parties are currently engaged in discovery and are in the process of retaining experts. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor for PBM services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties, or the ESI PBM Agreement, over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement between the parties, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) was required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement; and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. Fact discovery has been completed. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
In re Express Scripts/Anthem ERISA Litigation
We are a defendant in a class action lawsuit that was initially filed in June 2016 against Anthem, Inc. and Express Scripts, which has been consolidated into a single multi-district lawsuit captioned In Re Express Scripts/Anthem ERISA Litigation, in the U.S. District Court for the Southern District of New York. The consolidated complaint was filed by plaintiffs against Express Scripts and us on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to December 31, 2019 in which we provided prescription drug benefits through the ESI PBM Agreement and paid a percentage based co-insurance payment in the course of using that prescription drug benefit. The plaintiffs allege that we breached our duties, either under ERISA or with respect to the implied covenant of

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

good faith and fair dealing implied in the health plans, (i) by failing to adequately monitor Express Scripts’ pricing under the ESI PBM Agreement and (ii) by placing our own pecuniary interest above the best interests of our insureds by allegedly agreeing to higher pricing in the ESI PBM Agreement in exchange for the purchase price for our NextRx PBM business, and (iii) with respect to the non-ERISA members, by negotiating and entering into the ESI PBM Agreement that was allegedly detrimental to the interests of such non-ERISA members. Plaintiffs seek to hold us and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing argument in November 2019 and took the matter under consideration. In February 2020, the Delaware Court requested supplemental briefing. The parties have been instructed to negotiate a schedule for the supplemental submissions. We believe Cigna’s allegations are without merit, and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
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
Cyber Attack Regulatory Proceedings and Litigation
In February 2015, we reported that we were the target of a sophisticated external cyber attack, during which the attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. To date, there is no evidence that credit card or medical information was accessed or

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

obtained. Upon discovery of the cyber attack, we took immediate action to remediate the security vulnerability and have continued to implement security enhancements since this incident.
Federal and state agencies are investigating, or have investigated, events related to the cyber attack, including how it occurred, its consequences and our responses. The investigations have all been resolved with the exception of an ongoing investigation by a multi-state group of attorneys general, which remains outstanding. Although we are cooperating in this investigation, we may be subject to additional fines or other obligations. We intend to vigorously defend the remaining regulatory investigation; however, its ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
In the second quarter of 2019, we began using our new pharmacy benefits manager called IngenioRx to market and sell a PBM product to fully-insured and self-funded Anthem health plan customers throughout the country, as well as to customers outside of the health plans we own. This comprehensive product portfolio includes features such as drug formularies, a pharmacy network, prescription drug database, member services and mail order capabilities. Also beginning in the second quarter of 2019, we began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., or CVS Health, which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement with CVS Health, or the CVS PBM Agreement. We intend to retain the responsibilities for IngenioRx’s clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts pursuant to the ESI PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019, due to the acquisition of Express Scripts by Cigna. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members on January 1, 2020. Prior to the termination of the ESI PBM Agreement, Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support. Express Scripts continues to provide certain audit and run out transition services related to our PBM business. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings–Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of December 31, 2019.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2019, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three year installments. Performance units issued in 2019 will vest in 2022, based on earnings targets over the three year period of 2019 to 2021. Performance units issued in 2018 will vest in 2021, based on earnings targets over the three year period of 2018 to 2020. Performance units issued in 2017 will vest in 2020, based on earnings targets over the three year period of 2017 to 2019.
For the years ended December 31, 2019, 2018 and 2017, we recognized share-based compensation expense of $294, $226 and $170, respectively, as well as related tax benefits of $78, $61 and $68, respectively.
A summary of stock option activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3.7	$149.65
Granted	0.7	306.61
Exercised	(1.2)	126.10
Forfeited or expired	(0.1)	241.26
Outstanding at December 31, 2019	3.1	190.31	6.18	$355
Exercisable at December 31, 2019	2.0	145.37	4.93	$312

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 amounted to $188, $172 and $192, respectively. We recognized tax benefits of $52, $47 and $76 during the years ended December 31, 2019, 2018 and 2017, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2019, 2018 and 2017, we received cash of $143, $141 and $200, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2019, 2018 and 2017 was $245, $237 and $127, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2019 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2019	1.7	$183.32
Granted	0.6	305.88
Vested	(0.8)	153.79
Forfeited	(0.1)	242.38
Nonvested at December 31, 2019	1.4	242.47

During the year ended December 31, 2019, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earning targets over the three year period of 2019 to 2021. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2021, based on results in the three year period.
As of December 31, 2019, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units, amounted to $25 and $139, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 12 months, respectively.
As of December 31, 2019, there were approximately 20.5 shares of common stock available for future grants under the 2017 Incentive Plan.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.69%	2.90%	2.31%
Volatility factor	25.00%	30.00%	32.00%
Dividend yield (annual)	1.00%	1.30%	1.60%
Weighted-average expected life (years)	4.40	3.70	4.00

The following weighted-average fair values were determined for the years ending December 31, 2019, 2018 and 2017:

	2019	2018	2017
Options granted during the year	$68.66	$55.48	$40.88
Restricted stock awards granted during the year	305.88	233.73	174.44

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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount was recognized as compensation expense for the year ended December 31, 2019, based on GAAP guidance. There were 0.2 shares issued during the year ended December 31, 2019. As of December 31, 2019, 4.9 shares were available for issuance under the Stock Purchase Plan.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the cash dividend activity for the years ended December 31, 2019 and 2018 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206
April 23, 2019	June 10, 2019	June 25, 2019	0.80	206
July 23, 2019	September 10, 2019	September 25, 2019	0.80	204
October 22, 2019	December 5, 2019	December 20, 2019	0.80	202

Year ended December 31, 2018
January 30, 2018	March 9, 2018	March 23, 2018	$0.75	$192
April 24, 2018	June 8, 2018	June 25, 2018	0.75	196
July 24, 2018	September 10, 2018	September 25, 2018	0.75	195
October 30, 2018	December 5, 2018	December 21, 2018	0.75	193

On January 28, 2020, our Audit Committee declared a quarterly cash dividend to shareholders of $0.95 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 27, 2020 to the shareholders of record as of March 16, 2020.
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
A summary of common stock repurchases for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31
	2019	2018
Shares repurchased	6.3	6.8
Average price per share	$268.65	$248.34
Aggregate cost	$1,701	$1,685
Authorization remaining at end of year	$3,792	$5,493

We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 12, “Debt.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at December 31, 2019 and 2018 is as follows:

	2019	2018
Investments:
Gross unrealized gains	$720	$173
Gross unrealized losses	(44)	(371)
Net pretax unrealized gains (losses)	676	(198)
Deferred tax (liability) asset	(155)	39
Net unrealized gains (losses) on investments	521	(159)
Non-credit components of OTTI on investments:
Gross unrealized losses	(3)	(3)
Deferred tax asset	1	1
Net unrealized non-credit component of OTTI on investments	(2)	(2)
Cash flow hedges:
Gross unrealized losses	(331)	(311)
Deferred tax asset	69	65
Net unrealized losses on cash flow hedges	(262)	(246)
Defined benefit pension plans:
Deferred net actuarial loss	(734)	(751)
Deferred prior service cost	(1)	(1)
Deferred tax asset	188	193
Net unrecognized periodic benefit costs for defined benefit pension plans	(547)	(559)
Postretirement benefit plans:
Deferred net actuarial loss	(25)	(58)
Deferred prior service credits	19	34
Deferred tax asset	2	6
Net unrecognized periodic benefit costs for postretirement benefit plans	(4)	(18)
Foreign currency translation adjustments:
Gross unrealized losses	(3)	(3)
Deferred tax asset	1	1
Net unrealized losses on foreign currency translation adjustments	(2)	(2)
Accumulated other comprehensive loss	$(296)	$(986)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(198), $133, and ($153), respectively	$695	$(465)	$280
Reclassification adjustment for net realized (gain) loss on investment securities, net of tax expense (benefit) of $4, $(13), and $58, respectively	(15)	47	(107)
Total reclassification adjustment on investments	680	(418)	173
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax benefit (expense) of $0, $1, and ($3), respectively	—	(2)	4
Cash flow hedges:
Holding (loss) gain, net of tax benefit (expense) of $4, $(10), and $35, respectively	(16)	37	(65)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax (expense) benefit of $(9), $29, and $(35), respectively	26	(90)	51
Foreign currency translation adjustment, net of tax expense of $0, $0, and ($1), respectively	—	(1)	3
Net gain (loss) recognized in other comprehensive loss, net of tax (expense) benefit of $(199), $140, and ($99), respectively	$690	$(474)	$166

16. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
	Written	Earned	Written	Earned	Written	Earned
Direct	$93,953	$93,505	$84,835	$85,213	$83,974	$83,418
Assumed	822	713	264	259	275	275
Ceded	(45)	(45)	(51)	(51)	(44)	(45)
Net premiums	$94,730	$94,173	$85,048	$85,421	$84,205	$83,648
Percentage—assumed to net premiums	0.9%	0.8%	0.3%	0.3%	0.3%	0.3%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of net premiums written and earned by segment (see Note 19, “Segment Information”) for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial & Specialty Business	$32,113	$31,944	$30,661	$30,532	$35,382	$35,503
Government Business	62,617	62,229	54,387	54,889	48,823	48,145
Net premiums	$94,730	$94,173	$85,048	$85,421	$84,205	$83,648

The effect of reinsurance on benefit expense for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Direct	$81,254	$71,749	$72,135
Assumed	589	219	217
Ceded	(57)	(73)	(116)
Net benefit expense	$81,786	$71,895	$72,236

 The effect of reinsurance on certain assets and liabilities at December 31, 2019 and 2018 is as follows:

	2019	2018
Policy liabilities, assumed	$213	$50
Unearned income, assumed	114	6
Premiums payable, ceded	11	17
Premiums receivable, assumed	35	37

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

17. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 15 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$575
Lease liabilities, current	Other current liabilities	158
Lease liabilities, noncurrent	Other noncurrent liabilities	482

Year Ended December 31, 2019
Lease Expense
Operating lease expense	$198
Short-term lease expense	46
Sublease income	(16)
Total lease expense	$228

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$176
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$112
Weighted average remaining lease term, operating leases	6 years
Weighted average discount rate, operating leases	4.09%

Lease expense for 2018 and 2017 was $207 and $205, respectively.
At December 31, 2019, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2020	$172
2021	149
2022	136
2023	116
2024	87
Thereafter	135
Total future minimum payments	$795
Less imputed interest	(155)
Total lease liabilities	$640

As of December 31, 2019, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2020 and 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $394.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

18. Earnings per Share
The denominator for basic and diluted earnings per share at December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Denominator for basic earnings per share—weighted-average shares	255.5	258.1	261.5
Effect of dilutive securities—employee stock options, non-vested restricted stock awards, convertible debentures and equity units	4.8	6.1	6.3
Denominator for diluted earnings per share	260.3	264.2	267.8

During the years ended December 31, 2019, 2018 and 2017, weighted-average shares related to certain stock options of 0.6, 0.3 and 0.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Unit purchase contracts were settled in May 2018, and approximately 6.0 shares of our common stock were issued and included in the basic earnings per share calculation.
During the years ended December 31, 2019, 2018 and 2017, we issued approximately 0.2, 0.3 and 0.4 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2019 contingent restricted stock units are being measured over the three year period of 2019 through 2021, the 2018 contingent restricted stock units are being measured over the three year period of 2018 through 2020 and the 2017 contingent restricted stock units are being measured over the three year period of 2017 through 2019. Contingent restricted stock units generally vest in March of the year following each measurement period.
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
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with the FEHB program. Our Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Our Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families programs, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Prior to the second quarter of 2019, our Other segment included certain eliminations and corporate expenses not allocated to either of our other reportable segments. Beginning with the second quarter of 2019, our Other segment also includes IngenioRx, our PBM, which began operations during the second quarter of 2019. In addition, during the second quarter, we reclassified our integrated health services business, our Diversified Business Group, or DBG, from our Government Business segment to the Other segment to reflect changes in how our segments are being managed. Amounts for prior years have been reclassified to conform to the current year presentation for comparability. Based on the FASB guidance, as of December 31, 2019, IngenioRx and DBG did not collectively meet the quantitative thresholds for a reportable segment.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

We define operating revenues to include premium income and administrative fees and other revenues. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefit products. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense.
Through our participation in various federal government programs, we generated approximately 20.7%, 19.8% and 17.8% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2019, 2018, and 2017, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in the aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Affiliated revenues represent revenues or cost for services provided by IngenioRx and DBG to our subsidiaries, are recorded at cost or management’s estimate of fair market value, and are eliminated in consolidation. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net realized gains on financial instruments, OTTI losses recognized in income, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes and assets and liabilities on a consolidated basis, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
For our segment reporting, operating gains (losses) generated from IngenioRx and DBG affiliated activity have been included in our Commercial & Specialty Business and Government Business based upon their utilization of services from IngenioRx and DBG.
Financial data by reportable segment for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Commercial & Specialty Business	Government Business	Other	Eliminations	Total
Year ended December 31, 2019
Operating revenue - unaffiliated	$37,421	$62,632	$3,088	$—	$103,141
Operating revenue - affiliated	—	—	4,607	(4,607)	—
Operating gain (loss)	4,046	2,054	(101)	—	5,999
Depreciation and amortization of property and equipment	—	—	675	—	675
Year ended December 31, 2018
Operating revenue - unaffiliated	$35,782	$55,348	$211	$—	$91,341
Operating revenue - affiliated	—	—	1,308	(1,308)	—
Operating gain (loss)	3,600	1,928	(102)	—	5,426
Depreciation and amortization of property and equipment	—	—	652	—	652
Year ended December 31, 2017
Operating revenue - unaffiliated	$40,363	$48,587	$111	$—	$89,061
Operating revenue - affiliated	—	—	16	(16)	—
Operating gain (loss)	2,847	1,442	(114)	—	4,175
Depreciation and amortization of property and equipment	—	—	601	—	601

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

 The major product revenues for each of the reportable segments for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Commercial & Specialty Business
Managed care products	$30,311	$29,012	$33,971
Managed care services	5,451	5,218	4,732
Dental/Vision products and services	1,302	1,220	1,218
Other	357	332	442
Total Commercial & Specialty Business	37,421	35,782	40,363
Government Business
Managed care products	62,229	54,889	48,144
Managed care services	403	459	443
Total Government Business	62,632	55,348	48,587
Other
Other	7,695	1,519	127
Eliminations
Eliminations	(4,607)	(1,308)	(16)
Total product revenues	$103,141	$91,341	$89,061

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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Reportable segments operating revenues	$103,141	$91,341	$89,061
Net investment income	1,005	970	867
Net realized gains (losses) on financial instruments	114	(180)	145
Other-than-temporary impairment losses recognized in income	(47)	(26)	(33)
Total revenues	$104,213	$92,105	$90,040

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Reportable segments operating gain	$5,999	$5,426	$4,175
Net investment income	1,005	970	867
Net realized gains (losses) on financial instruments	114	(180)	145
Other-than-temporary impairment losses recognized in income	(47)	(26)	(33)
Interest expense	(746)	(753)	(739)
Amortization of other intangible assets	(338)	(358)	(169)
Loss on extinguishment of debt	(2)	(11)	(282)
Income before income tax expense	$5,985	$5,068	$3,964

20. Related Party Transactions
We have a 19.50% equity investment in National Accounts Service Company, LLC, or NASCO, which processes National Accounts claims and provides other administrative services for us and certain other BCBS plans. Administrative expenses incurred related to NASCO services totaled $78, $79 and $73, for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts due to NASCO were $4 and $5 at December 31, 2019 and 2018, respectively.
We have an equity investment in APC Passe, LLC, which offers Medicaid products in Arkansas. During the year ended December 31, 2019, in the normal course of business, we assumed premiums of $408 from APC Passe, LLC, which is included in our total assumed premiums (see Note 16, “Reinsurance”).
21. Statutory Information
The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, commonly referred to as statutory accounting, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including BCC, Blue Cross of California Partnership Plan, Inc., Golden West Health Plan, Inc. and CareMore Health Plan are regulated by the California Department of Managed Health Care, or DMHC, and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners, or NAIC, developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital, or RBC, requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2019 and 2018, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $5,500 and $4,800 as of December 31, 2019 and 2018, respectively. The tangible net

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

equity required for the DMHC regulated entities was approximately $610 and $570 as of December 31, 2019 and 2018, respectively.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $13,044 and $12,038 at December 31, 2019 and 2018, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $3,840, $3,412 and $2,674 for 2019, 2018 and 2017, respectively. GAAP equity of the DMHC regulated entities was $3,359 and $3,125 at December 31, 2019 and 2018, respectively. GAAP net income of the DMHC regulated entities was $878, $789 and $1,047 for the years ended December 31, 2019, 2018 and 2017, respectively.
22. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2019
Total revenues	$24,666	$25,466	$26,674	$27,407
Income before income tax expense	1,945	1,453	1,489	1,098
Net income	1,551	1,139	1,183	934

Basic net income per share	$6.03	$4.44	$4.64	$3.69
Diluted net income per share	5.91	4.36	4.55	3.62

2018
Total revenues	$22,537	$22,944	$23,251	$23,373
Income before income tax expense	1,780	1,504	1,242	542
Net income	1,312	1,054	960	424

Basic net income per share	$5.13	$4.07	$3.70	$1.64
Diluted net income per share	4.99	3.98	3.62	1.61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2019. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2019, and has also issued an audit report dated February 19, 2020, on the effectiveness of the Company’s Internal Control as of December 31, 2019, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ JOHN E. GALLINA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, we implemented certain additional internal controls associated with our new IngenioRx PBM business. Other than these new controls, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Anthem, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Anthem, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Anthem, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
February 19, 2020

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report and CEO Pay Ratio disclosure are incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under the our equity compensation plans as of December 31, 2019 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2019	6,011,131	$190.31	25,381,110

1	We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.

2
Includes shares that may be issued under the Anthem Incentive Compensation Plan and the Anthem 2017 Incentive Compensation Plan pursuant to the following outstanding awards: 3,143,948 stock options, 575,389 unvested restricted stock units, and 2,291,794 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).

3
Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.

4
Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”. Includes 20,528,003 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the Anthem 2017 Incentive Compensation Plan at December 31, 2019. Includes 4,853,107 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2019.

 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

Exhibit Number	Exhibit

	(c)	Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(d)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(e)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

	(f)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(g)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(h)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(i)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(j)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(k)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(l)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(m)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

	(a)	Form of 2.500% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 2.950% Notes due 2022, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(d)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(e)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(f)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(g)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(h)	Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

Exhibit Number		Exhibit

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

4.8		Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	*	Anthem Incentive Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014.

(a)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(b)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2015, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(c)
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

(f)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2017, incorporated by reference to Exhibit 10.2(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.2	*
2017 Anthem Incentive Compensation Plan, as amended and restated effective October 1, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

(d)
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

(f)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement commencing July 2018, incorporated by reference to Exhibit 10.2(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(g)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement commencing July 2018, incorporated by reference to Exhibit 10.2(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Exhibit Number		Exhibit

(h)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement commencing July 2018, incorporated by reference to Exhibit 10.2(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(i)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2019, incorporated by reference to Exhibit 10.2(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(j)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2019, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(k)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2019, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.3	*
Anthem, Inc. Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective October 1, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

10.6	*	Anthem, Inc. Directed Executive Compensation Plan amended effective January 1, 2020.

10.7	*
Anthem, Inc. Board of Directors Compensation Program, as amended effective May 15, 2019, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.8	*
Anthem Board of Directors’ Deferred Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.9	*	(a)
Form of Employment Agreement between the Company and each of the following: John E. Gallina, Peter D. Haytaian, Gloria McCarthy and Thomas C. Zielinski, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

10.11		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 21, 2019.

10.12		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 21, 2019.

Exhibit Number	Exhibit

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).
ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant
Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,818	$1,290
Fixed maturity securities, current (amortized cost of $592 and $589)	602	573
Equity securities, current	253	86
Other invested assets, current	4	10
Other receivables	92	131
Income taxes receivable	170	—
Net due from subsidiaries	602	170
Securities lending collateral	17	35
Other current assets	462	320
Total current assets	4,020	2,615
Long-term investments:
Equity securities	6	6
Other invested assets, long-term	651	616
Property and equipment, net	170	186
Deferred tax assets, net	216	209
Investments in subsidiaries	47,423	44,877
Other noncurrent assets	263	225
Total assets	$52,749	$48,734
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$887	$1,429
Security trades pending payable	9	—
Securities lending payable	17	35
Income taxes payable	—	112
Current portion of long-term debt	1,598	849
Other current liabilities	237	235
Total current liabilities	2,748	2,660
Long-term debt, less current portion	17,762	17,192
Other noncurrent liabilities	511	341
Total liabilities	21,021	20,193
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 252,922,161 and 257,395,577	3	3
Additional paid-in capital	9,448	9,536
Retained earnings	22,573	19,988
Accumulated other comprehensive loss	(296)	(986)
Total shareholders’ equity	31,728	28,541
Total liabilities and shareholders’ equity	$52,749	$48,734

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2019	2018	2017
Revenues
Net investment income	$81	$39	$64
Net realized losses on financial instruments	(65)	(46)	(18)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(23)	(15)	(7)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	3	—	—
Other-than-temporary impairment losses recognized in income	(20)	(15)	(7)
Administrative fees and other revenue	22	2	—
Total revenues (losses)	18	(20)	39
Expenses
General and administrative expense	88	86	437
Interest expense	723	723	727
Loss on extinguishment of debt	2	11	283
Total expenses	813	820	1,447
Loss before income tax credits and equity in net income of subsidiaries	(795)	(840)	(1,408)
Income tax credits	(251)	(238)	(216)
Equity in net income of subsidiaries	5,351	4,352	5,035
Net income	$4,807	$3,750	$3,843

 See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2019	2018	2017
Net income	$4,807	$3,750	$3,843
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	680	(418)	173
Change in non-credit component of other-than-temporary impairment losses on investments	—	(2)	4
Change in net unrealized gains/losses on cash flow hedges	(16)	37	(65)
Change in net periodic pension and postretirement costs	26	(90)	51
Foreign currency translation adjustments	—	(1)	3
Other comprehensive income (loss)	690	(474)	166
Total comprehensive income	$5,497	$3,276	$4,009

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2019	2018	2017
Operating activities
Net income	$4,807	$3,750	$3,843
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,561)	(744)	(2,437)
Net realized losses on financial instruments	65	46	18
Other-than-temporary impairment losses recognized in income	20	15	7
Loss on extinguishment of debt	2	11	283
Deferred income taxes	2	(43)	(33)
Amortization, net of accretion	37	43	25
Depreciation expense	69	70	69
Share-based compensation	294	226	170
Changes in operating assets and liabilities:
Receivables, net	41	(73)	(17)
Other invested assets, current	6	(5)	(1)
Other assets	(235)	(225)	(102)
Amounts due (from)/ to subsidiaries	(432)	2,259	(1,034)
Accounts payable and accrued expenses	(608)	303	491
Other liabilities	186	154	(61)
Income taxes	(282)	187	(6)
Other, net	—	1	(2)
Net cash provided by operating activities	2,411	5,975	1,213
Investing activities
Purchases of investments	(9,682)	(800)	(3,814)
Proceeds from sales, maturities, calls and redemptions of investments	9,457	1,865	2,595
Changes in collateral and settlement of non-hedging derivatives	—	—	65
Capitalization of subsidiaries	(232)	(4,379)	(124)
Changes in securities lending collateral	18	(21)	25
Purchases of property and equipment, net of sales	(54)	(137)	(44)
Other, net	—	4	18
Net cash used in investing activities	(493)	(3,468)	(1,279)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(297)	(107)	175
Proceeds from long-term borrowings	2,473	835	5,458
Repayments of long-term borrowings	(1,123)	(1,684)	(2,815)
Changes in securities lending payable	(18)	21	(25)
Changes in bank overdrafts	64	(107)	51
Premiums paid on equity call options	(1)	—	—
Proceeds from sale of put options	—	1	1
Proceeds from issuance of common stock under Equity Units stock purchase contracts	—	1,250	—
Repurchase and retirement of common stock	(1,701)	(1,685)	(1,998)
Change in collateral and settlements of debt-related derivatives	(34)	23	(149)
Cash dividends	(856)	(812)	(737)
Proceeds from issuance of common stock under employee stock plans	187	173	225
Taxes paid through withholding of common stock under employee stock plans	(84)	(81)	(47)
Net cash (used in) provided by financing activities	(1,390)	(2,173)	139
Change in cash and cash equivalents	528	334	73
Cash and cash equivalents at beginning of year	1,290	956	883
Cash and cash equivalents at end of year	$1,818	$1,290	$956

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2019
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
2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $3,790, $3,606 and $2,268 during 2019, 2018 and 2017, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $38, $36 and $32 during 2019, 2018 and 2017, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $232, $4,379 and $124 during 2019, 2018 and 2017, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2019 and 2018, Anthem reported amounts due from subsidiaries of $602 and $170, respectively. The amounts due from subsidiaries primarily include amounts for allocated administrative expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
Guarantees on Behalf of Subsidiaries
Anthem guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $569 at December 31, 2019. There were no payments made on these guarantees in 2019.
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
7. Leases
Beginning in 2019, certain of our leases, including the lease for our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana, are obligations of Anthem, Inc. (Parent Company). At December 31, 2019, these leases had an aggregate right-of-use asset of $99, a lease liability balance of $83, operating lease expense of $7 and future lease payments as follows: 2020, $11; 2021, $11; 2022, $11; 2023, $12; 2024, $11; and thereafter $70. All other information regarding leases is contained in Note 17, “Leases,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHEM, INC.

By:	/s/ GAIL K. BOUDREAUX
Gail K. Boudreaux President and Chief Executive Officer
Dated: February 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2020
Gail K. Boudreaux
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2020
John E. Gallina
/s/ RONALD W. PENCZEK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 19, 2020
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 19, 2020
R. Kerry Clark
/s/ ROBERT L. DIXON, JR.	Director	February 19, 2020
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 19, 2020
Lewis Hay III
/s/ JULIE A. HILL	Director	February 19, 2020
Julie A. Hill
/s/ BAHIJA JALLAL	Director	February 19, 2020
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 19, 2020
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 19, 2020
Ramiro G. Peru
/s/ RYAN M. SCHNEIDER	Director	February 19, 2020
Ryan M. Schneider