Form 10-Q
period 2020-03-31
Anthem, Inc.
filed 2020-04-29
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2020, 252,116,097 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,345	$4,937
Fixed maturity securities (amortized cost of $20,211 and $19,021; allowance for credit losses of $51 and $0)	19,881	19,676
Equity securities	570	1,009
Premium receivables	5,786	5,014
Self-funded receivables	2,613	2,570
Other receivables	2,926	2,807
Other current assets	4,135	3,020
Total current assets	41,256	39,033
Long-term investments:
Fixed maturity securities (amortized cost of $489 and $487; allowance for credit losses of $0 and $0)	505	505
Other invested assets	4,181	4,258
Property and equipment, net	3,350	3,133
Goodwill	21,661	20,500
Other intangible assets	9,613	8,674
Other noncurrent assets	1,833	1,350
Total assets	$82,399	$77,453

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Medical claims payable	$9,902	$8,842
Other policyholder liabilities	3,252	3,050
Unearned income	947	1,017
Accounts payable and accrued expenses	5,058	4,198
Short-term borrowings	1,075	700
Current portion of long-term debt	1,603	1,598
Other current liabilities	5,202	4,127
Total current liabilities	27,039	23,532
Long-term debt, less current portion	19,005	17,787
Reserves for future policy benefits	754	759
Deferred tax liabilities, net	2,213	2,227
Other noncurrent liabilities	1,695	1,420
Total liabilities	50,706	45,725
Commitment and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 252,020,028 and 252,922,161	3	3
Additional paid-in capital	9,338	9,448
Retained earnings	23,360	22,573
Accumulated other comprehensive loss	(1,008)	(296)
Total shareholders’ equity	31,693	31,728
Total liabilities and shareholders’ equity	$82,399	$77,453

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2020	2019
Revenues
Premiums	$25,517	$22,843
Product revenue	2,344	—
Administrative fees and other revenue	1,587	1,545
Total operating revenue	29,448	24,388
Net investment income	254	210
Net realized (losses) gains on financial instruments	(24)	78
Impairment losses on investments:
Total impairment losses on investments	(101)	(13)
Portion of impairment losses recognized in other comprehensive income	44	3
Impairment losses recognized in income	(57)	(10)
Total revenues	29,621	24,666
Expenses
Benefit expense	21,489	19,282
Cost of products sold	1,984	—
Selling, general and administrative expense	3,781	3,166
Interest expense	194	187
Amortization of other intangible assets	83	87
Loss (gain) on extinguishment of debt	1	(1)
Total expenses	27,532	22,721
Income before income tax expense	2,089	1,945
Income tax expense	566	394
Net income	$1,523	$1,551
Net income per share
Basic	$6.03	$6.03
Diluted	$5.94	$5.91
Dividends per share	$0.95	$0.80

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2020	2019
Net income	$1,523	$1,551
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(689)	357
Change in non-credit component of impairment losses on investments	(32)	—
Change in net unrealized gains/losses on cash flow hedges	3	3
Change in net periodic pension and postretirement costs	7	3
Foreign currency translation adjustments	(1)	—
Other comprehensive (loss) income	(712)	363
Total comprehensive income	$811	$1,914

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2020	2019
Operating activities
Net income	$1,523	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on financial instruments	24	(78)
Depreciation and amortization	270	289
Deferred income taxes	57	55
Share-based compensation	67	70
Changes in operating assets and liabilities:
Receivables, net	(639)	(753)
Other invested assets	63	(21)
Other assets	(525)	(125)
Policy liabilities	692	791
Unearned income	(109)	96
Accounts payable and other liabilities	588	(354)
Income taxes	491	115
Other, net	13	(6)
Net cash provided by operating activities	2,515	1,630
Investing activities
Purchases of investments	(3,896)	(6,069)
Proceeds from sale of investments	2,728	5,236
Maturities, calls and redemptions from investments	597	393
Purchases of subsidiaries, net of cash acquired	(1,908)	—
Purchases of property and equipment	(204)	(234)
Other, net	(101)	22
Net cash used in investing activities	(2,784)	(652)
Financing activities
Net proceeds from commercial paper borrowings	905	178
Proceeds from long-term borrowings	300	2
Repayments of long-term borrowings	(52)	(63)
Proceeds from short-term borrowings	1,075	2,710
Repayments of short-term borrowings	(700)	(2,760)
Repurchase and retirement of common stock	(529)	(294)
Cash dividends	(240)	(206)
Proceeds from issuance of common stock under employee stock plans	44	76
Taxes paid through withholding of common stock under employee stock plans	(107)	(78)
Other, net	(17)	6
Net cash provided by (used in) financing activities	679	(429)
Effect of foreign exchange rates on cash and cash equivalents	(2)	(1)
Change in cash and cash equivalents	408	548
Cash and cash equivalents at beginning of period	4,937	3,934
Cash and cash equivalents at end of period	$5,345	$4,482

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2019 (audited)	252.9	$3	$9,448	$22,573	$(296)	$31,728
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(35)	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	31,693
Net income	—	—	—	1,523	—	1,523
Other comprehensive loss	—	—	—	—	(712)	(712)
Repurchase and retirement of common stock	(1.9)	—	(71)	(458)	—	(529)
Dividends and dividend equivalents	—	—	—	(243)	—	(243)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	3	—	—	3
Convertible debenture repurchases and conversions	—	—	(42)	—	—	(42)
March 31, 2020	252.0	$3	$9,338	$23,360	(1,008)	$31,693

December 31, 2018 (audited)	257.4	$3	$9,536	$19,988	$(986)	$28,541
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	1,551	—	1,551
Other comprehensive income	—	—	—	—	363	363
Repurchase and retirement of common stock	(1.1)	—	(71)	(223)	—	(294)
Dividends and dividend equivalents	—	—	—	(206)	—	(206)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	69	—	—	69
Convertible debenture repurchases and conversions	—	—	(52)	—	—	(52)
March 31, 2019	257.4	$3	$9,482	$21,136	$(623)	$29,998

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2020
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 42 million medical members through our affiliated health plans as of March 31, 2020. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management, or PBM, dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits, or FEHB, Program.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, in the second quarter of 2019, we began providing PBM services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2019 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. For additional information on prior year reclassifications, see Note 15, “Segment Information.” In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 have been recorded. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $221 and $215 at March 31, 2020 and December 31, 2019, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
Investments: Prior to 2020, our fixed maturities were evaluated for other-than-temporary impairment where credit related impairments were presented within the other-than-temporary impairment losses recognized in our consolidated statements of income with an adjustment to the security’s amortized cost basis. Effective January 1, 2020, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in accumulated other comprehensive loss. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
The credit component of an impairment is determined primarily by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of purchase. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral, including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings and estimates regarding timing and amount of recoveries associated with a default.
For asset-backed securities included in fixed maturity securities, we recognize income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the purchase date of the securities. Such adjustments are reported within net investment income.
In accordance with the Financial Accounting Standards Board, or FASB guidance, the changes in fair value of our marketable equity securities are recognized in our results of operations within net realized gains and losses on financial instruments.
We have corporate-owned life insurance policies on certain participants in our deferred compensation plans and other members of management. The cash surrender value of the corporate-owned life insurance policies is reported under the caption “Other invested assets” in our consolidated balance sheets.
We use the equity method of accounting for investments in companies in which our ownership interest enables us to influence the operating or financial decisions of the investee company. Our proportionate share of equity in net income of these unconsolidated affiliates is reported within net investment income. The equity method investments are reported under the caption “Other invested assets” in our consolidated balance sheets.
Investment income is recorded when earned. All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported under the caption “Other current assets” in our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported under the caption “Other current liabilities” in our consolidated balance sheets. The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive loss as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Receivables: Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $234 and $237 at March 31, 2020 and December 31, 2019, respectively. Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $55 and $46 at March 31, 2020 and 2019, respectively. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $282 and $242 at March 31, 2020 and December 31, 2019, respectively, which is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Revenue Recognition: For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2020. For the three months ended March 31, 2020, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2019, the FASB issued Accounting Standards Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 requires a cumulative-effect adjustment to the opening balance of retained earnings on the statement of financial position at the date of adoption and a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative-effect adjustment of $35 to our opening retained earnings for credit related allowances on receivables. The adoption did not have an impact on our consolidated statements of income or cash flows.
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This update removes Step 2 of the goodwill impairment test under current guidance, which required a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted ASU 2017-04 on January 1, 2020, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Guidance Not Yet Adopted: In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. The provisions within ASU 2020-04 are available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. We are currently evaluating the provisions within ASU 2020-04.
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
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2019 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

3.	Business Acquisition
Beacon Health Options, Inc.
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc., or Beacon, the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,049 at March 31, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from Beacon includes $752 of other intangible assets at March 31, 2020, which primarily consist of finite-lived customer relationships with amortization periods ranging from 9 to 21 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following February 28, 2020. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4.	Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for declines based on qualitative and quantitative factors. Our fixed maturity securities have been negatively impacted by the significant market volatility that began in March 2020 due to the COVID-19 global health pandemic, or COVID-19 pandemic, and other market related changes. Declines in fair value have increased the potential for material credit losses. We have established an allowance for credit loss and recorded credit loss expense as a reflection of our expected impairment losses. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and additional material impairment losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2020 and December 31, 2019 is as follows:

	Cost or Amortized Cost						Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive Loss
		Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2020
Fixed maturity securities:
United States Government securities	$450	$24	$—	$—	$—	$474	$—
Government sponsored securities	369	5	(48)	—	—	326	—
States, municipalities and political subdivisions	4,768	233	(14)	—	—	4,987	—
Corporate securities	9,609	148	(450)	(44)	(51)	9,212	(44)
Residential mortgage-backed securities	3,731	93	(95)	(7)	—	3,722	—
Commercial mortgage-backed securities	81	1	(3)	(1)	—	78	—
Other securities	1,692	6	(97)	(14)	—	1,587	—
Total fixed maturity securities	$20,700	$510	$(707)	$(66)	$(51)	$20,386	$(44)
December 31, 2019
Fixed maturity securities:
United States Government securities	$524	$4	$(3)	$—	$—	$525	$—
Government sponsored securities	136	5	—	—	—	141	—
States, municipalities and political subdivisions	4,592	262	(3)	—	—	4,851	—
Corporate securities	8,870	339	(9)	(15)	—	9,185	(3)
Residential mortgage-backed securities	3,654	87	(6)	(3)	—	3,732	—
Commercial mortgage-backed securities	84	2	—	—	—	86	—
Other securities	1,648	21	(3)	(5)	—	1,661	—
Total fixed maturity securities	$19,508	$720	$(24)	$(23)	$—	$20,181	$(3)

For fixed maturity securities in an unrealized loss position at March 31, 2020 and December 31, 2019, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2020
Fixed maturity securities:
United States Government securities	1	$—	$—	—	$—	$—
Government sponsored securities	278	224	(48)	1	—	—
States, municipalities and political subdivisions	239	509	(14)	3	4	—
Corporate securities	2,773	5,003	(450)	170	176	(44)
Residential mortgage-backed securities	603	1,182	(95)	63	57	(7)
Commercial mortgage-backed securities	14	29	(3)	3	6	(1)
Other securities	520	1,175	(97)	58	142	(14)
Total fixed maturity securities	4,428	$8,122	$(707)	298	$385	$(66)
December 31, 2019
Fixed maturity securities:
United States Government securities	27	$250	$(3)	2	$1	$—
Government sponsored securities	14	12	—	3	1	—
States, municipalities and political subdivisions	114	306	(3)	14	11	—
Corporate securities	386	558	(9)	224	286	(15)
Residential mortgage-backed securities	321	635	(6)	189	237	(3)
Commercial mortgage-backed securities	1	3	—	4	8	—
Other securities	166	415	(3)	113	358	(5)
Total fixed maturity securities	1,029	$2,179	$(24)	549	$902	$(23)

Below are discussions by security type for unrealized losses as of March 31, 2020:
United States Government securities: Unrealized losses on government sponsored securities have not been recognized into income because management does not intend to sell and it is likely that management will not be required to sell these securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. We have evaluated the credit ratings of the securities and have determined that no allowance is necessary. The fair value is expected to recover as the securities approach maturity.
Government sponsored securities: There were no material unrealized losses on investments in government sponsored securities. We have no intent to sell these investments, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
States, municipalities and political subdivisions: Unrealized losses on securities of states, municipalities and political subdivisions have not been recognized into income because management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. We have evaluated the credit ratings of the securities and have determined that no allowance is necessary. The fair value is expected to recover as the securities approach maturity.

Corporate securities: An allowance for credit losses on certain energy-related fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, default, industry condition and known information of the issuer along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. No allowance for credit loss was required for the remaining corporate fixed maturity securities at March 31, 2020. Unrealized losses on the remaining corporate securities have not been recognized into income because management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery, and the decline in fair value is largely due to current market conditions relating to the COVID-19 pandemic and tensions within the energy sector. We have evaluated each corporate security’s credit rating as well as industry risk factors associated with the securities. At this time, no allowance has been deemed necessary. The issuers continue to make timely principal and interest payments on the bonds. The fair value of these securities is expected to recover as they approach maturity.
Residential mortgage-backed securities: Unrealized losses on residential mortgage-backed securities have not been recognized into income because management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. We have evaluated the securities for any change in credit rating and have determined that no allowance is necessary. The fair value is expected to recover as the securities approach maturity.
Commercial mortgage-backed securities: There were no material unrealized losses on investments in commercial mortgage-backed securities. We have no intent to sell these investments, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
Other securities: Unrealized losses on other securities have not been recognized into income because management does not intend to sell, and it is likely that management will not be required to sell these securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. Other securities largely consists of asset-backed securities. We have evaluated these securities for any change in credit rating and have determined that no allowance is necessary. The fair value is expected to recover as the securities approach maturity.
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three months ended March 31, 2020:

Corporate Securities
Allowance for credit losses:
Beginning balance	$—
Additions for securities for which no previous expected credit losses were recognized	51
Total allowance for credit losses	$51

The amortized cost and fair value of fixed maturity securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$520	$511
Due after one year through five years	5,730	5,583
Due after five years through ten years	6,035	5,882
Due after ten years	4,603	4,610
Mortgage-backed securities	3,812	3,800
Total fixed maturity securities	$20,700	$20,386

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31
	2020	2019
Proceeds	$1,931	$1,468
Gross realized gains	43	18
Gross realized losses	(20)	(17)

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
Equity Securities
A summary of marketable equity securities at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Equity securities:
Exchange traded funds	$245	$44
Fixed maturity mutual funds	211	643
Common equity securities	32	237
Private equity securities	82	85
Total	$570	$1,009

The gains and losses related to equity securities for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31
	2020	2019
Net realized (losses) gains recognized on equity securities	$(50)	$79
Less: Net realized gains recognized on equity securities sold during the period	(18)	(21)
Unrealized (losses) gains recognized on equity securities still held at March 31	$(68)	$58

Other Invested Assets
Other invested assets include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Financial information for certain of these investments are reported on a one or three month lag due to the timing of when we receive financial information from the companies. Given the recent market volatility, there is a risk that the value of some of these investments may decline in future periods.
Investment Income
At March 31, 2020 and December 31, 2019, accrued investment income totaled $166 and $173, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.

Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $427 and $351 at March 31, 2020 and December 31, 2019, respectively. The value of the collateral represented 103% of the market value of the securities on loan at each of March 31, 2020 and December 31, 2019. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
The remaining contractual maturity of our securities lending agreements at March 31, 2020 is as follows:

Overnight and Continuous
Securities lending transactions
Cash	$354
United States Government securities	69
Other securities	4
Total	$427

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
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current or noncurrent assets” or “Other current or noncurrent liabilities” in our consolidated balance sheet.
Prior to 2020, we entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $259 and $262 at March 31, 2020 and December 31, 2019, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 is as follows:

	Level I	Level II	Level III	Total
March 31, 2020
Assets:
Cash equivalents	$2,363	$—	$—	$2,363
Fixed maturity securities, available-for-sale:
United States Government securities	—	474	—	474
Government sponsored securities	—	326	—	326
States, municipalities and political subdivisions, tax-exempt	—	4,987	—	4,987
Corporate securities	—	8,896	316	9,212
Residential mortgage-backed securities	—	3,720	2	3,722
Commercial mortgage-backed securities	—	78	—	78
Other securities	—	1,582	5	1,587
Total fixed maturity securities, available-for-sale	—	20,063	323	20,386
Equity securities:
Exchange traded funds	245	—	—	245
Fixed maturity mutual funds	—	211	—	211
Common equity securities	2	30	—	32
Private equity securities	—	—	82	82
Total equity securities	247	241	82	570
Securities lending collateral	—	426	—	426
Derivatives	—	49	—	49
Total assets	$2,610	$20,779	$405	$23,794
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

December 31, 2019
Assets:
Cash equivalents	$2,015	$—	$—	$2,015
Fixed maturity securities, available-for-sale:
United States Government securities	—	525	—	525
Government sponsored securities	—	141	—	141
States, municipalities and political subdivisions, tax-exempt	—	4,851	—	4,851
Corporate securities	—	8,882	303	9,185
Residential mortgage-backed securities	—	3,730	2	3,732
Commercial mortgage-backed securities	—	86	—	86
Other securities	—	1,654	7	1,661
Total fixed maturity securities, available-for-sale	—	19,869	312	20,181
Equity securities:
Exchange traded funds	44	—	—	44
Fixed maturity mutual funds	—	643	—	643
Common equity securities	206	31	—	237
Private equity securities	—	—	85	85
Total equity securities	250	674	85	1,009
Securities lending collateral	—	353	—	353
Derivatives	—	23	—	23
Total assets	$2,265	$20,919	$397	$23,581
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2020 and 2019 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended March 31, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total losses:
Recognized in net income	(2)	—	—	(6)	(8)
Recognized in accumulated other comprehensive loss	(10)	—	—	—	(10)
Purchases	26	—	—	12	38
Sales	(3)	—	—	(9)	(12)
Settlements	(11)	—	(2)	—	(13)
Transfers into Level III	13	—	—	—	13
Ending balance at March 31, 2020	$316	$2	$5	$82	$405
Change in unrealized losses included in net income related to assets still held at March 31, 2020	$—	$—	$—	$(7)	$(7)

Three Months Ended March 31, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total (losses) gains:
Recognized in net income	(1)	—	—	(2)	(3)
Recognized in accumulated other comprehensive loss	2	—	—	—	2
Purchases	33	—	2	7	42
Sales	(1)	—	—	(21)	(22)
Settlements	(21)	—	(1)	—	(22)
Transfers into Level III	—	—	3	—	3
Transfers out of Level III	(2)	—	(7)	—	(9)
Ending balance at March 31, 2019	$297	$6	$14	$297	$614
Change in unrealized gains included in net income related to assets still held at March 31, 2019	$—	$—	$—	$(2)	$(2)

There were no individually material transfers into or out of Level III during the three months ended March 31, 2020 or 2019.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Beacon on February 28, 2020. The preliminary values of net assets acquired in our acquisition of Beacon and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Beacon’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 or 2019.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, unobservable inputs or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. The use of assumptions for unobservable inputs for the determination of fair value involves a level of judgment and uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows.
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2020 or 2019.
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
The carrying amounts for cash, accrued investment income, premium receivables, self-funded receivables, other receivables, income taxes receivable/payable, unearned income, accounts payable and accrued expenses, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value in our consolidated balance sheets:
Other invested assets: Other invested assets include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.
Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current market interest rates estimated to be available to us for debt of similar terms and remaining maturities.
Long-term debt – senior revolving credit facility: The carrying amount for the senior revolving credit facility approximates fair value, and is based on the current market interest rates estimated to be available to us for debt of similar terms and remaining maturities.
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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2020 and December 31, 2019 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2020
Assets:
Other invested assets	$4,181	$—	$—	$4,181	$4,181
Liabilities:
Debt:
Short-term borrowings	1,075	—	1,075	—	1,075
Senior revolving credit facility	300	—	300	—	300
Commercial paper	1,305	—	1,305	—	1,305
Notes	18,867	—	20,343	—	20,343
Convertible debentures	136	—	680	—	680

December 31, 2019
Assets:
Other invested assets	$4,258	$—	$—	$4,258	$4,258
Liabilities:
Debt:
Short-term borrowings	700	—	700	—	700
Commercial paper	400	—	400	—	400
Notes	18,840	—	20,470	—	20,470
Convertible debentures	145	—	904	—	904

7.	Income Taxes
During the three months ended March 31, 2020 and 2019, we recognized income tax expense of $566 and $394, respectively, which represent effective tax rates of 27.1% and 20.3%, respectively. The increase in our effective income tax rate was primarily due to the reinstatement of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2020.
Income taxes payable totaled $159 at March 31, 2020. Income taxes receivable totaled $335 at December 31, 2019. We recognize the income tax payable as a liability under the caption “Other current liabilities” and the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

8.	Retirement Benefits

The components of net periodic benefit credit included in our consolidated statements of income for the three months ended March 31, 2020 and 2019 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2020	2019	2020	2019
Interest cost	$12	$16	$3	$4
Expected return on assets	(40)	(34)	(6)	(5)
Recognized actuarial loss	6	4	—	—
Settlement loss	5	2	—	—
Amortization of prior service credit	—	—	(2)	(3)
Net periodic benefit credit	$(17)	$(12)	$(5)	$(4)

For the year ending December 31, 2020, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act of 1974, as amended, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2020 and 2019.
9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the three months ended March 31, 2020 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,039	$5,608	$—	$8,647
Ceded medical claims payable, beginning of period	(14)	(19)	—	(33)
Net medical claims payable, beginning of period	3,025	5,589	—	8,614
Business combinations and purchase adjustments	—	141	198	339
Net incurred medical claims:
Current period	6,090	15,010	130	21,230
Prior periods redundancies	(293)	(407)	—	(700)
Total net incurred medical claims	5,797	14,603	130	20,530
Net payments attributable to:
Current period medical claims	3,908	9,698	138	13,744
Prior periods medical claims	1,875	4,234	—	6,109
Total net payments	5,783	13,932	138	19,853
Net medical claims payable, end of period	3,039	6,401	190	9,630
Ceded medical claims payable, end of period	37	23	—	60
Gross medical claims payable, end of period	$3,076	$6,424	$190	$9,690
Activity in the Other segment resulted from our acquisition of Beacon.
At March 31, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $94, $763 and $2,182 for the claim years 2018 and prior, 2019 and 2020, respectively.

At March 31, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $63, $885 and $5,453 for the claim years 2018 and prior, 2019 and 2020, respectively.
At March 31, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $0, $0 and $190 for the claim years 2018 and prior, 2019 and 2020, respectively.
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the three months ended March 31, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$2,586	$4,680	$—	$7,266
Ceded medical claims payable, beginning of period	(10)	(24)	—	(34)
Net medical claims payable, beginning of period	2,576	4,656	—	7,232
Net incurred medical claims:
Current period	6,053	12,741	—	18,794
Prior periods redundancies	(197)	(258)	—	(455)
Total net incurred medical claims	5,856	12,483	—	18,339
Net payments attributable to:
Current period medical claims	3,898	8,265	—	12,163
Prior periods medical claims	1,766	3,648	—	5,414
Total net payments	5,664	11,913	—	17,577
Net medical claims payable, end of period	2,768	5,226	—	7,994
Ceded medical claims payable, end of period	8	26	—	34
Gross medical claims payable, end of period	$2,776	$5,252	$—	$8,028

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2020 are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net incurred medical claims:
Commercial & Specialty Business	$5,797	$5,856
Government Business	14,603	12,483
Other	130	—
Total net incurred medical claims	20,530	18,339
Quality improvement and other claims expense	959	943
Benefit expense	$21,489	$19,282

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of March 31, 2020, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$3,039	$6,401	$190	$9,630
Ceded medical claims payable, end of period	37	23	—	60
Insurance lines other than short duration	—	212	—	212
Gross medical claims payable, end of period	$3,076	$6,636	$190	$9,902

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2020 and December 31, 2019, we had $18,842 and $18,815, respectively, outstanding under these notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2020 and December 31, 2019.
We have a senior revolving credit facility, or the 5-Year Facility, with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. We also have a 364-day senior revolving credit facility, or 364-Day Facility, with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000 and matures in June 2020. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of March 31, 2020, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 40.6%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of March 31, 2020, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the 364-Day Facility at any time during the three months ended March 31, 2020 or the year ended December 31, 2019. At March 31, 2020 and December 31, 2019, $300 and $0, respectively, were outstanding under our 5-Year Facility. We repaid the $300 outstanding on the 5-Year Facility on April 23, 2020.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit, or the Subsidiary Credit Facilities, with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $500. At March 31, 2020 and December 31, 2019, $300 and $50, respectively, were outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At March 31, 2020 and December 31, 2019, we had $1,305 and $400, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the indenture. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During the three months ended March 31, 2020, $13 aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $52. We recognized a loss of $1 on the extinguishment of debt related to the Debentures, based on the fair values of the debt on the conversion settlement dates.

The following table summarizes at March 31, 2020 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$202
Unamortized debt discount	$64
Net debt carrying amount	$136
Equity component carrying amount	$73
Conversion rate (shares of common stock per $1,000 of principal amount)	13.9862
Effective conversion price (per $1,000 of principal amount)	$71.4990

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $775 and $650 in outstanding short-term borrowings from the FHLBs at March 31, 2020 and December 31, 2019, respectively, with fixed interest rates of 0.679% and 1.664%, respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $800 at March 31, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. No dates have been set for either the final pretrial conferences or trials in these actions. In March 2019, the Court issued a Fourth Amended Scheduling Order requiring that briefing on motions for class certification and related expert reports, merits and damages expert reports, and certain dispositive motions occur in 2019. In April 2019, plaintiffs filed their motions for class certification in conjunction with their supporting expert reports. Defendants filed their motions to exclude plaintiffs’ experts, as well as their opposition to plaintiffs’ motions for class certification, in July 2019. The case has been stayed by the court until further notice.
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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. Although the California Court of Appeal initially accepted our writ, it later indicated that it would not hear the issues raised by our writ until the case concludes in the Superior Court. The Superior Court postponed the March 2020 trial date to July 2020. The parties are currently engaged in discovery. Because GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor at the time for PBM services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties, or the ESI PBM Agreement, over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement between the parties, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) was required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.

Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement; and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. The period of time for completing discovery has been extended to August 2020 due to the recent outbreak of COVID-19. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
Cigna Corporation Merger Litigation
In July 2015, we and Cigna Corporation, or Cigna, announced that we entered into the Cigna Agreement and Plan of Merger, or Cigna Merger Agreement, pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice, or DOJ, along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia, or District Court, seeking to block the merger. In February 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery, or Delaware Court, seeking damages, including the $1,850 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing argument in November 2019 and took the matter under consideration. In February 2020, the Delaware Court requested supplemental briefing which has been submitted. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.

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
Medicare Risk Adjustment Litigation
Beginning in December 2016, the DOJ issued civil investigative demands to us to discover information about our retrospective chart review and risk adjustment programs under Parts C and D of the Medicare program. We understand the DOJ is investigating the programs of other Medicare Advantage health plans, along with providers and vendors. In March 2020, the DOJ filed a civil lawsuit against Anthem, Inc. in U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services, or CMS, for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. We have until the end of May 2020 to respond. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.
Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc., or CareMore one of our California subsidiaries and HealthSun Health Plans, Inc., or HealthSun, one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation focuses on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both investigations to CMS, and the Criminal Division of the DOJ, which then initiated an investigation. We are cooperating with that investigation. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare representation provisions, based on the conduct discovered during our investigation. We are in active litigation with one group of sellers regarding part of the escrowed funds in a case captioned LPPAS Representative, LLC v. ATH Holding Company, LLC in the Delaware Court.
Cyber Attack Regulatory Proceedings and Litigation
In February 2015, we reported that we were the target of a sophisticated external cyber attack during which the attackers gained unauthorized access to certain of our information technology systems and obtained personal information related to many individuals and employees. To date, there is no evidence that credit card or medical information was accessed or obtained. Upon discovery of the cyber attack, we took immediate action to remediate the security vulnerability and have continued to implement security enhancements since this incident.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for services and includes provisions for additional services not provided under those agreements. Our aggregate commitment under this agreement is approximately $1,700. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
In the second quarter of 2019, we began using our new pharmacy benefits manager named IngenioRx, Inc., or IngenioRx, to market and offer PBM services to fully-insured and self-funded Anthem health plan customers throughout the country, as well as to external customers outside of the health plans we own. The comprehensive prescription benefits management services portfolio includes, but is not limited to, formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. Also in the second quarter of 2019, IngenioRx began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C.,which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts pursuant to the ESI PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019, due to the acquisition of Express Scripts by Cigna. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020. Prior to the termination of the ESI PBM Agreement, Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support. Express Scripts continues to provide certain audit and run out transition services related to our PBM business. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings–Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of March 31, 2020.

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
A summary of the cash dividend activity for the three months ended March 31, 2020 and 2019 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240

Three Months Ended March 31, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206

On April 28, 2020, our Audit Committee declared a second quarter 2020 dividend to shareholders of $0.95 per share, payable on June 25, 2020 to shareholders of record at the close of business on June 10, 2020.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On December 7, 2017, the Board of Directors authorized a $5,000 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. We have temporarily suspended our share repurchase program given the market volatility.
A summary of common stock repurchases for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31
	2020	2019
Shares repurchased	1.9	1.1
Average price per share	$275.38	$275.23
Aggregate cost	$529	$294
Authorization remaining at the end of the period	$3,263	$5,199

For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt” of this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3.1	$190.31
Granted	1.0	271.27
Exercised	(0.3)	107.46
Forfeited or expired	—	256.05
Outstanding at March 31, 2020	3.8	216.40	7.15	$139
Exercisable at March 31, 2020	2.2	171.44	5.57	$139

A summary of the nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2020 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	1.4	$242.47
Granted	1.2	272.03
Vested	(1.1)	193.23
Forfeited	(0.1)	264.40
Nonvested at March 31, 2020	1.4	271.00

During the three months ended March 31, 2020, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2020 to 2022. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2022 based on results in the three year period.
During the three months ended March 31, 2020, we granted an additional 0.6 restricted stock units associated with our 2017 grants that were earned as a result of satisfactory completion of performance measures between 2017 and 2019. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Risk-free interest rate	1.30%	2.69%
Volatility factor	26.00%	25.00%
Quarterly dividend yield	0.350%	0.260%
Weighted-average expected life (years)	4.30	4.40

The following weighted-average fair values per option or share were determined for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Options granted during the period	$54.03	$68.92
Restricted stock awards granted during the period	272.03	307.59

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at March 31, 2020 and 2019 is as follows:

	March 31
	2020	2019
Investments:
Gross unrealized gains	$510	$379
Gross unrealized losses	(729)	(121)
Net pre-tax unrealized (losses) gains	(219)	258
Deferred tax asset (liability)	51	(61)
Net unrealized (losses) gains on investments	(168)	197
Non-credit components of impairments on investments:
Unrealized losses	(44)	(3)
Deferred tax asset	10	1
Net unrealized non-credit component of impairments on investments	(34)	(2)
Cash flow hedges:
Gross unrealized losses	(327)	(308)
Deferred tax asset	68	65
Net unrealized losses on cash flow hedges	(259)	(243)
Defined benefit pension plans:
Deferred net actuarial loss	(724)	(744)
Deferred prior service credits	—	(1)
Deferred tax asset	185	191
Net unrecognized periodic benefit costs for defined benefit pension plans	(539)	(554)
Postretirement benefit plans:
Deferred net actuarial loss	(25)	(57)
Deferred prior service costs	18	31
Deferred tax asset	2	7
Net unrecognized periodic benefit costs for postretirement benefit plans	(5)	(19)
Foreign currency translation adjustments:
Gross unrealized losses	(4)	(3)
Deferred tax asset	1	1
Net unrealized losses on foreign currency translation adjustments	(3)	(2)
Accumulated other comprehensive loss	$(1,008)	$(623)

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31
	2020	2019
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $213 and $(98), respectively	$(716)	$350
Reclassification adjustment for net realized gains on investment securities, net of tax benefit of $7 and $2, respectively	27	7
Total reclassification adjustment on investments	(689)	357
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax benefit of $9	(32)	—
Cash flow hedges:
Holding gain, net of tax expense of ($1) and ($0), respectively	3	3
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($3) and ($1), respectively	7	3
Foreign currency translation adjustment, net of tax expense of ($0) and ($0), respectively	(1)	—
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $211 and $(101), respectively	$(712)	$363

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31
	2020	2019
Denominator for basic earnings per share – weighted-average shares	252.4	257.1
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	4.0	5.2
Denominator for diluted earnings per share	256.4	262.3

During the three months ended March 31, 2020 and 2019, weighted-average shares related to certain stock options of 0.9 and 0.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2020, we issued approximately 1.2 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2020 through 2022. During the three months ended March 31, 2019, we issued approximately 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2019 through 2021. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.	Segment Information
Beginning in 2020, IngenioRx meets the quantitative thresholds for a reportable segment based on the FASB guidance. The results of our operations are now described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
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
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with the FEHB program. Our Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Our Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, Medicaid expansion programs related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, amended, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our IngenioRx segment includes our PBM business, which began its operations during the second quarter of 2019. IngenioRx markets and offers PBM services to fully-insured and self-funded Anthem health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive prescription benefits management services portfolio which includes services, such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities.
Our Other segment includes our Diversified Business Group, or DBG, which is our integrated health services business, certain eliminations and corporate expenses not allocated to our other reportable segments. We reclassified DBG from our Government Business segment to the Other segment during the second quarter of 2019 to reflect changes in how our segments are being managed. Amounts for the three months ended March 31, 2019 have been reclassified to conform to the current year presentation for comparability. Also, beginning on February 28, 2020, DBG includes Beacon.
For our 2019 segment reporting, operating gains (losses) generated from IngenioRx and DBG affiliated activity were included in our Commercial & Specialty Business and Government Business segments based upon their utilization of services from IngenioRx and DBG, which aligns with the method by which we assessed the 2019 operating performance of our reportable segments. Beginning January 1, 2020, we are managing the operating performance of each of our segments on a standalone basis.
Affiliated revenues represent revenues or cost for services provided by IngenioRx and DBG to our subsidiaries, are recorded at cost or management’s estimate of fair market value, and are eliminated in consolidation.

Financial data by reportable segment for the three months ended March 31, 2020 and 2019 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended March 31, 2020
Operating revenue - unaffiliated	$9,361	$17,466	$2,344	$277	$—	$29,448
Operating revenue - affiliated	—	—	2,853	750	(3,603)	—
Operating gain	1,420	411	349	14	—	2,194
Three Months Ended March 31, 2019
Operating revenue - unaffiliated	$9,392	$14,925	$—	$71	$—	$24,388
Operating revenue - affiliated	—	—	—	477	(477)	—
Operating gain (loss)	1,598	374	—	(32)	—	1,940

The major product revenues for each of the reportable segments for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31
	2020	2019
Commercial & Specialty Business
Managed care products	$7,569	$7,618
Managed care services	1,381	1,366
Dental/Vision products and services	315	323
Other	96	85
Total Commercial & Specialty Business	9,361	9,392
Government Business
Managed care products	17,375	14,821
Managed care services	91	104
Total Government Business	17,466	14,925
IngenioRx
Pharmacy products and services	5,197	—
Total IngenioRx	5,197	—
Other
Other	1,027	548
Eliminations
Eliminations	(3,603)	(477)
Total product revenues	$29,448	$24,388

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

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31
	2020	2019
Reportable segments’ operating revenue	$29,448	$24,388
Net investment income	254	210
Net realized (losses) gains on financial instruments	(24)	78
Impairment losses recognized in income	(57)	(10)
Total revenues	$29,621	$24,666

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31
	2020	2019
Reportable segments’ operating gain	$2,194	$1,940
Net investment income	254	210
Net realized (losses) gains on financial instruments	(24)	78
Impairment losses recognized in income	(57)	(10)
Interest expense	(194)	(187)
Amortization of other intangible assets	(83)	(87)
(Loss) gain on extinguishment of debt	(1)	1
Income before income tax expense	$2,089	$1,945

16.	Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 15 years.
The information related to our leases is as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$915	$575
Lease liabilities, current	Other current liabilities	195	158
Lease liabilities, noncurrent	Other noncurrent liabilities	801	482

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease Expense
Operating lease expense	$47	$45
Short-term lease expense	13	12
Sublease income	(3)	(4)
Total lease expense	$57	$53

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$44	$44
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$323	$—
Weighted average remaining lease term, operating leases	7.2 years	6.5 years
Weighted average discount rate, operating leases	3.57%	3.97%

At March 31, 2020, future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2020 (excluding the three months ended March 31, 2020)	$140
2021	178
2022	161
2023	140
2024	110
Thereafter	288
Total future minimum payments	1,017
Less imputed interest	(21)
Total lease liabilities	$996

As of March 31, 2020, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2020 and 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $226.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2019 and the MD&A included in our 2019 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Anthem” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2020 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2020, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 42 million medical members through our affiliated health plans as of March 31, 2020. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon Health, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, in the second quarter of 2019, we began providing prescription benefits management, or PBM, services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, a global health pandemic and recommended containment and mitigation measures worldwide. Since then, the COVID-19 outbreak has also been declared a national health emergency in the United States and continues to spread domestically and in other countries globally. To prevent the spread of this virus, most states have issued shelter-in-place or stay-at-home orders, which generally require businesses not considered essential to close their physical offices. The virus and efforts to prevent its spread have also drastically impacted the global economy, causing market instability and increasing unemployment in the United States.
In response to the COVID-19 pandemic, federal and state legislation has been, and we expect will continue to be, enacted that will impact our business. For additional information on existing legislation related to the impact of the COVID-19 pandemic on our business, see “Regulatory Trends and Uncertainties” in this MD&A.
To better serve our members, we have introduced new resources and taken proactive steps that can help provide increased access to care for our members. We have launched an online COVID-19 symptom assessment tool and enhanced the digital capabilities of Sydney Care, our mobile app, to include a symptom checker feature, as well as virtual text visit and video visit features. The symptom checker feature guides users through the resulting action plan depending upon the results of the user’s assessment, and the virtual text feature connects users to certified physicians who can provide medical care including prescribing medication and ordering lab work during consults as necessary. We are providing virtual visits through our LiveHealth Online service, including visits for mental health, and waiving cost share until June 14, 2020 for telehealth visits for our members in fully-insured employer plans, Individual plans, Medicare plans and Medicaid plans, where permissible. Further, we have relaxed early prescription refill policies for maintenance and specialty medications and are encouraging the use of home delivery services to ensure access to necessary medications.
We have also made other changes to our membership benefits and business operations and may make additional changes in the future. We suspended select prior authorization requirements to allow care providers to focus on caring for our members diagnosed with COVID-19. While not mandated, on April 1, 2020, to meet the needs of those directly impacted by the COVID-19 disease, we expanded coverage for certain members in our affiliated health plans undergoing treatment related to a COVID-19 diagnosis. The expansion waives cost sharing for COVID-19 treatment received through May 31, 2020, and we will reimburse health care providers at in-network rates or Medicare rates, as applicable, for our affiliated health plan fully insured employer, Individual, Medicaid and Medicare Advantage members. In addition, government action required us to provide full coverage for COVID-19 testing to our members, and future governmental action could require us to provide additional coverage related to COVID-19 treatments. We are in frequent communication with our employer groups in an effort to support them in these unprecedented times and we serve as a resource for employers looking for health coverage options.
The safety, health and wellbeing of our employees remains a top priority as we face these challenges together, and continue our work in support of those we serve. To protect our employees and mitigate the spread of COVID-19, we have imposed travel limitations and directed our employees to work remotely whenever possible, with nearly all of our employees working remote. We have expanded our employee benefits to provide additional support, including up to 80 hours of paid emergency leave if employees are experiencing symptoms of COVID-19 or carrying for young children whose schools have been closed. We are also expanding the use of sick time to include caregiving related to COVID-19. Furthermore, we have taken additional precautions with regard to workspace modifications and sanitation of our facilities.
The COVID-19 pandemic, including the changes we made in response to and any further steps taken to expand or otherwise modify the services delivered to our members, could have a material adverse impact on our business, cash flows, financial condition and results of operations. These impacts include, but are not limited to, the following:
◦Our covered medical expenses may rise;
◦Our membership may decline;
◦Our membership mix may change to less profitable lines of business;
◦Premium receipts from our Commercial and Government customers may be delayed or uncollectable;
◦Reimbursements for benefit payments made on behalf of our self-insured customers may be delayed or uncollectable;
◦Our suppliers’ operations may be interrupted;
◦Our operations may be interrupted;
◦Our access to credit to meet liquidity may become limited and our credit rating may be negatively impacted; and
◦Our investment returns may be reduced and investment values may become impaired.
We are focused on navigating these challenges and have taken certain measures to address the impacts of the COVID-19 pandemic. In particular, we are taking several actions to preserve our liquidity and financial flexibility. Such measures include, but are not limited to, borrowing under our senior revolving credit facility, delaying certain tax payments as permitted by the Internal Revenue Service and the Coronavirus Aid, Relief, and Economic Security, or CARES, Act, increasing our borrowings from existing or new Federal Home Loan Bank memberships, reducing our discretionary spending and temporarily suspending our share repurchase activity.
We continue to closely monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes that may impact our business. For additional discussion regarding our risk factors, see Part I, Item 1A, “Risk Factors” included in our 2019 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, has changed and may continue to make broad-based changes to the U.S. healthcare system. We expect the ACA will continue to impact our business model and strategy. Also, the legal challenges regarding the

ACA, including a federal district court decision invalidating the ACA, or the 2018 ACA Decision, which judgment has been stayed pending appeal, could significantly disrupt our business. During 2019, we modestly expanded our participation in the Individual ACA-compliant market. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 91 of the 143 rating regions in which we operate. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
In the second quarter of 2019, we began using IngenioRx to market and offer PBM services to fully-insured and self-funded Anthem health plan customers throughout the country, as well as to external customers outside of the health plans we own. The comprehensive PBM services portfolio includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. In July 2019, we announced our first contract win with a third-party health insurer, Blue Cross of Idaho, and IngenioRx began providing PBM services under that contract on January 1, 2020. Also in the second quarter of 2019, IngenioRx began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts Inc., or Express Scripts, pursuant to our PBM agreement with Express Scripts, or the ESI PBM Agreement. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020. We expect IngenioRx to provide our members with more cost-effective solutions and improve our ability to integrate pharmacy benefits within our medical and specialty platform.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. We price our affected products to cover the impact of the HIP Fee, when applicable. The HIP Fee was suspended for 2019, has resumed for 2020 and has been permanently eliminated beginning in 2021.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trends reflect the “allowed amount,” or contractual rate, paid to providers. The COVID-19 pandemic has caused, and may continue to cause, deferral of non-emergent or elective health services, which could decrease our claim costs in the short-term and increase our claim costs in the long-term and affect our medical cost trends. Further, the amount and frequency of covered services related to the COVID-19 disease could have a material adverse effect on our claim costs. In response to the current crisis, we expanded coverage for certain members in our affiliated health plans undergoing treatment related to a COVID-19 diagnosis. The expansion waives cost sharing for COVID-19 treatment received through May 31, 2020. Governmental action has required us to provide full coverage for COVID-19 testing to our members, and future governmental action could require us to provide additional coverage. We continue to closely monitor the COVID-19 pandemic and its impacts to our business, financial condition, results of operations and medical cost trend.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2019 Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
Federal and state legislation has been enacted, and is likely to continue to be enacted, in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on all of our lines of business, including mandates to waive cost-sharing on COVID-19 testing and related services. As of April 21, 2020, the federal government has enacted the following four pieces of legislation addressing the COVID-19 pandemic, among others:

◦
Signed into law on March 6, 2020, the Coronavirus Preparedness and Response Supplemental Appropriations Act provided supplemental appropriations for the Department of Health and Human Services, the State Department, and the Small Business Administration to respond to the COVID-19 pandemic, as well as certain reforms, including waiving Medicare originating site restrictions for qualified providers providing telehealth services.

◦	Signed into law on March 19, 2020, the Families and Workers First Act enacted a prohibition on prior authorization and cost-sharing for certain items and services related to COVID-19 tests.

◦
Signed into law on March 27, 2020, the CARES Act provided financial support to health care providers, including expansion of the Medicare accelerated payment program to all providers receiving Medicare payments. The CARES Act also provided a broad lending program for small businesses to help keep their workers employed and healthcare benefits covered in the group market.

◦
Signed into law on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act allocated additional funds to replenish and administer small business loan programs and increased financial support to providers and bolstered COVID-19 testing.

In addition, these legislative reforms and the Internal Revenue Service Notice 2020-23, or IRS Notice 2020-23, issued in April 2020 in response to the COVID-19 pandemic included tax deferrals and other beneficial provisions, including delay of certain payroll and federal income tax payments, which we expect to have a positive impact on our 2020 cash flows. For more information on measures we have taken to increase our cash on hand, see “Future Sources and Uses of Liquidity” in this MD&A.
Regulatory changes have also been enacted, and are likely to continue to be enacted, at the state and federal level in response to the COVID-19 pandemic. Those changes, which could have a significant impact on health benefits, consumer eligibility for public programs, and cash flows, include mandated expansion of premium payment terms including the time period for which claims can be denied for lack of payment, mandates related to prior authorizations and payment levels to providers, additional consumer enrollment windows, and increased ability to provide services through telehealth. We have begun providing extensions to premium payment terms in certain situations and continue to work closely with state regulators that are mandating or requesting such relief.
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the 2018 ACA Decision, which judgment has been stayed pending appeal, continue to contribute to this uncertainty. In a separate development, in April 2020, the U.S. Supreme Court ruled that the federal government is required to pay health insurance companies for amounts owed, as calculated under the risk corridor program of the ACA. We will review this ruling and recognize the impact, if any, in a future reporting period. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. Our affected products are priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to all health insurers is $15,523 for 2020. For the three months ended March 31, 2020, we estimated our portion of the HIP Fee to be $417, which was recognized as general and administrative expense. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business - Regulation” and Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Other Significant Items
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc., or Beacon, the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. For additional information, see Note 3, “Business Acquisitions,” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.
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
In May 2017, we announced that we were terminating the Agreement and Plan of Merger, or Cigna Merger Agreement, between us and Cigna Corporation. For additional information about ongoing litigation related to the Cigna Merger Agreement, see Note 11, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended March 31, 2020, total medical membership increased 1.3, or 3.2%. Our medical membership grew in both Government Business and Commercial & Specialty Business segments. The increase in medical membership in our Government Business segment was primarily due to fully-insured membership growth in our Medicaid and Medicare businesses. The increase in medical membership in our Commercial & Specialty Business segment was primarily driven by growth in our self-funded business, partially offset by declines in our fully-insured membership.
Operating revenue for the three months ended March 31, 2020 was $29,448, an increase of $5,060, or 20.7%, from the three months ended March 31, 2019. The increase was driven by pharmacy product revenue related to the launch of IngenioRx. The increase was further attributable to higher premium revenue from rate increases across our businesses designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2020, and membership growth in our Government Business segment.
Net income for the three months ended March 31, 2020 was $1,523, a decrease of $28, or 1.8%, from the three months ended March 31, 2019. The decrease in net income was primarily due to lower operating results in our Commercial & Specialty Business segment, higher income tax expense due to the HIP Fee reinstatement for 2020 and net realized losses on financial instruments compared to net realized gains on financial instruments in the three months ended March 31, 2019. The decrease in net income was partially offset by favorable operating results in our IngenioRx segment and higher operating results in our Other and Government Business segments.
Our diluted earnings per share, or EPS, was $5.94 for the three months ended March 31, 2020, which represented a 0.5% increase from EPS of $5.91 for the three months ended March 31, 2019. This increase resulted from the impact of a lower number of shares outstanding in 2020, partially offset by the decrease in net income.

Operating cash flow for the three months ended March 31, 2020 and 2019 was $2,515 and $1,630, respectively. This increase was primarily attributable to higher premium receipts as a result of the HIP Fee reinstatement in 2020 as well as other changes in working capital.
Membership
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2020 and 2019. Also included below is other membership by product. At this time, the following table does not include membership resulting from our acquisition of Beacon. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.

	March 31
(In thousands)	2020	2019	Change	% Change
Medical Membership
Customer Type
Local Group	15,848	15,697	151	1.0%
Individual	717	773	(56)	(7.2)%
National:
National Accounts	7,898	7,757	141	1.8%
BlueCard®	6,197	5,981	216	3.6%
Total National	14,095	13,738	357	2.6%
Medicare:
Medicare Advantage	1,341	1,144	197	17.2%
Medicare Supplement	914	867	47	5.4%
Total Medicare	2,255	2,011	244	12.1%
Medicaid	7,615	7,033	582	8.3%
Federal Employees Health Benefits	1,614	1,591	23	1.4%
Total Medical Membership by Customer Type	42,144	40,843	1,301	3.2%
Funding Arrangement
Self-Funded	26,120	25,495	625	2.5%
Fully-Insured	16,024	15,348	676	4.4%
Total Medical Membership by Funding Arrangement	42,144	40,843	1,301	3.2%
Reportable Segment
Commercial & Specialty Business	30,660	30,208	452	1.5%
Government Business	11,484	10,635	849	8.0%
Total Medical Membership by Reportable Segment	42,144	40,843	1,301	3.2%
Other Membership
Life and Disability Members	5,158	4,849	309	6.4%
Dental Members	6,172	5,955	217	3.6%
Dental Administration Members	1,311	5,491	(4,180)	(76.1)%
Vision Members	7,510	7,169	341	4.8%
Medicare Part D Standalone Members	383	289	94	32.5%

Medical Membership
Total medical membership grew in both Government Business and Commercial & Specialty Business segments as well as by funding arrangement. Fully-insured membership increased primarily due to growth in our Medicaid and Medicare businesses, partially offset by the membership decreases in our fully-insured Local Group business resulting from lapses and in-group change exceeding sales and in our Individual business resulting from attrition in our non-ACA-compliant off-exchange product offerings. Self-funded medical membership increased primarily as a result of higher BlueCard® activity at other Blue Cross Blue Shield Association, or BCBSA, plans whose members reside in or travel to our licensed areas. The increase in self-funded membership was further attributable to membership increases in our National Accounts business resulting from our acquisition of a third-party administrator, or TPA, and in our Local Group self-funded business resulting from in-group change. Medicaid membership increased primarily due to our acquisition of Medicaid plans in Missouri and Nebraska and organic growth in existing markets. Medicare membership increased primarily due to higher sales during open enrollment exceeding lapses. Local Group membership increased due to our TPA acquisition, new sales and favorable in-group change exceeding lapses. National Accounts membership increased primarily due to our TPA acquisition.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. We have experienced growth in our life and disability and dental memberships primarily due to higher sales in our Local Group business. Dental administration membership decreased due to the lapse of a large dental administration services contract. Vision membership increased due to higher sales in our Medicare and Local Group businesses.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31

	2020	2019	$ Change	% Change
Total operating revenue	$29,448	$24,388	$5,060	20.7%
Net investment income	254	210	44	21.0%
Net realized (losses) gains on financial instruments	(24)	78	(102)	(130.8)%
Impairment losses recognized in income	(57)	(10)	(47)	470.0%
Total revenues	29,621	24,666	4,955	20.1%
Benefit expense	21,489	19,282	2,207	11.4%
Cost of products sold	1,984	—	1,984	NM
Selling, general and administrative expense	3,781	3,166	615	19.4%
Other expense[1]	278	273	5	1.8%
Total expenses	27,532	22,721	4,811	21.2%
Income before income tax expense	2,089	1,945	144	7.4%
Income tax expense	566	394	172	43.7%
Net income	$1,523	$1,551	$(28)	(1.8)%

Average diluted shares outstanding	256.4	262.3	(5.9)	(2.2)%
Diluted net income per share	$5.94	$5.91	$0.03	0.5%
Effective tax rate	27.1%	20.3%		680bp3
Benefit expense ratio[2]	84.2%	84.4%		(20)bp3
Selling, general and administrative expense ratio[4]	12.8%	13.0%		(20)bp3
Income before income tax expense as a percentage of total revenues	7.1%	7.9%		(80)bp3
Net income as a percentage of total revenues	5.1%	6.3%		(120)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

NM	Not meaningful.

1	Includes interest expense, amortization of other intangible assets and (gain) loss on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2020 and 2019 were $25,517 and $22,843, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The increase in total operating revenue was primarily due to product revenue and higher premiums. Product revenue represents services performed by our IngenioRx pharmacy benefit manager for unaffiliated PBM customers as well as ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and administrative fees. There was no product revenue recognized in the three months ended March 31, 2019, as IngenioRx began its operations during the second quarter of 2019. The higher premiums were due to rate increases across our businesses designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2020, and membership growth in our Government Business segment.

We recognized net realized losses on financial instruments in the first quarter of 2020 compared to net realized gains on financial instruments in the first quarter of 2019. This change was primarily due to a decrease in net realized gains on equity securities reflecting the changes in their fair values during the three months ended March 31, 2020.
Benefit expense increased primarily due to increased costs as a result of growth in our Medicare and Medicaid membership and overall cost trends across our businesses.
Our benefit expense ratio decreased largely due to the impact of the HIP Fee reinstatement for 2020. This decrease was partially offset by the leap year impact of an extra day of claims in the three months ended March 31, 2020 as associated premiums are recognized ratably throughout the year, and margin normalization in our Individual business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx. There was no cost of products sold recognized in the three months ended March 31, 2019, as IngenioRx began its operations during the second quarter of 2019.
Our selling, general and administrative expense increased primarily due to the reinstatement of the HIP Fee for 2020, and to a lesser extent, increased spend to support growth in our businesses.
Our selling, general and administrative expense ratio decreased due to the growth in operating revenue. This decrease was partially offset by the reinstatement of the HIP Fee for 2020 and increased spend to support growth in our businesses.
Our effective income tax rate increased primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020, which resulted in additional income tax expense of $87.
Our net income as a percentage of total revenue decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net realized (losses) gains on financial instruments, impairment losses recognized in income, interest expense, amortization of other intangible assets, loss (gain) on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Beginning in 2020, IngenioRx meets the quantitative thresholds for a reportable segment and the results of our operations are now described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019 [1]	$ Change	% Change
Operating Revenue
Commercial & Specialty Business	$9,361	$9,392	$(31)	(0.3)%
Government Business	17,466	14,925	2,541	17.0%
IngenioRx	5,197	—	5,197	NM
Other	1,027	548	479	87.4%
Eliminations	(3,603)	(477)	(3,126)	NM
Total operating revenue	$29,448	$24,388	$5,060	20.7%

Operating Gain (Loss)
Commercial & Specialty Business	$1,420	$1,598	$(178)	(11.1)%
Government Business	411	374	37	9.9%
IngenioRx	349	—	349	NM
Other	14	(32)	46	NM

Operating Margin
Commercial & Specialty Business	15.2%	17.0%		(180	)bp
Government Business	2.4%	2.5%		(10	)bp
IngenioRx	6.7%	—%		NM

1
During the second quarter of 2019, we reclassified DBG from our Government Business segment to our Other segment to reflect changes in how our segments are being managed. Accordingly, certain amounts for the three months ended March 31, 2019 have been reclassified to conform to the current year presentation for comparability.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Commercial & Specialty Business
Operating revenue decreased due to membership declines in our Individual and Local group fully-insured businesses and the absence of pharmacy administrative fee revenue that is now recognized within the IngenioRx segment. These decreases were partially offset by the rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2020.
The decrease in operating gain was primarily driven by margin normalization in our Individual business and the shift of pharmacy earnings to our IngenioRx segment. The decrease was further due to the leap year impact of an extra day of claims in the three months ended March 31, 2020. These decreases were partially offset by growth in our value-added services.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of organic growth, acquisitions and new expansions in our Medicaid business and membership growth in our Medicare business. The increase in premium revenue was further attributable to rate increases designed to cover overall cost trends and the HIP Fee reinstatement for 2020.
The increase in operating gain was primarily driven by premium rate adjustments and membership growth in our Medicaid business, as well as the impact of the HIP Fee reinstatement for 2020. These increases in operating gain were partially offset by an increase in selling, general and administrative spend to support growth in our businesses and the leap year impact of an extra day of claims in the three months ended March 31, 2020.

IngenioRx
Operating revenue and operating gain increased as a result of IngenioRx commencing operations during the second quarter of 2019. Operating revenue represents product revenues from services performed for our fully-insured Anthem health plans and self-funded customers and external customers outside of the health plans we own. Product revenues and cost of goods sold for Anthem health plans are eliminated in consolidation. Operating gain represents operating revenue less cost of products sold and selling, general and administrative expenses.
Other
Operating revenue increased primarily due to higher administrative fees and other revenue from services performed by DBG in certain markets and our acquisition of Beacon in February 2020.
The increase in operating gain was due to growth in value-added services performed by DBG for our other segments.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2019 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2019, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2020, our critical accounting policies and estimates have not changed from those described in our 2019 Annual Report on Form 10-K, except for the policies related to investments and receivables, which changed as a result of the adoption of a new accounting pronouncement.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2020, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2019 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2020 and 2019, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2020 and 2019, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2020	2019
Assumed trend factors	$510	$345
Assumed completion factors	190	110
Total	$700	$455
The favorable development recognized in the three months ended March 31, 2020 and 2019 resulted primarily from trend factors in late 2019 and late 2018, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2019 and 2018 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 64.7% for both the three months ended March 31, 2020 and 2019. This ratio serves as an indicator of claims processing speed whereby claims were processed at approximately the same speed during the three months ended March 31, 2020 and 2019.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the three months ended March 31, 2020, this metric was 8.8%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019. For the three months ended March 31, 2019, this metric was 6.7%, largely driven by favorable trend factor development at the end of 2018 as well as favorable completion factor development from 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2020, this metric was 0.9%, which was calculated using the redundancy of $700. For the three months ended March 31, 2019, the comparable metric was 0.7%, which was calculated using the redundancy of $455. We believe these metrics demonstrate a generally consistent level of reserve conservatism.
Investments
On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments in ASU 2016-13 replaced the incurred loss model for measuring expected credit losses and require expected losses on available-for-sale fixed maturity securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. There were no other changes to our accounting policy for investments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For additional information, see Note 4, “Investments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The COVID-19 pandemic and efforts to prevent its spread have drastically impacted the global economy, causing market instability and significantly decreasing the worldwide demand for energy. We regularly evaluate our fixed maturity securities for declines and impairment, as well as industry risk, and as a result of our evaluation, we recognized a $49 credit loss allowance for our energy sector fixed maturity securities for the three months ended March 31, 2020. At March 31, 2020, we held $888 of these securities, which have the potential to be further impaired if oil and natural gas prices stay at current levels or further decline. At March 31, 2020, we also held $249 of equity investments in certain energy sector joint ventures, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Given the uncertainty of changes in market conditions, there is a risk that declines in fair value of these investments may occur in the near future and further impairment losses may need to be recorded.
Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Financial information for certain of these investments are reported on a one or three month lag due to the timing of when we receive financial information from the companies. Given the recent market volatility, there is a risk that the value of some of these investments may decline in future periods.
Additional discussion regarding the impact of COVID-19 on our business, cash flows, financial condition and results of operations can be found elsewhere in this MD&A.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2020, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources
Sources and Uses of Capital
Our cash receipts result primarily from premiums, product revenue, administrative fees and other revenue, investment income, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the issuance of common stock under our employee stock plans. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
The COVID-19 pandemic and efforts to prevent its spread have drastically impacted the economy, causing market instability and increasing unemployment in the United States. While the full impact of COVID-19 on our business is currently uncertain, it could have a material adverse effect on our claim payments, collection of our premiums, product or administrative fee revenues, investments and our ability to access credit. Additional discussion regarding the impact of COVID-19 can be found elsewhere in this MD&A.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2020, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31		2020 vs. 2019
	2020	2019	Change
Sources of Cash:
Net cash provided by operating activities	$2,515	$1,630	$885
Issuances of commercial paper and short- and long-term debt, net of repayments	1,528	67	1,461
Proceeds from issuance of common stock under employee stock plans	44	76	(32)
Other sources of cash, net	—	28	(28)
Total sources of cash	4,087	1,801	2,286
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(571)	(440)	(131)
Purchases of subsidiaries, net of cash acquired	(1,908)	—	(1,908)
Repurchase and retirement of common stock	(529)	(294)	(235)
Purchases of property and equipment	(204)	(234)	30
Cash dividends	(240)	(206)	(34)
Other uses of cash, net	(225)	(78)	(147)
Total uses of cash	(3,677)	(1,252)	(2,425)
Effect of foreign exchange rates on cash and cash equivalents	(2)	(1)	(1)
Net increase in cash and cash equivalents	$408	$548	$(140)
The increase in cash provided by operating activities was primarily attributable to higher premium receipts as a result of the HIP Fee reinstatement in 2020 as well as other changes in working capital.

Other significant changes in sources or uses of cash year-over-year included increases in cash paid for acquisitions, cash paid for repurchase and retirement of common stock and receipt of net proceeds from the issuances of commercial paper and short- and long-term debt.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $26,301 at March 31, 2020. Since December 31, 2019, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $174, primarily due to cash generated from operations and net proceeds from borrowings. These increases were partially offset by cash paid for acquisitions, common stock repurchases, cash dividends paid to shareholders and purchases of property and equipment.
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
At March 31, 2020, we held $1,689 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion and lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 41.7% and 39.5% as of March 31, 2020 and December 31, 2019, respectively.
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
Future Sources and Uses of Liquidity
The COVID-19 pandemic and efforts to prevent its spread have drastically impacted the global economy and caused increased volatility in the securities and credit markets. While the full impact of COVID-19 on our business is currently uncertain, it could have a material adverse effect on our financial condition and our liquidity.
We have taken several recent actions to preserve our liquidity and financial flexibility. As a precautionary measure, we borrowed $300 on our senior revolving credit facility in March 2020. This $300 was repaid in April 2020. Should commercial paper issuance become unavailable, we intend to use a combination of cash on hand and/or our senior revolving credit facilities, which provide for combined credit up to $3,500, to redeem any outstanding commercial paper upon maturity. In addition, in the second quarter of 2020, we expect to extend the term of our 364-day senior revolving credit facility to expire in June 2021.

While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facilities, if market conditions allow, will be willing to provide financing in accordance with their legal obligations.
Other measures we have taken include reducing our discretionary spending and temporarily suspending our share repurchase activity. To increase our cash on hand, we are delaying our quarterly estimated federal income tax payments normally due during the second quarter of 2020 until July 15, 2020, as provided for by IRS Notice 2020-23. We are also delaying certain payroll tax payments as permitted by the CARES Act. We may take additional actions going forward to maximize our liquidity, including increasing our borrowings from existing or new Federal Home Loan Bank memberships and other available borrowings. We will continue to monitor the market conditions and act in a prudent manner. Additional discussion regarding the impact of COVID-19 can be found elsewhere in this MD&A.
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
For additional information regarding our sources and uses of capital at March 31, 2020, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information, see Note 21, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our 5-year and 364-day senior revolving credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2019 Annual Report on Form 10-K other than our entry into a vendor agreement for information technology infrastructure and related management and support services and an increase in our borrowings. For additional information regarding our estimated contractual obligations and commitments, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward- looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and catastrophes; trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, or collectively, the ACA, and the ultimate outcome of legal challenges to the ACA; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services, or CMS, Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation and us related to the merger agreement between the parties and the potential for such litigation to cause us to incur substantial additional costs, including potential settlement and judgment costs; risks and uncertainties related to our pharmacy benefit management, or PBM, business including non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; medical malpractice or professional liability claims or other risks related to healthcare and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; the impact of international laws and regulations; changes in U.S. tax laws; intense competition to attract and retain employees; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2019 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
During the three months ended March 31, 2020, we implemented certain additional controls associated with our IngenioRx PBM business. Other than these new controls, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2020, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in our 2019 Annual Report on Form 10-K.
The following risk factor has been added:
The outbreak of the COVID-19 pandemic and measures taken to prevent its spread are adversely affecting our business in a number of ways, and we are unable to predict the full extent of those impacts on our business, cash flows, financial condition and results of operations, but the impact could be material.
The ongoing COVID-19 pandemic has caused illness, deaths, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, labor shortages, supply chain interruptions and overall economic and financial market instability, and it underscores and may heighten certain risks we face in our business, including those discussed in our 2019 Annual Report on Form 10-K.
We are closely monitoring developments related to the COVID-19 pandemic to assess its ongoing impact on our business. While we expect the impacts of COVID-19, and the actions taken to contain its spread or address its impacts, to have an adverse effect on our business, cash flows, financial condition and results of operations, the extent of those impacts will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, duration and spread of the outbreak, its severity, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, and how quickly and to what extent normal economic and operating conditions can resume. Factors that could negatively impact our ability to operate successfully during or following the COVID-19 pandemic, or that could otherwise significantly adversely impact and disrupt our business, cash flows, financial condition and results of operations include, but are not limited to, the following:

•
Increased healthcare costs due to higher utilization rates of medical facilities and services, medical expenses and other increases in associated hospital and pharmaceutical costs. We have begun to offer our members expanded benefit coverage, such as providing full coverage for COVID-19 testing and treatment, and governmental action has required, and may continue to require, us to provide additional coverage.

•
A reduction in enrollment in our health benefits and pharmacy benefit management products and services, or a change in membership mix to less profitable lines of business, as a result of reductions in workforce by existing customers and other impacts of an economic downturn.

•	Cash flow volatility or shortfalls caused by an increase in delayed, delinquent or non-collectable payments from customers and government payers.

•
Reductions in our operating effectiveness as our employees work from home or otherwise are impacted by COVID-19. We have transitioned nearly all of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our members or other third parties.

•	Disruptions in our normal business operations due to disruptions in public and private infrastructure, including communications, financial services and supply chains.

•
Loss of functionality due to the disruption of services provided to us by third-party vendors, including as a result of financial difficulties experienced by such vendors and the impact of vendor employees working from home or otherwise being impacted by COVID-19.

•	Increased cost of capital and limited ability to access the capital markets due to disruption and volatility in global financial markets or a downgrade in our credit rating.

•	A further decrease in the value of our investments, which may result in additional losses charged to income.

•	An increase in our effective income tax rate due to the impacts of COVID-19 on our income and other factors described above and the non-tax deductibility of the HIP Fee.
For more information on how these and other risks may further affect our business, please see Part I, Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2020 to January 31, 2020	509,949	$298.71	509,300	$3,640
February 1, 2020 to February 29, 2020	671,852	278.76	670,900	3,453
March 1, 2020 to March 31, 2020	1,135,798	261.46	740,058	3,263
	2,317,599		1,920,258

1
Total number of shares purchased includes 397,341 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2020, we repurchased 1,920,258 shares at a cost of $529 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director’s most recent authorized increase to the program was $5,000 on December 7, 2017. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2		Bylaws of the Company, as amended effective April 8, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 8, 2020.

4.7
Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

4.8		Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.

10.2	*	(l) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2020.

	*	(m) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2020.

	*	(n) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2020.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: April 29, 2020	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 29, 2020	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)