Form 10-Q
period 2020-06-30
Anthem, Inc.
filed 2020-07-29
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2020, 251,506,458 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,028	$4,937
Fixed maturity securities (amortized cost of $21,358 and $19,021; allowance for credit losses of $24 and $0)	22,018	19,676
Equity securities	3,470	1,009
Premium receivables	5,456	5,014
Self-funded receivables	2,460	2,570
Other receivables	3,072	2,807
Other current assets	4,260	3,020
Total current assets	46,764	39,033
Long-term investments:
Fixed maturity securities (amortized cost of $491 and $487; allowance for credit losses of $0 and $0)	520	505
Other invested assets	4,097	4,258
Property and equipment, net	3,427	3,133
Goodwill	21,641	20,500
Other intangible assets	9,577	8,674
Other noncurrent assets	1,950	1,350
Total assets	$87,976	$77,453

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Medical claims payable	$9,878	$8,842
Other policyholder liabilities	3,586	3,050
Unearned income	946	1,017
Accounts payable and accrued expenses	5,257	4,198
Short-term borrowings	—	700
Current portion of long-term debt	1,603	1,598
Other current liabilities	7,252	4,127
Total current liabilities	28,522	23,532
Long-term debt, less current portion	19,873	17,787
Reserves for future policy benefits	776	759
Deferred tax liabilities, net	2,497	2,227
Other noncurrent liabilities	1,853	1,420
Total liabilities	53,521	45,725
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 252,122,363 and 252,922,161	3	3
Additional paid-in capital	9,360	9,448
Retained earnings	25,346	22,573
Accumulated other comprehensive loss	(254)	(296)
Total shareholders’ equity	34,455	31,728
Total liabilities and shareholders’ equity	$87,976	$77,453

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Premiums	$25,092	$23,501	$50,609	$46,344
Product revenue	2,543	144	4,887	144
Administrative fees and other revenue	1,543	1,532	3,130	3,077
Total operating revenue	29,178	25,177	58,626	49,565
Net investment income	57	285	311	495
Net realized gains (losses) on financial instruments	18	11	(6)	89
Impairment recoveries (losses) on investments:
Total impairment recoveries (losses) on investments	6	(9)	(95)	(22)
Portion of impairment losses recognized in other comprehensive income	5	2	49	5
Impairment recoveries (losses) recognized in income	11	(7)	(46)	(17)
Total revenues	29,264	25,466	58,885	50,132
Expenses
Benefit expense	19,547	20,368	41,036	39,650
Cost of products sold	2,225	98	4,209	98
Selling, general and administrative expense	4,046	3,278	7,827	6,444
Interest expense	201	184	395	371
Amortization of other intangible assets	93	85	176	172
Loss (gain) on extinguishment of debt	3	—	4	(1)
Total expenses	26,115	24,013	53,647	46,734
Income before income tax expense	3,149	1,453	5,238	3,398
Income tax expense	873	314	1,439	708
Net income	$2,276	$1,139	$3,799	$2,690
Net income per share
Basic	$9.02	$4.44	$15.06	$10.47
Diluted	$8.91	$4.36	$14.85	$10.28
Dividends per share	$0.95	$0.80	$1.90	$1.60

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2020	2019	2020	2019
Net income	$2,276	$1,139	$3,799	$2,690
Other comprehensive income, net of tax:
Change in net unrealized losses/gains on investments	730	238	41	595
Change in non-credit component of impairment losses on investments	10	(1)	(22)	(1)
Change in net unrealized gains/losses on cash flow hedges	3	—	6	3
Change in net periodic pension and postretirement costs	10	3	17	6
Foreign currency translation adjustments	1	—	—	—
Other comprehensive income	754	240	42	603
Total comprehensive income	$3,030	$1,379	$3,841	$3,293

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2020	2019
Operating activities
Net income	$3,799	$2,690
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on financial instruments	6	(89)
Depreciation and amortization	556	586
Deferred income taxes	60	79
Share-based compensation	134	140
Changes in operating assets and liabilities:
Receivables, net	(313)	(589)
Other invested assets	24	(28)
Other assets	(486)	(258)
Policy liabilities	1,024	1,251
Unearned income	(110)	(2)
Accounts payable and other liabilities	1,868	(383)
Income taxes	1,313	(286)
Other, net	150	(44)
Net cash provided by operating activities	8,025	3,067
Investing activities
Purchases of investments	(11,135)	(11,113)
Proceeds from sale of investments	4,724	8,835
Maturities, calls and redemptions from investments	1,836	894
Purchases of subsidiaries, net of cash acquired	(1,906)	—
Purchases of property and equipment	(437)	(455)
Other, net	(800)	22
Net cash used in investing activities	(7,718)	(1,817)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(400)	203
Proceeds from long-term borrowings	2,484	—
Repayments of long-term borrowings	(155)	(73)
Proceeds from short-term borrowings	820	4,805
Repayments of short-term borrowings	(1,520)	(4,940)
Repurchase and retirement of common stock	(584)	(752)
Cash dividends	(482)	(412)
Proceeds from issuance of common stock under employee stock plans	92	100
Taxes paid through withholding of common stock under employee stock plans	(111)	(80)
Other, net	640	43
Net cash provided by (used in) financing activities	784	(1,106)
Change in cash and cash equivalents	1,091	144
Cash and cash equivalents at beginning of period	4,937	3,934
Cash and cash equivalents at end of period	$6,028	$4,078

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2019 (audited)	252.9	$3	$9,448	$22,573	$(296)	$31,728
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(35)	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	31,693
Net income	—	—	—	1,523	—	1,523
Other comprehensive loss	—	—	—	—	(712)	(712)
Repurchase and retirement of common stock	(1.9)	—	(71)	(458)	—	(529)
Dividends and dividend equivalents	—	—	—	(243)	—	(243)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	3	—	—	3
Convertible debenture repurchases and conversions	—	—	(42)	—	—	(42)
March 31, 2020	252.0	3	9,338	23,360	(1,008)	31,693
Net income	—	—	—	2,276	—	2,276
Other comprehensive income	—	—	—	—	754	754
Repurchase and retirement of common stock	(0.2)	—	(9)	(46)	—	(55)
Dividends and dividend equivalents	—	—	—	(244)	—	(244)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	113	—	—	113
Convertible debenture repurchases and conversions	—	—	(82)	—	—	(82)
June 30, 2020	252.1	$3	$9,360	$25,346	$(254)	$34,455

See accompanying notes.

Anthem, Inc. Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2018 (audited)	257.4	$3	$9,536	$19,988	$(986)	$28,541
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	1,551	—	1,551
Other comprehensive income	—	—	—	—	363	363
Repurchase and retirement of common stock	(1.1)	—	(71)	(223)	—	(294)
Dividends and dividend equivalents	—	—	—	(206)	—	(206)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	69	—	—	69
Convertible debenture repurchases and conversions	—	—	(52)	—	—	(52)
March 31, 2019	257.4	3	9,482	21,136	(623)	29,998
Net income	—	—	—	1,139	—	1,139
Other comprehensive income	—	—	—	—	240	240
Repurchase and retirement of common stock	(1.7)	—	(70)	(388)	—	(458)
Dividends and dividend equivalents	—	—	—	(208)	—	(208)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	91	—	—	91
Convertible debenture repurchases and conversions	—	—	(9)	—	—	(9)
June 30, 2019	255.9	$3	$9,494	$21,679	$(383)	$30,793

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2020
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 42 million medical members through our affiliated health plans as of June 30, 2020. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management, or PBM, dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits, or FEHB, Program.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, in the second quarter of 2019, we began providing PBM services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2019 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. For additional information on prior year reclassifications, see Note 15, “Segment Information.” In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 have been recorded. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $231 and $215 at June 30, 2020 and December 31, 2019, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
Investments: Prior to 2020, our fixed maturities were evaluated for other-than-temporary impairment where credit-related impairments were presented within the other-than-temporary impairment losses recognized in our consolidated statements of income with an adjustment to the security’s amortized cost basis. Effective January 1, 2020, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in accumulated other comprehensive loss. Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive loss.
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
In accordance with the Financial Accounting Standards Board, or FASB, guidance, the changes in fair value of our marketable equity securities are recognized in our results of operations within net realized gains and losses on financial instruments.
We have corporate-owned life insurance policies on certain participants in our deferred compensation plans and other members of management. The cash surrender value of the corporate-owned life insurance policies is reported under the caption “Other invested assets” in our consolidated balance sheets.
We use the equity method of accounting for investments in companies in which our ownership interest may enable us to influence the operating or financial decisions of the investee company. Our proportionate share of equity in net income of these unconsolidated affiliates is reported within net investment income. The equity method investments are reported under the caption “Other invested assets” in our consolidated balance sheets.
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
Receivables: Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $259 and $237 at June 30, 2020 and December 31, 2019, respectively. Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers.
Self-funded receivables are reported net of an allowance for doubtful accounts of $52 and $46 at June 30, 2020 and December 31, 2019, respectively. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $321 and $242 at June 30, 2020 and December 31, 2019, respectively, which is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Revenue Recognition: For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2020. For the three and six months ended June 30, 2020, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for our annual reporting periods beginning after December 15, 2020, with early adoption permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. We are currently evaluating the effects the adoption of ASU 2019-12 will have on our consolidated financial statements.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,070 at June 30, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. As of June 30, 2020, the initial accounting for the acquisition has not been finalized. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will continue to be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from Beacon includes $752 of other intangible assets at June 30, 2020, which primarily consist of finite-lived customer relationships with amortization periods ranging from 9 to 21 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following February 28, 2020. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4.	Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for declines based on qualitative and quantitative factors. The effects of the COVID-19 global health pandemic, or COVID-19, and other market related changes have impacted our fixed maturity securities. We have established an allowance for credit loss and recorded credit loss expense as a reflection of our expected impairment losses. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and additional material impairment losses on investments may be recorded in future periods.

Our fixed maturity securities were in a net unrealized gain position of $713 and $673 at June 30, 2020 and December 31, 2019, respectively.
A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2020 and December 31, 2019 is as follows:

	Cost or Amortized Cost						Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive Loss
		Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
June 30, 2020
Fixed maturity securities:
United States Government securities	$1,250	$17	$(1)	$—	$—	$1,266	$—
Government sponsored securities	96	7	(1)	—	—	102	—
Foreign government securities	288	7	(15)	—	(1)	279	—
States, municipalities and political subdivisions	4,840	315	(5)	—	—	5,150	—
Corporate securities	9,855	469	(125)	(28)	(23)	10,148	(32)
Residential mortgage-backed securities	3,696	137	(26)	(11)	—	3,796	—
Commercial mortgage-backed securities	80	2	(2)	(4)	—	76	—
Other securities	1,744	20	(34)	(9)	—	1,721	—
Total fixed maturity securities	$21,849	$974	$(209)	$(52)	$(24)	$22,538	$(32)
December 31, 2019
Fixed maturity securities:
United States Government securities	$524	$4	$(3)	$—	$—	$525	$—
Government sponsored securities	136	5	—	—	—	141	—
States, municipalities and political subdivisions	4,592	262	(3)	—	—	4,851	—
Corporate securities	8,870	339	(9)	(15)	—	9,185	(3)
Residential mortgage-backed securities	3,654	87	(6)	(3)	—	3,732	—
Commercial mortgage-backed securities	84	2	—	—	—	86	—
Other securities	1,648	21	(3)	(5)	—	1,661	—
Total fixed maturity securities	$19,508	$720	$(24)	$(23)	$—	$20,181	$(3)

For fixed maturity securities in an unrealized loss position at June 30, 2020 and December 31, 2019, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2020
Fixed maturity securities:
United States Government securities	5	$832	$(1)	—	$—	$—
Government sponsored securities	1	1	(1)	1	—	—
Foreign government securities	219	161	(15)	—	—	—
States, municipalities and political subdivisions	111	221	(5)	3	5	—
Corporate securities	1,813	2,297	(125)	185	211	(28)
Residential mortgage-backed securities	375	654	(26)	78	117	(11)
Commercial mortgage-backed securities	7	17	(2)	3	3	(4)
Other securities	381	924	(34)	65	161	(9)
Total fixed maturity securities	2,912	$5,107	$(209)	335	$497	$(52)
December 31, 2019
Fixed maturity securities:
United States Government securities	27	$250	$(3)	2	$1	$—
Government sponsored securities	14	12	—	3	1	—
States, municipalities and political subdivisions	114	306	(3)	14	11	—
Corporate securities	386	558	(9)	224	286	(15)
Residential mortgage-backed securities	321	635	(6)	189	237	(3)
Commercial mortgage-backed securities	1	3	—	4	8	—
Other securities	166	415	(3)	113	358	(5)
Total fixed maturity securities	1,029	$2,179	$(24)	549	$902	$(23)

Below are discussions by security type for unrealized losses and credit losses as of June 30, 2020:
Foreign government securities: An allowance for credit loss was established on foreign government security holdings of Republic of Ecuador. Notification of the request for delayed interest payments, a rating downgrade and significant decline in fair value were factors indicating a credit loss. No other foreign government securities had material unrealized losses or qualitative factors to indicate a credit loss. We do not intend to sell these investments and it is likely we will not be required to sell these investments prior to maturity or recovery of amortized cost.
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment as well as energy sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of June 30, 2020. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.

As for the remaining securities shown in the table above, unrealized losses on these securities have not been recognized into income because we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. We have evaluated these securities for any change in credit rating and have determined that no allowance is necessary. The fair value is expected to recover as the securities approach maturity.
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three months ended June 30, 2020:

Three Months Ended June 30	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$51	$—	$51
Additions for securities for which no previous expected credit losses were recognized	9	1	10
Securities sold during the period	(8)	—	(8)
Increases (decreases) to the allowance for credit losses on securities	(29)	—	(29)
Total allowance for credit losses	$23	$1	$24
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the six months ended June 30, 2020:

Six Months Ended June 30	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	60	1	61
Securities sold during the period	(8)	—	(8)
Increases (decreases) to the allowance for credit losses on securities	(29)	—	(29)
Total allowance for credit losses	$23	$1	$24

The amortized cost and fair value of fixed maturity securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,481	$1,484
Due after one year through five years	5,736	5,876
Due after five years through ten years	6,121	6,340
Due after ten years	4,735	4,966
Mortgage-backed securities	3,776	3,872
Total fixed maturity securities	$21,849	$22,538

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Proceeds	$2,618	$1,986	$4,549	$3,454
Gross realized gains	37	22	80	40
Gross realized losses	(50)	(17)	(70)	(34)

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
Equity Securities
A summary of marketable equity securities at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Equity securities:
Exchange traded funds	$3,224	$44
Fixed maturity mutual funds	152	643
Common equity securities	32	237
Private equity securities	62	85
Total	$3,470	$1,009

The gains and losses related to equity securities for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net realized gains (losses) recognized on equity securities	$45	$13	$(5)	$92
Less: Net realized losses (gains) recognized on equity securities sold during the period	13	(29)	(5)	(50)
Unrealized gains (losses) recognized on equity securities still held at June 30	$58	$(16)	$(10)	$42

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
Investment Income
At June 30, 2020 and December 31, 2019, accrued investment income totaled $182 and $173, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.

Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,114 and $351 at June 30, 2020 and December 31, 2019, respectively. The value of the collateral represented 102% and 103% of the market value of the securities on loan at June 30, 2020 and December 31, 2019, respectively. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
The remaining contractual maturity of our securities lending agreements at June 30, 2020 is as follows:

Overnight and Continuous
Securities lending collateral
Cash	$961
United States Government securities	151
Other securities	2
Total	$1,114

5.	Derivative Financial Instruments
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
Prior to 2020, we entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $256 and $262 at June 30, 2020 and December 31, 2019, respectively.
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, which are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 is as follows:

	Level I	Level II	Level III	Total
June 30, 2020
Assets:
Cash equivalents	$3,809	$—	$—	$3,809
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,266	—	1,266
Government sponsored securities	—	102	—	102
Foreign government securities	—	279	—	279
States, municipalities and political subdivisions, tax-exempt	—	5,150	—	5,150
Corporate securities	—	9,834	314	10,148
Residential mortgage-backed securities	—	3,794	2	3,796
Commercial mortgage-backed securities	—	76	—	76
Other securities	—	1,716	5	1,721
Total fixed maturity securities, available-for-sale	—	22,217	321	22,538
Equity securities:
Exchange traded funds	3,224	—	—	3,224
Fixed maturity mutual funds	—	152	—	152
Common equity securities	1	31	—	32
Private equity securities	—	—	62	62
Total equity securities	3,225	183	62	3,470
Securities lending collateral	—	1,114	—	1,114
Derivatives	—	50	—	50
Total assets	$7,034	$23,564	$383	$30,981
Liabilities:
Derivatives	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2019
Assets:
Cash equivalents	$2,015	$—	$—	$2,015
Fixed maturity securities, available-for-sale:
United States Government securities	—	525	—	525
Government sponsored securities	—	141	—	141
States, municipalities and political subdivisions, tax-exempt	—	4,851	—	4,851
Corporate securities	—	8,882	303	9,185
Residential mortgage-backed securities	—	3,730	2	3,732
Commercial mortgage-backed securities	—	86	—	86
Other securities	—	1,654	7	1,661
Total fixed maturity securities, available-for-sale	—	19,869	312	20,181
Equity securities:
Exchange traded funds	44	—	—	44
Fixed maturity mutual funds	—	643	—	643
Common equity securities	206	31	—	237
Private equity securities	—	—	85	85
Total equity securities	250	674	85	1,009
Securities lending collateral	—	353	—	353
Derivatives	—	23	—	23
Total assets	$2,265	$20,919	$397	$23,581
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2020 and 2019 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended June 30, 2020
Beginning balance at April 1, 2020	$316	$2	$5	$82	$405
Total gains (losses):
Recognized in net income	1	—	—	(10)	(9)
Recognized in accumulated other comprehensive loss	(7)	—	—	—	(7)
Purchases	14	—	—	3	17
Sales	(1)	—	—	(13)	(14)
Settlements	(9)	—	—	—	(9)
Transfers into Level III	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—
Ending balance at June 30, 2020	$314	$2	$5	$62	$383
Change in unrealized losses included in net income related to assets still held at June 30, 2020	$—	$—	$—	$(10)	$(10)

Three Months Ended June 30, 2019
Beginning balance at April 1, 2019	$297	$6	$14	$297	$614
Total (losses) gains:
Recognized in net income	(3)	—	—	2	(1)
Recognized in accumulated other comprehensive loss	—	—	—	—	—
Purchases	30	—	—	14	44
Sales	(1)	—	—	(8)	(9)
Settlements	(19)	(1)	(1)	—	(21)
Transfers into Level III	—	—	—	—	—
Transfers out of Level III	(7)	(2)	(2)	—	(11)
Ending balance at June 30, 2019	$297	$3	$11	$305	$616
Change in unrealized gains included in net income related to assets still held at June 30, 2019	$—	$—	$—	$(2)	$(2)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2020 and 2019 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Six Months Ended June 30, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total losses:
Recognized in net income	(1)	—	—	(16)	(17)
Recognized in accumulated other comprehensive loss	(17)	—	—	—	(17)
Purchases	39	—	—	15	54
Sales	(4)	—	—	(22)	(26)
Settlements	(19)	—	(2)	—	(21)
Transfers into Level III	13	—	—	—	13
Transfers out of Level III	—	—	—	—	—
Ending balance at June 30, 2020	$314	$2	$5	$62	$383
Change in unrealized losses included in net income related to assets still held at June 30, 2020	$—	$—	$—	$(17)	$(17)

Six Months Ended June 30, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total (losses) gains:
Recognized in net income	(4)	—	—	—	(4)
Recognized in accumulated other comprehensive loss	2	—	—	—	2
Purchases	63	—	2	21	86
Sales	(2)	—	—	(29)	(31)
Settlements	(40)	(1)	(2)	—	(43)
Transfers into Level III	—	—	3	—	3
Transfers out of Level III	(9)	(2)	(9)	—	(20)
Ending balance at June 30, 2019	$297	$3	$11	$305	$616
Change in unrealized gains included in net income related to assets still held at June 30, 2019	$—	$—	$—	$—	$—

There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2020 or 2019.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Beacon on February 28, 2020. The preliminary values of net assets acquired in our acquisition of Beacon and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Beacon’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2020 or 2019.

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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2020 or 2019.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2020 and December 31, 2019 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2020
Assets:
Other invested assets	$4,097	$—	$—	$4,097	$4,097
Liabilities:
Debt:
Notes	21,358	—	24,273	—	24,273
Convertible debentures	118	—	426	—	426

December 31, 2019
Assets:
Other invested assets	$4,258	$—	$—	$4,258	$4,258
Liabilities:
Debt:
Short-term borrowings	700	—	700	—	700
Commercial paper	400	—	400	—	400
Notes	18,840	—	20,470	—	20,470
Convertible debentures	145	—	904	—	904

7.	Income Taxes
During the three months ended June 30, 2020 and 2019, we recognized income tax expense of $873 and $314, respectively, which represent effective tax rates of 27.7% and 21.6%, respectively. The increase in our effective tax rate was primarily due to the reinstatement of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2020.
During the six months ended June 30, 2020 and 2019, we recognized income tax expense of $1,439 and $708, respectively, which represent effective tax rates of 27.5% and 20.8%, respectively. The increase in our effective income tax rate was primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020.
Income taxes payable totaled $978 at June 30, 2020. Income taxes receivable totaled $335 at December 31, 2019. We recognize the income tax payable as a liability under the caption “Other current liabilities” and the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

8.	Retirement Benefits
The components of net periodic benefit credit included in our consolidated statements of income for the three months ended June 30, 2020 and 2019 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2020	2019	2020	2019
Interest cost	$13	$16	$2	$4
Expected return on assets	(29)	(35)	(6)	(6)
Recognized actuarial loss	6	4	—	1
Settlement loss	10	2	—	—
Amortization of prior service credit	—	—	(2)	(3)
Net periodic benefit credit	$—	$(13)	$(6)	$(4)
The components of net periodic benefit credit included in our consolidated statements of income for the six months ended June 30, 2020 and 2019 are as follows:

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest cost	$25	$32	$5	$8
Expected return on assets	(69)	(69)	(12)	(11)
Recognized actuarial loss	12	8	—	1
Settlement loss	15	4	—	—
Amortization of prior service credit	—	—	(4)	(6)
Net periodic benefit credit	$(17)	$(25)	$(11)	$(8)

For the year ending December 31, 2020, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act of 1974, as amended, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $3 and $0 were made to our retirement benefit plans during the six months ended June 30, 2020 and 2019.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the six months ended June 30, 2020 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,039	$5,608	$—	$8,647
Ceded medical claims payable, beginning of period	(14)	(19)	—	(33)
Net medical claims payable, beginning of period	3,025	5,589	—	8,614
Business combinations and purchase adjustments	—	141	198	339
Net incurred medical claims:
Current period	11,318	28,162	498	39,978
Prior periods redundancies	(374)	(326)	—	(700)
Total net incurred medical claims	10,944	27,836	498	39,278
Net payments attributable to:
Current period medical claims	9,014	22,115	496	31,625
Prior periods medical claims	2,218	4,823	—	7,041
Total net payments	11,232	26,938	496	38,666
Net medical claims payable, end of period	2,737	6,628	200	9,565
Ceded medical claims payable, end of period	62	28	—	90
Gross medical claims payable, end of period	$2,799	$6,656	$200	$9,655
Activity in the Other segment resulted from our acquisition of Beacon.
At June 30, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $74, $358 and $2,305 for the claim years 2018 and prior, 2019 and 2020, respectively.
At June 30, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $80, $360 and $6,188 for the claim years 2018 and prior, 2019 and 2020, respectively.
At June 30, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $0, $0 and $200 for the claim years 2018 and prior, 2019 and 2020, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the six months ended June 30, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$2,586	$4,680	$—	$7,266
Ceded medical claims payable, beginning of period	(10)	(24)	—	(34)
Net medical claims payable, beginning of period	2,576	4,656	—	7,232
Net incurred medical claims:
Current period	12,460	25,777	—	38,237
Prior periods redundancies	(182)	(232)	—	(414)
Total net incurred medical claims	12,278	25,545	—	37,823
Net payments attributable to:
Current period medical claims	9,928	20,439	—	30,367
Prior periods medical claims	2,081	4,101	—	6,182
Total net payments	12,009	24,540	—	36,549
Net medical claims payable, end of period	2,845	5,661	—	8,506
Ceded medical claims payable, end of period	14	29	—	43
Gross medical claims payable, end of period	$2,859	$5,690	$—	$8,549

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2020 are as follows:

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Net incurred medical claims:
Commercial & Specialty Business	$5,797	$5,147	$10,944
Government Business	14,603	13,233	27,836
Other	130	368	498
Total net incurred medical claims	20,530	18,748	39,278
Quality improvement and other claims expense	959	799	1,758
Benefit expense	$21,489	$19,547	$41,036
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2019 are as follows:

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019
Net incurred medical claims:
Commercial & Specialty Business	$5,856	$6,422	$12,278
Government Business	12,483	13,062	25,545
Total net incurred medical claims	18,339	19,484	37,823
Quality improvement and other claims expense	943	884	1,827
Benefit expense	$19,282	$20,368	$39,650

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of June 30, 2020, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$2,737	$6,628	$200	$9,565
Ceded medical claims payable, end of period	62	28	—	90
Insurance lines other than short duration	—	223	—	223
Gross medical claims payable, end of period	$2,799	$6,879	$200	$9,878

10.	Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2020 and December 31, 2019, we had $21,333 and $18,815, respectively, outstanding under these notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both June 30, 2020 and December 31, 2019.
On May 5, 2020, we issued $400 aggregate principal amount of additional senior notes pursuant to a reopening of our existing 2.375% Notes due 2025, or the 2025 Notes, $1,100 aggregate principal amount of 2.250% Notes due 2030, or the 2030 Notes, and $1,000 aggregate principal amount of 3.125% Notes due 2050, or the 2050 Notes, under our shelf registration statement. The 2025 Notes constitute an additional issuance of our 2.375% notes due 2025, of which $850 aggregate principal amount was issued on September 9, 2019. Interest on the 2025 Notes is deemed to have accrued from January 15, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020. Interest on the 2030 and 2050 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. We intend to use net proceeds for working capital and general corporate purposes, including, but not limited to, repayment of short-term and long-term debt, repurchase of our common stock pursuant to our share repurchase program and to fund acquisitions.
We have a senior revolving credit facility, or the 5-Year Facility, with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. We also have a 364-day senior revolving credit facility, or 364-Day Facility, with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000. In May 2020, we amended and extended the 364-Day Facility, which now matures in June 2021. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of June 30, 2020, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 38.4%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of June 30, 2020, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the 364-Day Facility at any time during the six months ended June 30, 2020 or the year ended December 31, 2019. At June 30, 2020 and December 31, 2019, there were no amounts outstanding under our 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit, or the Subsidiary Credit Facilities, with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $400. At June 30, 2020 and December 31, 2019, $0 and $50, respectively, were outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At June 30, 2020 and December 31, 2019, we had $0 and $400, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the indenture. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During the three and six months ended June 30, 2020, $27 and $40, respectively, of aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three and six months ended June 30, 2020 of $103 and $155, respectively. We recognized a loss on the extinguishment of debt related to the Debentures of $3 and $4, respectively, for the three and six months ended June 30, 2020, based on the fair values of the debt on the conversion settlement dates.
The following table summarizes at June 30, 2020 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$175
Unamortized debt discount	$55
Net debt carrying amount	$118
Equity component carrying amount	$63
Conversion rate (shares of common stock per $1,000 of principal amount)	14.0171
Effective conversion price (per $1,000 of principal amount)	$71.3414

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, or collectively, the FHLBs. As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $0 and $650 in outstanding short-term borrowings from the FHLBs at June 30, 2020 and December 31, 2019, respectively, with a fixed interest rate of 1.664% for the December 31, 2019 borrowing.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $800 at June 30, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees, or Blue plans, across the country. The cases were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act, or Sherman Act, and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and the actions filed in twenty-eight states have been consolidated into the multi-district proceeding.
In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. No dates have been set for either the final pretrial conferences or trials in these actions. In April 2019, plaintiffs filed their motions for class certification in conjunction with their supporting expert reports, and the defendants filed their motions to exclude plaintiffs’ experts, as well as their opposition to plaintiffs’ motions for class certification, in July 2019. The case has been stayed by the Court until further notice.
We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
Blue Cross of California Taxation Litigation
In July 2013, our California affiliate Blue Cross of California (doing business as Anthem Blue Cross), or BCC, was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, or the Superior Court, captioned Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, or HCSP, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax, or GPT, calculated as 2.35% on gross premiums. As a licensed HCSP, BCC has paid the California Corporate Franchise Tax, or CFT, the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT, and seeks a writ of mandate directing the taxing agencies to collect the GPT and an order requiring BCC to pay GPT back taxes, interest, and penalties for the eight-year period prior to the filing of the complaint.
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. We filed a writ of mandate in the California Court of Appeal. Although the California Court of Appeal initially accepted our writ, it later indicated that it would not hear the issues raised by our writ until the case concludes in the Superior Court. The Superior Court postponed the July 2020 trial date to January 2021. The parties are currently engaged in discovery. BCC has filed a motion for summary judgment, which is scheduled to be heard in October 2020. Because the GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation. BCC intends to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc., or Express Scripts, our vendor at the time for PBM services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The

lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties, or the ESI PBM Agreement, over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) was required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. The period of time for completing discovery has been extended to August 2020 due to the COVID-19 pandemic. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
In re Express Scripts/Anthem ERISA Litigation
We are a defendant in a class action lawsuit that was initially filed in June 2016 against Anthem, Inc. and Express Scripts, which has been consolidated into a single multi-district lawsuit captioned In Re Express Scripts/Anthem ERISA Litigation, in the U.S. District Court for the Southern District of New York. The consolidated complaint was filed by plaintiffs against Express Scripts and us on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to December 31, 2019 in which we provided prescription drug benefits through the ESI PBM Agreement and paid a percentage based co-insurance payment in the course of using that prescription drug benefit. The plaintiffs allege that we breached our duties, either under ERISA or with respect to the implied covenant of good faith and fair dealing implied in the health plans, (i) by failing to adequately monitor Express Scripts’ pricing under the ESI PBM Agreement, (ii) by placing our own pecuniary interest above the best interests of our insureds by allegedly agreeing to higher pricing in the ESI PBM Agreement in exchange for the purchase price for our NextRx PBM business, and (iii) with respect to the non-ERISA members, by negotiating and entering into the ESI PBM Agreement that was allegedly detrimental to the interests of such non-ERISA members. Plaintiffs seek to hold us and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing argument in November 2019 and took the matter under consideration. In February 2020, the Delaware Court requested supplemental briefing, which has been submitted. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of our litigation with Cigna cannot be presently determined.
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
Medicare Risk Adjustment Litigation
In March 2020, the DOJ filed a civil lawsuit against Anthem, Inc. in the U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services, or CMS, for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.
Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc., or CareMore, one of our California subsidiaries and HealthSun Health Plans, Inc., or HealthSun, one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation focuses on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both investigations to CMS and the Criminal Division of the DOJ, which then initiated an investigation. We are cooperating with that investigation. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare representation provisions, based on the conduct discovered during our investigation. We are in active litigation with one group of sellers regarding part of the escrowed funds in a case captioned LPPAS Representative, LLC v. ATH Holding Company, LLC in the Delaware Court.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our aggregate commitment under this agreement is approximately $1,700. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
In the second quarter of 2019, we began using our new pharmacy benefits manager named IngenioRx, Inc., or IngenioRx, to market and offer PBM services to fully-insured and self-funded Anthem health plan customers, as well as to external customers outside of the health plans we own. The comprehensive prescription benefits management services portfolio includes, but is not limited to, formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. Also in the second quarter of 2019, IngenioRx began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts pursuant to the ESI PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019, due to the acquisition of Express Scripts by Cigna. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020. Prior to the termination of the ESI PBM Agreement, Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support. Express Scripts continues to provide certain audit and run out transition services related to our PBM business. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings–Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of June 30, 2020.

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
A summary of our cash dividend activity for the six months ended June 30, 2020 and 2019 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
April 28, 2020	June 10, 2020	June 25, 2020	$0.95	$242

Six Months Ended June 30, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206
April 23, 2019	June 10, 2019	June 25, 2019	$0.80	$206

On July 28, 2020, our Audit Committee declared a third quarter 2020 dividend to shareholders of $0.95 per share, payable on September 25, 2020 to shareholders of record at the close of business on September 10, 2020.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On December 7, 2017, the Board of Directors authorized a $5,000 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. We temporarily suspended our share repurchase program in March 2020 as a precautionary measure in light of the COVID-19 pandemic, but resumed in late June 2020 after market conditions improved.
A summary of common stock repurchases for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30
	2020	2019
Shares repurchased	2.1	2.8
Average price per share	$273.72	$273.84
Aggregate cost	$584	$752
Authorization remaining at the end of the period	$3,208	$4,741

For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt”, included in this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3.1	$190.31
Granted	1.0	271.33
Exercised	(0.5)	118.84
Forfeited or expired	(0.1)	267.09
Outstanding at June 30, 2020	3.5	221.84	7.08	$182
Exercisable at June 30, 2020	1.9	176.59	5.51	$175

A summary of the nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2020 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	1.4	$242.47
Granted	1.3	272.14
Vested	(1.2)	193.36
Forfeited	(0.1)	269.70
Nonvested at June 30, 2020	1.4	271.77

During the six months ended June 30, 2020, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2020 to 2022. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2022 based on results in the three year period.
During the six months ended June 30, 2020, we granted an additional 0.6 restricted stock units associated with our 2017 grants that were earned as a result of satisfactory completion of performance measures between 2017 and 2019. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
	2020	2019
Risk-free interest rate	1.30%	2.69%
Volatility factor	26.00%	25.00%
Quarterly dividend yield	0.350%	0.260%
Weighted-average expected life (years)	4.30	4.40

The following weighted-average fair values per option or share were determined for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
	2020	2019
Options granted during the period	$54.04	$68.80
Restricted stock awards granted during the period	272.14	307.08

13.	Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at June 30, 2020 and 2019 is as follows:

	June 30
	2020	2019
Investments:
Gross unrealized gains	$974	$626
Gross unrealized losses	(229)	(60)
Net pre-tax unrealized gains	745	566
Deferred tax liability	(183)	(130)
Net unrealized gains on investments	562	436
Non-credit components of impairments on investments:
Unrealized losses	(32)	(4)
Deferred tax asset	8	1
Net unrealized non-credit component of impairments on investments	(24)	(3)
Cash flow hedges:
Gross unrealized losses	(323)	(308)
Deferred tax asset	67	65
Net unrealized losses on cash flow hedges	(256)	(243)
Defined benefit pension plans:
Deferred net actuarial loss	(707)	(738)
Deferred prior service credits	(1)	(1)
Deferred tax asset	181	190
Net unrecognized periodic benefit costs for defined benefit pension plans	(527)	(549)
Postretirement benefit plans:
Deferred net actuarial loss	(25)	(57)
Deferred prior service costs	16	28
Deferred tax asset	2	7
Net unrecognized periodic benefit costs for postretirement benefit plans	(7)	(22)
Foreign currency translation adjustments:
Gross unrealized losses	(3)	(3)
Deferred tax asset	1	1
Net unrealized losses on foreign currency translation adjustments	(2)	(2)
Accumulated other comprehensive loss	$(254)	$(383)

Other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30
	2020	2019
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($238) and ($71), respectively	$741	$237
Reclassification adjustment for net realized (gain) loss on investment securities, net of tax expense (benefit) of $4 and ($1), respectively	(11)	1
Total reclassification adjustment on investments	730	238
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax expense of ($2) and ($0), respectively	10	(1)
Cash flow hedges:
Holding gain, net of tax expense of ($1) and ($0), respectively	3	—
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($4) and ($1), respectively	10	3
Foreign currency translation adjustment, net of tax expense of ($0) and ($0), respectively	1	—
Net gain recognized in other comprehensive income, net of tax expense of ($241) and ($73), respectively	$754	$240

Other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30
	2020	2019
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($23) and ($170), respectively	$33	$586
Reclassification adjustment for net realized loss on investment securities, net of tax benefit of ($5) and ($2), respectively	8	9
Total reclassification adjustment on investments	41	595
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax benefit of $7 and $0, respectively	(22)	(1)
Cash flow hedges:
Holding gain, net of tax expense of ($2) and ($0), respectively	6	3
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($7) and ($2), respectively	17	6
Net gain recognized in other comprehensive income, net of tax expense of ($30) and ($174), respectively	$42	$603

14.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Denominator for basic earnings per share – weighted-average shares	252.2	256.7	252.3	256.9
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	3.2	4.3	3.6	4.7
Denominator for diluted earnings per share	255.4	261.0	255.9	261.6

During the three months ended June 30, 2020 and 2019, weighted-average shares related to certain stock options of 1.6 and 0.7, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2020 and 2019, weighted-average shares related to certain stock options of 1.3 and 0.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three and six months ended June 30, 2020, we issued approximately 0.1 and 1.3 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2020 through 2022. During the three and six months ended June 30, 2019, we issued approximately 0.0 and 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2019 through 2021. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

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
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the federal government in connection with the FEHB program. Our Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Our Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, Medicaid expansion programs related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our IngenioRx segment includes our PBM business, which began its operations during the second quarter of 2019. IngenioRx markets and offers PBM services to fully-insured and self-funded Anthem health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. In 2019, IngenioRx was included in our Other reportable segment. Beginning in 2020, IngenioRx meets the quantitative thresholds for a reportable segment based on the FASB guidance. Amounts for the three and six months ended June 30, 2019 have been reclassified to conform to the current year presentation for comparability.
Our Other segment includes our Diversified Business Group, or DBG, which is our integrated health services business, and certain eliminations and corporate expenses not allocated to our other reportable segments. We reclassified DBG from our Government Business segment to the Other segment during the second quarter of 2019 to reflect changes in how our segments are being managed. Also, beginning on February 28, 2020, DBG includes Beacon.
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
Financial data by reportable segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended June 30, 2020
Operating revenue - unaffiliated	$8,789	$17,242	$2,544	$603	$—	$29,178
Operating revenue - affiliated	—	—	2,725	849	(3,574)	—
Operating gain	1,372	1,618	304	66	—	3,360
Three Months Ended June 30, 2019
Operating revenue - unaffiliated	$9,417	$15,538	$145	$77	$—	$25,177
Operating revenue - affiliated	—	—	103	469	(572)	—
Operating gain (loss)	983	480	—	(30)	—	1,433
Six Months Ended June 30, 2020
Operating revenue - unaffiliated	$18,150	$34,708	$4,887	$881	$—	$58,626
Operating revenue - affiliated	—	—	5,579	1,598	(7,177)	—
Operating gain	2,792	2,029	653	80	—	5,554
Six Months Ended June 30, 2019
Operating revenue - unaffiliated	$18,809	$30,464	$145	$147	$—	$49,565
Operating revenue - affiliated	—	—	103	947	(1,050)	—
Operating gain (loss)	2,581	854	—	(62)	—	3,373

The major product revenues for each of the reportable segments for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Commercial & Specialty Business
Managed care products	$7,132	$7,646	$14,700	$15,264
Managed care services	1,263	1,353	2,645	2,719
Dental/Vision products and services	284	327	599	650
Other	110	91	206	176
Total Commercial & Specialty Business	8,789	9,417	18,150	18,809
Government Business
Managed care products	17,149	15,444	34,524	30,264
Managed care services	93	94	184	200
Total Government Business	17,242	15,538	34,708	30,464
IngenioRx
Pharmacy products and services	5,269	248	10,466	248
Total IngenioRx	5,269	248	10,466	248
Other
Other	1,452	546	2,479	1,094
Eliminations
Eliminations	(3,574)	(572)	(7,177)	(1,050)
Total product revenues	$29,178	$25,177	$58,626	$49,565

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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Reportable segments’ operating revenue	$29,178	$25,177	$58,626	$49,565
Net investment income	57	285	311	495
Net realized gains (losses) on financial instruments	18	11	(6)	89
Impairment recoveries (losses) recognized in income	11	(7)	(46)	(17)
Total revenues	$29,264	$25,466	$58,885	$50,132

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Reportable segments’ operating gain	$3,360	$1,433	$5,554	$3,373
Net investment income	57	285	311	495
Net realized gains (losses) on financial instruments	18	11	(6)	89
Impairment recoveries (losses) recognized in income	11	(7)	(46)	(17)
Interest expense	(201)	(184)	(395)	(371)
Amortization of other intangible assets	(93)	(85)	(176)	(172)
(Loss) gain on extinguishment of debt	(3)	—	(4)	1
Income before income tax expense	$3,149	$1,453	$5,238	$3,398

16.	Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	June 30, 2020	December 31, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$917	$575
Lease liabilities, current	Other current liabilities	193	158
Lease liabilities, noncurrent	Other noncurrent liabilities	815	482

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Lease Expense
Operating lease expense	$59	$45	$106	$90
Short-term lease expense	14	12	27	24
Sublease income	(4)	(4)	(7)	(8)
Total lease expense	$69	$53	$126	$106

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$46	$44	$90	$89
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$33	$—	$356	$—
Weighted average remaining lease term, operating leases	7 years	7 years	7 years	7 years
Weighted average discount rate, operating leases	3.45%	3.90%	3.45%	3.90%

At June 30, 2020, future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2020 (excluding the six months ended June 30, 2020)	$99
2021	192
2022	176
2023	153
2024	123
Thereafter	313
Total future minimum payments	1,056
Less imputed interest	(48)
Total lease liabilities	$1,008

As of June 30, 2020, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2020 and 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $138.

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
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2020 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2020, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 42 million medical members through our affiliated health plans as of June 30, 2020. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, in the second quarter of 2019, we began providing pharmacy benefits management, or PBM, services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, a global health pandemic and recommended containment and mitigation measures worldwide. The COVID-19 outbreak has also been declared a national emergency in the United States and continues to spread domestically and in other countries globally. To mitigate the spread of this virus, beginning in March 2020 most states imposed shelter-in-place or stay-at-home orders, which generally required businesses not considered essential to close their physical offices. While these orders have largely been lifted, many states and local authorities continue to impose certain restrictions on the conduct of businesses and individuals. The virus and efforts to prevent its spread have drastically impacted the global economy, causing market instability and increasing unemployment in the United States.
In response to the COVID-19 pandemic, federal and state legislation has been, and we expect will continue to be, enacted that will impact our business. For additional information on existing legislation related to the impact of the COVID-19 pandemic on our business, see “Regulatory Trends and Uncertainties” in this MD&A.
As COVID-19 continues to spread, we remain focused on increasing access and coverage for our members, adapting tools and policies to assist consumers and care providers, and leveraging data and advanced analytics to provide innovative solutions. We launched an online COVID-19 assessment tool and enhanced the digital capabilities of Sydney Care, our mobile app, to include a symptom checker feature, as well as virtual text visit and video visit features. The symptom checker feature guides users through a resulting action plan depending upon the results of the user’s assessment, and the virtual text feature connects users to certified physicians who can provide medical care, including prescribing medication and ordering lab work during consults as necessary. Through at least September 30, 2020, we are providing expanded telehealth coverage including for mental health as well as some physical, occupational and speech therapy, and are continuing to waive cost shares for in-network telehealth visits, including telephonic visits and those for mental health, for our members in fully-insured employer plans, Individual plans, Medicare plans and Medicaid plans, where permissible.
We also introduced a suite of digital tools, including C19 Navigator and C19 Explorer, through our online portal and mobile apps. C19 Navigator is a dashboard solution designed for our employer customers and provides member data and updates related to COVID-19. C19 Explorer aggregates real-time COVID-19 data to present trends and predictions for our communities and is designed to support public health officials, business leaders and consumers so they can make informed, data-driven decisions during this pandemic. The other digital tools are available to help individuals with mental health support or emergency services such as finding assistance with food, transportation, and childcare.
We made other changes to our membership benefits and business operations in response to the COVID-19 pandemic and may make additional changes in the future. We relaxed early prescription refill policies for maintenance and specialty medications and are encouraging the use of home delivery services to ensure access to necessary medications. We are waiving cost sharing for in-network COVID-19 diagnostic tests and treatment through December 31, 2020 for members enrolled in our fully-insured employer plans, Individual plans and Medicare Advantage plans. Self-insured employers who previously chose to adopt cost sharing waivers for treatment can choose to extend the waivers through the end of 2020. Further, we are providing a one-time premium credit to members enrolled in select Individual plans and fully-insured employer customers. In addition, individuals in stand-alone and group dental plans will also receive a one-time credit. Future regulatory action could require us to provide additional coverage or credits related to COVID-19 treatments.
We are also providing support to care provider partners of our affiliated health plans that is designed to help them continue to focus on caring for patients, including funding to support telehealth capabilities, quality-based programs and personal protective equipment, or PPE, and extending financial assistance to targeted independent primary care physician organizations and multispecialty groups who are facing financial pressure during this crisis. Additionally, we are actively working with care providers to accelerate claims processing for outstanding accounts receivables, resolving claims where possible and appropriate, as well as accelerating payments to support state-specific Medicaid programs. We are simplifying access to care by temporarily suspending select prior authorization requirements for respiratory services and medical equipment critical to COVID-19 treatment and temporarily extending prior authorizations on elective inpatient and outpatient procedures issued before May 30, 2020. We are also providing in-network dental providers a PPE Credit per patient, per visit, from June 15, 2020 through the end of August 2020.
The safety, health and wellbeing of our employees remains a top priority as we face these challenges together and continue our work in support of those we serve. To protect our employees and mitigate the spread of COVID-19, we implemented travel limitations and introduced workplace modifications consistent with the Centers for Disease Control and Prevention guidelines and social distancing protocols. We are gradually reopening our offices in accordance with local guidelines; however, the majority of our workforce continues to work remotely. In addition to transitioning to a remote work environment, we expanded our employee benefits to provide additional support, including up to 80 hours of paid emergency leave if employees are experiencing symptoms of COVID-19 or caring for young children whose schools have been closed. We also expanded the use of sick time to include caregiving related to COVID-19 and provided a one-time premium credit to our covered associates.
With many individuals and families impacted by the COVID-19 pandemic in a variety ways, we remain committed to lifting up our local communities through a variety of partnership and relief efforts. For example, during the second quarter of 2020, we contributed $50 million to the Anthem Foundation to support its COVID-19 response and recovery efforts, such as emergency response, food insecurity, mental health and care provider safety resources.
To address food insecurity and other needs for the most vulnerable, our affiliated health plans are reaching out to Medicaid beneficiaries to facilitate connections with state and social services, that can enroll, or help in enrolling, newly eligible and at-risk members in the Supplemental Nutrition Assistance Program and Special Supplemental Nutrition Program for Women, Infants, and Children. Our affiliated health plans are also directly contacting Medicare Advantage and Medicaid consumers to help them make sure they have necessary medications on hand, their nutritional needs are being met and critical health needs are being addressed during this time of social distancing and isolation.

To date, the COVID-19 pandemic has not had a material adverse impact on our business, cash flows, financial condition or results of operations. However, the COVID-19 pandemic is evolving and its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. As such, the COVID-19 pandemic, including the changes we make in response to it and any further steps taken to expand or otherwise modify the services delivered to our members, could have a material adverse impact on our business, cash flows, financial condition and results of operations going forward. These impacts include, but are not limited to, the following:
◦Our covered medical expenses, including preventive care and COVID-19 treatment, may rise;
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
We are focused on continuing to navigate these challenges and taking measures to address the impacts of the COVID-19 pandemic. To preserve our liquidity and enhance financial flexibility, we are delaying certain tax payments as permitted by the Internal Revenue Service and the Coronavirus Aid, Relief, and Economic Security, or CARES, Act and are monitoring our discretionary spending.
We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes that may impact our business. For additional discussion regarding our risk factors, see Part I, Item 1A, “Risk Factors” included in our 2019 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
In the second quarter of 2019, we began using IngenioRx to market and offer PBM services to Anthem health plan customers throughout the country, as well as to external customers outside of the health plans we own. Our comprehensive PBM services portfolio includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. In July 2019, we announced our first contract win with a third-party health insurer, Blue Cross of Idaho, and IngenioRx began providing PBM services under that contract on January 1, 2020. Also in the second quarter of 2019, IngenioRx began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts Inc., or Express Scripts, pursuant to our PBM agreement with Express Scripts, or the ESI PBM Agreement. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020. We expect IngenioRx to provide our members with more cost-effective solutions and improve our ability to integrate pharmacy benefits within our medical and specialty platform.

Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic and the impacts it may have on our pricing, such as continued deferral of non-emergent or elective health services, surges in COVID-19 related hospitalizations, and the cost of a potential COVID-19 vaccine. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. We price our affected products to cover the impact of the HIP Fee, when applicable. The HIP Fee was suspended for 2019, has resumed for 2020 and has been permanently eliminated effective in 2021.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trends reflect the “allowed amount,” or contractual rate, paid to providers. The COVID-19 pandemic has caused, and may continue to cause, deferral of non-emergent or elective health services, which has decreased our claim costs in the short-term and could increase our claim costs in the long-term and affect our medical cost trends. Further, the cost and volume of covered services related to the COVID-19 disease could have a material adverse effect on our claim costs. In response to the current crisis, we expanded coverage for certain members in our affiliated health plans for testing and treatment related to a COVID-19 diagnosis through December 31, 2020. Governmental action has required us to provide full coverage for COVID-19 testing to our members, and future governmental action could require us to provide additional coverage. We continue to closely monitor the COVID-19 pandemic and its impacts to our business, financial condition, results of operations and medical cost trend.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2019 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state legislation has been enacted, and is likely to continue to be enacted, in response to the COVID-19 pandemic that has had, and we expect will continue to have, a significant impact on all of our lines of business, including mandates to waive cost-sharing on COVID-19 testing and related services. The federal government enacted the Coronavirus Preparedness and Response Supplemental Appropriations Act, the Families First Coronavirus Response Act and the CARES Act in March 2020 and the Paycheck Protection Program and Health Care Enhancement Act in April 2020. These acts provide, among other things, prohibitions on prior authorization and cost-sharing for certain items and services related to COVID-19 tests, reforms including waiving Medicare originating site restrictions for qualified providers providing telehealth services, financial support to health care providers, including expansion of the Medicare accelerated payment program to all providers receiving Medicare payments, and funding to replenish and administer small business loan programs to help small businesses keep their workers employed and healthcare benefits covered in the group market.
In addition, these legislative reforms and the Internal Revenue Service Notice 2020-23, or IRS Notice 2020-23, issued in April 2020 in response to the COVID-19 pandemic include tax deferrals and other beneficial provisions, including a delay of certain payroll and federal income tax payments, which we expect to have a positive impact on our 2020 cash flows. For more information on measures we have taken to increase our cash on hand, see “Future Sources and Uses of Liquidity” in this MD&A.
Regulatory changes have also been enacted, and are likely to continue to be enacted, at the state and federal level in response to the COVID-19 pandemic. Those changes, which could have a significant impact on health benefits, consumer eligibility for public programs, and our cash flows, include mandated expansion of premium payment terms including the time period for which claims can be denied for lack of payment, mandates related to prior authorizations and payment levels to providers, additional consumer enrollment windows, and an increased ability to provide services through telehealth. We are providing extensions to premium payment terms in certain situations and continue to work closely with state regulators that are mandating or requesting such relief.
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the 2018 ACA Decision, which judgment has been stayed pending appeal, continue to contribute to this uncertainty. In a separate development, in April 2020, the U.S. Supreme Court ruled that the federal government is required to pay health insurance companies for amounts owed, as calculated under the risk corridor program of the ACA. In June 2020, the U.S. Court of Federal Claims entered a final judgment stipulating that we are entitled to reimbursement for risk corridor amounts from 2014, 2015 and 2016. We will review developments and recognize the impact, if any, in a future reporting period. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. Our affected products are priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to all health insurers is $15,523 for 2020. For the three and six months ended June 30, 2020, we estimated our portion of the HIP Fee to be $420 and $837, respectively, which were recognized as general and administrative expense. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business - Regulation”, Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

Selected Operating Performance
For the twelve months ended June 30, 2020, total medical membership increased 1.6, or 3.9%. Our medical membership grew in both our Government Business and Commercial & Specialty Business segments. The increase in medical membership in our Government Business segment was primarily due to fully-insured membership growth in our Medicaid and Medicare businesses. The increase in medical membership in our Commercial & Specialty Business segment was primarily driven by growth in our self-funded business, partially offset by declines in our fully-insured membership.
Operating revenue for the three months ended June 30, 2020 was $29,178, an increase of $4,001, or 15.9%, from the three months ended June 30, 2019. Operating revenue for the six months ended June 30, 2020 was $58,626, an increase of $9,061, or 18.3%, from the six months ended June 30, 2019. The increase in operating revenue for the three and six months ended June 30, 2020 compared to 2019 was primarily driven by pharmacy product revenue related to the launch of IngenioRx, as well as higher premium revenue in our Government Business segment.
Net income for the three months ended June 30, 2020 was $2,276, an increase of $1,137, or 99.8%, from the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 was $3,799, an increase of $1,109, or 41.2%, from the six months ended June 30, 2019. The increase in net income for the three and six months ended June 30, 2020 compared to 2019 was due to higher operating results in all of our segments. The increase was partially offset by higher income tax expense and lower net investment income.
Our diluted earnings per share, or EPS, was $8.91 for the three months ended June 30, 2020, which represented a 104.4% increase from EPS of $4.36 for the three months ended June 30, 2019. Our fully-diluted EPS was $14.85 for the six months ended June 30, 2020, which represented a 44.5% increase from fully-diluted EPS of $10.28 for the six months ended June 30, 2019. The increase in EPS for the three and six months ended June 30, 2020 compared to 2019 resulted primarily from the increase in net income.
Operating cash flow for the six months ended June 30, 2020 and 2019 was $8,025 and $3,067, respectively. This increase was primarily attributable to higher net income in 2020, a delay of our estimated federal income and certain payroll tax payments as permitted by the CARES Act and IRS Notice 2020-23, and higher premium receipts as a result of the HIP Fee reinstatement for 2020.

Membership
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2020 and 2019. Also included below is other membership by product. At this time, the following table does not include membership resulting from our acquisition of Beacon. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.

	June 30
(In thousands)	2020	2019	Change	% Change
Medical Membership
Customer Type
Local Group	15,616	15,670	(54)	(0.3)%
Individual	711	741	(30)	(4.0)%
National:
National Accounts	7,872	7,693	179	2.3%
BlueCard®	6,171	6,009	162	2.7%
Total National	14,043	13,702	341	2.5%
Medicare:
Medicare Advantage	1,366	1,170	196	16.8%
Medicare Supplement	921	877	44	5.0%
Total Medicare	2,287	2,047	240	11.7%
Medicaid	8,180	7,099	1,081	15.2%
Federal Employees Health Benefits	1,616	1,593	23	1.4%
Total Medical Membership by Customer Type	42,453	40,852	1,601	3.9%
Funding Arrangement
Self-Funded	25,888	25,433	455	1.8%
Fully-Insured	16,565	15,419	1,146	7.4%
Total Medical Membership by Funding Arrangement	42,453	40,852	1,601	3.9%
Reportable Segment
Commercial & Specialty Business	30,370	30,113	257	0.9%
Government Business	12,083	10,739	1,344	12.5%
Total Medical Membership by Reportable Segment	42,453	40,852	1,601	3.9%
Other Membership
Life and Disability Members	5,110	4,906	204	4.2%
Dental Members	6,096	5,931	165	2.8%
Dental Administration Members	1,318	5,523	(4,205)	(76.1)%
Vision Members	7,457	7,161	296	4.1%
Medicare Part D Standalone Members	392	287	105	36.6%

Medical Membership
Total medical membership grew in both our Government Business and Commercial & Specialty Business segments as well as by funding arrangement. Fully-insured membership increased primarily due to growth in our Medicaid and Medicare businesses, partially offset by the membership decreases in our fully-insured Local Group business. Local Group membership decreased due to lapses and in-group change exceeding sales. Self-funded medical membership increased primarily as a result of membership increases in our National Accounts business resulting from our acquisition of a third-party administrator and sales and favorable in-group changes exceeding lapses. The increase in self-funded membership was further attributable to higher BlueCard® activity at other Blue Cross Blue Shield Association, or BCBSA, plans whose members reside in or travel to our licensed areas. Medicaid membership increased primarily due to organic growth in existing markets due to the temporary suspension of eligibility recertification during the COVID-19 pandemic as well as our acquisition of Medicaid plans in Missouri and Nebraska. Medicare membership increased primarily due to higher sales during open enrollment.
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

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2020 vs. 2019		2020 vs. 2019
	2020	2019	2020	2019	$	%	$	%
Total operating revenue	$29,178	$25,177	$58,626	$49,565	$4,001	15.9%	$9,061	18.3%
Net investment income	57	285	311	495	(228)	(80.0)%	(184)	(37.2)%
Net realized gains (losses) on financial instruments	18	11	(6)	89	7	63.6%	(95)	(106.7)%
Impairment recoveries (losses) recognized in income	11	(7)	(46)	(17)	18	(257.1)%	(29)	170.6%
Total revenues	29,264	25,466	58,885	50,132	3,798	14.9%	8,753	17.5%
Benefit expense	19,547	20,368	41,036	39,650	(821)	(4.0)%	1,386	3.5%
Cost of products sold	2,225	98	4,209	98	2,127	NM	4,111	NM
Selling, general and administrative expense	4,046	3,278	7,827	6,444	768	23.4%	1,383	21.5%
Other expense[1]	297	269	575	542	28	10.4%	33	6.1%
Total expenses	26,115	24,013	53,647	46,734	2,102	8.8%	6,913	14.8%
Income before income tax expense	3,149	1,453	5,238	3,398	1,696	116.7%	1,840	54.1%
Income tax expense	873	314	1,439	708	559	178.0%	731	103.2%
Net income	$2,276	$1,139	$3,799	$2,690	$1,137	99.8%	$1,109	41.2%

Average diluted shares outstanding	255.4	261.0	255.9	261.6	(5.6)	(2.1)%	(5.7)	(2.2)%
Diluted net income per share	$8.91	$4.36	$14.85	$10.28	$4.55	104.4%	$4.57	44.5%
Effective tax rate	27.7%	21.6%	27.5%	20.8%		610bp3		670bp3
Benefit expense ratio[2]	77.9%	86.7%	81.1%	85.6%		(880)bp3		(450)bp3
Selling, general and administrative expense ratio[4]	13.9%	13.0%	13.4%	13.0%		90bp3		40bp3
Income before income tax expense as a percentage of total revenues	10.8%	5.7%	8.9%	6.8%		510bp3		210bp3
Net income as a percentage of total revenues	7.8%	4.5%	6.5%	5.4%		330bp3		110bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

NM	Not meaningful.

1	Includes interest expense, amortization of other intangible assets and loss (gain) on extinguishment of debt.

2
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2020 and 2019 were $25,092 and $23,501, respectively. Premiums for the six months ended June 30, 2020 and 2019 were $50,609 and $46,344, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Total operating revenue increased, resulting from higher product revenue and premiums. Product revenue represents services performed by our IngenioRx pharmacy benefit manager for unaffiliated PBM customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and administrative fees. Unaffiliated PBM customers include our self-funded groups that contracted with IngenioRx for PBM services and external customers outside of the health plans we own. The increase in product revenue reflects the completed transition of our unaffiliated PBM customers to IngenioRx by January 1, 2020, after commencing its operations during the second quarter of 2019. The growth in premium revenue was mainly due to membership growth in our Government Business segment. The increase in premiums was further attributable to rate increases designed to cover the impact of the HIP Fee reinstatement for

2020. These increases were partially offset by a decrease in experience-rated premiums in our Federal Health Products & Services, or FHPS, business.
Net investment income decreased primarily due to losses recognized from energy sector private equity funds, for which the reporting may lag by up to three months due to the availability of financial information. These losses resulted from a decrease in the worldwide demand for energy during the COVID-19 pandemic.
Benefit expense decreased primarily due to the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic. This decrease was partially offset by increased costs as a result of membership growth in our Medicaid and Medicare businesses.
Our benefit expense ratio decreased primarily due to the impact of the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic, and, to a lesser extent, the HIP Fee reinstatement for 2020. These decreases were partially offset by the impact of premium credits provided in response to the COVID-19 pandemic to our members enrolled in select Individual plans and fully-insured employer customers.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began its operations, and January 1, 2020.
Selling, general and administrative expense increased primarily due to the reinstatement of the HIP Fee for 2020, and, to a lesser extent, increased spend to support growth in our businesses.
Our selling, general and administrative expense ratio increased due to the reinstatement of the HIP Fee for 2020 and increased spend to support growth in our businesses. These increases were partially offset by the growth in operating revenue.
Our effective income tax rate increased primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020, which resulted in additional income tax expense of $88.
Our net income as a percentage of total revenues increased in 2020 as compared to 2019 as a result of all factors discussed above.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Total operating revenue increased, resulting from higher product revenue and premiums. Product revenue increased as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began its operations, and January 1, 2020. Higher premiums were mainly due to membership growth in our Government Business segment. The increase in premiums was further attributable to rate increases and the impact of the HIP Fee reinstatement for 2020. These increases in premiums were partially offset by membership declines in our Commercial & Specialty Business segment.
Net investment income decreased primarily due to losses from energy sector private equity funds as a result of a decrease in the worldwide demand for energy during the COVID-19 pandemic.
We recognized net realized losses on financial instruments during the six months ended June 30, 2020 compared to net realized gains on financial instruments during the six months ended June 30, 2019. This change was primarily due to the changes in the fair values of our investments in equity securities during the six months ended June 30, 2020.
Benefit expense increased primarily due to increased costs as a result of growth in our Medicaid and Medicare membership and overall cost trends across our businesses. These increases were partially offset by the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic.
Our benefit expense ratio decreased primarily due to the impact of the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic, and, to a lesser extent, the HIP Fee reinstatement for 2020. These decreases were partially offset by the impact of premium credits provided in response to the COVID-19 pandemic to our members enrolled in select Individual plans and fully-insured employer customers.

Cost of products sold increased as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began its operations, and January 1, 2020.
Selling, general and administrative expense increased primarily due to the reinstatement of the HIP Fee for 2020, and, to a lesser extent, increased spend to support growth in our businesses.
Our selling, general and administrative expense ratio increased due to the reinstatement of the HIP Fee for 2020 and increased spend to support growth in our businesses. These increases were partially offset by the growth in operating revenue.
Our effective income tax rate increased primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020, which resulted in additional income tax expense of $175.
Our net income as a percentage of total revenue increased in 2020 as compared to 2019 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net realized gains (losses) on financial instruments, impairment recoveries (losses) recognized in income, interest expense, amortization of other intangible assets, loss (gain) on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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

The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30			Six Months Ended June 30
					2020 vs. 2019			2020 vs. 2019
	2020	2019	2020	2019	$	%		$	%
Operating Revenue
Commercial & Specialty Business	$8,789	$9,417	$18,150	$18,809	$(628)	(6.7)%		$(659)	(3.5)%
Government Business	17,242	15,538	34,708	30,464	1,704	11.0%		4,244	13.9%
IngenioRx	5,269	248	10,466	248	5,021	NM		10,218	NM
Other	1,452	546	2,479	1,094	906	165.9%		1,385	126.6%
Eliminations	(3,574)	(572)	(7,177)	(1,050)	(3,002)	NM		(6,127)	NM
Total operating revenue	$29,178	$25,177	$58,626	$49,565	$4,001	15.9%		$9,061	18.3%

Operating Gain (Loss)
Commercial & Specialty Business	$1,372	$983	$2,792	$2,581	$389	39.6%		$211	8.2%
Government Business	1,618	480	2,029	854	1,138	237.1%		1,175	137.6%
IngenioRx	304	—	653	—	304	NM		653	NM
Other	66	(30)	80	(62)	96	(320.0)%		142	(229.0)%

Operating Margin
Commercial & Specialty Business	15.6%	10.4%	15.4%	13.7%		520	bp		170	bp
Government Business	9.4%	3.1%	5.8%	2.8%		630	bp		300	bp
IngenioRx	5.8%	—%	6.2%	—		NM			NM
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Commercial & Specialty Business
Operating revenue decreased primarily due to fully-insured membership declines and the impact of premium credits provided in response to the COVID-19 pandemic to support our members enrolled in select Individual plans and fully-insured employer customers. The decrease in operating revenue was further attributable to less favorable adjustments to our estimates for the ACA risk adjustment premium stabilization program and the absence of pharmacy administrative fee revenue that is now recognized within the IngenioRx segment. These decreases were partially offset by the impact of the HIP Fee reinstatement for 2020.
The increase in operating gain was primarily driven by the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic. This increase was partially offset by the impact of premium credits provided in response to the COVID-19 pandemic, less favorable adjustments to our estimates for the ACA risk adjustment premium stabilization program and the shift of pharmacy administrative fee earnings to our IngenioRx segment.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of organic growth, acquisitions and new expansions in our Medicaid business and membership growth in our Medicare business. The increase in premium revenue was further attributable to rate increases, including a refinement of estimates associated with Medicare risk score revenue, and the HIP Fee reinstatement for 2020. These increases in premiums were partially offset by a decrease in experience rated premiums in our FHPS business.

The increase in operating gain was primarily driven by the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic. This increase was partially offset by higher experience-rated refunds and retroactive rate adjustments in our Medicaid business.
IngenioRx
Operating revenue and operating gain increased as a result of the transition of our existing members to IngenioRx, which commenced its operations during the second quarter of 2019. Operating revenue represents product revenues from services performed for our fully-insured Anthem health plans and self-funded customers and external customers outside of the health plans we own. Product revenues and cost of goods sold for fully-insured Anthem health plan customers are eliminated in consolidation. Operating gain represents operating revenue less cost of products sold and selling, general and administrative expenses.
Other
Operating revenue increased primarily due to our acquisition of Beacon in February 2020 and higher administrative fees and other revenue from services performed by our Diversified Business Group, or DBG, which is our integrated health services business, in certain markets.
The increase in operating gain was due to growth in value-added services performed by DBG for our other segments.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Commercial & Specialty Business
Operating revenue decreased primarily due to fully-insured membership declines and the impact of premium credits provided in response to the COVID-19 pandemic to our members enrolled in select Individual plans and fully-insured employer customers. The decrease in operating revenue was further attributable to the absence of pharmacy administrative fee revenue that is now recognized within the IngenioRx segment and less favorable adjustments to our estimates for the ACA risk adjustment premium stabilization program. These decreases were partially offset by the impact of the HIP Fee reinstatement for 2020.
The increase in operating gain was primarily driven by the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic. This increase was partially offset by the impact of premium credits provided in response to the COVID-19 pandemic, less favorable adjustments to our estimates for the ACA risk adjustment premium stabilization program and the shift of pharmacy administrative fee earnings to our IngenioRx segment.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of membership growth in our Medicare business and organic growth, new expansions and acquisitions in our Medicaid business. The increase in premium revenue was further attributable to rate increases, including a refinement of estimates associated with Medicare risk score revenue, and the HIP Fee reinstatement for 2020. These increases in premiums were partially offset by a decrease in experience rated premiums in our FHPS business.
The increase in operating gain was primarily driven by the lower volume of healthcare claims experienced resulting from delays to routine care and elective procedures during the COVID-19 pandemic. The increase was partially offset by higher experience-rated refunds and retroactive rate adjustments in our Medicaid business.
IngenioRx
Operating revenue and operating gain increased as a result of the transition of our existing members to IngenioRx, which commenced its operations during the second quarter of 2019. Operating revenue represents product revenues from services performed for our fully-insured Anthem health plans and self-funded customers and external customers outside of the health plans we own. Product revenues and cost of goods sold for fully-insured Anthem health plan customers are eliminated in consolidation. Operating gain represents operating revenue less cost of products sold and selling, general and administrative expenses.
Other
Operating revenue increased primarily due to our acquisition of Beacon in February 2020 and higher administrative fees and other revenue from services performed by DBG in certain markets.
The increase in operating gain was due to growth in value-added services performed by DBG for our other segments.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2019 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2019, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2020, our critical accounting policies and estimates have not changed from those described in our 2019 Annual Report on Form 10-K, except for the policies related to investments and receivables, which changed as a result of the adoption of a new accounting pronouncement.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2020, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2019 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2020 and 2019, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2020 and 2019, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2020	2019
Assumed trend factors	$558	$311
Assumed completion factors	142	103
Total	$700	$414
The favorable development recognized in the six months ended June 30, 2020 and 2019 resulted primarily from trend factors in late 2019 and late 2018, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2019 and 2018 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 79.1% and 79.4% for the six months ended June 30, 2020 and 2019, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed at a similar speed during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six months ended June 30, 2020, this metric was 8.8%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019. For the six months ended June 30, 2019, this metric was 6.1%, largely driven by favorable trend factor development at the end of 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2020, this metric was 0.9%, which was calculated using the redundancy of $700. For the six months ended June 30, 2019, the comparable metric was 0.6%, which was calculated using the redundancy of $414. We believe these metrics demonstrate an appropriate level of reserve conservatism.
Investments
On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments in ASU 2016-13 replaced the incurred loss model for measuring expected credit losses and require expected losses on available-for-sale fixed maturity securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. There were no other changes to our accounting policy for investments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For additional information, see Note 4, “Investments,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The COVID-19 pandemic and efforts to prevent its spread have drastically impacted the global economy, causing market instability. Given the market volatility, there is a risk that the value of some of our investments may decline or that our investments that have declined may not recover in future periods.
Additional discussion regarding the impact of COVID-19 on our business, cash flows, financial condition and results of operations can be found elsewhere in this MD&A.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2020, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
The COVID-19 pandemic and efforts to prevent its spread have drastically impacted the economy, causing market instability and increasing unemployment in the United States. While the full impact of COVID-19 on our business remains uncertain, it could have a material adverse effect on our claim payments, collection of our premiums, product or administrative fee revenues, investments and our ability to access credit. Additional discussion regarding the impact of COVID-19 can be found elsewhere in this MD&A.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2020, see Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30		2020 vs. 2019
	2020	2019	Change
Sources of Cash:
Net cash provided by operating activities	$8,025	$3,067	$4,958
Issuances of commercial paper and short- and long-term debt, net of repayments	1,229	—	1,229
Proceeds from issuance of common stock under employee stock plans	92	100	(8)
Other sources of cash, net	640	65	575
Total sources of cash	9,986	3,232	6,754
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(4,575)	(1,384)	(3,191)
Purchases of subsidiaries, net of cash acquired	(1,906)	—	(1,906)
Repurchase and retirement of common stock	(584)	(752)	168
Purchases of property and equipment	(437)	(455)	18
Repayments of commercial paper and short- and long-term debt, net of issuances	—	(5)	5
Cash dividends	(482)	(412)	(70)
Other uses of cash, net	(911)	(80)	(831)
Total uses of cash	(8,895)	(3,088)	(5,807)
Net increase in cash and cash equivalents	$1,091	$144	$947
The increase in cash provided by operating activities was primarily attributable to higher net income in 2020, a delay of our estimated federal income and certain payroll tax payments as permitted by the CARES Act and IRS Notice 2020-23, and higher premium receipts as a result of the HIP Fee reinstatement for 2020.
Other significant changes in sources or uses of cash year-over-year included an increase in net purchases of investments, an increase in cash paid for acquisitions and an increase in net proceeds from the issuances of commercial paper and short- and long-term debt.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $32,036 at June 30, 2020. Since December 31, 2019, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $5,909, primarily due to cash generated from operations and net proceeds from borrowings. These increases were partially offset by cash paid for acquisitions, common stock repurchases, cash dividends paid to shareholders and purchases of property and equipment.

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
At June 30, 2020, we held $4,089 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
Periodically, we access capital markets and issue debt, or Notes, for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 10, “Debt,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion and lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.5% as of June 30, 2020 and December 31, 2019.
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
In response to the COVID-19 pandemic, we have taken certain precautionary measures to preserve our liquidity and financial flexibility, including reducing our discretionary spending and temporarily suspending our share repurchase activity. After careful consideration, we lifted the temporary suspension and resumed our share repurchase activities in late June 2020. To increase our cash on hand, we also delayed our quarterly estimated federal income tax payments normally due during the second quarter of 2020 until July 15, 2020, as permitted by IRS Notice 2020-23. We also delayed certain payroll tax payments as permitted by the CARES Act. We may take additional actions going forward to maximize our liquidity, including increasing our borrowings from existing or new Federal Home Loan Bank memberships and other available borrowings. We will continue to monitor the market conditions and act in a prudent manner. Additional discussion regarding the impact of COVID-19 can be found elsewhere in this MD&A.
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
For additional information regarding our sources and uses of capital at June 30, 2020, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
We carried out an evaluation as of June 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2020, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
Except for the additional risk factor set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors disclosed in our 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2020 to April 30, 2020	6,838	$204.57	—	$3,263
May 1, 2020 to May 31, 2020	2,038	270.86	—	3,263
June 1, 2020 to June 30, 2020	216,430	259.31	212,500	3,208
	225,306		212,500

1
Total number of shares purchased includes 12,806 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2020, we repurchased 212,500 shares at a total cost of $55 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Director’s most recent authorized increase to the program was $5,000 on December 7, 2017. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2	Bylaws of the Company, as amended effective April 8, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 8, 2020.

4.6(k)	Form of the 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

4.6(l)	Form of the 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

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

101
The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: July 29, 2020	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 29, 2020	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)