Form 10-Q
period 2020-09-30
Anthem, Inc.
filed 2020-10-28
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2020, 248,704,310 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,984	$4,937
Fixed maturity securities (amortized cost of $21,867 and $19,021; allowance for credit losses of $12 and $0)	22,707	19,676
Equity securities	3,075	1,009
Premium receivables	5,343	5,014
Self-funded receivables	2,985	2,570
Other receivables	3,209	2,807
Other current assets	4,147	3,020
Total current assets	45,450	39,033
Long-term investments:
Fixed maturity securities (amortized cost of $530 and $487; allowance for credit losses of $0 and $0)	558	505
Other invested assets	4,170	4,258
Property and equipment, net	3,363	3,133
Goodwill	21,687	20,500
Other intangible assets	9,497	8,674
Other noncurrent assets	1,849	1,350
Total assets	$86,574	$77,453

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Medical claims payable	$10,252	$8,842
Other policyholder liabilities	3,804	3,050
Unearned income	961	1,017
Accounts payable and accrued expenses	5,550	4,198
Short-term borrowings	150	700
Current portion of long-term debt	1,599	1,598
Other current liabilities	6,245	4,127
Total current liabilities	28,561	23,532
Long-term debt, less current portion	19,094	17,787
Reserves for future policy benefits	784	759
Deferred tax liabilities, net	2,375	2,227
Other noncurrent liabilities	1,839	1,420
Total liabilities	52,653	45,725
Commitments and contingencies – Note 12
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 249,444,426 and 252,922,161	3	3
Additional paid-in capital	9,352	9,448
Retained earnings	24,678	22,573
Accumulated other comprehensive loss	(112)	(296)
Total shareholders’ equity	33,921	31,728
Total liabilities and shareholders’ equity	$86,574	$77,453

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Premiums	$26,392	$23,793	$77,001	$70,137
Product revenue	2,598	1,116	7,485	1,260
Administrative fees and other revenue	1,659	1,535	4,789	4,612
Total operating revenue	30,649	26,444	89,275	76,009
Net investment income	280	242	591	737
Net realized gains on financial instruments	247	1	241	90
Impairment losses on investments:
Total impairment losses on investments	(24)	(14)	(119)	(36)
Portion of impairment losses recognized in other comprehensive income	6	1	55	6
Impairment losses recognized in income	(18)	(13)	(64)	(30)
Total revenues	31,158	26,674	90,043	76,806
Expenses
Benefit expense	22,921	20,753	63,957	60,403
Cost of products sold	2,222	745	6,431	843
Selling, general and administrative expense	5,305	3,418	13,132	9,862
Interest expense	198	185	593	556
Amortization of other intangible assets	93	84	269	256
Loss (gain) on extinguishment of debt	30	—	34	(1)
Total expenses	30,769	25,185	84,416	71,919
Income before income tax expense	389	1,489	5,627	4,887
Income tax expense	167	306	1,606	1,014
Net income	$222	$1,183	$4,021	$3,873
Net income per share
Basic	$0.88	$4.64	$15.96	$15.11
Diluted	$0.87	$4.55	$15.75	$14.83
Dividends per share	$0.95	$0.80	$2.85	$2.40

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2020	2019	2020	2019
Net income	$222	$1,183	$4,021	$3,873
Other comprehensive income, net of tax:
Change in net unrealized losses/gains on investments	113	116	154	711
Change in non-credit component of impairment losses on investments	16	(1)	(6)	(2)
Change in net unrealized gains/losses on cash flow hedges	4	(34)	10	(31)
Change in net periodic pension and postretirement costs	8	4	25	10
Foreign currency translation adjustments	1	(1)	1	(1)
Other comprehensive income	142	84	184	687
Total comprehensive income	$364	$1,267	$4,205	$4,560

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2020	2019
Operating activities
Net income	$4,021	$3,873
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on financial instruments	(241)	(90)
Depreciation and amortization	864	887
Deferred income taxes	(102)	(29)
Impairment of property and equipment	195	—
Share-based compensation	214	226
Changes in operating assets and liabilities:
Receivables, net	(845)	(880)
Other invested assets	6	(30)
Other assets	(988)	(280)
Policy liabilities	1,624	1,394
Unearned income	(95)	46
Accounts payable and other liabilities	1,953	(256)
Income taxes	104	(81)
Other, net	165	(46)
Net cash provided by operating activities	6,875	4,734
Investing activities
Purchases of investments	(16,708)	(17,310)
Proceeds from sale of investments	8,739	12,832
Maturities, calls and redemptions from investments	3,763	1,583
Changes in securities lending collateral	(668)	139
Purchases of subsidiaries, net of cash acquired	(1,973)	—
Purchases of property and equipment	(743)	(726)
Other, net	(39)	(33)
Net cash used in investing activities	(7,629)	(3,515)
Financing activities
Net repayments of commercial paper borrowings	(400)	(197)
Proceeds from long-term borrowings	2,485	2,473
Repayments of long-term borrowings	(964)	(923)
Proceeds from short-term borrowings	970	6,480
Repayments of short-term borrowings	(1,520)	(6,915)
Changes in securities lending payable	668	(139)
Repurchase and retirement of common stock	(1,342)	(1,396)
Cash dividends	(720)	(616)
Proceeds from issuance of common stock under employee stock plans	112	137
Taxes paid through withholding of common stock under employee stock plans	(112)	(82)
Other, net	623	216
Net cash used in financing activities	(200)	(962)
Effect of foreign exchange rates on cash and cash equivalents	1	(1)
Change in cash and cash equivalents	(953)	256
Cash and cash equivalents at beginning of period	4,937	3,934
Cash and cash equivalents at end of period	$3,984	$4,190

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2019 (audited)	252.9	$3	$9,448	$22,573	$(296)	$31,728
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(35)	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	31,693
Net income	—	—	—	1,523	—	1,523
Other comprehensive loss	—	—	—	—	(712)	(712)
Repurchase and retirement of common stock	(1.9)	—	(71)	(458)	—	(529)
Dividends and dividend equivalents	—	—	—	(243)	—	(243)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	3	—	—	3
Convertible debenture repurchases and conversions	—	—	(42)	—	—	(42)
March 31, 2020	252.0	3	9,338	23,360	(1,008)	31,693
Net income	—	—	—	2,276	—	2,276
Other comprehensive income	—	—	—	—	754	754
Repurchase and retirement of common stock	(0.2)	—	(9)	(46)	—	(55)
Dividends and dividend equivalents	—	—	—	(244)	—	(244)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	113	—	—	113
Convertible debenture repurchases and conversions	—	—	(82)	—	—	(82)
June 30, 2020	252.1	3	9,360	25,346	(254)	34,455
Net income	—	—	—	222	—	222
Other comprehensive income	—	—	—	—	142	142
Repurchase and retirement of common stock	(2.9)	—	(106)	(652)	—	(758)
Dividends and dividend equivalents	—	—	—	(238)	—	(238)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	98	—	—	98
September 30, 2020	249.4	$3	$9,352	$24,678	$(112)	$33,921

See accompanying notes.

Anthem, Inc. Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
December 31, 2018 (audited)	257.4	$3	$9,536	$19,988	$(986)	$28,541
Adoption of Accounting Standards Update No. 2016-02	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	1,551	—	1,551
Other comprehensive income	—	—	—	—	363	363
Repurchase and retirement of common stock	(1.1)	—	(71)	(223)	—	(294)
Dividends and dividend equivalents	—	—	—	(206)	—	(206)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	69	—	—	69
Convertible debenture repurchases and conversions	—	—	(52)	—	—	(52)
March 31, 2019	257.4	3	9,482	21,136	(623)	29,998
Net income	—	—	—	1,139	—	1,139
Other comprehensive income	—	—	—	—	240	240
Repurchase and retirement of common stock	(1.7)	—	(70)	(388)	—	(458)
Dividends and dividend equivalents	—	—	—	(208)	—	(208)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	91	—	—	91
Convertible debenture repurchases and conversions	—	—	(9)	—	—	(9)
June 30, 2019	255.9	3	9,494	21,679	(383)	30,793
Net income	—	—	—	1,183	—	1,183
Other comprehensive loss	—	—	—	—	84	84
Repurchase and retirement of common stock	(2.4)	—	(90)	(554)	—	(644)
Dividends and dividend equivalents	—	—	—	(204)	—	(204)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	120	—	—	120
September 30, 2019	253.8	$3	$9,524	$22,104	$(299)	$31,332

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2020
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 43 million medical members through our affiliated health plans as of September 30, 2020. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations, or PPOs; Health Maintenance Organizations, or HMOs; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management, or PBM, dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits, or FEHB, Program.
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
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2019 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. For additional information on prior year reclassifications, see Note 16, “Segment Information.” In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 have been recorded. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.

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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $179 and $215 at September 30, 2020 and December 31, 2019, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.

Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $250 and $237 at September 30, 2020 and December 31, 2019, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $55 and $46 at September 30, 2020 and December 31, 2019, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $390 and $242 at September 30, 2020 and December 31, 2019, respectively.
Revenue Recognition: For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2020. For the three and nine months ended September 30, 2020, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2019, the FASB issued Accounting Standards Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. In May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 requires a cumulative-effect adjustment to the opening balance of retained earnings on the balance sheet at the date of adoption and a prospective transition approach for debt securities for which an other-than-

temporary impairment had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative-effect adjustment of $35 to our opening retained earnings for credit related allowances on receivables. The adoption did not have an impact on our consolidated statements of income or cash flows.
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
Recent Accounting Guidance Not Yet Adopted: In October 2020, the FASB issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, or ASU 2020-08. The amendments clarify when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. ASU 2020-08 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We are currently evaluating the effects the adoption of ASU 2020-08 will have on our consolidated financial statements.
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments are effective for our annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020. The guidance can be applied on a full retrospective basis to all periods presented or a modified retrospective basis with a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. We are currently evaluating the effects the adoption of ASU 2020-06 will have on our consolidated financial statements and disclosures.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,067 at September 30, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. As of September 30, 2020, the initial accounting for the acquisition has not been finalized. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will continue to be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from Beacon includes $752 of other intangible assets at September 30, 2020, which primarily consist of finite-lived customer relationships with amortization periods ranging from 9 to 21 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following February 28, 2020. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4.    Business Optimization Initiatives
During the third quarter of 2020, management introduced enterprise-wide initiatives to optimize our business and, as a result, we recorded a charge of $607 in selling, general and administrative expenses. We believe these initiatives represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. This charge includes $224 for impairment and abandonment of operating-lease related right-of-use assets, $195 for impairment and abandonment of property and equipment and $188 for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce and contract exit costs. We expect most of the employee termination and contract exit costs to be paid by the end of 2021.
The charges recognized in the Commercial & Specialty Business, Government Business, IngenioRx and Other segments (see Note 16, “Segment Information”) in the third quarter of 2020, were $299, $183, $3 and $122, respectively.
5.     Investments
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

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2020 and December 31, 2019 is as follows:

	Cost or Amortized Cost						Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive Loss
		Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2020
Fixed maturity securities:
United States Government securities	$802	$17	$(6)	$—	$—	$813	$—
Government sponsored securities	75	6	—	—	—	81	—
Foreign government securities	296	10	(13)	—	(1)	292	—
States, municipalities and political subdivisions	5,042	339	(18)	—	—	5,363	—
Corporate securities	10,140	579	(114)	(23)	(11)	10,571	(10)
Residential mortgage-backed securities	4,075	151	(48)	(10)	—	4,168	(1)
Commercial mortgage-backed securities	76	3	(1)	(3)	—	75	—
Other securities	1,891	31	(14)	(6)	—	1,902	—
Total fixed maturity securities	$22,397	$1,136	$(214)	$(42)	$(12)	$23,265	$(11)
December 31, 2019
Fixed maturity securities:
United States Government securities	$524	$4	$(3)	$—	$—	$525	$—
Government sponsored securities	136	5	—	—	—	141	—
States, municipalities and political subdivisions	4,592	262	(3)	—	—	4,851	—
Corporate securities	8,870	339	(9)	(15)	—	9,185	(3)
Residential mortgage-backed securities	3,654	87	(6)	(3)	—	3,732	—
Commercial mortgage-backed securities	84	2	—	—	—	86	—
Other securities	1,648	21	(3)	(5)	—	1,661	—
Total fixed maturity securities	$19,508	$720	$(24)	$(23)	$—	$20,181	$(3)

For fixed maturity securities in an unrealized loss position at September 30, 2020 and December 31, 2019, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2020
Fixed maturity securities:
United States Government securities	17	$377	$(6)	—	$—	$—
Government sponsored securities	1	1	—	1	—	—
Foreign government securities	191	141	(13)	—	—	—
States, municipalities and political subdivisions	283	512	(18)	1	3	—
Corporate securities	1,481	2,140	(114)	146	171	(23)
Residential mortgage-backed securities	407	976	(48)	82	108	(10)
Commercial mortgage-backed securities	6	17	(1)	3	4	(3)
Other securities	302	763	(14)	75	185	(6)
Total fixed maturity securities	2,688	$4,927	$(214)	308	$471	$(42)
December 31, 2019
Fixed maturity securities:
United States Government securities	27	$250	$(3)	2	$1	$—
Government sponsored securities	14	12	—	3	1	—
States, municipalities and political subdivisions	114	306	(3)	14	11	—
Corporate securities	386	558	(9)	224	286	(15)
Residential mortgage-backed securities	321	635	(6)	189	237	(3)
Commercial mortgage-backed securities	1	3	—	4	8	—
Other securities	166	415	(3)	113	358	(5)
Total fixed maturity securities	1,029	$2,179	$(24)	549	$902	$(23)
Below are discussions by security type for unrealized losses and credit losses as of September 30, 2020:
Foreign government securities: An allowance for credit loss was established on foreign government security holdings of the Republic of Ecuador. Notification of the request for delayed interest payments, a ratings downgrade and a significant decline in the fair value were factors indicating a credit loss. No other foreign government securities had material unrealized losses or qualitative factors to indicate a credit loss. We do not intend to sell these investments and it is likely we will not be required to sell these investments prior to maturity or recovery of amortized cost.
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment as well as energy sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of September 30, 2020. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.

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
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three months ended September 30, 2020:

Three Months Ended September 30	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$23	$1	$24
Additions for securities for which no previous expected credit losses were recognized	1	—	1
Securities sold during the period	(5)	—	(5)
Decreases to the allowance for credit losses on securities	(8)	—	(8)
Total allowance for credit losses	$11	$1	$12
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the nine months ended September 30, 2020:

Nine Months Ended September 30	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	61	1	62
Securities sold during the period	(13)	—	(13)
Decreases to the allowance for credit losses on securities	(37)	—	(37)
Total allowance for credit losses	$11	$1	$12
The amortized cost and fair value of fixed maturity securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$772	$780
Due after one year through five years	5,813	6,023
Due after five years through ten years	6,741	7,023
Due after ten years	4,920	5,196
Mortgage-backed securities	4,151	4,243
Total fixed maturity securities	$22,397	$23,265

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Proceeds	$4,597	$2,048	$9,146	$5,502
Gross realized gains	51	26	131	66
Gross realized losses	(14)	(9)	(84)	(43)
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
Equity Securities
A summary of marketable equity securities at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Equity securities:
Exchange traded funds	$2,646	$44
Fixed maturity mutual funds	143	643
Common equity securities	225	237
Private equity securities	61	85
Total	$3,075	$1,009
The gains and losses related to equity securities for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net realized gains (losses) recognized on equity securities	$188	$(16)	$183	$75
Less: Net realized gains recognized on equity securities sold during the period	(15)	(6)	(20)	(55)
Unrealized gains (losses) recognized on equity securities still held at September 30	$173	$(22)	$163	$20
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
Investment Income
At September 30, 2020 and December 31, 2019, accrued investment income totaled $184 and $173, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.

Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,019 and $351 at September 30, 2020 and December 31, 2019, respectively. The value of the collateral represented 102% and 103% of the market value of the securities on loan at September 30, 2020 and December 31, 2019, respectively. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
The remaining contractual maturity of our securities lending agreements at September 30, 2020 is as follows:

Overnight and Continuous
Securities lending collateral
Cash	$898
United States Government securities	121
Total	$1,019

6.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current or noncurrent assets” or “Other current or noncurrent liabilities” in our consolidated balance sheets.
Prior to 2020, we entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on anticipated future financings. The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $252 and $262 at September 30, 2020 and December 31, 2019, respectively.
For additional information relating to the fair value of our derivative assets and liabilities, see Note 7, “Fair Value,” of this Form 10-Q.

7.    Fair Value
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 is as follows:

	Level I	Level II	Level III	Total
September 30, 2020
Assets:
Cash equivalents	$1,764	$—	$—	$1,764
Fixed maturity securities, available-for-sale:
United States Government securities	—	813	—	813
Government sponsored securities	—	81	—	81
Foreign government securities	—	292	—	292
States, municipalities and political subdivisions, tax-exempt	—	5,363	—	5,363
Corporate securities	—	10,258	313	10,571
Residential mortgage-backed securities	—	4,166	2	4,168
Commercial mortgage-backed securities	—	75	—	75
Other securities	—	1,897	5	1,902
Total fixed maturity securities, available-for-sale	—	22,945	320	23,265
Equity securities:
Exchange traded funds	2,646	—	—	2,646
Fixed maturity mutual funds	—	143	—	143
Common equity securities	197	28	—	225
Private equity securities	—	—	61	61
Total equity securities	2,843	171	61	3,075
Securities lending collateral	—	1,019	—	1,019
Derivatives	—	40	—	40
Total assets	$4,607	$24,175	$381	$29,163
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2019
Assets:
Cash equivalents	$2,015	$—	$—	$2,015
Fixed maturity securities, available-for-sale:
United States Government securities	—	525	—	525
Government sponsored securities	—	141	—	141
States, municipalities and political subdivisions, tax-exempt	—	4,851	—	4,851
Corporate securities	—	8,882	303	9,185
Residential mortgage-backed securities	—	3,730	2	3,732
Commercial mortgage-backed securities	—	86	—	86
Other securities	—	1,654	7	1,661
Total fixed maturity securities, available-for-sale	—	19,869	312	20,181
Equity securities:
Exchange traded funds	44	—	—	44
Fixed maturity mutual funds	—	643	—	643
Common equity securities	206	31	—	237
Private equity securities	—	—	85	85
Total equity securities	250	674	85	1,009
Securities lending collateral	—	353	—	353
Derivatives	—	23	—	23
Total assets	$2,265	$20,919	$397	$23,581
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2020 and 2019 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended September 30, 2020
Beginning balance at July 1, 2020	$314	$2	$5	$62	$383
Total (losses) gains:
Recognized in net income	(1)	—	—	(3)	(4)
Recognized in accumulated other comprehensive loss	14	—	—	—	14
Purchases	5	—	—	2	7
Sales	(5)	—	—	—	(5)
Settlements	(14)	—	—	—	(14)
Ending balance at September 30, 2020	$313	$2	$5	$61	$381
Change in unrealized losses included in net income related to assets still held at September 30, 2020	$—	$—	$—	$(3)	$(3)

Three Months Ended September 30, 2019
Beginning balance at July 1, 2019	$297	$3	$11	$305	$616
Total (losses) gains:
Recognized in net income	(3)	—	—	(5)	(8)
Recognized in accumulated other comprehensive loss	12	—	—	—	12
Purchases	28	—	—	25	53
Sales	(9)	—	—	(19)	(28)
Settlements	(18)	—	—	—	(18)
Transfers into Level III	4	—	—	—	4
Ending balance at September 30, 2019	$311	$3	$11	$306	$631
Change in unrealized losses included in net income related to assets still held at September 30, 2019	$—	$—	$—	$(4)	$(4)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2020 and 2019 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Nine Months Ended September 30, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total losses:
Recognized in net income	(2)	—	—	(19)	(21)
Recognized in accumulated other comprehensive loss	(3)	—	—	—	(3)
Purchases	44	—	—	17	61
Sales	(9)	—	—	(22)	(31)
Settlements	(33)	—	(2)	—	(35)
Transfers into Level III	13	—	—	—	13
Ending balance at September 30, 2020	$313	$2	$5	$61	$381
Change in unrealized losses included in net income related to assets still held at September 30, 2020	$—	$—	$—	$(20)	$(20)

Nine Months Ended September 30, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total (losses) gains:
Recognized in net income	(7)	—	—	(5)	(12)
Recognized in accumulated other comprehensive loss	14	—	—	—	14
Purchases	91	—	2	46	139
Sales	(11)	—	—	(48)	(59)
Settlements	(58)	(1)	(2)	—	(61)
Transfers into Level III	4	—	3	—	7
Transfers out of Level III	(9)	(2)	(9)	—	(20)
Ending balance at September 30, 2019	$311	$3	$11	$306	$631
Change in unrealized losses included in net income related to assets still held at September 30, 2019	$—	$—	$—	$(4)	$(4)
There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2020 or 2019.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Beacon on February 28, 2020. The preliminary values of net assets acquired in our acquisition of Beacon and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Beacon’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2020 or 2019.

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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2020 or 2019.
In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in our consolidated balance sheets.
Non-financial instruments such as real estate, property and equipment, other current or noncurrent assets, deferred income taxes, intangible assets and certain financial instruments, such as policy liabilities, are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2020 and December 31, 2019 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2020
Assets:
Other invested assets	$4,170	$—	$—	$4,170	$4,170
Liabilities:
Debt:
Short-term borrowings	150	—	150	—	150
Notes	20,574	—	23,714	—	23,714
Convertible debentures	119	—	656	—	656

December 31, 2019
Assets:
Other invested assets	$4,258	$—	$—	$4,258	$4,258
Liabilities:
Debt:
Short-term borrowings	700	—	700	—	700
Commercial paper	400	—	400	—	400
Notes	18,840	—	20,470	—	20,470
Convertible debentures	145	—	904	—	904

8.     Income Taxes
During the three months ended September 30, 2020 and 2019, we recognized income tax expense of $167 and $306, respectively, which represent effective income tax rates of 42.9% and 20.6%, respectively. The increase in our effective income tax rate was primarily due to the reinstatement of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for 2020, applied to our quarterly results, which include the impact of expenses recognized during the three months ended September 2020, for our initiatives disclosed in Note 4. “Business Optimization Initiatives” and the litigation settlement accrual described in Note 12, “Commitments and Contingencies - Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation”.

During the nine months ended September 30, 2020 and 2019, we recognized income tax expense of $1,606 and $1,014, respectively, which represent effective income tax rates of 28.5% and 20.7%, respectively. The increase in our effective income tax rate was primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020.

Income taxes receivable totaled $230 and $335 at September 30, 2020 and December 31, 2019, respectively. We recognize the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9.     Retirement Benefits
The components of net periodic benefit credit included in our consolidated statements of income for the three months ended September 30, 2020 and 2019 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2020	2019	2020	2019
Service cost	$—	$—	$—	$1
Interest cost	12	15	3	3
Expected return on assets	(35)	(35)	(6)	(6)
Recognized actuarial loss	6	5	—	1
Settlement loss	6	4	—	—
Amortization of prior service credit	—	—	(2)	(3)
Net periodic benefit credit	$(11)	$(11)	$(5)	$(4)
The components of net periodic benefit credit included in our consolidated statements of income for the nine months ended September 30, 2020 and 2019 are as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Service cost	$—	$—	$—	$1
Interest cost	37	47	8	11
Expected return on assets	(104)	(104)	(18)	(17)
Recognized actuarial loss	18	13	—	2
Settlement loss	21	8	—	—
Amortization of prior service credit	—	—	(6)	(9)
Net periodic benefit credit	$(28)	$(36)	$(16)	$(12)
For the year ending December 31, 2020, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act of 1974, as amended, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $3 and $0 were made to our retirement benefit plans during the nine months ended September 30, 2020 and 2019.

10. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 16, “Segment Information”), for the nine months ended September 30, 2020 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,039	$5,608	$—	$8,647
Ceded medical claims payable, beginning of period	(14)	(19)	—	(33)
Net medical claims payable, beginning of period	3,025	5,589	—	8,614
Business combinations and purchase adjustments	—	141	198	339
Net incurred medical claims:
Current period	17,964	43,135	878	61,977
Prior periods redundancies	(379)	(321)	—	(700)
Total net incurred medical claims	17,585	42,814	878	61,277
Net payments attributable to:
Current period medical claims	15,319	36,680	880	52,879
Prior periods medical claims	2,426	5,063	—	7,489
Total net payments	17,745	41,743	880	60,368
Net medical claims payable, end of period	2,865	6,801	196	9,862
Ceded medical claims payable, end of period	102	27	—	129
Gross medical claims payable, end of period	$2,967	$6,828	$196	$9,991
Activity in the Other segment resulted from our acquisition of Beacon.
At September 30, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $30, $189 and $2,646 for the claim years 2018 and prior, 2019 and 2020, respectively.
At September 30, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $42, $163 and $6,596 for the claim years 2018 and prior, 2019 and 2020, respectively.
At September 30, 2020, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $0, $0 and $196 for the claim years 2018 and prior, 2019 and 2020, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 16, “Segment Information”), for the nine months ended September 30, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$2,586	$4,680	$—	$7,266
Ceded medical claims payable, beginning of period	(10)	(24)	—	(34)
Net medical claims payable, beginning of period	2,576	4,656	—	7,232
Net incurred medical claims:
Current period	18,986	39,171	—	58,157
Prior periods redundancies	(162)	(275)	—	(437)
Total net incurred medical claims	18,824	38,896	—	57,720
Net payments attributable to:
Current period medical claims	16,277	33,474	—	49,751
Prior periods medical claims	2,213	4,253	—	6,466
Total net payments	18,490	37,727	—	56,217
Net medical claims payable, end of period	2,910	5,825	—	8,735
Ceded medical claims payable, end of period	8	27	—	35
Gross medical claims payable, end of period	$2,918	$5,852	$—	$8,770

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2020 are as follows:

	Three Months Ended			Nine Months Ended September 30, 2020
	March 31, 2020	June 30, 2020	September 30, 2020
Net incurred medical claims:
Commercial & Specialty Business	$5,797	$5,147	$6,641	$17,585
Government Business	14,603	13,233	14,978	42,814
Other	130	368	$380	878
Total net incurred medical claims	20,530	18,748	21,999	61,277
Quality improvement and other claims expense	959	799	922	2,680
Benefit expense	$21,489	$19,547	$22,921	$63,957
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

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of September 30, 2020, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$2,865	$6,801	$196	$9,862
Ceded medical claims payable, end of period	102	27	—	129
Insurance lines other than short duration	—	261	—	261
Gross medical claims payable, end of period	$2,967	$7,089	$196	$10,252

11.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2020 and December 31, 2019, we had $20,549 and $18,815, respectively, outstanding under these notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2020 and December 31, 2019.
On August 17, 2020, we repaid, at maturity, the $700 outstanding balance of our 4.350% senior unsecured notes.
Additionally, during the three and nine months ended September 30, 2020, we repurchased $79 of outstanding principal amount of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $109. We recognized a loss on extinguishment of debt of $30 for the three and nine months ended September 30, 2020 for the repurchase of these notes.

On May 5, 2020, we issued $400 aggregate principal amount of additional senior notes pursuant to a reopening of our existing 2.375% Notes due 2025, or the 2025 Notes, $1,100 aggregate principal amount of 2.250% Notes due 2030, or the 2030 Notes, and $1,000 aggregate principal amount of 3.125% Notes due 2050, or the 2050 Notes, under our shelf registration statement. The 2025 Notes constitute an additional issuance of our 2.375% notes due 2025, of which $850 aggregate principal amount was issued on September 9, 2019. Interest on the 2025 Notes is deemed to have accrued from January 15, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020. Interest on the 2030 Notes and 2050 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The proceeds were used for working capital and general corporate purposes, including, but not limited to, repayment of short-term and long-term debt, repurchase of our common stock pursuant to our share repurchase program and to fund acquisitions.
We have a senior revolving credit facility, or the 5-Year Facility, with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. We also have a 364-day senior revolving credit facility, or 364-Day Facility, with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000. In May 2020, we amended and extended the 364-Day Facility, which now matures in June 2021. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of September 30, 2020, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 38.1%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of September 30, 2020, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the 364-Day Facility at any time during the nine months ended September 30, 2020 or the year ended December 31, 2019. At September 30, 2020 and December 31, 2019, there were no amounts outstanding under our 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit, or the Subsidiary Credit Facilities, with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $400. At September 30, 2020 and December 31, 2019, $0 and $50, respectively, were outstanding under our Subsidiary Credit Facilities.

We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At September 30, 2020 and December 31, 2019, we had $0 and $400, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee, or the indenture. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During the three and nine months ended September 30, 2020, $0 and $40, respectively, of aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three and nine months ended September 30, 2020 of $0 and $155, respectively. We recognized a loss on the extinguishment of debt related to the Debentures of $0 and $4, respectively, for the three and nine months ended September 30, 2020, based on the fair values of the debt on the conversion settlement dates.
The following table summarizes at September 30, 2020 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$175
Unamortized debt discount	$54
Net debt carrying amount	$119
Equity component carrying amount	$63
Conversion rate (shares of common stock per $1,000 of principal amount)	14.0519
Effective conversion price (per $1,000 of principal amount)	$71.1648
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, or collectively, the FHLBs. As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $150 and $650 in outstanding short-term borrowings from the FHLBs at September 30, 2020 and December 31, 2019, with fixed interest rates of 0.200% and 1.664%, respectively.
All debt is a direct obligation of Anthem, Inc., except for the surplus note, the FHLB borrowings, and the Subsidiary Credit Facilities.

12.     Commitments and Contingencies
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $300 at September 30, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees, or Blue plans, across the country. Cases filed in twenty-eight states were consolidated into a single, multi- district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama, or the Court. Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard® and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act, or Sherman Act, and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.

In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard® program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether the defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In April 2019, plaintiffs filed their motions for class certification in conjunction with their supporting expert reports, and the defendants filed their motions to exclude plaintiffs’ experts, as well as their opposition to plaintiffs’ motions for class certification, in July 2019.
The BCBSA and Blue plans have approved a settlement agreement and release, or the Subscriber Settlement Agreement, with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to be able to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. We accrued our estimated payment obligation in the third quarter of 2020. All terms of the Subscriber Settlement Agreement are subject to approval by the Court before they become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, and defendants filed an opposition to that motion. We intend to continue to vigorously defend the provider suit; however, its ultimate outcome cannot be presently determined.

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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. Rebuttal expert reports are due in October 2020 and all discovery must be completed by December 2020. Motions for summary judgment must be filed by January 2021. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing argument in November 2019 and took the matter under consideration. In February 2020, the Delaware Court requested supplemental briefing, which has been submitted. In August 2020, the Delaware Court issued an opinion finding that neither party was owed damages and that we did not owe Cigna the $1,850 termination fee. The Delaware Court issued an order implementing its opinion in October 2020. Any notice of appeal must be filed within 30 days of that order. We believe Cigna’s allegations are without merit and we intend to vigorously pursue our claims and defend against Cigna’s allegations; however, the ultimate outcome of any appeal of this litigation with Cigna cannot be presently determined.
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
Medicare Risk Adjustment Litigation
In March 2020, the DOJ filed a civil lawsuit against Anthem, Inc. in the U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services, or CMS, for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. The motions are being briefed and no decision has been rendered. We intend to continue to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc., or CareMore, one of our California subsidiaries and HealthSun Health Plans, Inc., or HealthSun, one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation focuses on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal Division of the DOJ, which then initiated an investigation. We are cooperating with the government's investigation. We are in the process of analyzing the scope of potential data corrections to be submitted to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare representation provisions, based on the conduct discovered during our investigation. We are in active litigation with two groups of sellers regarding part of the escrowed funds in a cases captioned Shareholder Representative Services, LLC v. ATH Holding Company, LLC and Highland Acquisition Holdings, LLC and LPPAS Representative, LLC v. ATH Holding Company, LLC, both pending in the Delaware Court.

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
Federal and state agencies have investigated events related to the cyber attack, including how it occurred, its consequences and our responses. In September 2020, we entered into a settlement to resolve the investigation by a multi-state group of attorneys general, which was the final outstanding matter related to the 2015 cyber attack. We have undertaken commitments that align with our ongoing and consistent focus to protect information in addition to a monetary payment of $39, which was fully accrued in a prior period.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at September 30, 2020 is approximately $1,377. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.

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
From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts pursuant to the ESI PBM Agreement. In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement earlier than the original expiration date of December 31, 2019, due to the acquisition of Express Scripts by Cigna. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020. Prior to the termination of the ESI PBM Agreement, Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support. Express Scripts continues to provide certain audit and run out transition services related to our PBM business. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, refer to the Litigation and Regulatory Proceedings–Express Scripts, Inc. Pharmacy Benefit Management Litigation section above. We believe we have appropriately recognized all rights and obligations under the ESI PBM Agreement as of September 30, 2020.
13.     Capital Stock
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
A summary of our cash dividend activity for the nine months ended September 30, 2020 and 2019 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
April 28, 2020	June 10, 2020	June 25, 2020	$0.95	$242
July 28, 2020	September 10, 2020	September 25, 2020	$0.95	$238

Nine Months Ended September 30, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206
April 23, 2019	June 10, 2019	June 25, 2019	$0.80	$206
July 23, 2019	September 10, 2019	September 25, 2019	$0.80	$204
On October 27, 2020, our Audit Committee declared a fourth quarter 2020 dividend to shareholders of $0.95 per share, payable on December 22, 2020 to shareholders of record at the close of business on December 7, 2020.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On December 7, 2017, the Board of Directors authorized a $5,000 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. We temporarily suspended our share repurchase program in March 2020 as a precautionary measure in light of the COVID-19 pandemic, but resumed the program in late June 2020 after market conditions improved.
A summary of common stock repurchases for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30
	2020	2019
Shares repurchased	5.0	5.2
Average price per share	$269.15	$270.42
Aggregate cost	$1,342	$1,396
Authorization remaining at the end of the period	$2,450	$4,098
For additional information regarding the use of capital for debt security repurchases, see Note 11, “Debt”, included in this Form 10-Q and Note 12, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3.1	$190.31
Granted	1.0	271.32
Exercised	(0.6)	123.36
Forfeited or expired	(0.1)	271.54
Outstanding at September 30, 2020	3.4	223.68	6.84	$180
Exercisable at September 30, 2020	1.9	181.32	5.41	$176
A summary of the nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2020 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	1.4	$242.47
Granted	1.3	272.11
Vested	(1.2)	194.30
Forfeited	(0.1)	271.24
Nonvested at September 30, 2020	1.4	272.04

During the nine months ended September 30, 2020, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2020 to 2022. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2022 based on results in the three year period.
During the nine months ended September 30, 2020, we granted an additional 0.6 restricted stock units associated with our 2017 grants that were earned as a result of satisfactory completion of performance measures between 2017 and 2019. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 14, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
	2020	2019
Risk-free interest rate	1.30%	2.69%
Volatility factor	26.00%	25.00%
Quarterly dividend yield	0.350%	0.260%
Weighted-average expected life (years)	4.30	4.40
The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
	2020	2019
Options granted during the period	$54.02	$68.69
Restricted stock awards granted during the period	272.11	306.13

14.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2020 and 2019 is as follows:

	September 30
	2020	2019
Investments:
Gross unrealized gains	$1,136	$770
Gross unrealized losses	(245)	(54)
Net pre-tax unrealized gains	891	716
Deferred tax liability	(216)	(164)
Net unrealized gains on investments	675	552
Non-credit components of impairments on investments:
Unrealized losses	(11)	(5)
Deferred tax asset	3	1
Net unrealized non-credit component of impairments on investments	(8)	(4)
Cash flow hedges:
Gross unrealized losses	(319)	(340)
Deferred tax asset	67	63
Net unrealized losses on cash flow hedges	(252)	(277)
Defined benefit pension plans:
Deferred net actuarial loss	(695)	(730)
Deferred prior service credits	(1)	(1)
Deferred tax asset	178	188
Net unrecognized periodic benefit costs for defined benefit pension plans	(518)	(543)
Postretirement benefit plans:
Deferred net actuarial loss	(25)	(57)
Deferred prior service costs	14	25
Deferred tax asset	3	8
Net unrecognized periodic benefit costs for postretirement benefit plans	(8)	(24)
Foreign currency translation adjustments:
Gross unrealized losses	(1)	(4)
Deferred tax asset	—	1
Net unrealized losses on foreign currency translation adjustments	(1)	(3)
Accumulated other comprehensive loss	$(112)	$(299)

Other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30
	2020	2019
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($43) and ($35), respectively	$152	$119
Reclassification adjustment for net realized loss on investment securities, net of tax expense of $10 and $1, respectively	(39)	(3)
Total reclassification adjustment on investments	113	116
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax expense of ($5) and ($0), respectively	16	(1)
Cash flow hedges:
Holding gain (loss), net of tax expense of ($0) and ($2), respectively	4	(34)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2) and ($1), respectively	8	4
Foreign currency translation adjustment, net of tax expense of ($1) and ($0), respectively	1	(1)
Net gain recognized in other comprehensive income, net of tax expense of ($41) and ($37), respectively	$142	$84
Other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30
	2020	2019
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($68) and ($205), respectively	$182	$705
Reclassification adjustment for net realized (gain) loss on investment securities, net of tax expense (benefit) of $7 and ($1), respectively	(28)	6
Total reclassification adjustment on investments	154	711
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax benefit of $2 and $0, respectively	(6)	(2)
Cash flow hedges:
Holding gain (loss), net of tax expense of ($2) and ($2), respectively	10	(31)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($9) and ($3), respectively	25	10
Foreign currency translation adjustment, net of tax expense of ($1) and ($0), respectively	1	(1)
Net gain recognized in other comprehensive income, net of tax expense of ($71) and ($211), respectively	$184	$687

15.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Denominator for basic earnings per share – weighted-average shares	251.0	255.2	251.9	256.3
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	3.2	4.8	3.4	4.8
Denominator for diluted earnings per share	254.2	260.0	255.3	261.1
During the three months ended September 30, 2020 and 2019, weighted-average shares related to certain stock options of 1.6 and 0.7, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2020 and 2019, weighted-average shares related to certain stock options of 1.4 and 0.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three and nine months ended September 30, 2020, we issued approximately 0.0 and 1.3 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2020 through 2022. During the three and nine months ended September 30, 2019, we issued approximately 0.0 and 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2019 through 2021. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.
16.     Segment Information
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
Our IngenioRx segment includes our PBM business, which began its operations during the second quarter of 2019. IngenioRx markets and offers PBM services to fully-insured and self-funded Anthem health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. In 2019, IngenioRx was included in our Other reportable segment. Beginning in 2020, IngenioRx meets the quantitative thresholds for a reportable segment based on the FASB guidance. Amounts for the three and nine months ended September 30, 2019 have been reclassified to conform to the current year presentation for comparability.
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
Financial data by reportable segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended September 30, 2020
Operating revenue - unaffiliated	$9,326	$18,101	$2,598	$624	$—	$30,649
Operating revenue - affiliated	—	—	2,984	1,174	(4,158)	—
Operating (loss) gain	(234)	246	345	(156)	—	201
Three Months Ended September 30, 2019
Operating revenue - unaffiliated	$9,284	$15,955	$774	$431	$—	$26,444
Operating revenue - affiliated	—	—	1,148	155	(1,303)	—
Operating gain (loss)	924	616	—	(12)	—	1,528
Nine Months Ended September 30, 2020
Operating revenue - unaffiliated	$27,476	$52,809	$7,485	$1,505	$—	$89,275
Operating revenue - affiliated	—	—	8,563	2,772	(11,335)	—
Operating gain (loss)	2,558	2,275	998	(76)	—	5,755
Nine Months Ended September 30, 2019
Operating revenue - unaffiliated	$28,093	$46,419	$880	$617	$—	$76,009
Operating revenue - affiliated	—	—	1,290	1,063	(2,353)	—
Operating gain (loss)	3,505	1,470	—	(74)	—	4,901

The major product revenues for each of the reportable segments for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Commercial & Specialty Business
Managed care products	$7,523	$7,542	$22,209	$22,806
Managed care services	1,391	1,330	4,036	4,049
Dental/Vision products and services	318	325	917	975
Other	94	87	314	263
Total Commercial & Specialty Business	9,326	9,284	27,476	28,093
Government Business
Managed care products	17,999	15,847	52,523	46,111
Managed care services	102	108	286	308
Total Government Business	18,101	15,955	52,809	46,419
IngenioRx
Pharmacy products and services	5,582	1,922	16,048	2,170
Total IngenioRx	5,582	1,922	16,048	2,170
Other
Other	1,798	586	4,277	1,680
Eliminations
Eliminations	(4,158)	(1,303)	(11,335)	(2,353)
Total product revenues	$30,649	$26,444	$89,275	$76,009
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Reportable segments’ operating revenue	$30,649	$26,444	$89,275	$76,009
Net investment income	280	242	591	737
Net realized gains on financial instruments	247	1	241	90
Impairment losses recognized in income	(18)	(13)	(64)	(30)
Total revenues	$31,158	$26,674	$90,043	$76,806

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Reportable segments’ operating gain	$201	$1,528	$5,755	$4,901
Net investment income	280	242	591	737
Net realized gains on financial instruments	247	1	241	90
Impairment losses recognized in income	(18)	(13)	(64)	(30)
Interest expense	(198)	(185)	(593)	(556)
Amortization of other intangible assets	(93)	(84)	(269)	(256)
(Loss) gain on extinguishment of debt	(30)	—	(34)	1
Income before income tax expense	$389	$1,489	$5,627	$4,887

17.     Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$679	$575
Lease liabilities, current	Other current liabilities	192	158
Lease liabilities, noncurrent	Other noncurrent liabilities	798	482

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Lease Expense
Operating lease expense	$272	$48	$378	$138
Short-term lease expense	11	9	38	33
Sublease income	(1)	(4)	(8)	(12)
Total lease expense	$282	$53	$408	$159
Our activities as disclosed in Note 4, “Business Optimization Initiatives”, include reducing our office space footprint. As a result, we performed an interim impairment test and recorded an impairment charge of $224 for affected right-of-use assets during the three and nine months ended September 30, 2020 which is included in the operating lease expense shown above.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$47	$43	$137	$132
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$17	$33	$372	$33

As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term of our operating leases was 7 years and 6 years, respectively. The lease liabilities reflect a weighted average discount rate of 3.26% at September 30, 2020 and 4.09% at December 31, 2019.
Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2020 (excluding the nine months ended September 30, 2020)	$50
2021	195
2022	179
2023	157
2024	125
Thereafter	322
Total future minimum payments	1,028
Less imputed interest	(38)
Total lease liabilities	$990
As of September 30, 2020, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2020 and 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $142.

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
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2020 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2020, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 43 million medical members through our affiliated health plans as of September 30, 2020. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or Unicare. Also, in the second quarter of 2019, we began providing pharmacy benefits management, or PBM, services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 16, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, a global health pandemic. The COVID-19 pandemic continues to evolve, and the virus and efforts to prevent its spread have continued to impact the global economy, cause market instability and increased unemployment in the United States, and it has impacted and will continue to impact our membership and benefit expense. Although increased unemployment caused by the COVID-19 pandemic resulted in a decline in our Local Group membership, our Medicaid membership grew as a result of the temporary suspension of eligibility recertification efforts in response to the COVID-19 pandemic. While the deferral of non-emergent or elective health services by our members decreased our claim costs in the second quarter of 2020, utilization of such services began to rebound and claim costs began to normalize in the third quarter of 2020 as the shelter-in-place, stay-at-home orders and other restrictions on the conduct of businesses were lifted. Furthermore, our expenses increased in the third quarter of 2020 to cover COVID-19 related costs such as testing, treatment of the disease, expanded coverage in benefits and waivers for cost-sharing.
As COVID-19 continues to spread, we remain focused on increasing access and coverage for our members, making changes to our membership benefits and business operations and adapting tools and policies to assist consumers and care providers. We are providing expanded telehealth coverage for our Medicare and Medicaid plans, where permissible, through December 31, 2020 and waiving cost shares for in-network telehealth visits, including telephonic visits and those for mental health. We provided expanded telehealth coverage for our members in fully-insured employer plans and Individual plans through September 30, 2020. We relaxed early prescription refill policies for maintenance and specialty medications for our members in fully-insured employer plans and Individual plans through September 30, 2020 and for our Medicare and Medicaid plans, where permissible, through January 31, 2021 and are encouraging the use of home delivery services to enable access to necessary medications. We are waiving cost sharing for in-network COVID-19 diagnostic tests and treatment and provided various premium credits to members. Future regulatory action could require us to provide additional coverage or credits related to COVID-19 treatments.
We are also leveraging data and advanced analytics to provide innovative solutions in response to the COVID-19 pandemic, and introduced a suite of digital tools that serve various functions, including providing member data and updates related to COVID-19, aggregating real-time COVID-19 data to present trends and predictions for our communities, and helping individuals with mental health support or emergency services.
We are also providing support to care provider partners of our affiliated health plans to help them continue to focus on caring for patients, including funding and financial assistance, working with care providers to accelerate claims processing for outstanding accounts receivables, resolving claims where possible and appropriate, as well as accelerating payments to support state-specific Medicaid programs. We are simplifying access to care by temporarily suspending select prior authorization requirements for certain services and equipment critical to COVID-19 treatment.
To protect our employees and mitigate the spread of COVID-19, we have continued travel limitations and workplace modifications consistent with the Centers for Disease Control and Prevention guidelines and social distancing protocols. We are gradually reopening our offices in accordance with local guidelines; however, the majority of our workforce continues to work remotely. In addition to transitioning to a remote work environment, we expanded our employee benefits to provide additional support.
With many individuals and families impacted by the COVID-19 pandemic in a variety of ways, we remain committed to lifting up our local communities through a variety of partnership and relief efforts. During the second quarter of 2020, we contributed $50 million to the Anthem Foundation to support its COVID-19 response and recovery efforts, such as emergency response, food insecurity, mental health and care provider safety resources.
The COVID-19 pandemic has created unique and unprecedented challenges, and although it has impacted and will likely continue to impact our membership and benefit expense, we have proactively taken actions to minimize these effects, as discussed above, and it has not had a material adverse effect on our reported results through September 30, 2020. However, this may change in the future as the COVID-19 pandemic is evolving and the extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes that may impact our business. For additional discussion regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors” included in our 2019 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” included in this Form 10-Q.
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
In the second quarter of 2019, we began using IngenioRx to market and offer PBM services to Anthem health plan customers throughout the country, as well as to external customers outside of the health plans we own. Our comprehensive PBM services portfolio includes services such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts Inc., or Express Scripts, pursuant to our PBM agreement with Express Scripts, or the ESI PBM Agreement. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020. We expect IngenioRx to provide our members with more cost-effective solutions and improve our ability to integrate pharmacy benefits within our medical and specialty platform.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, and the cost of a potential COVID-19 vaccine. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. We price our affected products to cover the impact of the HIP Fee, when applicable. The HIP Fee was suspended for 2019, has resumed for 2020 and has been permanently eliminated effective in 2021.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as utilization management, condition management, program integrity and specialty pharmacy management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud. Our underlying Local Group medical cost trends reflect the “allowed amount,” or contractual rate, paid to providers. The COVID-19 pandemic has caused our members to defer non-emergent or elective health services, which decreased our claim costs in the second quarter of 2020. The utilization of such services began to rebound and claim costs began to normalize in the third quarter of 2020 and further increases in the utilization of such services may increase our claim costs in the future and affect our medical cost trends. Further, our expenses increased in the third quarter of 2020 to cover COVID-19 related costs such as testing, treatment, expanded coverage in benefits and waivers for cost-sharing. In response to the current crisis, we expanded coverage for certain members in our affiliated health plans for testing and treatment related to a COVID-19 diagnosis through December 31, 2020. Governmental action has required us to provide full coverage for COVID-19 testing to our members, and future governmental action could require us to provide additional coverage, including, for example, for potential future vaccines. The continued cost and volume of covered services related to the COVID-19 pandemic may have a material adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trend.
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
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including the 2018 ACA Decision, which judgment has been stayed pending appeal, continue to contribute to this uncertainty. In a separate development, in April 2020, the U.S. Supreme Court ruled that the federal government is required to pay health insurance companies for amounts owed, as calculated under the risk corridor program of the ACA. In June 2020, the U.S. Court of Federal Claims entered a final judgment stipulating that we are entitled to reimbursement for risk corridor amounts from 2014, 2015 and 2016. At the end of September 2020, the U.S. Department of Health and Human Services, or HHS, issued draft guidance on how to treat the risk corridor recoveries that we expect to receive. Under the proposed guidance from HHS, we will be required to revise previously filed minimum medical loss ratio reports by December 31, 2020, or within 60 days of receiving payment, whichever is later. We will recognize the net premium impact of the risk corridor recoveries in the fourth quarter of 2020. We will continue to review developments and evaluate the impact of the ACA as any further developments or judicial rulings occur.
The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We record our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee is due by September 30th of each fee year. The HIP Fee is non-deductible for federal income tax purposes. Our affected products are priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee. The total amount due from allocations to all health insurers is $15,523 for 2020. For the three and nine months ended September 30, 2020, we recognized $346 and $1,181, respectively as selling, general and administrative expense for our portion of the HIP Fee. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019. The HIP Fee has been permanently eliminated effective in 2021.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business - Regulation”, Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” included in this Form 10-Q.
Other Significant Items
Business and Operational Matters
During the third quarter of 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $607 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. For additional information, see Note 4, “Business Optimization Initiatives” and Note 17 “Leases,” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

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
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama, or the Court, captioned In re Blue Cross Blue Shield Antitrust Litigation, or the BCBSA Litigation, the Blue Cross Blue Shield Association, or BCBSA, and Blue Cross and/or Blue Shield licensees, including us, or the Blue plans, have approved a settlement agreement and release, or the Subscriber Settlement Agreement, with the plaintiffs representing a putative nationwide class of health plan subscribers. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and the Subscriber Settlement Agreement applies only to the putative subscriber class. No settlement agreement has been reached with the provider plaintiffs at this time, and the defendants continue to contest the consolidated cases brought by the provider plaintiffs.
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to be able to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. We accrued our estimated payment obligation in the third quarter of 2020.
On October 30, 2020, subscriber plaintiffs are expected to file a motion for certification of a settlement class and for preliminary approval of the Subscriber Settlement Agreement with the Court. Members of the class will be provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. Following the opt out deadline, if the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective. For additional information regarding this lawsuit, see Note 12, “Commitments and Contingencies - Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In August 2020, the Delaware Court of Chancery ruled that neither we nor Cigna Corporation could collect damages in connection with the now terminated Agreement and Plan of Merger, between us and Cigna Corporation. For additional information, see Note 12, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In January 2019, we exercised our contractual right to terminate the ESI PBM Agreement, and we completed the transition of our members from Express Scripts to IngenioRx on January 1, 2020. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, see Note 12, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended September 30, 2020, total medical membership increased 1.6 million, or 4.0%. Our medical membership grew in both our Government Business and Commercial & Specialty Business segments. The increase in medical membership in our Government Business segment was driven by organic growth in our Medicaid business due to the temporary suspension of eligibility recertification efforts in our markets in response to the COVID-19 pandemic, and growth in our Medicare business. The increase in medical membership in our Commercial & Specialty Business segment was primarily driven by growth in our self-funded business, partially offset by declines in our fully-insured membership due to negative in-group changes as a result of increased unemployment caused by the COVID-19 pandemic.
Operating revenue for the three months ended September 30, 2020 was $30,649, an increase of $4,205, or 15.9%, from the three months ended September 30, 2019. Operating revenue for the nine months ended September 30, 2020 was $89,275, an increase of $13,266, or 17.5%, from the nine months ended September 30, 2019. The increase in operating revenue for the three and nine months ended September 30, 2020 compared to 2019 was primarily driven by higher premium revenue in our Government Business segment, as well as pharmacy product revenue related to the launch of IngenioRx.
Net income for the three months ended September 30, 2020 was $222, a decrease of $961, or 81.2%, from the three months ended September 30, 2019. The decrease in net income for the three months ended September 30, 2020 was primarily due to lower operating results in our Commercial & Specialty Business and Government Business segments primarily attributable to expenses for the BCBSA litigation accrual and business optimization initiatives recognized during the three months ended September 30, 2020. These decreases were partially offset by higher operating results in our IngenioRx segment, higher net realized gains on financial instruments and lower income tax expense.
Net income for the nine months ended September 30, 2020 was $4,021, an increase of $148, or 3.8%, from the nine months ended September 30, 2019. The increase in net income for the nine months ended September 30, 2020 compared to 2019 was primarily a result of higher operating results in our IngenioRx and Government Business segments. These increases were partially offset by lower operating results in our Commercial & Specialty Business segment, higher income tax expense and a decrease in net earnings from investment activities.
Our fully-diluted earnings per share, or EPS, was $0.87 for the three months ended September 30, 2020, which represented an 80.9% decrease from EPS of $4.55 for the three months ended September 30, 2019. The decrease in EPS for the three months ended September 30, 2020 compared to 2019 resulted from the decrease in net income.
Our fully-diluted EPS was $15.75 for the nine months ended September 30, 2020, which represented a 6.2% increase from fully-diluted EPS of $14.83 for the nine months ended September 30, 2019. The increase in EPS for the nine months ended September 30, 2020 compared to 2019 resulted from the increase in net income and the impact of a lower weighted average number of shares outstanding during the nine months ended September 30, 2020.
Operating cash flow for the nine months ended September 30, 2020 and 2019 was $6,875 and $4,734, respectively. This increase was primarily attributable to higher net income in 2020, when excluding the non-cash impact of accrued expenses related to our business optimization initiatives and the BCBSA litigation accrual recognized in the third quarter of 2020. The increase was further due to a delay of certain payroll tax payments in 2020 as permitted by the CARES Act.

Membership
The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2020 and 2019. Also included below is other membership by product. At this time, the following table does not include membership resulting from our acquisition of Beacon. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.

	September 30
(In thousands)	2020	2019	Change	% Change
Medical Membership
Customer Type
Local Group	15,509	15,659	(150)	(1.0)%
Individual	701	711	(10)	(1.4)%
National:
National Accounts	7,773	7,666	107	1.4%
BlueCard®	6,106	5,967	139	2.3%
Total National	13,879	13,633	246	1.8%
Medicare:
Medicare Advantage	1,416	1,203	213	17.7%
Medicare Supplement	933	893	40	4.5%
Total Medicare	2,349	2,096	253	12.1%
Medicaid	8,569	7,293	1,276	17.5%
Federal Employees Health Benefits	1,618	1,592	26	1.6%
Total Medical Membership by Customer Type	42,625	40,984	1,641	4.0%
Funding Arrangement
Self-Funded	25,633	25,368	265	1.0%
Fully-Insured	16,992	15,616	1,376	8.8%
Total Medical Membership by Funding Arrangement	42,625	40,984	1,641	4.0%
Reportable Segment
Commercial & Specialty Business	30,089	30,003	86	0.3%
Government Business	12,536	10,981	1,555	14.2%
Total Medical Membership by Reportable Segment	42,625	40,984	1,641	4.0%
Other Membership
Life and Disability Members	5,029	4,970	59	1.2%
Dental Members	6,051	5,942	109	1.8%
Dental Administration Members	1,315	5,526	(4,211)	(76.2)%
Vision Members	7,487	7,232	255	3.5%
Medicare Part D Standalone Members	405	285	120	42.1%

Medical Membership
Total medical membership grew in both our Government Business and Commercial & Specialty Business segments as well as by funding arrangement. Fully-insured membership increased primarily due to growth in our Medicaid and Medicare businesses, partially offset by membership decreases in our fully-insured Local Group business. Local Group membership decreased due to negative in-group changes as a result of increased unemployment caused by the COVID-19 pandemic, which was partially offset by sales exceeding lapses. Self-funded medical membership increased primarily as a result of membership increases in our National business driven by higher BlueCard® activity at other BCBSA plans whose members reside in or travel to our licensed areas and our acquisition of a third-party administrator. Medicaid membership increased primarily due to organic growth in existing markets due to the temporary suspension of eligibility recertification during the COVID-19 pandemic as well as our acquisition of Medicaid plans in Missouri and Nebraska. Medicare membership increased primarily due to higher sales.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. We have experienced growth in our life and disability membership primarily due to higher sales in our Local Group business. Dental membership increased due to higher sales in our National Accounts and growth in membership in our Federal Employees Health Benefits program. Dental administration membership decreased due to the lapse of a large dental administration services contract. Vision membership increased due to higher sales in our Medicare and Local Group businesses.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2020 vs. 2019		2020 vs. 2019
	2020	2019	2020	2019	$	%	$	%
Total operating revenue	$30,649	$26,444	$89,275	$76,009	$4,205	15.9%	$13,266	17.5%
Net investment income	280	242	591	737	38	15.7%	(146)	(19.8)%
Net realized gains on financial instruments	247	1	241	90	246	NM	151	167.8%
Impairment losses recognized in income	(18)	(13)	(64)	(30)	(5)	38.5%	(34)	113.3%
Total revenues	31,158	26,674	90,043	76,806	4,484	16.8%	13,237	17.2%
Benefit expense	22,921	20,753	63,957	60,403	2,168	10.4%	3,554	5.9%
Cost of products sold	2,222	745	6,431	843	1,477	198.3%	5,588	662.9%
Selling, general and administrative expense	5,305	3,418	13,132	9,862	1,887	55.2%	3,270	33.2%
Other expense[1]	321	269	896	811	52	19.3%	85	10.5%
Total expenses	30,769	25,185	84,416	71,919	5,584	22.2%	12,497	17.4%
Income before income tax expense	389	1,489	5,627	4,887	(1,100)	(73.9)%	740	15.1%
Income tax expense	167	306	1,606	1,014	(139)	(45.4)%	592	58.4%
Net income	$222	$1,183	$4,021	$3,873	$(961)	(81.2)%	$148	3.8%

Average diluted shares outstanding	254.2	260.0	255.3	261.1	(5.8)	(2.2)%	(5.8)	(2.2)%
Diluted net income per share	$0.87	$4.55	$15.75	$14.83	$(3.68)	(80.9)%	$0.92	6.2%
Effective tax rate	42.9%	20.6%	28.5%	20.7%		2,230bp3		780bp3
Benefit expense ratio[2]	86.8%	87.2%	83.1%	86.1%		(40)bp3		(300)bp3
Selling, general and administrative expense ratio[4]	17.3%	12.9%	14.7%	13.0%		440bp3		170bp3
Income before income tax expense as a percentage of total revenues	1.2%	5.6%	6.2%	6.4%		(440)bp3		(20)bp3
Net income as a percentage of total revenues	0.7%	4.4%	4.5%	5.0%		(370)bp3		(50)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense, amortization of other intangible assets and loss (gain) on extinguishment of debt.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2020 and 2019 were $26,392 and $23,793, respectively. Premiums for the nine months ended September 30, 2020 and 2019 were $77,001 and $70,137, respectively. Premiums are included in total operating revenue presented above.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Total operating revenue increased as a result of higher premium revenue due mainly to membership growth in our Government Business segment related to our Medicaid and Medicare businesses. The increase in operating revenue was further attributable to pharmacy product revenue related to the launch of IngenioRx and an increase in premiums attributable to rate increases designed to cover the impact of the HIP Fee reinstatement for 2020. The increase in operating revenue was partially offset by a decrease in premiums in our Commercial & Specialty Business segment related to fully-insured membership declines as a result of increased unemployment caused by the COVID-19 pandemic. Product revenue represents services performed by our IngenioRx pharmacy benefit manager for unaffiliated PBM customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and administrative fees. Unaffiliated PBM customers include our self-funded groups that contract with IngenioRx for PBM services and external customers outside of the health plans we own. The increase in product revenue reflects the completed transition of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began operations, and January 1, 2020.
Net realized gains on financial instruments increased primarily due to the changes in the fair values of our investments in equity securities.
Benefit expense increased primarily due to increased costs as a result of membership growth in our Medicaid and Medicare businesses as well as costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care. These increases were partially offset by the impact of slightly lower healthcare claims volume due to the broad-based member delays of non-emergent and elective health services during the COVID-19 pandemic.
Our benefit expense ratio decreased primarily due to lower utilization rates of non-emergent and elective health services as a result of the COVID-19 pandemic, and to a lesser extent, the HIP Fee reinstatement for 2020. These decreases were partially offset by costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care as well as retroactive rate adjustments in our Medicaid business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began its operations, and January 1, 2020.
Selling, general and administrative expense increased primarily due to the recognition of expenses related to our business optimization initiatives and the BCBSA litigation accrual during the third quarter of 2020. The increase was further due to the reinstatement of the HIP Fee for 2020 and increased spend to support growth in our businesses.
Our selling, general and administrative expense ratio increased as a result of the higher selling, general and administrative expenses discussed above, partially offset by the growth in operating revenue.
Our effective income tax rate increased primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020, applied to our quarterly results, which include the impact of expenses recognized for our business optimization initiatives and the BCBSA litigation accrual during the third quarter of 2020.
Our net income as a percentage of total revenues decreased in 2020 as compared to 2019 as a result of all factors discussed above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Total operating revenue increased as a result of higher premium revenue due mainly to membership growth in our Government Business segment and rate increases and the impact of the HIP Fee reinstatement for 2020. The increase in operating revenue was further attributable to increase in pharmacy product revenue as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019 and January 1, 2020. The increase in operating revenue was partially offset by a decrease in premiums in our Commercial & Specialty Business segment related to fully-insured membership declines as a result of increased unemployment caused by the COVID-19 pandemic.
Net investment income decreased primarily due to losses from energy sector private equity funds recognized in the second quarter of 2020 as a result of a decrease in the worldwide demand for energy due to the COVID-19 pandemic.
Net realized gains on financial instruments increased primarily due to changes in the fair values of our investments in equity securities, partially offset by a decrease in net realized gains on sales of equity securities.
Benefit expense increased primarily due to increased costs as a result of growth in our Medicaid and Medicare membership and overall cost trends across our businesses including due to COVID-19 and actions taken to support our members in response to the pandemic. These increases were partially offset by the lower volume of healthcare claims experienced resulting from member delays of non-emergent and elective health services during the COVID-19 pandemic.
Our benefit expense ratio decreased primarily due to the COVID-19 impact of lower utilization rates of healthcare benefits, and to a lesser extent, the HIP Fee reinstatement for 2020. These decreases were partially offset by costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care. The decreases were further offset by the impact of retroactive rate adjustments in our Medicaid business and premium credits provided in response to the COVID-19 pandemic to our members enrolled in select Individual plans and fully-insured employer customers.
Cost of products sold increased as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began its operations, and January 1, 2020.
Selling, general and administrative expense increased primarily due to the reinstatement of the HIP Fee for 2020, the recognition of expenses related to our business optimization initiatives and the BCBSA litigation accrual during the third quarter of 2020, and increased spend to support growth in our businesses.
Our selling, general and administrative expense ratio increased as a result of the higher selling, general and administrative expenses discussed above, partially offset by the growth in operating revenue.
Our effective income tax rate increased primarily due to the reinstatement of the non-tax deductible HIP Fee for 2020.
Our net income as a percentage of total revenue decreased in 2020 as compared to 2019 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net realized gains (losses) on financial instruments, impairment recoveries (losses) recognized in income, interest expense, amortization of other intangible assets, loss (gain) on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Beginning in 2020, IngenioRx meets the quantitative thresholds for a reportable segment and the results of our operations are now described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. For additional information, see Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30			Nine Months Ended September 30
					2020 vs. 2019			2020 vs. 2019
	2020	2019	2020	2019	$		%	$		%
Operating Revenue
Commercial & Specialty Business	$9,326	$9,284	$27,476	$28,093	$42		0.5%	$(617)		(2.2)%
Government Business	18,101	15,955	52,809	46,419	2,146		13.5%	6,390		13.8%
IngenioRx	5,582	1,922	16,048	2,170	3,660		190.4%	13,878		639.5%
Other	1,798	586	4,277	1,680	1,212		206.8%	2,597		154.6%
Eliminations	(4,158)	(1,303)	(11,335)	(2,353)	(2,855)		NM	(8,982)		NM
Total operating revenue	$30,649	$26,444	$89,275	$76,009	$4,205		15.9%	$13,266		17.5%

Operating Gain (Loss)
Commercial & Specialty Business[1]	$(234)	$924	$2,558	$3,505	$(1,158)		NM	$(947)		(27.0)%
Government Business[2]	246	616	2,275	1,470	(370)		(60.1)%	805		54.8%
IngenioRx[3]	345	—	998	—	345		NM	998		NM
Other[4]	(156)	(12)	(76)	(74)	(144)		1,200.0%	(2)		2.7%

Operating Margin
Commercial & Specialty Business	(2.5)%	10.0%	9.3%	12.5%		(1,250)	bp		(320)	bp
Government Business	1.4%	3.9%	4.3%	3.2%		(250)	bp		110	bp
IngenioRx	6.2%	—%	6.2%	—			NM			NM

1    Includes expenses of $566 for the BCBSA litigation accrual and $299 for business optimization initiatives recognized in the three and nine months ended September 30, 2020.
2    Includes expenses of $183 for business optimization initiatives and $28 for the BCBSA litigation accrual recognized in the three and nine months ended September 30, 2020.
3    Includes expenses of $3 for business optimization initiatives recognized in the three and nine months ended September 30, 2020.
4    Includes expenses of $122 for business optimization initiatives recognized in the three and nine months ended September 30, 2020.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Commercial & Specialty Business
Operating revenue increased primarily due to higher premium revenue resulting from rate increases designed to cover overall cost trends and the impact of the HIP Fee reinstatement for 2020, and to a lesser extent, an increase in administrative fees and other revenue largely resulting from higher penetration of value-added services for our self-funded members. These increases were largely offset by fully-insured membership declines and the absence of pharmacy administrative fee revenue that is now recognized within our IngenioRx segment.
We recognized an operating loss during the three months ended September 30, 2020 compared to an operating gain in 2019. The change was primarily driven by expenses for the BCBSA litigation accrual and our business optimization initiatives recognized during the three months ended September 30, 2020. The change was further attributable to costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care, as well as the shift of pharmacy earnings to our IngenioRx segment. These increases in expenses were partially offset by the impact of lower volume of healthcare claims experienced resulting from member delays of non-emergent and elective health services during the COVID-19 pandemic.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of organic growth driven by the temporary suspension of eligibility recertification efforts during the COVID-19 pandemic, acquisitions and new expansions in our Medicaid business and membership growth in our Medicare business. The increase in premium revenue was further attributable to the HIP Fee reinstatement for 2020.
The decrease in operating gain was primarily driven by costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care and retroactive rate adjustments in our Medicaid business. The decrease was further due to expenses for business optimization initiatives recognized during the three months ended September 30, 2020 and increased spend to support growth. The decrease was partially offset by the impact of lower volume of healthcare claims experienced resulting from member delays of non-emergent and elective health services during the COVID-19 pandemic.
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
Other
Operating revenue increased primarily due to higher administrative fees and other revenue from services performed by our Diversified Business Group, or DBG, which is our integrated health services business. The increase was further due to our acquisition of Beacon in February 2020.
The increase in operating loss was driven by expenses recognized for our business optimization initiatives and an increase in unallocated corporate expenses.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Commercial & Specialty Business
Operating revenue decreased primarily due to fully-insured membership declines. The decrease in operating revenue was further attributable to the absence of pharmacy administrative fee revenue that is now recognized within the IngenioRx segment and the impact of premium credits provided to certain members during the second quarter of 2020 in response to the COVID-19 pandemic. These decreases were partially offset by the impact of the HIP Fee reinstatement for 2020.
The decrease in operating gain was primarily driven by expenses for the BCBSA litigation accrual and business optimization initiatives recognized in the third quarter of 2020 as well as costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care. The decrease was further attributable to the shift of pharmacy earnings to our IngenioRx segment and the impact of premium credits provided in response to the COVID-19 pandemic. These increases were partially offset by the impact of the lower volume of healthcare claims experienced resulting from member delays of non-emergent and elective health services during the COVID-19 pandemic.
Government Business
Operating revenue increased primarily due to higher premium revenue as a result of membership growth in our Medicaid business driven by the temporary suspension of eligibility recertification efforts during the COVID-19 pandemic, acquisitions and new expansions, as well as membership growth in our Medicare business. The increase in premium revenue was further attributable to the HIP Fee reinstatement for 2020.
The increase in operating gain was primarily driven by the lower volume of healthcare claims experienced resulting from member delays to non-emergent and elective health services during the COVID-19 pandemic. The increase was partially offset by costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care and retroactive rate adjustments and higher experience-rated refunds in our Medicaid business. The increase in operating gain was further offset by increased spend to support growth and expenses for business optimization initiatives recognized during the three months ended September 30, 2020.
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
Operating loss remained steady as the growth in value-added services performed by DBG for our other segments were more than offset by the expenses recognized for our business optimization initiatives and the increase in unallocated corporate expenses.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2019 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2019, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2020, our critical accounting policies and estimates have not changed from those described in our 2019 Annual Report on Form 10-K, except for the policies related to investments and receivables, which changed as a result of the adoption of a new accounting pronouncement.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2020, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2019 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2020 and 2019, see Note 10, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2020 and 2019, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2020	2019
Assumed trend factors	$606	$311
Assumed completion factors	94	126
Total	$700	$437
The favorable development recognized in the nine months ended September 30, 2020 and 2019 resulted primarily from trend factors in late 2019 and late 2018, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2019 and 2018 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 85.3% and 85.5% for the nine months ended September 30, 2020 and 2019, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed at a similar speed during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine months ended September 30, 2020, this metric was 8.8%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019. For the nine months ended September 30, 2019, this metric was 6.4%, largely driven by favorable trend factor development at the end of 2018.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2020, this metric was 0.9%, which was calculated using the redundancy of $700. For the nine months ended September 30, 2019, the comparable metric was 0.6%, which was calculated using the redundancy of $437. We believe these metrics demonstrate an appropriate level of reserve conservatism.
Investments
On January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments in ASU 2016-13 replaced the incurred loss model for measuring expected credit losses and require expected losses on available-for-sale fixed maturity securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. There were no other changes to our accounting policy for investments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For additional information, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The COVID-19 pandemic and efforts to prevent its spread have significantly impacted the global economy, causing market instability and declines in the fair value of our holdings of fixed maturity securities in the energy sector and consumer-driven industries such as travel, entertainment and retail. While the markets have stabilized since the onset of the

COVID-19 pandemic, the extent and length of the recovery remain uncertain. Further, the energy sector and consumer-driven industries remain distressed. Given the market uncertainty, there is a risk that our investments that have declined may not recover in future periods.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2020, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
The COVID-19 pandemic and efforts to prevent its spread have significantly impacted the economy, causing market instability and increasing unemployment in the United States. While the full impact of COVID-19 on our business remains uncertain, it could have a material adverse effect on our claim payments, collection of our premiums, product or administrative fee revenues, our investments and our ability to access credit. Additional discussion regarding the impact of COVID-19 can be found elsewhere in this MD&A.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2020, see Note 6, “Derivative Financial Instruments,” Note 11, “Debt,” and Note 13, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30		2020 vs. 2019
	2020	2019	Change
Sources of Cash:
Net cash provided by operating activities	$6,875	$4,734	$2,141
Issuances of commercial paper and short- and long-term debt, net of repayments	570	918	(348)
Proceeds from issuance of common stock under employee stock plans	112	137	(25)
Other sources of cash, net	586	389	197
Total sources of cash	8,143	6,178	1,965
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(4,207)	(2,895)	(1,312)
Purchases of subsidiaries, net of cash acquired	(1,973)	—	(1,973)
Repurchase and retirement of common stock	(1,342)	(1,396)	54
Purchases of property and equipment	(743)	(726)	(17)
Cash dividends	(720)	(616)	(104)
Other uses of cash, net	(112)	(288)	176
Total uses of cash	(9,097)	(5,921)	(3,176)
Effect of foreign exchange rates on cash and cash equivalents	1	(1)	2
Net increase in cash and cash equivalents	$(953)	$256	$(1,209)
The increase in cash provided by operating activities was primarily attributable to higher net income in 2020, when excluding the non-cash impact of accrued expenses related to our business optimization initiatives and the BCBSA litigation accrual recognized in the third quarter of 2020. The increase was further due to a delay of certain payroll tax payments in 2020 as permitted by the CARES Act.
Other significant changes in sources or uses of cash year-over-year included an increase in cash paid for acquisitions, an increase in net purchases of investments and a decrease in net proceeds from the issuances of commercial paper and short- and long-term debt.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $30,324 at September 30, 2020. Since December 31, 2019, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $4,197, primarily due to cash generated from operations. This increase was partially offset by cash paid for acquisitions and common stock repurchases.
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
At September 30, 2020, we held $2,634 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

Debt
Periodically, we access capital markets and issue debt, or Notes, for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 11, “Debt,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion and lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.2% and 39.5% as of September 30, 2020 and December 31, 2019, respectively.
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
Future Sources and Uses of Liquidity
The COVID-19 pandemic and efforts to prevent its spread have significantly impacted the global economy and caused increased volatility in the securities and credit markets. While the full impact of COVID-19 on our business is currently uncertain, it could have a material adverse effect on our financial condition and our liquidity.
In response to the COVID-19 pandemic, we took certain precautionary measures to preserve our liquidity and financial flexibility, including reducing our discretionary spending and temporarily suspending our share repurchase activity. After careful consideration, we lifted the temporary suspension and resumed our share repurchase activities in late June 2020. To increase our cash on hand, we also delayed our quarterly estimated federal income tax payments normally due during the second quarter of 2020 until July 15, 2020, as permitted by Internal Revenue Service Notice 2020-23 issued in April 2020 in response to the COVID-19 pandemic. We also delayed certain payroll tax payments as permitted by the CARES Act, which had a positive impact on our 2020 cash flows. We may take additional actions going forward to maximize our liquidity, including increasing our borrowings from existing or new Federal Home Loan Bank memberships and other available borrowings. We will continue to monitor the market conditions and act in a prudent manner.
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

For additional information regarding our sources and uses of capital at September 30, 2020, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 11, “Debt,” and Note 13, “Capital Stock - Use of Capital - Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2019 Annual Report on Form 10-K other than our entry into a vendor agreement for information technology infrastructure and related management and support services and an increase in our borrowings. For additional information regarding our estimated contractual obligations and commitments, see Note 6, “Derivative Financial Instruments,” Note 11, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2020, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 12, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in our 2019 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The risk factor entitled “The outbreak of the COVID-19 pandemic and measures taken to prevent its spread are adversely affecting our business in a number of ways, and we are unable to predict the full extent of those impacts on our business, cash flows, financial condition and results of operations, but the impact could be material” has been updated to read as follows:
The ongoing COVID-19 pandemic continues to cause illness, deaths, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, labor shortages, supply chain interruptions and overall economic and financial market instability, and it underscores and may heighten certain risks we face in our business, including those discussed in our 2019 Annual Report on Form 10-K.
The COVID-19 pandemic is evolving, and the impact of COVID-19, and the actions taken to contain its spread or address its impact, could have a material adverse effect on our operations and financial results in the future. We continue to closely monitor developments related to the COVID-19 pandemic to assess its ongoing impact on our business. The extent of this impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, duration and spread of the outbreak, its severity, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, and how quickly and to what extent normal economic and operating conditions can resume. Factors that could negatively impact our ability to operate successfully during or following the COVID-19 pandemic, or that could otherwise significantly adversely impact and disrupt our business, cash flows, financial condition and results of operations include, but are not limited to, the following:

•Increased healthcare costs due to higher utilization rates of medical facilities and services, medical expenses and other increases in associated hospital and pharmaceutical costs. We continue to offer our members expanded benefit coverage, such as providing full coverage for COVID-19 testing and treatment, and governmental action has required, and may continue to require, us to provide additional coverage.
•Decreased predictability of Medicare and Medicaid rates due to changes in utilization of medical facilities and services, medical expenses, and other costs as a result of the impact of COVID-19.
•A reduction in enrollment in our health benefits and pharmacy benefit management products and services, or a continued change in membership mix to less profitable lines of business, as a result of reductions in workforce by existing customers and other impacts of an economic downturn.
•Cash flow volatility or shortfalls caused by an increase in delayed, delinquent or non-collectable payments from customers and government payers.
•Reductions in our operating effectiveness as our employees work from home or otherwise are impacted by COVID-19. The majority of our workforce continues to work remotely in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our members or other third parties.
•Disruptions in our normal business operations due to disruptions in public and private infrastructure, including communications, financial services and supply chains.
•Loss of functionality due to the disruption of services provided to us by third-party vendors, including as a result of financial difficulties experienced by such vendors and the impact of vendor employees working from home or otherwise being impacted by COVID-19.
•A decrease in the value of our investments, which may result in losses charged to income.
•Increased cost of capital and limited ability to access the capital markets due to disruption and volatility in global financial markets or a downgrade in our credit rating.
For more information on how these and other risks may further affect our business, please see Part I, Item 1A, “Risk
Factors” in our 2019 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2020 to July 31, 2020	973,132	$264.56	969,800	$2,952
August 1, 2020 to August 31, 2020	609,965	277.75	609,001	2,783
September 1, 2020 to September 30, 2020	1,280,111	260.93	1,275,933	2,450
	2,863,208		2,854,734
1    Total number of shares purchased includes 8,474 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2020, we repurchased 2,854,734 shares at a total cost of $758 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board of Directors’ most recent authorized increase to the program was $5,000 on December 7, 2017. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2		Bylaws of the Company, as amended effective September 30, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020.

4.7		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.9	*(c)	Form of Employment Agreement between the Company and Jeffrey D. Alter, incorporated by reference to Exhibit 10.9(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

Date: October 28, 2020	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 28, 2020	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)