Form 10-K
period 2020-12-31
Anthem, Inc.
filed 2021-02-18
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2020 was approximately $66,230,779,383.
As of February 4, 2021, 244,905,689 shares of the registrant’s common stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2021.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2020

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia, unless the context otherwise requires.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and catastrophes; trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), and the ultimate outcome of legal challenges to the ACA; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; the ultimate outcome of litigation between Cigna Corporation, and us related to the merger agreement between the parties and the potential for such litigation to cause us to incur substantial additional costs, including potential settlement and judgment costs; risks and uncertainties related to our pharmacy benefit management (“PBM”) business, including non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; medical malpractice or professional liability claims or other risks related to healthcare and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; the impact of international laws and regulations; changes in U.S. tax laws; intense competition to attract and retain employees; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 43 million medical members through our affiliated health plans as of December 31, 2020. We deliver a number of leading health benefit solutions through a broad portfolio of integrated health plans and related services, along with a wide range of specialty products as well as flexible spending accounts. In the second quarter of 2019, we began using our pharmacy benefits manager called IngenioRx to market and offer pharmacy benefits management (“PBM”) services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. In addition, we are expanding our business into integrated health services through our Diversified Business Group, which includes certain of our subsidiaries such as AIM Specialty Health, Aspire Health, and Beacon Health Options, Inc. (“Beacon”) and other companies. At the time of its acquisition in 2020, Beacon was the largest independently held behavioral health organization in the country. Our acquisition of Beacon aligns with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For our insurance products, based on the level of risk we assume in the product contract, we categorize principal funding arrangements as fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some self-funded customers choose to purchase stop loss coverage to limit their retained risk. For our fully-insured products, we charge a premium and assume the risk for the cost of covered healthcare services. Under self-funded products, we charge a fee for services and the employer or plan sponsor funds or reimburses us for the healthcare costs. In addition, we charge a premium to underwrite stop loss insurance for employers that maintain self-funded health plans. We also generate revenues from providing PBM services including prescription drug fulfillment.
We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations (“PPOs”); Health Maintenance Organizations (“HMOs”); Point-of-Service (“POS”) plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans (“CDHPs”); and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as PBM services, dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business (“FHPS”) which administers the Federal Employees Health Benefits (“FEHB”) Program.
An ongoing focus on healthcare costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high-quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network physicians and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the healthcare system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians (“PCPs”) to coordinate their care and approve any specialist or other services.
Economic factors, greater consumer and employer sophistication and accountability have resulted in an increased demand for choice in both product/benefit designs and provider network configurations. As a result, we continue to offer our broad access PPO networks with multiple benefit designs, but are also focused on leveraging our provider collaboration initiatives with our accountable care organization (“ACO”) partnerships to develop both narrow and tiered network offerings. This array of network and product configurations allows both the employer and the employee to design and select the combination of benefit designs (e.g., traditional PPOs, high deductibles, health reimbursement accounts, health savings accounts, PCP based products, tiered copays) and networks (e.g., broad, narrow, tiered, closed or exclusive provider, and open) that optimize choice, quality and price at the consumer, employer and market level. We believe we are well-positioned in each of our states to respond to these market preferences.
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEHB. In addition, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, FEHB program, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs. Further, IngenioRx was built to simplify pharmacy care and focus on the whole person, and we expect it will make it easier for our customers to achieve better health outcomes at a lower total cost of care.
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
Being a licensee of the BCBS association of companies, of which there were 36 independent primary licensees including us as of December 31, 2020, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states. See “BCBSA Licenses” herein for additional information on our BCBSA licenses. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded business. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, Optimum Health Care and Simply Healthcare plans, as well as Beacon, HealthLink and UniCare members.
For additional information describing each of our customer types, detailed marketing efforts and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, including service coordination and case management for addressing complex and specialized healthcare needs, innovative product design and our ability to maintain or achieve improvement in our Centers for Medicare and Medicaid Services (“CMS”) Star ratings. CMS Star ratings affect Medicare Advantage plan reimbursements as well as our eligibility to earn quality-based bonus payments for those plans. See “Regulation” herein for additional information on our CMS Star ratings. For additional information on our networks and provider relations, product pricing and healthcare cost management programs, see “Networks and Provider Relations”, “Pricing and Underwriting of Our Products”, “Medical Management Programs”, “Care Management Programs” and “Healthcare Quality Initiatives” herein.
Advances in medical technology, increases in specialty drug costs, increases in hospital expenditures and other provider costs, the aging of the population, other demographic characteristics and the COVID-19 pandemic continue to contribute to rising healthcare costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be a driver of our overall profitability.
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. The continuing growth in our government-sponsored business exposes us to increased regulatory oversight. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), has changed and may continue to make broad-based changes to the U.S. healthcare system. The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. We currently offer Individual ACA-compliant products in 103 of the 143 rating regions in which we operate. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision, continue to contribute to this uncertainty. We will continue to evaluate the impact of the ACA as additional guidance is made available and any further developments or judicial rulings occur. For additional discussion, see “Regulation” herein and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
We continue to enhance interactions with customers, providers, brokers, agents, employees and other stakeholders through digital technology and improving internal operations. Our approach includes not only the sales and distribution of health benefits products through digital technology, but also implementing advanced capabilities that improve services benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of healthcare through increased communications between patients and their physicians.
At Anthem, we strive to improve the health of humanity. We believe in working together to achieve our mission of improving lives and communities, simplifying healthcare and expecting more. As we seek to accomplish these goals through a collaborative focus on execution and delivering for those we serve, our vision is to be the most innovative, valuable and inclusive health partner. We focus on ensuring quality products and services that give members access to the care they need. With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Leadership – Redefine what is possible
•Community – Committed, connected, invested
•Integrity – Do the right thing, with a spirit of excellence
•Agility – Delivery today, transform tomorrow
•Diversity – Open your hearts and minds
In pursuing our vision, we intend to transform healthcare by providing trusted and caring solutions and delivering quality products and services that give customers access to the care they need. At the same time, we will focus on earnings, organic membership growth, improvements in our operating cost structure, strategic acquisitions and the efficient use of capital.

COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global health pandemic. The COVID-19 pandemic continues to evolve, and the virus and mitigation efforts have continued to impact the global economy, cause market instability, increase unemployment in the United States, and put pressure on the healthcare system, and it has impacted and will continue to impact our membership and benefit expense. As the COVID-19 pandemic continues, we remain focused on increasing access and coverage for our members, making changes to our membership benefits and business operations and adapting tools and policies to assist consumers and care providers, including:
•Waiving cost-sharing for COVID-19 diagnostic tests and treatment;
•Providing expanded telehealth coverage for our Medicare and Medicaid plans, where permissible, and waiving cost-sharing for in-network telehealth visits, including telephonic visits and those for mental health;
•Providing expanded telehealth coverage for our members in fully-insured employer plans and Individual plans (we also waived cost-sharing for in-network telehealth and phone visits through September 30, 2020);
•Encouraging the use of home delivery services to enable access to necessary medications and relaxing early prescription refill policies for maintenance and specialty medications for our members in fully-insured employer plans and Individual plans at least through September 30, 2020, and for Medicare and Medicaid plans in accordance with applicable regulations;
•Providing a one-month premium credit to members enrolled in select individual plans and to fully insured employer group customers ranging from 10 to 15 percent of the monthly premium;
•Providing a one-month premium credit of 50 percent of the monthly premium to individuals in stand-alone and group dental plans;
•Leveraging data and advanced analytics to provide innovative solutions in response to the COVID-19 pandemic, and introducing a suite of digital tools that serve various functions, including providing member data and updates related to COVID-19, aggregating real-time COVID-19 data to present trends and predictions for our communities, and providing individuals with resources for mental health and free or reduced-cost programs that provide food, transportation, childcare and more;
•Providing support to care provider partners of our affiliated health plans to help them continue to focus on caring for patients, including funding and financial assistance, working with care providers to accelerate claims processing for outstanding accounts receivables, resolve claims where possible and appropriate, and accelerate payments to support state-specific Medicaid programs;
•Simplifying access to care by temporarily suspending select prior authorization requirements for certain services and equipment critical to COVID-19 treatment;
•Offering in-network dental providers a $10 personal protective equipment credit per patient, per visit, through December 31, 2020;
•Transitioning the majority of our employees to a remote work environment, expanding our employee benefits to provide additional support, imposing travel limitations and implementing workplace modifications consistent with the Centers for Disease Control and Prevention guidelines and social distancing protocols;
•Committing to lifting up our local communities through a variety of partnership and relief efforts, contributing $50 million to the Anthem Foundation to support its COVID-19 response and recovery efforts to help areas of greatest need, including care provider safety, food insecurity, and mental and behavioral health resources; and
•Sponsoring and participating in collaborative efforts to promote innovative solutions related to COVID-19 and healthcare needs caused by the pandemic.
For additional discussion see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–COVID-19” included in this Annual Report on Form 10-K. For information regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors,” included in this Annual Report on Form 10-K.

Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing, pricing, government-sponsored programs bid activity, business consolidations, new strategic alliances, new competitors in the market, a proliferation of new products, technological advancements, the impact of legislative reform, increased quality awareness and price sensitivity among customers and changing market practice such as increased usage of telehealth.
We believe that participants in the managed care industry compete for customers based on quality of service, price, access to provider networks, access to care management and wellness programs (including health information), innovation, effective use of technology such as electronic data transfer, breadth and flexibility of products and benefits, expertise and reputation (including National Committee on Quality Assurance (“NCQA”) accreditation status as well as CMS Star ratings), brand recognition and financial stability. Our ability to attract and retain customers is substantially tied to our ability to distinguish ourselves from our competitors in these areas.
We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Typically, we are the largest participant in each of our BCBS branded markets and, thus, are a closely-watched target by other insurance competitors.
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
Our provider networks give us a highly competitive unit cost position and provide distinctive service levels which allow us to offer a broad range of affordable health benefit products to our customers. To build our provider networks, we compete with other health benefits plans for the best contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider customer volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan.
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
In addition, the PBM industry is highly competitive, and IngenioRx is subject to competition from national, regional and local PBMs, insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, other mail order pharmacies, web pharmacies and specialty pharmacies. Strong competition within the PBM industry has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings.
Reportable Segments
We manage our operations through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations.
Our Commercial & Specialty Business and Government Business segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products.

Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, stop loss insurance, provider network access, medical cost management, disease management, wellness programs, underwriting, actuarial services and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services (“NGS”) and services provided to the federal government in connection with our FHPS business. Medicaid makes federal matching funds available to all states for the delivery of healthcare benefits to eligible individuals, principally those with incomes below specified levels who meet other state-specified requirements. Medicaid is structured to allow each state to establish its own eligibility standards, benefits package, payment rates and program administration under broad federal guidelines. Our Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage, some disabled members under age 65, or members of all ages with end stage renal disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Medicare Supplement policy rates are filed with, and in some cases approved by, state insurance departments. Most of the premium for Medicare Advantage is based on bids submitted to CMS and paid directly by the federal government on behalf of the participant who may also be charged a small premium. Additionally, through our alliance partnership engagements with larger provider groups and BCBS plans, we offer a variety of Medicaid and Medicare services that include joint ventures, administrative service offerings, and full-risk arrangements. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our IngenioRx segment includes our PBM business, which began its operations during the second quarter of 2019. IngenioRx markets and offers PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. In 2019, IngenioRx was included in our Other reportable segment.
Our Other segment includes our Diversified Business Group (“DBG”), which is our integrated health services business, and certain eliminations and corporate expenses not allocated to our other reportable segments.
For additional information, see Note 20, “Segment Information”, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We experience seasonality in our Commercial & Specialty Business and Government Business segments. While our premium revenues are not seasonal, our benefit costs typically increase during the year as our fully-insured members pay their annual deductibles and reach their out-of-pocket maximum limits. However, this seasonality may change in the future as the COVID-19 pandemic continues and COVID-19 vaccines become widely available. Our expenses associated with COVID-19, including testing and treatment and the actions taken to support our members in response to the pandemic, accelerated in the fourth quarter of 2020 and exceeded the benefit we experienced during the quarter from the lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 health services.
Through our participation in various federal government programs, we generated approximately 20.3%, 20.7% and 19.8% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2020, 2019 and 2018, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
 Product and Service Descriptions
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
Public Exchange and Off-Exchange Products: Individual and Small Group products cover essential health benefits as defined in the ACA along with many other requirements and cost-sharing features. Individual and Small Group products offered on and off the public exchanges meet the definition of the “metal” product requirements (bronze, silver, gold and platinum) and each metal product must satisfy a specific actuarial value with respect to essential benefits. Health insurers participating on the public exchanges must offer at least one silver and one gold product.
Administrative Services:    In addition to fully-insured products, we provide administrative services to Large Group, Small Group and National Account employers that maintain self-funded health plans. These administrative services include claims processing, medical cost management, disease management, wellness programs, underwriting, actuarial services and other administrative services for self-funded employers. Self-funded health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also underwrite stop loss insurance for self-funded plans.
 BlueCard®:    BlueCard® is a national program that links participating healthcare providers and independent BCBS plans. BlueCard® host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan serviced by a non-Anthem controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, including claims pricing and administration for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
 Medicare Plans:    We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; Medicare Part D Prescription Drug Plans (“Medicare Part D”); and dual-eligible programs through Medicare-Medicaid Plans (“MMPs”). Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are related to National Accounts, retired members of Local Group accounts, or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare, which was established as a result of the passage of the ACA.
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
 Medicaid Plans and Other State-Sponsored Programs:    We have state contracts to serve members enrolled in publicly funded healthcare programs, including Medicaid; ACA-related Medicaid expansion programs; Temporary Assistance for Needy Families (“TANF”); programs for seniors and people with disabilities (“SPD”); Children’s Health Insurance Programs (“CHIP”); and specialty programs such as those focused on long-term services and support (“LTSS”), HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities (“ID/DD programs”). The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. TANF is a state and federally funded program designed for a population consisting primarily of low-income children and their guardians. SPD is a federal income supplement program designed for Supplemental Security Income recipients; however, states can broaden eligibility criteria. This population generally consists of low-income seniors and people with disabilities. CHIP is a state and federally funded program that provides healthcare coverage to children not otherwise covered by Medicaid or other insurance programs. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and covers the delivery of long-term services and support for our members who receive home and community- or institution-based services for long-term care. Our HIV/AIDS program is a state and federally sponsored program that provides services to those living with HIV/AIDS. Our foster care program is a state and federally sponsored program serving children with complex needs within the foster care system. Our behavioral health program is a state and federally sponsored program providing services to those with mental health and/or substance abuse disorders. ID/DD is a state and federally sponsored program serving those living with limitations in intellectual functioning and adaptive behavior learning disabilities. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. We provide Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.
 Pharmacy Products:    In the second quarter of 2019, we began using IngenioRx to market and offer PBM services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes features such as formulary management, pharmacy networks, a prescription drug database, member services, and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation (“CVS Health”), pursuant to a five-year agreement (the “CVS PBM Agreement”). With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts Inc. (“Express Scripts”). Express Scripts managed the network of pharmacy providers, operated mail order pharmacies and processed prescription drug claims on our behalf, while we sold and supported the product for our members, made formulary decisions, sold drug benefit design strategy and provided front line member support. We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition by January 1, 2020.
 Behavioral Health: We offer managed care and member services for behavioral health and/or substance use disorders under contracts with state publicly funded healthcare programs, including Medicare and Medicaid, and through private health plans and ACOs. In addition, we provide management and member benefit services for employee assistance plans to private employers and the federal government’s Military OneSource support services. Through our subsidiary, Beacon, we also provide direct behavioral health counseling services through licensed clinicians in convenient and accessible locations, principally within a retail store environment.
Life Insurance:    We offer an array of competitive individual and group life insurance benefit products to both Large Group and Small Group customers in conjunction with our health plans. The life insurance products include term life and accidental death and dismemberment.
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
 Personal Healthcare Guidance:    We offer evidence-based and analytics-driven personal healthcare guidance. These services help improve the quality, coordination and safety of healthcare, enhance communications between patients and their physicians, and reduce medical costs.
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
 Our reimbursement strategies vary across markets and depend on the degree of consolidation and integration of physician groups and hospitals. Under a fee-for-service reimbursement methodology for physicians, fee schedules are developed at the state level based on an assessment of several factors and conditions, including the CMS resource-based relative value system (“RBRVS”), medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed, maintained, and updated by CMS and is used by the Medicare program and other major payers. In addition, we have implemented and continue to expand physician incentive contracting, or “pay-for-performance,” which ties physician payment levels to performance on clinical measures.
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
Precertification:    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the services being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for selected medical services including surgeries, major diagnostic procedures, devices, drugs and other services to help members maximize benefits and avoid unnecessary charges or penalties. Through our American Imaging Management, Inc. subsidiary, doing business as AIM Specialty Health (“AIM”) we promote appropriate, safe and affordable member care in the areas of imaging, sleep disorders, cardiac testing, oncology drugs and musculoskeletal procedures. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage our provider communities and members in more effective and efficient use of outpatient services.
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
Anthem Whole Health Connection: Anthem Whole Health Connection is a differentiated approach to whole person health that connects medical, pharmacy, dental, vision, disability, behavioral health and supplemental health clinical and claims data to proactively identify health issues earlier and engage our members with their health providers in new ways to support health, lower costs and deliver a better healthcare experience. Anthem Whole Health Connection is included when Anthem health benefits are combined with one or more of the Anthem pharmacy, dental, vision, life, disability, behavioral health or supplemental health coverage plans.
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
Several quality healthcare measures, including the Healthcare Effectiveness Data and Information Set (“HEDIS®”), have been incorporated into NCQA’s accreditation processes. HEDIS® measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. In 2020, NCQA announced that it was eliminating its then-existing status levels for health plans and moving to CMS Star ratings in order to make accreditation ratings more transparent. Accredited plans earn ratings after they submit HEDIS/CAHPS reporting and can advertise the rating alongside their accreditation seal. Due to the COVID-19 pandemic, NCQA did not release 2020-2021 Health Plan Ratings or Star ratings for any product line. CMS reported Star ratings for Medicare; however, HEDIS/CAHPS utilized the scores from the 2018 measurement year.
Even though the utilization of clinical data for scoring is uncertain, we continued to support our members by promoting health and wellness in a variety of ways. In an effort to promote the importance of preventive screenings and chronic condition management, we conducted check-in calls to high-risk Medicaid and Medicare members at the onset of the COVID-19 pandemic to address access to medication, adequate food supply and social isolation. Outreach was also conducted to remind our members of overdue screenings and appointment scheduling assistance was provided, when requested by the member. Additionally, to address our members’ concerns over potential exposure to COVID-19, we deployed home lab kits to members enabling them to complete colon cancer screenings and manage their diabetes in the safety of their own homes.
Our wholly-owned health outcomes research subsidiary, HealthCore, Inc. (“HealthCore”) generates consistent and actionable evidence to support decision making while helping to guide fresh initiatives for a range of stakeholders in the healthcare industry. By leveraging a rich array of medical and pharmacy utilization data queried from administrative claims, patient surveys, medical charts and laboratory diagnostics, among other health records, HealthCore’s multi-disciplinary research teams develop a broad spectrum of safety, clinical research trials, effectiveness, pharmacoepidemiology, and health economics evidence. HealthCore’s real world evidence and comparative effectiveness research, among other data, have played roles in the product planning and development campaigns of biotechnology and pharmaceutical companies and today it lists most of the leading biologics and drug manufacturers as clients or alliance partners.
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
In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. For our fully-insured business, any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience or charged against future favorable experience. In addition, our ACA and government fully-insured contracts may include minimum medical loss ratio, risk adjustment, or risk corridor arrangements, which also stabilize premiums based upon claims experience.
Our pharmacy pricing through IngenioRx is presented to market via discounts off the average wholesale price for drugs dispensed through the retail, mail and specialty channels as well as through rebate projections. We utilize group-specific script data, formulary, network and clinical care program selection combined with administrative expense, risk and profit guidance to set market competitive pricing discounts and rebate projections. Pharmacy pricing guidelines guide the underwriting process and undergo an annual external review process to ensure market competitiveness.
BCBSA Licenses
We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. Although we have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products, in accordance with the subscriber settlement agreement and release (“Subscriber Settlement Agreement”) that was agreed to in 2020 by the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”), some large national employers with self-funded benefits plans have a right to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. We are required to pay an annual license fee to the BCBSA based on enrollment and also to comply with various requirements and restrictions regarding our operations and our use of the BCBS names and marks. These requirements and restrictions include, among other things: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the BCBS system in contracts with third parties and in public statements; plan governance requirements; cybersecurity requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to healthcare plans and related services within its service areas must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that at least two-thirds of a licensee’s annual combined national net revenue, as defined by the BCBSA, attributable to healthcare plans and related services must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; governance requirements such as a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. In addition, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency or the appointment of a trustee or receiver or the commencement of any action against us seeking our dissolution could cause a termination of our BCBSA license agreements.
We believe that we and our licensed affiliates are currently in compliance with these standards. The standards under the license agreements may be modified in certain instances by the BCBSA. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional details on the impact if we were not to comply with these license agreements and Note 14, “Commitments and Contingencies - Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation” of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Subscriber Settlement Agreement.
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
Supervisory agencies, including federal and state regulators and departments of health, insurance and corporation, have broad authority to:
•grant, suspend and revoke licenses to transact business;
•regulate our products and services in great detail;
•regulate, limit, or suspend our ability to market products, including participation in Medicare and the ACA public exchanges;
•determine through a procurement process our ability to participate in certain programs, including state Medicaid programs;
•retroactively adjust premium rates;
•monitor our solvency and reserve adequacy;
•scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria; and
•impose monetary and criminal sanctions for non-compliance with regulatory requirements.
To carry out these tasks, these government entities periodically examine our operations and accounts.
The health benefits business also may be adversely impacted by court and regulatory decisions that expand or invalidate the interpretations of existing statutes and regulations. It is uncertain whether we could recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

COVID-19
Federal and state legislation has been enacted, and is likely to continue to be enacted, in response to the COVID-19 pandemic that has had, and we expect will continue to have, a significant impact on all of our lines of business, including mandates to waive cost-sharing on COVID-19 vaccination, testing, treatment and related services. The federal government enacted the Coronavirus Preparedness and Response Supplemental Appropriations Act, the Families First Coronavirus Response Act and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020, the Paycheck Protection Program and Health Care Enhancement Act in April 2020, and the Consolidated Appropriations Act of 2021 in December 2020 (the “Appropriations Act”). These acts provide, among other things, prohibitions on prior authorization and cost-sharing for certain items and services related to COVID-19 tests, reforms including waiving Medicare originating site restrictions for qualified providers providing telehealth services, financial support to healthcare providers, including expansion of the Medicare accelerated payment program to all providers receiving Medicare payments, and funding to replenish and administer small business loan programs to help small businesses keep their workers employed and healthcare benefits covered in the group market.
Regulatory changes have also been enacted, and are likely to continue to be enacted, at the state and federal level in response to the COVID-19 pandemic. Those changes, which could have a significant impact on health benefits, consumer eligibility for public programs, and our cash flows, include mandated expansion of premium payment terms including the time period for which claims can be denied for lack of payment, mandates related to prior authorizations and payment levels to providers, additional consumer enrollment windows, and an increased ability to provide services through telehealth. We are providing extensions to premium payment terms in certain situations and working closely with state regulators that are mandating or requesting such relief.
The Appropriations Act
The Appropriations Act contains a number of provisions that may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation and reporting on pharmacy benefits and drug costs. The various health plan-related requirements of the Appropriations Act will go into effect on January 1, 2022, and our first report on pharmacy benefits and drug costs due on December 27, 2021.
State Regulation of Insurance Companies and HMOs
Our insurance and HMO subsidiaries must obtain a certificate of authority and maintain that license in the jurisdictions in which they conduct business. The National Association of Insurance Commissioners (“NAIC”) has adopted model regulations that, where adopted by states, require expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. Health insurers and HMOs are subject to state examination and periodic license renewal.
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

The states of domicile of our regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2020, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Risk-Based Capital,” included in Part II, Item 7 of this Annual Report on Form 10-K.
Ongoing Requirements and Changes Stemming from the ACA
The ACA significantly changed the United States healthcare system. While we anticipate continued efforts to invalidate, modify, repeal or replace the ACA, either through Congress or court challenges, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum medical loss ratios (“MLRs”) and the geographies in which our products are available.
The ACA prohibits lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum MLR provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. In addition, the ACA also required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of public exchanges for Individuals and Small Groups, the availability of premium subsidies for qualified individuals, and expansions in eligibility for Medicaid. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA in its entirety, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision, continue to contribute to this uncertainty.
In a separate development, in April 2020, the U.S. Supreme Court ruled that the federal government is required to pay health insurance companies for amounts owed, as calculated under the risk corridor program of the ACA. In June 2020, the U.S. Court of Federal Claims entered a final judgment stipulating that we are entitled to reimbursement for risk corridor amounts from 2014, 2015 and 2016. At the end of December 2020, the U.S. Department of Health and Human Services (“HHS”) issued guidance on how to treat the risk corridor recoveries, which requires us to revise previously filed minimum MLR reports and issue incremental MLR rebate payments. We recognized the net premium impact of the risk corridor recoveries in the fourth quarter of 2020. We will continue to review and evaluate the impact of the ACA as any further developments or judicial rulings occur.
In general, the Individual market risk pool that includes public exchange markets has become less healthy since its inception in 2014 and continues to exhibit risk volatility. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and participation footprint and continue to evaluate the performance of our public exchange plans. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
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

Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly. Some of the more significant ACA rules are described below:
•The minimum MLR thresholds by line of business for the Commercial market, as defined by HHS, are as follows:

Line of Business	%
Large Group	85
Small Group	80
Individual	80
New York state regulations require us to meet a more restrictive MLR threshold of 82% for both Small Group and Individual lines of business. The minimum MLR thresholds disclosed above are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of “benefit expense ratio” based on premium revenue and benefit expense as reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Furthermore, the definitions of the lines of business differ under the various federal and state regulations and may not correspond to our lines of business. Definitions under the MLR regulation also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry.
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D prescription drug plans (“Medicare Part D plans”). Medicare Advantage or Medicare Part D plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years, enrollment will be restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan’s MLR is below 85% for five consecutive years.
In addition, state Medicaid programs are required to set managed care capitation rates such that a minimum 85% MLR is projected to be achieved; however, states are not required to collect remittances if the minimum MLR is not achieved.
Approximately 54.8% and 20.2% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2020. Approximately 58.9% and 20.8% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2019.
•The ACA created an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star ratings system, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star ratings system can be modified by CMS annually. As of December 31, 2020, all of our Medicare Advantage plans have received a rating of 3.0 or higher.
•Regulations require premium rate increases to be reviewed for Small Group and Individual products above specified thresholds, and may be adjusted from time to time. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program or in federal enforcement states, in which cases HHS will conduct the reviews for any rate increase.
•The ACA precludes health insurers from using health status and gender in the determination of the insurance premium.
•The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks, which has been permanently eliminated effective January 1, 2021. The HIP Fee was allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee was non-deductible for federal income tax purposes. Our affected products were priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee when it was in effect. The total amount due from allocations to health insurers was $15.5 billion for 2020 and was suspended for 2019.
•Medicare Advantage reimbursement rates will not increase as much as they would otherwise due to the payment formula promulgated by the ACA that continues to impact reimbursements. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS is also proposing changes to its program that audits data submitted under the risk adjustment programs in a way that would increase financial recoveries from plans.
Drug Benefit and Pharmacy Benefit Manager Regulation
Pharmacy benefit managers are regulated at both the federal and state levels and must comply with federal and state statutes and regulations governing labeling, packaging, advertising and adulteration of prescription drugs, dispensing of controlled substances, and licensing. In recent years the federal government has banned certain business practices, including “gag clauses,” which prohibited pharmacists from informing patients when a lower cost drug was available as a substitute, and “clawbacks,” which occurred when pharmacy benefit managers sought to recoup the difference between the reimbursed cost of the drug and the patient’s copay and the drug itself was less expensive than the copay paid by the patient. Regulation in the states varies dramatically and ranges from licensure of PBMs as third-party administrators, licensure specifically as a pharmacy benefit manager, and licensure accompanied by additional disclosures and limitations of business practices to varying degrees. The NAIC is working on a PBM model law that, if adopted widely, could result in a more standardized approach to PBM regulation in the states in the future. However, in December 2020, the U.S. Supreme Court let stand an Arkansas law regulating PBMs, which could be a precursor to greater state regulation of PBMs in the future.
A number of proposals are being considered at the federal and state levels that would increase regulation of drug benefits and pharmacy benefit managers. Such proposals under consideration include (1) regulation of rebates from drug manufacturers that would require rebate dollars to be applied at the point-of-sale, (2) federal policy changes to set the prices for a subset of drugs covered under the Medicare program, (3) reforms to the Medicare drug benefit, such as beneficiary cost-sharing changes that aim to lower consumer costs, (4) attempts at both the federal and state levels to ban the use of spread pricing contracts in both the Commercial and Medicaid markets, and (5) electronic prior authorizations of drugs. These reforms have the potential to have broad impacts on our PBM business and could materially adversely affect our business if they are enacted.
Privacy, Confidentiality and Data Standards Regulation
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the administrative simplification provisions of HIPAA impose a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses) and their business associates relating to the use, disclosure and safeguarding of protected health information. These requirements include uniform standards of common electronic healthcare transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers.
Also, the Health Information Technology for Economic and Clinical Health (“HITECH”) Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations have imposed additional requirements on the use and disclosure of protected health information such as additional breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
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
The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and, among other things, directed HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry.

In addition, public exchanges are required to adhere to privacy and security standards with respect to personally identifiable information and to impose privacy and security standards that are at least as protective as those the public exchange has implemented for itself on insurers offering plans through the public exchanges and their designated downstream entities, including pharmacy benefit managers and other business associates. These standards may differ from, and be more stringent than, HIPAA.
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
Federal regulations have been finalized in the following areas that will materially impact our operations:
•Federal regulations on data interoperability that will require claims data to be made available to third parties unaffiliated with Anthem; and
•Federal regulations requiring hospitals and health insurers to publish negotiated prices for services.
Federal regulations have also been proposed that will expand the final regulation on data interoperability to require health insurers to build new application programming interfaces to afford patients access to their health information and require electronic prior authorizations for commercial Qualified Health Plans in the federal exchange as well as Medicaid and CHIP fee-for-service and managed care organizations. These regulations are expected to materially impact our operations if finalized.
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service (“IRS”) and the Department of Labor. ERISA regulates certain aspects of the relationships between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws, and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
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
Human Capital
At Anthem, it starts with our culture, and our associates are critical to fulfilling our purpose of improving the health of humanity. As of December 31, 2020, we had approximately 83,400 associates. We are working to build a high performance culture that enhances our ability to deliver on our commitments and guides us to address the challenges of today. We believe that our culture allows us to attract and retain talented and experienced individuals to support the communities we serve. Our associates actively participate through online feedback tools and we leverage these associate feedback tools and engagement surveys to monitor and take action on responses.
Inclusion & Diversity
The diversity of our associates is central to achieving key strategies and improving performance. We believe a diverse and inclusive workforce enables a deeper connection with members and drives greater business results. We honor the diversity of our associates—in gender, race/ethnicity, age, gender identity, sexual orientation, socio-economic status, language, nationality, abilities and life experiences. As of December 31, 2020, our U.S. associate population was approximately 76% female and 48% ethnically diverse.
Talent Development
Growing and developing our talent internally is key to our succession plans and our ability to lead at our best every day. To inspire a high-performance culture and promote talent excellence, we offer individual, career and leadership development opportunities, encouraging associates to continually learn and grow. We offer various instructor-led and virtual instructor-led programs and maintain a vast curriculum of relevant, on-demand learning and development resources.
Health & Wellbeing
We have the privilege of touching the lives of millions of people each day, and for us, this starts with the health of our own associates. To improve the health and wellbeing of our associates, we offer a comprehensive compensation package, including competitive salaries, a 401(k) plan and medical, dental, vision and disability coverage. In addition, we offer our associates wellness and behavioral programs and tools to help them get and stay healthy and more easily manage their work and personal lives.
COVID-19 Response
We moved swiftly in our response to the COVID-19 pandemic to promote the safety of our associates and best serve our members and communities. In March of 2020, we implemented business continuity plans, transitioning the majority of our associates to remote work environments, while maintaining service operations. We have provided our associates with additional benefits, support and resources to help them manage the complexities of working from home and handling caregiver and family needs. In addition to their current benefits, we are providing up to 80 hours of COVID-related additional paid time off for associates to use when they are unable to work due to quarantine or illness or to provide care to a family member, and we provided a one-month premium holiday and added an extra paid day off as a “Wellness Holiday” on December 31, 2020. In addition to our associate assistance program, we provide materials and behavioral health resources to our associates that address important emotional health issues.

Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers at www.sec.gov. Our website is www.antheminc.com. We have included our website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, by mail or through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our website our Corporate Governance Guidelines, our Code of Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”). Anthem, Inc. is an Indiana corporation incorporated on July 17, 2001.

ITEM 1A. RISK FACTORS.
In evaluating our business, the risks described below, as well as the other information contained in this Annual Report on Form 10-K, should be carefully considered. Any one or more of such risks could materially and adversely affect our business, financial condition, results of operations and stock price and could cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us.
BUSINESS RISKS
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
The COVID-19 pandemic is evolving, and the impact of COVID-19, and the actions taken to contain its spread or address its impact, could have a material adverse effect on our operations and financial results in the future. We continue to closely monitor developments related to the COVID-19 pandemic to assess its ongoing impact on our business. The extent of this impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, duration and spread of the outbreak, its severity, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, and how quickly and to what extent normal economic and operating conditions can resume. Factors that could negatively impact our ability to operate successfully during or following the COVID-19 pandemic, or that could otherwise significantly adversely impact and disrupt our business, cash flows, financial condition and results of operations include, but are not limited to, the following:
•Continued increases in healthcare costs due to higher utilization rates of medical facilities and services, medical expenses and other increases in associated hospital and pharmaceutical costs. We continue to offer our members expanded benefit coverage, such as providing full coverage for COVID-19 testing and treatment and governmental action has required, and may continue to require, us to provide additional coverage.
•Decreased predictability of Medicare and Medicaid rates due to changes in utilization of medical facilities and services, medical expenses, and other costs as a result of the impact of COVID-19. We experienced rate adjustments from certain state Medicaid regulators in 2020 in response to decreased utilization of medical facilities and services, and we may experience further adjustments in the future with regard to current and prior year rates.
•Increased estimation uncertainty on our claims liability due to the impact of COVID-19 on healthcare utilization and medical claims submission.
•A reduction in enrollment in our health benefits and PBM products and services, or a continued change in membership mix to less profitable lines of business, as a result of reductions in workforce by existing customers and other impacts of an economic downturn.
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
Our profitability depends in large part on accurately predicting and pricing healthcare costs and on our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Numerous factors affecting the cost of healthcare may adversely affect our ability to predict and manage healthcare costs, as well as our business, cash flows, financial condition and results of operations. These factors include, among others, changes in healthcare practices, demographic characteristics including the aging population, medical cost inflation, the introduction of new technologies, drugs and treatments, increased cost of individual services, increases in the cost and number of prescription drugs, clusters of high cost cases, increased use of services, including due to natural catastrophes or other large-scale medical emergencies, epidemics or pandemics such as COVID-19, new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) and changes to other regulations impacting our business, such as the health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury (the “Health Plan Transparency Rule”) and the Appropriations Act.
Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of premium revenues can result in significant changes in our results of operations. Generally, our premiums on Commercial policies and Medicaid contracts are fixed for a 12-month period and are determined several months prior to the commencement of the premium period. Our revenue on Medicare policies is based on bids submitted to CMS six months prior to the start of the contract year. Accordingly, the costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. Existing Medicaid contract rates are often established by the applicable state, and our actual costs may exceed those rates. Although we base our Commercial premiums, our Medicare and Medicaid bids, and our acceptance of state-established Medicaid rates on our estimates of future medical costs over the fixed contract period, many factors, including those discussed above, may cause actual costs to exceed those estimated and reflected in premiums and bids.
Although federal and state premium and risk adjustment mechanisms could help offset healthcare benefit costs in excess of our projections if our assumptions utilized in setting our premium rates are significantly different than actual results, our results of operations and financial condition could still be adversely affected. The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
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
A significant reduction in the enrollment in our health benefits programs or PBM products or services, particularly in states where we have large regional concentrations, could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits programs or PBM products or services could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; a general economic upturn that results in fewer individuals being eligible for Medicaid programs; a general economic downturn that results in business failures and high unemployment rates, as has been experienced as a result of the COVID-19 pandemic; employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
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
As part of our normal operations, we collect, process and retain certain sensitive and confidential information. We are subject to a variety of continuously evolving federal, state and international laws and rules regarding the use and disclosure of certain sensitive or confidential information, including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act and numerous state laws governing personal information. Our facilities and systems, and those of our third-party service providers, are regularly the target of, and may be vulnerable to, cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other threats.
We have been, and may in the future be subject to litigation and governmental investigations related to cyber attacks and security breaches, which could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities.
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
Noncompliance with any privacy or security laws and regulations, or any security breach, cyber attack or cybersecurity breach, and any incident involving the misappropriation, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed healthcare services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, ACA-related Medicaid expansion programs and various specialty programs. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members through our affiliated companies, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in programs in several states for the care of dual-eligible members. Regulatory reform initiatives or changes in existing laws or regulations applicable to these programs, or their interpretations, are difficult to predict and could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments, and base premium rates paid by each state or federal agency differ depending upon a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future rates may be affected by continued government efforts to contain costs as well as federal and state budgetary constraints, and certain state contracts are subject to cancellation in the event of the unavailability of state funds. Additionally, ongoing CMS system changes related to the data it uses to calculate risk scores in the Medicare Advantage program may impact our federal funding. If the federal government or any state in which we operate were to decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends, cancel our contracts retroactively or seek an adjustment to previously negotiated rates, it could have a material adverse effect on our business, cash flows, financial condition and results of operations. In addition, various states’ MMPs are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. An unexpected reduction in payments, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.
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
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, risk adjustment, provider network maintenance, quality measures, claims payment, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. We have been subject in the past, and may again be in the future, to administrative actions, fines, penalties, liquidated damages or retrospective adjustments in payments made to our health plans as a result of a failure to comply with those requirements, which has impacted and in the future could impact our profitability. Due to decreased utilization of medical facilities and services as a result of the COVID-19 pandemic, we experienced retroactive rate adjustments by certain state Medicaid agencies, and rate adjustments may continue in the future. As members have accessed care during the COVID-19 pandemic, we have experienced increased difficulty obtaining provider information required by CMS and state governmental agencies and, as a result, may have difficulty meeting these quality measures. In addition, we could be required to file a corrective plan of action with additional penalties for noncompliance, which could have a negative impact on future membership enrollment levels. Further, our existing CMS or state Medicaid contracts have not always been renewed, we have not always been awarded new contracts as a result of the competitive procurement process, and in some cases we have lost members under existing contracts as a result of a post-award challenge, each of which could take place again in the future and have a material adverse effect on our business, cash flows, financial condition and results of operations.
Further, the Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment and plans with a Star rating of 4.0 or higher are eligible for quality-based bonus payments and can market to and enroll members year-round. If we do not maintain or continue to improve our Star ratings, fail to meet or exceed our competitors’ Star ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments or may incur penalties.

In addition, our failure to comply with federal and state healthcare laws and regulations applicable to our participation in Medicaid and Medicare programs, including those directed at preventing fraud, abuse and discrimination in government-funded programs, could result in investigations, litigation, fines, restrictions on, or exclusions from, program participation, or the imposition of corporate integrity agreements or other agreements with a federal or state governmental agency, any of which could adversely impact our business, cash flows, financial condition and results of operations.
We are periodically subject to government audits, including CMS Risk Adjustment Data Validation (“RADV”) audits of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) as well as state Medicaid RAC programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
Our Medicare and Medicaid contracts are also subject to various MLR rules, including minimum MLR thresholds, rebate requirements and audits, which could adversely affect our membership and revenues if any of our state Medicare or Medicaid plans do not meet an applicable minimum MLR threshold. If a Medicare Advantage, MMP or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.
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
If we fail to develop and maintain satisfactory relationships with hospitals, physicians, PBM service providers and other healthcare providers, our business, cash flows, financial condition and results of operations may be adversely affected.
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and supply chain partners and other healthcare providers. Physicians, hospitals and other healthcare providers may elect not to contract with us, and the failure to secure or maintain cost-effective healthcare provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among healthcare providers, ACO practice management companies, and other organizational structures that physicians, hospitals and other care providers choose, as well as the ability of larger employers to contract directly with providers, may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, which could adversely affect our business, cash flows, financial condition and results of operations. In addition, price transparency initiatives, such as the Health Plan Transparency Rule, may impact our ability to obtain or maintain favorable contract terms. For example, beginning in 2021, hospitals will be required to publish online payer-specific negotiated charges for each item or services the hospital provides.
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

We are dependent on the success of our relationships with third parties for various services and functions.
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements. For example, a single vendor provides us with a wide range of technology infrastructure services, including end user (help desk and field support), data center, mainframe, storage and database services, cloud infrastructure and multi-cloud management services, and we are subject to the risks of any operational failure, termination or other restraints in this arrangement. We could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.
Our PBM services business in particular would be adversely affected if we are unable to contract on favorable terms with third-party vendors, including pharmaceutical manufacturers. We delegate certain PBM administrative functions, such as claims processing and prescription fulfillment, to CVS Health pursuant to the CVS PBM Agreement. If CVS Health fails to provide PBM services as contractually required, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. For additional information on the CVS PBM Agreement, see “Business — Product and Service Descriptions,” in Part I, Item 1 of this Annual Report on Form 10-K.
The failure to effectively maintain and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses, including those that we have acquired as a result of our merger and acquisition activities. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, changing customer preferences, evolving industry and regulatory standards and legal requirements, including as a result of the ACA, the Health Plan Transparency Rule, the Appropriations Act and proposed federal data interoperability regulations. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to adequately implement and maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive and cost disadvantages to us compared to our competitors, and a diversion of management’s time and could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain our information systems and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership.
Large-scale medical emergencies may have a material adverse effect on our business, cash flows, financial condition and results of operations.
Natural disasters, war, terrorism, political events, global climate change and other similar occurrences could create large-scale medical emergencies or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations. Large-scale medical emergencies can take many forms and can cause widespread illness and death and have other far-reaching impact. For example, the ongoing COVID-19 global pandemic has caused illness, deaths, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, labor shortages, supply chain interruptions and overall economic and financial market instability. In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons, and natural disasters such as hurricanes and the potential for a widespread pandemic of influenza or other illness coupled with the lack of availability of appropriate preventative medicines could have a significant impact on the health of the population of widespread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters in our concentrated coverage areas or an epidemic or pandemic such as the ongoing COVID-19 pandemic, our covered medical expenses could rise, our operations could be interrupted and we could experience a material adverse effect on our business, cash flows, financial condition and results of operations or, in the event of extreme circumstances, our viability could be threatened. Furthermore, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, and may have a long-term effect on general economic conditions and the healthcare or pharmacy industry in particular, which could adversely affect our business and financial results. For additional information, see the risk factor above describing the impact of the COVID-19 pandemic on our business, cash flows, financial condition and results of operations.
LEGAL, REGULATORY AND PUBLIC POLICY RISKS
We are subject to significant government regulation, and changes or proposed changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations and the market price of our securities.
We are subject to significant state and federal regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters, as described in greater detail in Part I, Item 1 “Business—Regulation” in this Annual Report on Form 10-K. Further, the integration into our business of entities that we acquire, or the expansion of our business into new areas, may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules that did not previously apply to us.
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
We are required to obtain and maintain insurance and other regulatory approvals to market certain of our products, to increase prices for certain regulated products and to consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities, could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. For example, requirements in the Health Plan Transparency Rule and the Appropriations Act including the price comparison tool and other requirements have the potential to increase healthcare costs and our operating costs in order to comply, and also may impact provider negotiations and market pricing. In addition, changes in government regulations or policies that apply to government-sponsored programs such as Medicare and Medicaid including, among other things, reimbursement levels, eligibility requirements, benefit coverage requirements and additional governmental participation, could also adversely affect our business, cash flows, financial condition and results of operations. Where states allow certain programs to expire or have not opted for Medicaid expansion under the ACA, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations significantly reduce Medicaid enrollment, our Medicaid business will be negatively impacted.
We have experienced assessments in the past under state or federal insolvency or guaranty association laws applicable to insurance companies, HMOs and other payers, and may experience assessments in the future if, for example, premiums established by other companies for their health insurance products, including certain long-term care products, are inadequate to cover their costs. Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations. We are not currently able to estimate our potential financial obligations, losses, or the availability of offsets associated with potential guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We expect state legislatures will continue to focus on healthcare delivery and financing issues, including actions to reduce or limit increases to premium payments, provider billing protections, and broader reforms of their health insurance markets. State ballot initiatives can also be put to voters that would substantially impair our operating environment. If enacted into law, these state proposals could have a material adverse impact on our business, cash flows, operations or financial condition.
Additionally, from time to time, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA and could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. There have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, permit greater state regulation of our operations, and expand the scope of damages, including punitive damages, litigants could be awarded.
The ongoing changes to the ACA and related laws and regulations could adversely affect our business, cash flows, financial condition and results of operations.
The ongoing changes in federal and state laws and regulations stemming from the ACA, including the steps that have been taken to amend, repeal and limit the scope and application of the ACA, continue to represent significant challenges to the U.S. healthcare system. We are unable to predict how these events will ultimately be resolved, what impact the 2020 U.S. Presidential and Senate elections may have, and what the ultimate impact may be on our business, including, but not limited to, our products, services, processes and technology, and on our relationships with current and future customers and healthcare providers. The legal challenges regarding the ACA, including a federal district court decision invalidating the ACA in its entirety, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision, continue to contribute to this uncertainty. Further regulations and modifications to the ACA at the federal or state level, including a judicial invalidation of the ACA, could significantly impact the market for our products, the regulations applicable to us and the fees and taxes payable by us and otherwise have significant effects on our business and future operations, some of which may adversely affect our results of operations and financial condition.
In general, the risk pool for the Individual market, which includes public exchange markets, has become less healthy since its inception in 2014 and continues to exhibit risk volatility. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. Based on our experience in public exchange markets to date, we have made adjustments to our premium rates and geographic participation, and will continue to evaluate the performance of our public exchange plans, the future viability of the public exchanges and availability of federal subsidies, and may make further adjustments to our rates and participation going forward. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
For additional information related to the ACA, see Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
We are subject to various risks associated with our international operations.
Certain of our subsidiaries that provide services to some of our health plans operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business related to, among other things, taxation, intellectual property, investment, management control, labor, anti-fraud, anti-corruption and privacy and data protection regulations. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm.
We face risks related to litigation.
We are, and may in the future be, a party to a variety of legal actions that may affect our business, such as administrative charges before government agencies, employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of healthcare benefits; federal and state false claims act laws; dispensing of drugs associated with our PBM business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could result in substantial costs to us, require our officers to spend substantial time focused on the litigation, and result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
We are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business we transact or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets (including as a result of the now terminated Agreement and Plan of Merger between us and Cigna Corporation, or as more fully described under Note 14, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges relating to the award of government contracts. These investigations, audits and reviews include routine and special investigations by various state insurance departments, various federal regulators including CMS and the HHS Office of Inspector General, state attorneys general, the Department of Justice, and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
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
Additionally, many states in which certain of our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians, and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws, including those covering our Medicare and Medicaid plans, prohibit the offer, payment, solicitation or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity. Any enforcement actions by governmental officials alleging non-compliance with these rules and regulations could adversely affect our business, cash flows, financial condition and results of operations.
Our PBM services business and related operations are subject to a number of risks and uncertainties that are in addition to those we face in our core healthcare business.
We provide PBM services through our IngenioRx business, and we are responsible to regulators and our customers for the delivery of those PBM services that we contract to provide. Our PBM services business is subject to the risks inherent in the dispensing, packaging, fulfillment and distribution of pharmaceuticals and other healthcare products, including exposure to liabilities and reputational harm related to purported dispensing and other operational errors by us or our PBM services suppliers. Any failure by us or one of our PBM services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our PBM business to civil and criminal penalties.
Our PBM services business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of internet and mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a PBM services business. In addition, the practice of pharmacy is subject to federal and state laws and regulation, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the U.S. Food and Drug Administration. Also, we and our third-party vendors are subject to registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with applicable laws and regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.
Federal and state legislatures also regularly consider new regulations and changes to existing regulations for the industry that could materially affect current industry practices and our business, including the regulation implemented by HHS in November 2020 related to rebates and the pricing of pharmaceuticals, the Appropriations Act, and potential new regulations regarding rebates, fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies. In December 2020, the U.S. Supreme Court let stand an Arkansas law regulating PBMs that may be a precursor to greater state regulation of PBMs.
We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, and failure to comply with those requirements could result in a termination of the license agreements. The license agreements may be modified by the BCBSA, which could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2020, we provided services to approximately 32 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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

Upon termination of either license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees of approximately 32 million as of December 31, 2020, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations.
For more information on the BCBSA license agreements, including requirements, restrictions and termination events set forth in these license agreements, see Part I, Item 1, “Business — BCBSA Licenses” of this Annual Report on Form 10-K.
Indiana law, other applicable laws, our articles of incorporation and bylaws, and provisions of our BCBSA license agreements may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interest.
Indiana law, other applicable laws and regulations and provisions in our articles of incorporation and bylaws may delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider to be in their best interests. For instance, they may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context or adversely affect the price that some investors are willing to pay for our stock.
The insurance holding company acts and certain health statutes of the states in which our insurance company or HMO subsidiaries are regulated restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Further, the Indiana Business Corporation Law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.
Our articles of incorporation and bylaws contain provisions that could have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider to be in their best interests. Our articles of incorporation provide that no person may beneficially own shares of voting capital stock in excess of specified ownership limits, except with the prior approval of a majority of the “continuing directors.” The ownership limits, which may not be exceeded without the prior approval of the BCBSA, are the following: (1) for any institutional investor (as defined in our articles of incorporation), one share less than 10% of our outstanding voting securities; (2) for any non-institutional investor (as defined in our articles of incorporation), one share less than 5% of our outstanding voting securities; and (3) for any person, one share less than the number of shares of our common stock or other equity securities (or a combination thereof) representing a 20% ownership interest in us.
In addition, our articles of incorporation and bylaws: divide our Board of Directors into three classes serving staggered three-year terms (which is required by our license agreement with the BCBSA); permit our Board of Directors to determine the terms of and issue one or more series of preferred stock without further action by shareholders; restrict the maximum number of directors and the ability to increase that number; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; prohibit shareholders from amending certain provisions of our bylaws; and impose restrictions on who may call a special meeting of shareholders.
The health benefits industry is subject to negative publicity, which could adversely affect our business, cash flows, financial condition and results of operations.
The health benefits industry is subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives and debate around existing or proposed legislation. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by limiting our ability to market or provide our products and services, requiring us to change our products and services, or increasing the regulatory oversight under which we operate. In addition, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Negative public perception or publicity of the health benefits industry in general, the BCBSA, other BCBSA licensees, or us or our key vendors in particular, could adversely affect our business, cash flows, financial condition and results of operations.

STRATEGIC RISKS
We face competition in many of our markets, and if we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to compete and grow may be adversely affected.
As a health benefits company, we operate in a highly competitive environment and in an industry that is subject to significant changes from and competition due to legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices, technological advancements and changing market practices such as increasing usage of telehealth. We also will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants in the public exchanges and in our other lines of business. These factors have produced and will likely continue to produce significant pressures on our profitability. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers, through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly have the ability to contract directly with providers. This creates unique market pressures, and in order to compete effectively in the consumer-driven marketplace, we will be required to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.
In addition, the PBM industry is highly competitive, and IngenioRx is subject to competition from national, regional and local PBMs, other insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, other mail order and web pharmacies, discount cards and specialty pharmacies. Strong competition within the PBM business has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings. Our inability to maintain positive trends, contract on favorable terms with pharmaceutical manufacturers for, among other things, rebates, discounts and administrative fees or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms such as the regulation issued by HHS in November 2020 related to rebates, and the Appropriations Act, which requires reporting of plan spending, the cost of plan pharmacy benefits, enrollee premiums and any manufacturer rebates received by the plan or issuer, may adversely affect our competitive position, cash flows, financial condition and results of operations.
In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our specialty products, such as dental, vision and other supplemental products, expansion of products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products from our competitors, our ability to profitably grow our business could be adversely affected.
We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our healthcare products, particularly with respect to individuals, seniors and local group customers. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address legislative changes, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors for these services or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.
For additional information, see “Business — Competition,” in Part I, Item 1 of this Annual Report on Form 10-K.
We have built a significant portion of our current business through mergers and acquisitions, joint ventures and strategic alliances, and we expect to pursue such opportunities in the future.
The following are some of the risks associated with mergers, acquisitions, joint ventures and strategic alliances, referred to collectively as business combinations, that could have a material adverse effect on our business, cash flows, financial condition and results of operations:
•some of the business combinations may not achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects and other anticipated benefits;

•we may assume liabilities that were not disclosed to us or which were underestimated;
•we may experience difficulties in integrating business combinations, be unable to integrate business combinations successfully or as quickly as expected and be unable to realize anticipated economic, operational and other benefits in a timely manner or at all;
•business combinations, and proposed business combinations that are not completed, could disrupt our ongoing business, lead to the incurrence of significant fees, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies and procedures;
•we may finance future business combinations by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;
•we may compete with other firms, some of which may have greater financial and other resources, to acquire attractive companies;
•we may experience disputes with our partners in our strategic alliances and joint ventures, which could result in litigation or a loss of business; and
•future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to an increased risk that our BCBSA license agreements may be terminated.
We face intense competition to attract and retain employees. Further, managing key executive transition, succession and retention is critical to our success.
Our success depends on our ability to attract and retain qualified employees and to integrate employees who have joined us through acquisitions. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We would be adversely affected if we fail to adequately plan for the succession of our President and Chief Executive Officer and other senior management or retain key executives. While we have succession plans in place for members of our senior management, and employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract, transition and retain suitable successors.
FINANCIAL RISKS
As a holding company, we are dependent on dividends from our subsidiaries. These dividends are necessary to pay our outstanding indebtedness. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.
As a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries. Our regulated subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Furthermore, among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares or pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
Most of our regulated subsidiaries are subject to RBC standards or other forms of minimum capital requirements imposed by their states of domicile that require them to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain the minimum RBC standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. Changes to the existing RBC standards and the

NAIC’s December 2020 adoption of an RBC requirement at the holding company level, which requires submission of the first report in May 2023, could further restrict our or our regulated subsidiaries’ ability to pay dividends and adversely affect our business. In addition, as discussed in more detail above, we are a party to license agreements with the BCBSA which contain certain requirements and restrictions regarding our operations, including minimum capital and liquidity requirements, which could restrict the ability of our regulated subsidiaries to pay dividends.
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
We have substantial indebtedness outstanding and may incur additional indebtedness in the future, which could adversely affect our ability to pursue desirable business opportunities and to react to changes in the economy or our industry, and exposes us to interest rate risk to the extent of our variable rate indebtedness.
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
Claims-paying ability as well as financial strength and debt ratings by nationally recognized statistical rating organizations are important factors in establishing the competitive position of insurance companies and health benefits companies. We believe our strong credit ratings are an important factor in marketing our products to customers. In addition, if our credit ratings are downgraded or placed under review, our business, cash flows, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future.
The value of our intangible assets may become impaired.
As of December 31, 2020, we had $31 billion of goodwill and other intangible assets, representing 36% of our total consolidated assets. In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets for potential impairment, using assumptions and judgments regarding the estimated fair value of our reporting units. Estimated fair values might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
The value we place on intangible assets may be adversely impacted if existing or future business combinations fail to perform in a manner consistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. In addition, the estimated value of our reporting units may be impacted as a result of business decisions we make associated with any future changes to laws and regulations, which could unfavorably affect the carrying value of certain goodwill and other intangible assets and result in impairment charges in future periods. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity which could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.
The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets such as those experienced in 2020 related to the ongoing COVID-19 pandemic, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in fair value may occur and material impairments may be charged to income in future periods, resulting in realized losses.
GENERAL RISKS
Changes in tax laws and regulations could have a material adverse effect on our business, cash flow, financial condition and results of operations. In addition, we may not be able to realize the value of our deferred tax assets.
Changes in tax laws and regulations , including a potential increase in U.S. corporate tax rates or changes in the deductibility of expenses, or changes in the interpretation of tax laws and regulations by federal and/or state authorities, could have a material impact on the future value of our deferred tax assets and deferred tax liabilities, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. In addition, we are regularly audited by federal and other tax authorities. Although we believe our tax positions comply with applicable tax law, the final determination of audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income provisions and accruals. These changes could have a material adverse effect on our business, cash flow, financial condition and results of operations.
In addition, any future increase in our valuation allowance with regard to our deferred tax assets would result in additional income tax expense and a decrease in shareholders’ equity, which could materially affect our financial position and results of operations in the period in which the increase occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.
We also face other risks that could adversely affect our business, financial condition or results of operations, which include:
•adverse securities and credit market conditions, which could impact our ability to meet liquidity needs;
•any requirement to restate financial results in the event of inappropriate application of accounting principles;
•a significant failure of our internal control over financial reporting;
•failure of our prevention and control systems related to employee compliance with internal policies, including data security;
•provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers;
•failure to protect our proprietary information; and
•failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA, in each state where Amerigroup conducts business and in certain other states and countries where our other subsidiaries operate. A majority of these locations are also leased properties. Our facilities support our various business segments. We modified certain of our workforce practices in 2020 in response to the COVID-19 pandemic, including having the majority of our workforce work remotely. In the third quarter of 2020, our management introduced enterprise-wide initiatives to streamline our operations and optimize our business, including a reduction of our office space footprint. We believe that our properties are adequate and suitable for our business as presently conducted; however, we are continuing to evaluate our real estate strategy as it relates to the impact of the COVID-19 pandemic and the changing needs of a more remote workforce.

ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, see Note 14, “Commitments and Contingencies - Litigation and Regulatory Proceedings,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ANTM.”
Holders
As of February 4, 2021, there were 55,764 shareholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2020 to October 31, 2020	1,236,624	$288.64	1,234,200	$2,093
November 1, 2020 to November 30, 2020	1,483,621	310.05	1,481,675	1,634
December 1, 2020 to December 31, 2020	1,744,143	314.04	1,725,700	1,092
	4,464,388		4,441,575

1Total number of shares purchased includes 22,813 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2020, we repurchased 9,429,067 shares at an aggregate cost of $2,700 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2015 through December 31, 2020, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2015 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
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

	December 31,
	2015	2016	2017	2018	2019	2020
Anthem, Inc.	$100	$105	$167	$197	$229	$247
S&P 500 Index	100	112	136	130	171	203
S&P Managed Health Care Index	100	120	172	191	229	266

Based upon an initial investment of $100 on December 31, 2015 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five-year period ended December 31, 2020. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2020 included in Part II, Item 8 “Financial Statements and Supplementary Data,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31
	2020 [1]	2019	2018 [1]	2017 [1]	2016
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2]	$120,808	$103,141	$91,341	$89,061	$84,194
Total revenues	121,867	104,213	92,105	90,040	84,863
Net income	4,572	4,807	3,750	3,843	2,470
Per Share Data
Basic net income per share	$18.23	$18.81	$14.53	$14.70	$9.39
Diluted net income per share	17.98	18.47	14.19	14.35	9.21
Dividends per share	3.80	3.20	3.00	2.70	2.60
Other Data (unaudited)
Benefit expense ratio[3]	84.6%	86.8%	84.2%	86.4%	84.8%
Selling, general and administrative expense ratio[4]	14.4%	13.0%	15.3%	14.2%	14.9%
Income before income tax expense as a percentage of total revenues	5.1%	5.7%	5.5%	4.4%	5.4%
Net income as a percentage of total revenues	3.8%	4.6%	4.1%	4.3%	2.9%
Medical membership (in thousands)	42,925	41,000	39,938	40,299	39,940
Balance Sheet Data
Cash and investments[5]	$31,295	$26,127	$22,639	$25,179	$23,263
Total assets	86,615	77,453	71,571	70,540	65,083
Long-term debt, less current portion	19,335	17,787	17,217	17,382	14,359
Total liabilities	53,416	45,725	43,030	44,037	39,982
Total shareholders’ equity	33,199	31,728	28,541	26,503	25,101

1The net assets of and results of operations for Beacon, America’s 1st Choice and HealthSun are included from their respective acquisition dates of February 28, 2020, February 15, 2018 and December 21, 2017, respectively.
2Operating revenue is obtained by adding premiums, product revenue, and administrative fees and other revenue.
3The benefit expense ratio represents benefit expenses as a percentage of premium revenue.
4The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.
5Cash and investments is obtained by adding cash and cash equivalents, current and long-term fixed maturity securities and equity securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 (In Millions, Except Per Share Data or As Otherwise Stated Herein)
 This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” “Anthem” or the “Company” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. A detailed discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 43 medical members through our affiliated health plans as of December 31, 2020. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, in the second quarter of 2019, we began providing pharmacy benefits management (“PBM”) services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
We manage our operations through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. In 2019, IngenioRx was included in our Other reportable segment. Amounts for 2019 have been reclassified to conform to the current year presentation of our reportable segments for comparability.
Our operating revenue consists of premiums, product revenue, and administrative fees and other revenue. Premium revenue is generated from fully-insured contracts where we indemnify our policyholders against costs for covered health and life insurance benefits. Product revenue represents services performed by IngenioRx for unaffiliated PBM customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and administrative fees. Unaffiliated PBM customers include our self-funded groups that contract with IngenioRx for PBM services and external customers outside of the health plans we own. Administrative fees and other revenue come from fees from our self-funded customers for the processing of transactions or network discount savings realized, revenues from our Medicare processing business and revenues from other health-related businesses, including disease management programs and miscellaneous other income.
Our benefit expense primarily includes costs of care for health services consumed by our fully-insured members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by

us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products and services through our managed care plans, our aggregate cost of care can fluctuate based on a change in the overall mix of these products and services. Our managed care plans include: Preferred Provider Organizations; Health Maintenance Organizations (“HMOs”); Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products.
We classify certain quality improvement costs as benefit expense. Quality improvement activities are those designed to improve member health outcomes, prevent hospital readmissions and improve patient safety. They also include expenses for wellness and health promotion provided to our members. These quality improvement costs may be comprised of expenses incurred for: (i) medical management, including care coordination and case management; (ii) health and wellness, including disease management services for such conditions as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy, such as identification and use of best clinical practices to avoid harm, identifying clinical errors and safety concerns, and identifying potential adverse drug interactions.
Our cost of products sold represents the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers (net of rebates or discounts), including any co-payments made by or on behalf of the customer, per-claim administrative fees for prescription fulfillment and certain direct costs related to sales and administration of customer contracts.
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
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, innovative product design and our ability to maintain or achieve improvement in our CMS Star ratings. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market-driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, the impact of epidemics and pandemics, as well as advances in medical technology, may impose further risks to our ability to profitably underwrite our business, and may have a material adverse impact on our results of operations.
For additional information about our business and reportable segments, see Part I, Item 1, “Business” and Note 20, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global health pandemic. At the onset of the pandemic, to prevent its spread, most states issued shelter-in-place or stay-at-home orders, which generally required the businesses not considered essential to close their physical offices. While these orders were largely lifted during the second quarter of 2020, many states and local authorities continued to impose certain restrictions on the conduct of businesses and individuals.
The COVID-19 pandemic continues to evolve, and the virus and mitigation efforts have continued to impact the global economy, cause market instability, increase unemployment and put pressure on the healthcare system. The COVID-19 pandemic has impacted and will continue to impact our membership and benefit expense and has influenced and will likely continue to influence member behavior, impacting how members access healthcare services. Although increased unemployment caused by the COVID-19 pandemic resulted in a decline in our Local Group membership, our Medicaid membership grew as a result of the temporary suspension of eligibility recertification efforts in response to the COVID-19 pandemic. While reduced or cancelled utilization of non-COVID-19 health services by our members decreased our claim costs overall in 2020, in the second half of 2020 utilization of such services began to rebound, and non-COVID-19 claim costs began to normalize as the shelter-in-place, stay-at-home orders and other restrictions on the conduct of businesses were lifted. Our expenses in 2020 included additional costs to cover COVID-19 related testing, treatment, expanded coverage of insurance benefits, waivers for cost-sharing and actions to support our providers. Furthermore, our expenses associated with COVID-19, including testing and treatment and the actions taken to support our members in response to the pandemic, accelerated in the fourth quarter of 2020 and exceeded the benefit we experienced during the quarter from the lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 health services.
We remain focused on increasing access and coverage for our members and made several changes to our membership benefits and business operations, adopted tools and policies to assist consumers and care providers and provided support to our associates and our local communities, which were discussed in Part I, Item 1, “Business — COVID-19,” of this Annual Report on Form 10-K. Further, during 2020 we proactively took several actions to preserve our liquidity and financial flexibility and minimize the effects of the COVID-19 pandemic, including:
•Borrowing under our senior revolving credit facility in March 2020, which was repaid in April 2020;
•Delaying certain tax payments as permitted by the IRS and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”); and
•Temporarily suspending our share repurchase activity in March 2020, which was resumed in late June 2020.
The COVID-19 pandemic has created unique and unprecedented challenges, and although it has impacted and will likely continue to impact our membership and benefit expense, it did not have a material adverse effect on our reported results in 2020. However, this may change in the future as the COVID-19 pandemic is evolving, and the extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes that may impact our business. For additional discussion regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and “Business Trends” in this MD&A.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), has changed and may continue to make broad-based changes to the U.S. healthcare system. We expect the ACA will continue to impact our business model and strategy. Also, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision, could significantly disrupt our business. We currently offer Individual ACA-compliant products in 103 of the 143 rating regions in which we operate. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
In the second quarter of 2019, we began using IngenioRx to market and offer PBM services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes features such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts, Inc. (“Express Scripts”). We began transitioning existing members from Express Scripts to IngenioRx in the second quarter of 2019, and completed the transition of all of our members by January 1, 2020.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic and the impacts it may have on our pricing, such as surges in COVID-19 hospitalizations, infection rates, and the cost of COVID-19 vaccines. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks. We priced our affected products to cover the impact of the HIP Fee when it was in effect. The HIP Fee was suspended for 2019, was resumed for 2020 and has been permanently repealed beginning in 2021.
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
The COVID-19 pandemic has caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. While the utilization of such services began to rebound and claim costs began to normalize in the second half of 2020, further increases in the utilization of such services may increase our claim costs in the future and affect our medical cost trends. Our expenses in 2020 include additional costs to cover COVID-19 related testing, treatment, expanded benefits coverage and waivers for cost-sharing. In response to the current crisis, we expanded coverage for certain members in our affiliated health plans for testing and treatment related to a COVID-19 diagnosis. Governmental action has required us to provide full coverage for COVID-19 testing to our members, and future governmental action could require us to provide additional coverage, including, for example, vaccines. Increased member demand for care, along with continued COVID-19 care, testing and vaccination costs, are expected to result in increased future medical costs. The continued cost and volume of covered services related to the COVID-19 pandemic may have a material adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state legislation has been enacted, and is likely to continue to be enacted, in response to the COVID-19 pandemic that has had, and we expect will continue to have, a significant impact on all of our lines of business, including mandates to waive cost-sharing on COVID-19 testing, treatment and related services. The federal government enacted the Coronavirus Preparedness and Response Supplemental Appropriations Act, the Families First Coronavirus Response Act and the CARES Act in March 2020, the Paycheck Protection Program and Health Care Enhancement Act in April 2020 and the Consolidated Appropriations Act of 2021 in December 2020 (the “Appropriations Act”). These acts provide, among other things, prohibitions on prior authorization and cost-sharing for certain items and services related to COVID-19 tests, reforms including waiving Medicare originating site restrictions for qualified providers providing telehealth services, financial support to healthcare providers, including expansion of the Medicare accelerated payment program to all providers receiving Medicare payments, and funding to replenish and administer small business loan programs to help small businesses keep their workers employed and healthcare benefits covered in the group market.
The Appropriations Act contains a number of provisions that may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation and reporting on pharmacy benefits and drug costs. The various health plan-related requirements of the Appropriations Act will go into effect on January 1, 2022, and our first report on pharmacy benefits and drug costs is due December 27, 2021.
Regulatory changes have also been enacted, and are likely to continue to be enacted, at the state and federal level in response to the COVID-19 pandemic. Those changes, which could have a significant impact on health benefits, consumer eligibility for public programs, and our cash flows, include mandated expansion of premium payment terms including the time period for which claims can be denied for lack of payment, mandates related to prior authorizations and payment levels to providers, additional consumer enrollment windows, and an increased ability to provide services through telehealth. We are providing extensions to premium payment terms in certain situations and working closely with state regulators that are mandating or requesting such relief.
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA in its entirety, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision, continue to contribute to this uncertainty. In a separate development, in April 2020, the U.S. Supreme Court ruled that the federal government is required to pay health insurance companies for amounts owed, as calculated under the risk corridor program of the ACA. In June 2020, the U.S. Court of Federal Claims entered a final judgment stipulating that we are entitled to reimbursement for risk corridor amounts from 2014, 2015 and 2016. At the end of December 2020, the U.S. Department of Health and Human Services (“HHS”) issued final guidance on how to treat the risk corridor recoveries that we expect to receive. Based on the guidance from HHS, we revised previously filed minimum medical loss ratio (“MLR”) reports and recognized the net premium impact of the risk corridor recoveries in the fourth quarter of 2020. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
The annual HIP Fee, which has been permanently eliminated beginning in 2021, was allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee was non-deductible for federal income tax purposes. Our affected products were priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee when applicable. The HIP Fee was suspended for 2019. For 2020, the HIP Fee resumed and the total amount due from allocations to health insurers was $15,523. For the year ended December 31, 2020, we recognized $1,570 as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019. The HIP Fee has been permanently eliminated beginning in 2021.
As a result of the ACA, the HHS issued MLR regulations that require us to meet minimum MLR thresholds of 85% for Large Group and 80% for Small Group and Individual lines of business. Plans that do not meet the minimum thresholds have to pay a MLR rebate. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the MLR rebate calculation. However, certain components of the MLR calculation as defined by HHS cannot be classified consistently under U.S. generally accepted accounting principles (“GAAP”). While considered benefit expense or a reduction of premium revenue by HHS, certain of these costs are classified as other types of expense, such as selling, general and administrative expense or income tax expense, in our GAAP basis financial statements. Accordingly, the benefit expense ratio determined using our consolidated GAAP operating results is not comparable to the MLR calculated under HHS regulations.
The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage and Medicare Part D prescription drug plans (“Medicare Part D”). Medicare Advantage or Medicare Part D plans that do not meet this threshold have to pay an MLR rebate. If a plan’s MLR is below 85% for three consecutive years, enrollment is restricted. A Medicare Advantage or Medicare Part D plan contract will be terminated if the plan’s MLR is below 85% for five consecutive years.
For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, see Part I, Item 1, “Business — Regulation” and Part I, Item 1A, “Risk Factors.”

Other Significant Items
Business and Operational Matters
On February 2, 2021, we announced our entrance into an agreement with InnovaCare Health, L.P. to acquire its Puerto Rico-based subsidiaries, including MMM Holdings, LLC (“MMM”) and its Medicare Advantage plan MMM Healthcare, LLC, Medicaid plan and other affiliated companies. MMM is an integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close by the end of the second quarter of 2021 and is subject to standard closing conditions and customary approvals.
In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. For additional information, see Note 4, “Business Optimization Initiatives” and Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc. (“Beacon”), the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligned with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. For additional information, see Note 3, “Business Acquisitions,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In February 2018, we completed our acquisition of Freedom Health, Inc., Optimum HealthCare, Inc., America’s 1st Choice of South Carolina, Inc. and related entities. This Medicare Advantage organization offers HMO products, including Chronic Special Needs Plans and Dual-Eligible Special Needs Plans, under its Freedom Health and Optimum HealthCare brands in Florida and its America’s 1st Choice of South Carolina brand in South Carolina. This acquisition aligned with our plans for continued growth in the Medicare Advantage and Special Needs populations.
Other significant transactions in recent years that have impacted or will impact our capital structure or that have influenced or will influence how we conduct our business operations include our Board of Directors’ declarations of dividends on our common stock, repurchases of our common stock, debt repurchases and new debt issuances (2020 and prior). For additional information regarding these transactions, see Note 13, “Debt” and Note 15, “Capital Stock,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama (the “Court”) captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), the Blue Cross Blue Shield Association (the “BCBSA”), and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”) have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the plaintiffs representing a putative nationwide class of health plan subscribers. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and the Subscriber Settlement Agreement applies only to the putative subscriber class. No settlement agreement has been reached with the provider plaintiffs at this time, and the defendants continue to contest the consolidated cases brought by the provider plaintiffs.
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. We recognized our estimated payment obligation of $548, net of third-party insurance coverage received as of December 31, 2020.

On November 30, 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the Subscriber class were provided notice of the Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court before they become effective. Objections to the settlement as well as the deadline for those that wish to opt-out from the settlement must be submitted by July 28, 2021. Claims must be filed by November 5, 2021. A final approval hearing has been scheduled for October 20, 2021. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective. For additional information regarding this lawsuit, see Note 14, “Commitments and Contingencies - Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In August 2020, the Delaware Court of Chancery ruled that neither we nor Cigna Corporation could collect damages in connection with the now terminated Agreement and Plan of Merger, between us and Cigna Corporation. Cigna filed a notice of appeal in November 2020 challenging the trial court’s opinion that Anthem did not owe Cigna a termination fee. Cigna filed its appellate brief in December 2020, and we filed a response in January 2021. For additional information, see Note 14, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In January 2019, we exercised our contractual right to terminate our PBM Agreement with Express Scripts (the “ESI PBM Agreement”) and we completed the transition of our members from Express Scripts to IngenioRx by January 1, 2020. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, see Note 14, “Commitments and Contingencies - Litigation and Regulatory Proceedings - Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Selected Operating Performance
During the year ended December 31, 2020, total medical membership increased by 1.9, or 4.7%. Our medical membership grew in both our Government Business and Commercial & Specialty Business segments. The increase in medical membership in our Government Business segment was driven by organic growth in our Medicaid business due to the temporary suspension of eligibility recertification efforts in our markets in response to the COVID-19 pandemic, as well as acquisitions, and growth in our Medicare business. The increase in medical membership in our Commercial & Specialty Business segment was primarily driven by growth in our self-funded business, partially offset by declines in our fully-insured Local Group membership due to negative in-group changes as a result of increased unemployment caused by the COVID-19 pandemic.
Operating revenue for the year ended December 31, 2020 was $120,808, an increase of $17,667, or 17.1%, from the year ended December 31, 2019. The increase in operating revenue was primarily driven by higher premium revenue in our Government Business segment, as well as increased pharmacy product revenue related to the launch of IngenioRx.
Net income for the year ended December 31, 2020 was $4,572, a decrease of $235, or 4.9%, from the year ended December 31, 2019. The decrease in net income was a result of lower operating results in our Commercial & Specialty Business segment, which was largely driven by costs associated with actions taken to support our members and providers in response to the COVID-19 pandemic and costs for COVID-19 related care, as well as our estimated payment obligation related to the BCBSA Litigation and expenses related to our business optimization initiatives recognized in 2020, higher income tax expense, and a decrease in net earnings from investment activities. These decreases in net income were largely offset by higher operating results in our IngenioRx and Government Business segments.
Our fully-diluted earnings per share (“EPS”) for the year ended December 31, 2020 were $17.98, a decrease of $0.49, or 2.7%, from the year ended December 31, 2019. Our diluted shares for the year ended December 31, 2020 were 254.3, a decrease of 6.0, or 2.3%, compared to the year ended December 31, 2019. The decrease in EPS resulted from the decrease in net income, partially offset by the impact of a lower number of shares outstanding in 2020.

Operating cash flow for the year ended December 31, 2020 was $10,688, or approximately 2.3 times net income. Operating cash flow for the year ended December 31, 2019 was $6,061, or approximately 1.3 times net income. The increase in operating cash flow was primarily due to the impact of the timing of working capital changes. The increase was further due to membership growth in our Government Business segment and higher net income in 2020, excluding the non-cash impact of accrued expenses related to our business optimization initiatives and the BCBSA Litigation.
Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate operating gain to further aid investors in understanding and analyzing our core operating results. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. In 2019, we began using IngenioRx to market and offer PBM services, and we expect IngenioRx to improve our ability to integrate pharmacy benefits within our medical and specialty platform. In 2020, we continued growing our government-sponsored business. In all other markets, we intend to maintain our position by delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and our Federal Employees Health Benefits (“FEHB”) Program. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, Optimum HealthCare and Simply Healthcare plans, as well as Beacon, HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
•Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health and UniCare members. Local Group accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the public exchanges. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, our reputation and our ability to effectively service large complex accounts. Local Group accounted for 36.4%, 38.2% and 39.4% of our medical members at December 31, 2020, 2019 and 2018, respectively.
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the exchanges. Individual business is sold on a fully-insured basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 1.6%, 1.7% and 1.6% of our medical members at December 31, 2020, 2019 and 2018, respectively.
•National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We believe we have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of other BCBS companies at their competitive local market rates. National Accounts represented 18.0%, 18.5% and 19.0% of our medical members at December 31, 2020, 2019 and 2018, respectively.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (the “home plan”). We perform certain functions including claims pricing and administration for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.1%, 14.8% and 14.6% of our medical members at December 31, 2020, 2019 and 2018, respectively.
•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Supplement plans; Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans (“MMPs”). Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are related to National Accounts, retired members of Local Group accounts, or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 5.5%, 5.2% and 4.6% of our medical members at December 31, 2020, 2019 and 2018, respectively.
•Medicaid membership represents eligible members who receive healthcare benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 20.6%, 17.7% and 16.8% of our medical members at December 31, 2020, 2019 and 2018, respectively.

•FEHB members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEHB business accounted for 3.8% of our medical members at December 31, 2020 and 3.9% at both December 31, 2019 and 2018.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2020, 2019 and 2018. Also included below is other membership by product. At this time, the following table does not include membership resulting from our acquisition of Beacon. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2020 vs. 2019		2019 vs. 2018
(In thousands)	2020	2019	2018	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	15,614	15,682	15,733	(68)	(0.4)%	(51)	(0.3)%
Individual	680	684	655	(4)	(0.6)%	29	4.4%
National:
National Accounts	7,736	7,596	7,588	140	1.8%	8	0.1%
BlueCard®	6,059	6,060	5,838	(1)	—%	222	3.8%
Total National	13,795	13,656	13,426	139	1.0%	230	1.7%
Medicare:
Medicare Advantage	1,428	1,214	1,006	214	17.6%	208	20.7%
Medicare Supplement	933	905	846	28	3.1%	59	7.0%
Total Medicare	2,361	2,119	1,852	242	11.4%	267	14.4%
Medicaid	8,852	7,265	6,716	1,587	21.8%	549	8.2%
FEHB	1,623	1,594	1,556	29	1.8%	38	2.4%
Total Medical Membership by Customer Type	42,925	41,000	39,938	1,925	4.7%	1,062	2.7%
Funding Arrangement
Self-Funded	25,629	25,418	25,287	211	0.8%	131	0.5%
Fully-Insured	17,296	15,582	14,651	1,714	11.0%	931	6.4%
Total Medical Membership by Funding Arrangement	42,925	41,000	39,938	1,925	4.7%	1,062	2.7%
Reportable Segment
Commercial & Specialty Business	30,089	30,022	29,814	67	0.2%	208	0.7%
Government Business	12,836	10,978	10,124	1,858	16.9%	854	8.4%
Total Medical Membership by Reportable Segment	42,925	41,000	39,938	1,925	4.7%	1,062	2.7%
Other Membership
Life and Disability Members	5,064	5,259	4,795	(195)	(3.7)%	464	9.7%
Dental Members	6,385	6,263	5,807	122	1.9%	456	7.9%
Dental Administration Members	1,316	5,516	5,327	(4,200)	(76.1)%	189	3.5%
Vision Members	7,536	7,261	6,946	275	3.8%	315	4.5%
Medicare Part D Standalone Members	413	283	309	130	45.9%	(26)	(8.4)%

December 31, 2020 Compared to December 31, 2019
Medical Membership
Total medical membership grew in both our Government Business and Commercial & Specialty Business segments as well as by funding arrangement. Fully-insured membership increased primarily due to growth in our Medicaid and Medicare businesses, partially offset by membership decreases in our fully-insured Local Group business. Local Group membership decreased due to negative in-group changes as a result of increased unemployment caused by the COVID-19 pandemic, which was partially offset by sales exceeding lapses. Self-funded medical membership increased primarily as a result of membership increases in our National Accounts business driven by our acquisition of a third-party administrator. Medicaid membership increased primarily due to organic growth in existing markets due to the temporary suspension of eligibility recertification during the COVID-19 pandemic as well as our acquisition of Medicaid plans in Missouri and Nebraska in 2020. Medicare membership increased primarily due to higher sales.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased due to higher lapses in our fully-insured Local Group business. Dental membership increased primarily due to new sales and growth in our National Accounts and membership growth in our FEHB program, as well as new sales in our Individual product offerings. Dental administration membership decreased due to the lapse of a large dental administration services contract. Vision membership increased due to higher sales in our Medicare and Local Group businesses.
Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2020, 2019 and 2018 are as follows:

				Change
	Years Ended December 31			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Total operating revenue	$120,808	$103,141	$91,341	$17,667	17.1%	$11,800	12.9%
Net investment income	877	1,005	970	(128)	(12.7)%	35	3.6%
Net realized gains (losses) on financial instruments	182	67	(206)	115	(171.6)%	273	(132.5)%
Total revenues	121,867	104,213	92,105	17,654	16.9%	12,108	13.1%
Benefit expense	88,045	81,786	71,895	6,259	7.7%	9,891	13.8%
Cost of products sold	8,953	1,992	—	6,961	349.4%	1,992	NM
Selling, general and administrative expense	17,450	13,364	14,020	4,086	30.6%	(656)	(4.7)%
Other expense[1]	1,181	1,086	1,122	95	8.7%	(36)	(3.2)%
Total expenses	115,629	98,228	87,037	17,401	17.7%	11,191	12.9%
Income before income tax expense	6,238	5,985	5,068	253	4.2%	917	18.1%
Income tax expense	1,666	1,178	1,318	488	41.4%	(140)	(10.6)%
Net income	$4,572	$4,807	$3,750	$(235)	(4.9)%	$1,057	28.2%

Average diluted shares outstanding	254.3	260.3	264.2	(6.0)	(2.3)%	(3.9)	(1.5)%
Diluted net income per share	$17.98	$18.47	$14.19	$(0.49)	(2.7)%	$4.28	30.2%
Effective tax rate	26.7%	19.7%	26.0%		700bp3		(630)bp3
Benefit expense ratio[2]	84.6%	86.8%	84.2%		(220)bp3		260bp3
Selling, general and administrative expense ratio[4]	14.4%	13.0%	15.3%		140bp3		(230)bp3
Income before income tax expense as a percentage of total revenues	5.1%	5.7%	5.5%		(60)bp3		20bp3
Net income as a percentage of total revenues	3.8%	4.6%	4.1%		(80)bp3		50bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.
1Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2020, 2019 and 2018 were $104,109, $94,173 and $85,421, respectively. Premiums are included in total operating revenue presented above.

3bp = basis point; one hundred basis points = 1%.
4Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Total operating revenue increased as a result of higher premium revenue due mainly to membership growth in our Government Business segment related to our Medicaid and Medicare businesses and rate increases designed to cover the impact of the HIP Fee reinstatement for 2020. The increase in operating revenue was further attributable to an increase in pharmacy product revenue as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019 and January 1, 2020. The increase in operating revenue was partially offset by a decrease in premiums in our Commercial & Specialty Business segment related to fully-insured membership declines as a result of increased unemployment caused by the COVID-19 pandemic.
Net investment income decreased primarily due to losses from other invested assets and lower yields on our short term investments. The losses on our other invested assets were primarily due to losses from energy sector private equity funds recognized in 2020 as a result of a decrease in the worldwide demand for energy due to the COVID-19 pandemic.
Net realized gains on financial instruments increased primarily due to the changes in the fair values of our investments in equity securities. This increase was partially offset by a decrease in net realized gains on sales of equity securities.
Benefit expense increased primarily due to increased costs as a result of growth in our Medicaid and Medicare membership and overall cost trends across our businesses including increased expense to cover COVID-19 related costs such as testing, treatment, expanded coverage of insurance benefits, waivers for cost-sharing and actions taken to support our members in response to the pandemic. These increases were partially offset by the lower volume of healthcare claims experienced resulting from decreased utilization of non-COVID-19 health services during the COVID-19 pandemic.
Our benefit expense ratio decreased primarily due to the COVID-19 impact of lower utilization rates of healthcare benefits, and to a lesser extent, the HIP Fee reinstatement for 2020. These decreases were partially offset by increased benefit costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care. The decreases were further offset by the impact of retroactive rate adjustments in our Medicaid business and premium credits provided in response to the COVID-19 pandemic to our members enrolled in select Individual plans and fully-insured employer customers.
Cost of products sold increased as we completed the transition of all of our unaffiliated PBM customers to IngenioRx between the second quarter of 2019, when it began its operations, and January 1, 2020.
Selling, general and administrative expense increased primarily due to the reinstatement of the HIP Fee for 2020 and increased spend to support growth in our businesses. The increase was further due to the recognition of expenses related to our business optimization initiatives and the BCBSA Litigation during 2020.
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
Reportable Segments Results of Operations
Beginning in 2020, IngenioRx met the quantitative thresholds for a reportable segment and the results of our operations are now described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. We use operating gain to evaluate the performance of our reportable segments. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net realized gains (losses) on financial instruments, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management.

The discussion of segment results presented below is based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definition of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS, prepared in accordance with GAAP. For our 2019 segment reporting, operating gain generated from IngenioRx activities were allocated and included in our Commercial & Specialty Business and Government Business based upon their utilization of those services, which aligns with the method by which we assessed the 2019 operating performance of our reportable segments. Beginning January 1, 2020, we are managing the operating performance of each of our segments on a standalone basis. Prior year 2019 allocations were not restated to conform to the 2020 presentation; however, operating margins for IngenioRx were approximately 8% in 2019. For additional information, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table presents a summary of our reportable segment financial information for the years ended December 31, 2020, 2019 and 2018:

				Change
	Years Ended December 31			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$36,699	$37,421	$35,782	$(722)	(1.9)%	$1,639	4.6%
Government Business	71,572	62,632	55,348	8,940	14.3%	7,284	13.2%
IngenioRx	21,911	5,402	—	16,509	305.6%	5,402	NM
Other	6,057	2,293	1,519	3,764	164.2%	774	51.0%
Eliminations	(15,431)	(4,607)	(1,308)	(10,824)	234.9%	(3,299)	252.2%
Total operating revenue	$120,808	$103,141	$91,341	$17,667	17.1%	$11,800	12.9%

Operating Gain (Loss)
Commercial & Specialty Business[1]	$2,681	$4,032	$3,600	(1,351)	(33.5)%	432	12.0%
Government Business[2]	2,444	2,056	1,928	388	18.9%	128	6.6%
IngenioRx[3]	1,361	—	—	1,361	NM	—	NM
Other[4]	(126)	(89)	(102)	(37)	41.6%	13	(12.7)%

Operating Margin
Commercial & Specialty Business	7.3	10.8%	10.1%		(350)bp5		70bp5
Government Business	3.4	3.3%	3.5%		10bp5		(20)bp5
IngenioRx	6.2	—%	NM		NM		NM

NM    Not meaningful.
1Includes expenses of $524 for the BCBSA Litigation and $311 for business optimization initiatives recognized in 2020.
2    Includes expenses of $205 for business optimization initiatives and $24 for the BCBSA Litigation recognized in 2020.
3    Includes expenses of $4 for business optimization initiatives recognized in 2020.
4    Includes expenses of $133 for business optimization initiatives recognized in 2020.
5    bp = basis point; one hundred basis points = 1%.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Commercial & Specialty Business
Operating revenue decreased primarily due to fully-insured membership declines as a result of increased unemployment caused by the COVID-19 pandemic. The decrease in operating revenue was further attributable to the absence of pharmacy administrative fee revenue that is now being recognized within the IngenioRx segment and the impact of premium credits provided to certain members in response to the COVID-19 pandemic. These decreases were partially offset by higher premium revenue resulting from rate increases designed to cover the impact of the HIP Fee reinstatement for 2020.
The decrease in operating gain was primarily driven by costs associated with actions taken to support our members and providers in response to the pandemic and COVID-19 related care, as well as expenses for the BCBSA Litigation and business optimization initiatives recognized in 2020. The decrease was further attributable to the shift of pharmacy earnings to our IngenioRx segment and the impact of premium credits provided to certain members in response to the COVID-19 pandemic. The decrease was partially offset by the impact of the lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 health services during the COVID-19 pandemic.
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
The increase in operating gain was primarily driven by the lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 health services during the COVID-19 pandemic. The increase was partially offset by costs associated with actions taken to support our members in response to the pandemic and COVID-19 related care and retroactive rate adjustments and higher experience-rated refunds in our Medicaid business. The increase in operating gain was further offset by increased spend to support growth and expenses for business optimization initiatives recognized in 2020.
IngenioRx
Operating revenue and operating gain increased as a result of the transition of our existing members to IngenioRx, which commenced its operations during the second quarter of 2019. Operating revenue represents product revenues from services performed for our fully-insured affiliated health plans and self-funded customers and external customers outside of the health plans we own. Product revenues and cost of goods sold for our fully-insured affiliated health plan customers are eliminated in consolidation. Operating gain represents operating revenue less cost of products sold and selling, general and administrative expenses.
Other
Operating revenue increased due to our acquisition of Beacon in February 2020 and higher administrative fees and other revenue from services performed by DBG in certain markets.
The increase in operating loss was driven by expenses recognized for our business optimization initiatives.

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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third-party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances. Estimates can require a significant amount of judgment, and a different set of assumptions could result in material changes to our reported results.

Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2020, this liability was $11,359 and represented 21% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 96%, or $10,925, of our total medical claims liability as of December 31, 2020; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4%, or $434, of the total medical claims payable as of December 31, 2020. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
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
For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are projected by estimating the claims expense for those months based on recent claims expense levels and healthcare trend levels (“trend factors”).
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In our comparison to prior periods, the methods and assumptions are not changed as reserves are recalculated; rather, the availability of additional paid claims information drives changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense. The impact from COVID-19 on healthcare utilization and medical claims submission patterns has increased estimation uncertainty on our incurred but not reported liability at December 31, 2020. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment during the fourth quarter of 2020 are the primary factors that lead to the increased estimation uncertainty.
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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2020 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2020, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $204, in the December 31, 2020 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2020 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2020, there was a 320 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 4%, or approximately $427, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2020. The COVID-19 pandemic continues to have a significant impact on 2020 dates of service. Our expenses associated with COVID-19 accelerated in the fourth quarter of 2020 and exceeded the benefit from lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 health services. We will continue to monitor emerging experience in order to better understand the possible implications to our reserves.
See Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2020, 2019 and 2018. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.7% for 2020, 89.3% for 2019 and 90.2% for 2018. This ratio serves as an indicator of claims processing speed whereby 2020 claims were processed at a slower speed than in 2019 and 2018.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2020, this metric was 8.0%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019. For the year ended December 31, 2019, this metric was 7.4%, largely driven by favorable trend factor development at the end of 2018 as well as favorable completion factor development from 2018. For the year ended December 31, 2018, this metric was 13.7%, largely driven by favorable trend factor development at the end of 2017 as well as favorable completion factor development from 2017.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2020, this metric was 0.8%, which was calculated using the redundancy of $637. This metric was 0.7% for 2019 and 1.3% for 2018. We believe these metrics demonstrate an appropriate level of reserve conservatism.
The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2019 and 2018 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2019	2018
Total net incurred medical claims, as reported	$78,195	$68,651
Retrospective basis, as described above	78,058	69,081
Variance	$137	$(430)
Variance to total net incurred medical claims, as reported	0.2%	(0.6)%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2020 estimate of medical claims payable will be known during 2021.
The 2019 variance to total net incurred medical claims, as reported of 0.2% was greater than the 2018 percentage of (0.6)%. This was driven by the fact that the change in the prior year redundancy reported for 2020 as compared to 2019 was greater than the change in the prior year redundancy reported for 2019 as compared to 2018.
Income Taxes
We account for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgment is required in determining an appropriate valuation allowance.
At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:
•the types of temporary differences that created the deferred tax asset;
•the amount of taxes paid in prior periods and available for a carry-back claim;
•the tax rate at which the deferred tax assets will likely be utilized in the future;
•the forecasted future taxable income, and therefore, likely future deduction of the deferred tax item; and
•any significant other issues impacting the likely realization of the benefit of the temporary differences.
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
For additional information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2020 was $21,691 and other intangible assets were $9,405. The sum of goodwill and other intangible assets represented 35.9% of our total consolidated assets and 93.7% of our consolidated shareholders’ equity at December 31, 2020.
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
We did not incur any impairment losses as a result of our 2020 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2020. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 3, “Business Acquisitions” and Note 10, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Investments
Current and long-term marketable investment securities were $25,554 at December 31, 2020 and represented 29.5% of our total consolidated assets at December 31, 2020. We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
Our impairment review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both qualitative and quantitative factors. Such factors considered include the extent to which a security’s market value has been less than its cost, the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors), financial condition and near term prospects of the issuer, including the credit ratings and changes in the credit ratings of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends.
Prior to 2020, our fixed maturity securities were evaluated for other-than-temporary impairment where credit-related impairments were presented within the other-than-temporary impairment losses recognized in our consolidated statements of income with an adjustment to the security’s amortized cost basis. Effective January 1, 2020, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in accumulated other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.
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
We have a committee of accounting and investment associates and management that is responsible for managing the impairment review process. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. We have established an allowance for credit loss and recorded credit loss expense as a reflection of our expected impairment losses. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is continuing risk that declines in fair value may occur and additional impairment losses on investments may be recorded in future periods.
In addition to marketable investment securities, we held additional long-term investments of $4,285, or 4.9% of total consolidated assets, at December 31, 2020. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.
The COVID-19 pandemic and efforts to prevent its spread have significantly impacted the global economy, causing market instability and declines in the fair value of our investment holdings in the energy sector and consumer-driven industries such as travel, entertainment and retail. While the markets have stabilized since the onset of the COVID-19 pandemic, the extent and length of the recovery remain uncertain. Further, the energy sector and consumer-driven industries remain distressed. Given this market uncertainty, there is a risk that our investments that have declined may not recover in future periods.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $23,995 at December 31, 2020. The weighted-average credit rating of these securities was “A” as of December 31, 2020. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions of $1,010 that are guaranteed by third parties. With the exception of twenty-one securities with a fair value of $34, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2020. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2020.
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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2020 and 2019.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2020 totaled $392 and represented approximately 1.3% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2020 measurement date, we selected a weighted-average long-term rate of return on plan assets of 6.72%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. We use the annual spot rate approach for setting our discount rate. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligation. At the December 31, 2020 measurement date, the weighted-average discount rate under the annual spot rate approach was 2.24%, compared to 3.11% at the December 31, 2019 measurement date. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
At our December 31, 2020 measurement date, the selected discount rate for all plans was 1.99%, compared to a discount rate of 2.93% at the December 31, 2019 measurement rate. We developed this rate using the annual spot rate approach as described above.
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2020 measurement date was 7.00% for 2021 with a gradual decline to 4.50% by the year 2033. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2020 measurement date was 5.50% for 2021 with a gradual decline to 4.50% by the year 2033. These estimated trend rates are subject to change in the future.
For additional information regarding our retirement benefits, see Note 11, “Retirement Benefits,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2020 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The COVID-19 pandemic and the related mitigation efforts have significantly impacted the economy, causing market instability and increasing unemployment in the United States. While the full impact of COVID-19 on our business remains uncertain, it could have a material adverse effect on our claim payments, collection of our premiums, product or administrative fee revenues, our investments and our ability to access credit. Additional discussion regarding the impact of COVID-19 can be found elsewhere in this MD&A.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
To preserve our liquidity and financial flexibility and to minimize the effects of the COVID-19 pandemic, we proactively took several actions during 2020, including borrowing under our senior revolving credit facility in March 2020, which was repaid in April 2020; delaying certain tax payments as permitted by the IRS and the CARES Act; and temporarily suspending our share repurchase activity in March 2020, which was resumed in late June 2020. We may take additional actions going forward to maximize our liquidity, including increasing our borrowings from existing or new Federal Home Loan Bank memberships and other available borrowings. We will continue to monitor the market conditions and seek to act in a prudent manner.
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
The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. During recent years, the federal government and various governmental agencies have taken a number of steps to strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide stability and security in the credit markets and to ensure adequate capital in certain financial institutions. Further, in response to the COVID-19 pandemic, the federal government has established a number of programs to provide liquidity to the financial system that provides lending to states, municipalities, and eligible businesses.

A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31			$ Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Sources of Cash:
Net cash provided by operating activities	$10,688	$6,061	$3,827	$4,627	$2,234
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	—	—	1,929	—	(1,929)
Issuance of common stock under Equity Units stock purchase contracts	—	—	1,250	—	(1,250)
Issuances of commercial paper and short- and long-term debt, net of repayments	—	608	—	(608)	608
Issuances of common stock under employee stock plans	176	187	173	(11)	14
Other sources of cash, net	315	—	—	315	—
Total sources of cash	11,179	6,856	7,179	4,323	(323)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(3,433)	(1,919)	—	(1,514)	(1,919)
Repurchase and retirement of common stock	(2,700)	(1,701)	(1,685)	(999)	(16)
Purchases of subsidiaries, net of cash acquired	(1,976)	—	(1,760)	(1,976)	1,760
Purchases of property and equipment	(1,021)	(1,077)	(1,208)	56	131
Repayments of commercial paper and short- and long-term debt, net of issuances	(298)	—	(1,086)	(298)	1,086
Cash dividends	(954)	(818)	(776)	(136)	(42)
Other uses of cash, net	—	(338)	(337)	338	(1)
Total uses of cash	(10,382)	(5,853)	(6,852)	(4,529)	999
Effect of foreign exchange rates on cash and cash equivalents	7	—	(2)	7	2
Net increase in cash and cash equivalents	$804	$1,003	$325	$(199)	$678
Liquidity—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The increase in cash provided by operating activities was primarily due to the impact of the timing of working capital changes. The increase was further due to membership growth in our Government Business segment and higher net income in 2020, excluding the non-cash impact of accrued expenses related to our business optimization initiatives and the BCBSA Litigation.
Other significant changes in sources and uses of cash year-over-year included increases in cash used for acquisitions, net purchases of investments and cash used for repurchase and retirement of common stock.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $31,295 at December 31, 2020. Since December 31, 2019, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $5,168, primarily due to cash generated from operations. This increase was partially offset by cash used for common stock repurchases, acquisitions, purchases of property and equipment and cash dividends paid to shareholders.
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
At December 31, 2020, we held $1,747 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Debt
Periodically, we access capital markets and issue debt (“Notes”) for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 13, “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion, and lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.7% and 39.5% as of December 31, 2020 and 2019, respectively.
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
Future Sources and Uses of Liquidity
We have a shelf registration statement on file with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansions.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. In June 2019, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date from August 2020 to June 2024 and decrease the amount of credit available from $3,500 to $2,500. In June 2019, we also entered into a 364-day senior revolving credit facility (the “364-Day Facility”) with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000. In May 2020, we amended and extended the 364-Day Facility, which now matures in June 2021. Our ability to borrow under these credit facilities is subject to compliance with certain covenants. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of December 31, 2020, we were in compliance with all of our debt covenants. There were no amounts outstanding under the 5-Year Facility or the 364-Day Facility at December 31, 2020.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $300. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At December 31, 2020, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have a $3,500 commercial paper program, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our two senior revolving credit facilities, which provide for combined credit in the amount of $3,500, to redeem any outstanding commercial paper upon maturity. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations. At December 31, 2020, we had $250 outstanding under our commercial paper program.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, collectively (the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2020, we had no outstanding short-term borrowings from the FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $2,505 of dividends will be paid to the parent company during 2021. During 2020, we received $3,618 of dividends from our subsidiaries.
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
On January 26, 2021, our Audit Committee declared a quarterly cash dividend to shareholders of $1.13 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2021 to the shareholders of record as of March 10, 2021.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2020, we had Board authorization of $1,092 to repurchase our common stock. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program.
For additional information regarding our sources and uses of capital, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 13, “Debt” and Note 15, “Capital Stock–Use of Capital–Dividends and Stock Repurchase Program” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2020 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
On-Balance Sheet:
Debt[1]	$31,066	$1,679	$3,953	$17,641	$7,793
Operating leases, including imputed interest[2]	982	197	336	213	236
Investment commitments[3]	20	11	7	1	1
Other long-term liabilities[4]	716	9	284	281	142
Off-Balance Sheet:
Purchase obligations[5]	5,761	975	3,143	1,523	120
Operating leases, including imputed interest[2]	139	6	24	24	85
Investment commitments[6]	1,320	270	448	61	541
Total contractual obligations and commitments	$40,004	$3,147	$8,195	$19,744	$8,918

1Includes estimated interest expense.
2See Note 18, “Leases,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

3Represents low income housing tax credits.
4Primarily consists of reserves for future policy benefits, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Estimated future payments for funded pension benefits have been excluded from this table, as we had no funding requirements under ERISA at December 31, 2020 as a result of the value of the assets in the plans.
5Includes estimated payments for future services under contractual arrangements from third-party service contracts.
6Includes unfunded capital commitments for alternative investments.
The above table does not contain $282 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. For further information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) For Health Organizations Model Act (“RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2020, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 22, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2020. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

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
Investments in fixed maturity securities include corporate securities, which account for 45.4% of our total fixed maturity securities at December 31, 2020 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $998 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,039 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
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
Our other invested assets, reported within our long-term investments, are primarily subject to private market exposures, including private equity, real estate, and private credit investments. These investments are also indirectly subject to market valuation risk, as public market valuations will form a basis for valuations for these investments. Given their illiquid nature, we focus on appropriate sizing of these investments relative to our liquidity needs and risk tolerance. Our risk tolerance is formed by the level of illiquidity and short-term price movements from market valuation risk we are willing to accept relative to the higher long-term expected returns over the life of these investments.
As of December 31, 2020, 6.1% of our marketable investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $156. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $156.
For additional information regarding our investments, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Long-Term Debt
Our total long-term debt at December 31, 2020 consisted of senior unsecured notes, convertible debentures, commercial paper and subordinated surplus notes issued by one of our insurance subsidiaries. At December 31, 2020, the carrying value and estimated fair value of our long-term debt was $20,035 and $24,269, respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
For additional information regarding our long-term debt, see Note 7, “Fair Value” and Note 13, “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2020, we recorded a net asset of $37, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $18 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $18 increase in fair value.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2020, 2019 and 2018

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Anthem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Incurred but Not Paid Claims

Description of the Matter	Medical claims payable was $11,359 million at December 31, 2020, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred based on historical paid claims data, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.
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
To test the Company’s liability for incurred but not paid claims, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims and membership data recorded in the source claims processing and disbursement systems to the data used by management in developing completion and trend factor assumptions and agreeing a sample of incurred and paid claims to source documentation. With the support of actuarial specialists, we analyzed the Company’s completion and trend factor assumptions based on historical claim experience and emerging cost trends, and independently calculated a range of reasonable reserve estimates for comparison to management’s best estimate of the liability for incurred but not paid claims. Additionally, we performed a review of the prior period liabilities for incurred but not paid claims to subsequent claims development.

                                    /s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1944.

Indianapolis, Indiana
February 18, 2021

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,741	$4,937
Fixed maturity securities, current (amortized cost of $22,222 and $19,021; allowance for credit losses of $7 and $0)	23,433	19,676
Equity securities	1,559	1,009
Premium receivables	5,279	5,014
Self-funded receivables	2,849	2,570
Other receivables	2,830	2,807
Other current assets	4,060	3,020
Total current assets	45,751	39,033
Long-term investments:
Fixed maturity securities (amortized cost of $532 and $487; allowance for credit losses of $0 and $0)	562	505
Other invested assets	4,285	4,258
Property and equipment, net	3,483	3,133
Goodwill	21,691	20,500
Other intangible assets	9,405	8,674
Other noncurrent assets	1,438	1,350
Total assets	$86,615	$77,453

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Medical claims payable	$11,359	$8,842
Other policyholder liabilities	4,590	3,050
Unearned income	1,259	1,017
Accounts payable and accrued expenses	5,493	4,198
Short-term borrowings	—	700
Current portion of long-term debt	700	1,598
Other current liabilities	6,052	4,127
Total current liabilities	29,453	23,532
Long-term debt, less current portion	19,335	17,787
Reserves for future policy benefits	794	759
Deferred tax liabilities, net	2,019	2,227
Other noncurrent liabilities	1,815	1,420
Total liabilities	53,416	45,725

Commitments and contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 245,401,430 and 252,922,161	3	3
Additional paid-in capital	9,244	9,448
Retained earnings	23,802	22,573
Accumulated other comprehensive income (loss)	150	(296)
Total shareholders’ equity	33,199	31,728
Total liabilities and shareholders’ equity	$86,615	$77,453
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2020	2019	2018
Revenues
Premiums	$104,109	$94,173	$85,421
Product revenue	10,384	2,760	—
Administrative fees and other revenue	6,315	6,208	5,920
Total operating revenue	120,808	103,141	91,341
Net investment income	877	1,005	970
Net realized gains (losses) on financial instruments	182	67	(206)
Total revenues	121,867	104,213	92,105
Expenses
Benefit expense	88,045	81,786	71,895
Cost of products sold	8,953	1,992	—
Selling, general and administrative expense	17,450	13,364	14,020
Interest expense	784	746	753
Amortization of other intangible assets	361	338	358
Loss on extinguishment of debt	36	2	11
Total expenses	115,629	98,228	87,037
Income before income tax expense	6,238	5,985	5,068
Income tax expense	1,666	1,178	1,318
Net income	$4,572	$4,807	$3,750
Net income per share
Basic	$18.23	$18.81	$14.53
Diluted	$17.98	$18.47	$14.19
Dividends per share	$3.80	$3.20	$3.00

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2020	2019	2018
Net income	$4,572	$4,807	$3,750
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	428	680	(418)
Change in non-credit component of impairment losses on investments	—	—	(2)
Change in net unrealized gains/losses on cash flow hedges	12	(16)	37
Change in net periodic pension and postretirement costs	(1)	26	(90)
Foreign currency translation adjustments	7	—	(1)
Other comprehensive income (loss)	446	690	(474)
Total comprehensive income	$5,018	$5,497	$3,276

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2020	2019	2018
Operating activities
Net income	$4,572	$4,807	$3,750
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on financial instruments	(182)	(67)	206
Depreciation and amortization	1,154	1,133	1,132
Deferred income taxes	(540)	81	91
Impairment of property and equipment	198	—	—
Share-based compensation	283	294	226
Changes in operating assets and liabilities:
Receivables, net	(256)	(1,053)	(695)
Other invested assets	(32)	(48)	(1)
Other assets	(283)	(170)	(26)
Policy liabilities	3,528	1,826	(1,059)
Unearned income	202	115	(36)
Accounts payable and other liabilities	1,978	(445)	97
Income taxes	72	(325)	323
Other, net	(6)	(87)	(181)
Net cash provided by operating activities	10,688	6,061	3,827
Investing activities
Purchases of investments	(19,492)	(22,954)	(9,671)
Proceeds from sale of investments	11,318	18,598	9,662
Maturities, calls and redemptions from investments	4,741	2,437	1,938
Changes in securities lending collateral	(849)	254	(149)
Purchases of subsidiaries, net of cash acquired	(1,976)	—	(1,760)
Purchases of property and equipment	(1,021)	(1,077)	(1,208)
Other, net	(45)	(50)	(71)
Net cash used in investing activities	(7,324)	(2,792)	(1,259)
Financing activities
Net repayments of commercial paper borrowings	(150)	(297)	(107)
Proceeds from long-term borrowings	2,484	2,473	835
Repayments of long-term borrowings	(1,932)	(1,123)	(1,684)
Proceeds from short-term borrowings	970	7,590	9,120
Repayments of short-term borrowings	(1,670)	(8,035)	(9,250)
Changes in securities lending payable	849	(254)	150
Proceeds from issuance of common stock under Equity Units stock purchase contracts	—	—	1,250
Repurchase and retirement of common stock	(2,700)	(1,701)	(1,685)
Cash dividends	(954)	(818)	(776)
Proceeds from issuance of common stock under employee stock plans	176	187	173
Taxes paid through withholding of common stock under employee stock plans	(128)	(84)	(81)
Other, net	488	(204)	(186)
Net cash used in financing activities	(2,567)	(2,266)	(2,241)
Effect of foreign exchange rates on cash and cash equivalents	7	—	(2)
Change in cash and cash equivalents	804	1,003	325
Cash and cash equivalents at beginning of year	4,937	3,934	3,609
Cash and cash equivalents at end of year	$5,741	$4,937	$3,934

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2018	256.1	$3	$8,547	$18,374	$(421)	$26,503
Net income	—	—	—	3,750	—	3,750
Other comprehensive loss	—	—	—	—	(474)	(474)
Issuance of common stock under Equity Units stock purchase contracts	6.0	—	1,250	—	—	1,250
Premiums for and settlement of equity options	—	—	1	—	—	1
Repurchase and retirement of common stock	(6.8)	—	(243)	(1,442)	—	(1,685)
Dividends and dividend equivalents	—	—	—	(785)	—	(785)
Issuance of common stock under employee stock plans, net of related tax benefits	2.1	—	318	—	—	318
Convertible debenture conversions	—	—	(337)	—	—	(337)
Adoption of Accounting Standards Update No. 2018-02	—	—	—	91	(91)	—
December 31, 2018	257.4	3	9,536	19,988	(986)	28,541
Adoption of Accounting Standards Update No. 2016-02	—	—	—	26	—	26
January 1, 2019	257.4	3	9,536	20,014	(986)	28,567
Net income	—	—	—	4,807	—	4,807
Other comprehensive income	—	—	—	—	690	690
Repurchase and retirement of common stock	(6.3)	—	(275)	(1,426)	—	(1,701)
Dividends and dividend equivalents	—	—	—	(822)	—	(822)
Issuance of common stock under employee stock plans, net of related tax benefits	1.8	—	396	—	—	396
Convertible debenture conversions	—	—	(209)	—	—	(209)
December 31, 2019	252.9	3	9,448	22,573	(296)	31,728
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(35)	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	31,693
Net income	—	—	—	4,572	—	4,572
Other comprehensive income	—	—	—	—	446	446
Repurchase and retirement of common stock	(9.4)	—	(353)	(2,347)	—	(2,700)
Dividends and dividend equivalents	—	—	—	(961)	—	(961)
Issuance of common stock under employee stock plans, net of related tax benefits	1.9	—	330	—	—	330
Convertible debenture repurchases and conversions	—	—	(181)	—	—	(181)
December 31, 2020	245.4	$3	$9,244	$23,802	$150	$33,199

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 43 medical members through our affiliated health plans as of December 31, 2020. We offer a broad spectrum of network-based managed care plans to Large Group, Small Group, Individual, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations (“PPOs”); Health Maintenance Organizations (“HMOs”); Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management (“PBM”), dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, in the second quarter of 2019, we began providing PBM services through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Anthem and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar (“USD”). We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $170 and $215 at December 31, 2020 and 2019, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
Investments: We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
Prior to 2020, our fixed maturity securities were evaluated for other-than-temporary impairment where credit-related impairments were presented within the other-than-temporary impairment losses recognized in our consolidated statements of income with an adjustment to the security’s amortized cost basis. Effective January 1, 2020, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in accumulated other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.
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
In accordance with the Financial Accounting Standards Board (“FASB”) guidance, the changes in fair value of our marketable equity securities are recognized in our results of operations within net realized gains and losses on financial instruments.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $146 and $237 at December 31, 2020 and 2019, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $54 and $46 at December 31, 2020 and 2019, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, other government receivables and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $374 and $242 at December 31, 2020 and 2019, respectively.
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

Anthem, Inc.
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
FASB guidance allows for qualitative assessments of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of a goodwill impairment analysis and whether it is more likely than not that an indefinite-lived intangible asset is impaired for purposes of an indefinite-lived intangible asset impairment analysis. Estimated fair values developed based on our assumptions and judgments might be different if other reasonable assumptions and estimates were to be used. Qualitative analysis involves assessing situations and developments that could affect key drivers used to evaluate whether the fair value of our goodwill and indefinite-lived intangible assets are impaired. Our procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors, and entity specific events.
Quantitative analysis must be performed if qualitative analyses are not conclusive. Entities also have the option to bypass the assessment of qualitative factors and proceed directly to performing quantitative analyses. Fair value for purposes of a quantitative goodwill impairment test is calculated using a blend of the projected income and market valuation approaches. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted-average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations include market comparisons to publicly traded companies in our industry and are based on observed multiples of certain measures including revenue; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and book value of invested capital.
A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of one step. The fair value of a reporting unit is determined and compared to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. This goodwill impairment loss is equal to the excess of the reporting unit’s carrying amount over its fair value.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
in interest rates or to hedge, on an economic basis, interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.
All investments in derivatives are recorded as assets or liabilities at fair value. If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. Amounts excluded from the assessment of hedge effectiveness, if any, are reported in results of operations immediately. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change. Cash flows associated with the settlement of non-designated derivatives are shown on a net basis in investing activity in our consolidated statements of cash flow.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2020, we believe there were no material concentrations of credit risk with any individual counterparty.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are projected by estimating the claims expense for those months based on recent claims expense levels and healthcare trend levels (“trend factors”).
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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2020 or 2019.
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
 Other Policyholder Liabilities: Other policyholder liabilities include rate stabilization reserves associated with retrospectively rated insurance contracts and certain case-specific reserves. Other policyholder liabilities also include liabilities for premium refunds based upon the minimum medical loss ratio (“MLR”), the relative health risk of members, and other contractual or regulatory requirements. Rate stabilization reserves represent accumulated premiums that exceed what customers owe us based on actual claim experience. The timing of payment of these retrospectively rated refunds is based on the contractual terms with our customers and can vary from period to period based on the specific contractual requirements.
We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively the “ACA”). If we do not meet or

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by subsidiary, state and applicable line of business (Large Group, Small Group, Individual and Medicare) in accordance with regulations issued by the Department of Health and Human Services (“HHS”). Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
We follow HHS guidelines for determining the types of expenses that may be included in our minimum MLR rebate calculations, which differ from benefit expense and premiums as reported in our consolidated financial statements prepared in conformity with GAAP. Certain amounts reported as expense in our consolidated GAAP financial statements may be reported as a reduction of premiums in accordance with HHS regulations. In addition, profit amounts included in our payments to third-party administrative service providers are recorded as benefit expense in our consolidated GAAP financial statements, while HHS does not allow for the inclusion of these expenses within the medical loss expense for purposes of calculating minimum MLR.
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
Product revenue includes revenue for services performed by our IngenioRx PBM for unaffiliated PBM customers. Unaffiliated PBM customers include our self-funded groups that have contracted with IngenioRx for PBM services and, beginning on January 1, 2020, third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation. Product revenue for PBM services is recognized using the gross method at the negotiated contract price when IngenioRx has concluded that it is the principal and it controls the services before prescription drugs are transferred to the customer. IngenioRx determined it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicate IngenioRx is primarily responsible for fulfilling the promise to provide PBM services. Product revenue includes ingredient costs (net of any rebates or discounts), including any co-payments made by or on behalf of the customer, and administrative fees. IngenioRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at December 31, 2020. Revenue recognized in 2020 and 2019 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Small Group markets, we offer products through state or federally facilitated marketplaces, or public exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image are expensed when first aired. Total advertising and marketing expense was $558, $467 and $385 for the years ended December 31, 2020, 2019 and 2018, respectively.
Health Insurance Provider Fee: The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks, which has been permanently repealed effective January 1, 2021. The HIP Fee was allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. We recorded our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that was amortized on a straight-line basis to selling, general and administrative expense. The final calculation and payment of the annual HIP Fee was due by September 30th of each fee year. The HIP Fee was non-deductible for federal income tax purposes. Our affected products were priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee when it was in effect. The total amount due from allocations to health insurers was $14,300 for 2018. The HIP Fee was suspended for 2019, resumed and increased to $15,523 for 2020 and has been permanently eliminated beginning in 2021. For the years ended December 31, 2020 and 2018, we recognized $1,570 and $1,544, respectively, as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2019 due to the suspension of the HIP Fee for 2019.
Leases: We lease office space and certain computer and related equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid by using the lease term, any amounts probable of being owed under any residual value guarantees and the discount rate determined at lease commencement. As our leases do not generally provide an implicit rate, we use our incremental secured borrowing rate commensurate with the underlying lease terms to determine the present value of our lease payments. Our lease liabilities may include amounts for options to extend or terminate a lease when it is reasonably certain that we will exercise that option. We recognize operating right-of-use (“ROU”) assets at an amount equal to the lease liability adjusted for prepaid or accrued rent, the remaining balance of any lease incentives and unamortized initial direct costs.
The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU assets are reported in other noncurrent assets on our consolidated balance sheets. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in selling, general and administrative expense on our

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
consolidated statements of income. For our office space leases, we account for the lease and non-lease components (such as common area maintenance) as a single lease component. We also do not recognize a lease liability or ROU asset for our office space leases whose lease terms, at commencement, are twelve months or less and that do not include a purchase option or option to extend that we are reasonably certain to exercise.
We assess our ROU assets for impairment when there are indicators and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. During 2020, we recorded $258 for impairment and abandonment of ROU assets. See Note 18, “Leases” for additional information about the ROU asset impairment and abandonment charges.
Earnings per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share may include the dilutive effect of stock options, restricted stock, convertible debentures and Equity Units, using the treasury stock method. See Note 13, “Debt,” for a description of our Equity Units. The treasury stock method assumes exercise of stock options and vesting of restricted stock, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Recently Adopted Accounting Guidance: The FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) in January 2021, and Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) in March 2020. ASU 2021-01 and ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. We adopted ASU 2021-01 on January 7, 2021 and ASU 2020-04 on November 2, 2020, and the adoptions did not have an impact on our consolidated financial position, results of operations or cash flows.
In November 2019, the FASB issued Accounting Standards Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. In May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13") and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 requires a cumulative-effect adjustment to the opening balance of retained earnings on the balance sheet at the date of adoption and a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative-effect adjustment of $35 to our opening retained earnings for credit related allowances on receivables. The adoption did not have an impact on our consolidated statements of income or cash flows.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendments in ASU 2018-15 require implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The amendments also require an entity to disclose the nature of its hosting arrangements and adhere to certain presentation requirements in its balance sheet, income statement and statement of cash flows. We adopted ASU 2018-15 on January 1, 2020 using a prospective approach for all implementation costs incurred after the date of adoption, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation—Retirement Benefits - Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in ASU 2018-14 eliminate, add, and modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. We adopted the disclosure requirements of ASU 2018-14 on December 31, 2020, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments became effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for either the entirety of ASU 2018-13 or only the provisions that eliminate or modify disclosure requirements. We early adopted the provisions that eliminate and modify disclosure requirements, on a retrospective basis, effective in our 2018 Annual Report on Form 10-K. We adopted the new disclosure requirements on January 1, 2020, on a prospective basis.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This update removes Step 2 of the goodwill impairment test under the then-existing guidance, which required a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted ASU 2017-04 on January 1, 2020, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Guidance Not Yet Adopted: In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We are currently evaluating the effects the adoption of ASU 2020-11 and ASU 2018-12 will have on our consolidated financial position, results of operations, cash flows, and related disclosures.
In October 2020, the FASB issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”). The amendments clarify when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. ASU 2020-08 is effective for interim and annual reporting periods beginning

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
after December 15, 2020, with early adoption permitted. Upon adoption, the amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We adopted ASU 2020-08 on January 1, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments are effective for our annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020. The guidance can be applied on a full retrospective basis to all periods presented or a modified retrospective basis with a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. We are currently evaluating the effects the adoption of ASU 2020-06 will have on our consolidated financial statements and disclosures.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for our annual reporting periods beginning after December 15, 2020, with early adoption permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. We adopted ASU 2019-12 on January 1, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2020 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.

3. Business Acquisitions
Pending Acquisition of MMM Holdings LLC and Affiliates
On February 2, 2021, we announced our entrance into an agreement with InnovaCare Health, L.P. to acquire its Puerto Rico-based subsidiaries, including MMM Holdings, LLC (“MMM”) and its Medicare Advantage plan MMM Healthcare, LLC, Medicaid plan and other affiliated companies. MMM is an integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close by the end of the second quarter of 2021 and is subject to standard closing conditions and customary approvals.
Beacon Health Options, Inc.
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc. (“Beacon”) the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligned with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the preliminary fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary goodwill of $1,072 at December 31, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
our stated intentions and strategy. As of December 31, 2020, the initial accounting for the acquisition has not been finalized. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will continue to be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from Beacon includes $752 of other intangible assets at December 31, 2020, which primarily consist of finite-lived customer relationships with amortization periods ranging from 9 to 21 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following February 28, 2020. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
4.    Business Optimization Initiatives
During 2020, our management introduced enterprise-wide initiatives to optimize our business and, as a result, we recorded a charge of $653 in selling, general and administrative expenses. This charge includes $258 for impairment and abandonment of operating-lease related right-of-use assets, $198 for impairment and abandonment of property and equipment and $197 for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce. The charges recognized in the Commercial & Specialty Business, Government Business, IngenioRx and Other segments in 2020, were $311, $205, $4 and $133, respectively. See also Note 20, “Segment Information”. We expect most of the employee termination costs to be paid by the end of 2021. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint.
A summary of the employee termination costs activity for the year ended December 31, 2020 and ending balance at December 31, 2020 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Costs incurred in 2020	$96	$92	$1	$8	$197
Payments made in 2020	(4)	(4)	—	(2)	(10)
Total liabilities for employee termination costs ending balance at December 31, 2020	$92	$88	$1	$6	$187

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
5. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2020 and 2019 is as follows:

							Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive Loss
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2020:
Fixed maturity securities:
United States Government securities	$765	$11	$(2)	$—	$—	$774	$—
Government sponsored securities	63	6	—	—	—	69	—
Foreign government securities	290	17	(2)	—	—	305	—
States, municipalities and political subdivisions, tax-exempt	5,185	395	(1)	—	—	5,579	—
Corporate securities	10,233	697	(20)	(11)	(7)	10,892	(1)
Residential mortgage-backed securities	4,208	154	(8)	(9)	—	4,345	(2)
Commercial mortgage-backed securities	73	3	(1)	(3)	—	72	—
Other securities	1,937	33	(5)	(6)	—	1,959	—
Total fixed maturity securities	$22,754	$1,316	$(39)	$(29)	$(7)	$23,995	$(3)
December 31, 2019
Fixed maturity securities:
United States Government securities	$524	$4	$(3)	$—	$—	$525	$—
Government sponsored securities	136	5	—	—	—	141	—
States, municipalities and political subdivisions, tax-exempt	4,592	262	(3)	—	—	4,851	—
Corporate securities	8,870	339	(9)	(15)	—	9,185	(3)
Residential mortgage-backed securities	3,654	87	(6)	(3)	—	3,732	—
Commercial mortgage-backed securities	84	2	—	—	—	86	—
Other securities	1,648	21	(3)	(5)	—	1,661	—
Total fixed maturity securities	$19,508	$720	$(24)	$(23)	$—	$20,181	$(3)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
For fixed maturity securities in an unrealized loss position at December 31, 2020 and 2019, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2020:
Fixed maturity securities:
United States Government securities	27	$301	$(2)	—	$—	$—
Government sponsored securities	—	—	—	1	—	—
Foreign government securities	55	35	(2)	9	4	—
States, municipalities and political subdivisions, tax-exempt	36	57	(1)	1	3	—
Corporate securities	646	765	(20)	150	169	(11)
Residential mortgage-backed securities	224	442	(8)	90	110	(9)
Commercial mortgage-backed securities	6	16	(1)	3	4	(3)
Other securities	207	509	(5)	79	179	(6)
Total fixed maturity securities	1,201	$2,125	$(39)	333	$469	$(29)
December 31, 2019
Fixed maturity securities:
United States Government securities	27	$250	$(3)	2	$1	$—
Government sponsored securities	14	12	—	3	1	—
States, municipalities and political subdivisions, tax-exempt	114	306	(3)	14	11	—
Corporate securities	386	558	(9)	224	286	(15)
Residential mortgage-backed securities	321	635	(6)	189	237	(3)
Commercial mortgage-backed securities	1	3	—	4	8	—
Other securities	166	415	(3)	113	358	(5)
Total fixed maturity securities	1,029	$2,179	$(24)	549	$902	$(23)
Below are discussions by security type for unrealized losses and credit losses as of December 31, 2020:
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment, energy, and basic materials sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of December 31, 2020. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the year ended December 31, 2020:

Year Ended December 31, 2020	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	64	1	65
Securities sold during the period	(17)	(1)	(18)
Decreases to the allowance for credit losses on securities	(40)	—	(40)
Total allowance for credit losses	$7	$—	$7
The amortized cost and fair value of fixed maturity securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$592	$595
Due after one year through five years	5,981	6,261
Due after five years through ten years	6,874	7,296
Due after ten years	5,026	5,426
Mortgage-backed securities	4,281	4,417
Total fixed maturity securities	$22,754	$23,995
Equity Securities
A summary of current equity securities at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Equity Securities:
Exchange traded funds	$1,154	$44
Fixed maturity mutual funds	144	643
Common equity securities	201	237
Private equity securities	60	85
Total	$1,559	$1,009

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Investment Income
The major categories of net investment income for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Fixed maturity securities	$725	$721	$681
Equity securities	71	100	86
Cash equivalents	28	64	51
Other	91	149	193
Investment income	915	1,034	1,011
Investment expense	(38)	(29)	(41)
Net investment income	$877	$1,005	$970
Investment Gains
Net realized investment gains/losses and the net change in unrealized appreciation/depreciation on investments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$175	$125	$85
Gross realized losses from sales	(105)	(59)	(116)
Impairment losses recognized in income	(7)	(13)	(9)
Net realized gains (losses) from sales of fixed maturity securities	63	53	(40)
Equity securities:
Gross realized gains	269	147	77
Gross realized losses	(75)	(84)	(276)
Net realized gains (losses) on equity securities	194	63	(199)
Other investments:
Gross realized gains from sales	18	3	27
Gross realized losses from sales	—	(1)	—
Impairment losses recognized in income	(91)	(34)	(17)
Net realized gains (losses) from sales of other investments	(73)	(32)	10
Net realized gains (losses) on investments	184	84	(229)

Change in net unrealized gains (losses) on investments:
Fixed maturity securities	575	874	(529)
Equity securities	—	—	—
Other investments	(5)	—	5
Total change in net unrealized gains (losses) on investments	570	874	(524)
Deferred income tax (expense) benefit	(142)	(194)	106
Change in net unrealized gains (losses) on investments	428	680	(418)

Net realized gains (losses) on investments and change in net unrealized gains (losses) on investments	$612	$764	$(647)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The gains and losses related to equity securities for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019	2018
Net realized gains (losses) recognized on equity securities	$194	$63	$(199)
Less: Net realized (gains) losses recognized on equity securities sold during the period	(61)	(39)	57
Unrealized gains (losses) recognized in income on equity securities still held at December 31	$133	$24	$(142)
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
Proceeds from sales, maturities, calls or redemptions of fixed maturity securities and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2020	2019	2018
Proceeds	$11,122	$8,351	$8,380
Gross realized gains	175	125	85
Gross realized losses	(105)	(59)	(116)
A significant judgment in the valuation of investments is the determination of when a credit loss has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain credit declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the extent to which the fair value is less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in fair value, (iv) our intent to sell or the likelihood that we will need to sell a fixed maturity security before recovery of its amortized cost basis, (v) whether the debtor is current on interest and principal payments, (vi) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vii) general market conditions and industry or sector specific factors. For securities that are deemed to be credit impaired, an allowance is created.
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
At December 31, 2020 and 2019, there were no individual investments that exceeded 10% of shareholders’ equity.
At December 31, 2020 and 2019, there were three and zero, respectively, fixed maturity investments that did not produce income during the years then ended.
As of December 31, 2020 and 2019, we had committed approximately $1,320 and $999, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2020 and 2019, securities with carrying values of approximately $562 and $505, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $1,199 and $351 at December 31, 2020 and 2019, respectively. The value of the collateral represented 102% and 103% of the market value of the securities on loan at December 31, 2020 and 2019, respectively.
The remaining contractual maturities of our securities lending transactions at December 31, 2020 is as follows:

Overnight and Continuous
Securities lending transactions
Cash	$1,056
United States Government securities	143
Total	$1,199

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
6. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2020 and 2019, we had received collateral of $37 and $22, respectively, related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2020 and 2019 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2020
Hedging instruments
Interest rate swaps - fixed to floating	$575	Other assets/other liabilities	$37	$—

Non-hedging instruments
Interest rate swaps	27	Equity securities	—	—
Futures	183	Equity securities	6	(5)
Subtotal non-hedging	210	Subtotal non-hedging	6	(5)
Total derivatives	$785	Total derivatives	43	(5)
		Amounts netted	—	—
		Net derivatives	$43	$(5)

December 31, 2019
Hedging instruments
Interest rate swaps - fixed to floating	$1,200	Other assets/other liabilities	$22	$(1)

Non-hedging instruments
Interest rate swaps	1	Equity securities	—	—
Futures	134	Equity securities	1	—
Subtotal non-hedging	135	Subtotal non-hedging	1	—
Total derivatives	$1,335	Total derivatives	23	(1)
		Amounts netted	(1)	1
		Net derivatives	$22	$—

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the LIBOR. A summary of our outstanding fair value hedges at December 31, 2020 and 2019 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2020	2019
Interest rate swap	2020	$75	$—	4.101%	September 1, 2027
Interest rate swap	2018	50	50	4.101	September 1, 2027
Interest rate swap	2018	450	450	3.300	January 15, 2023
Interest rate swap	2018	—	90	4.350	August 15, 2020
Interest rate swap	2017	—	50	4.350	August 15, 2020
Interest rate swap	2015	—	200	4.350	August 15, 2020
Interest rate swap	2014	—	150	4.350	August 15, 2020
Interest rate swap	2013	—	10	4.350	August 15, 2020
Interest rate swap	2012	—	200	4.350	August 15, 2020
Total notional amount outstanding		$575	$1,200
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2020 and 2019:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2020	2019	2020	2019
Current portion of long term-debt	$700	$1,598	$37	$22
Long-term debt	19,335	17,787	—	(1)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. During 2020, swaps in the notional amount of $725 were terminated. All swaps have expired or were terminated as of December 31, 2020.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive income (loss), net of tax, was $250 and $262 at December 31, 2020 and 2019, respectively. As of December 31, 2020, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $14. No amounts were excluded from effectiveness testing.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of the effect of cash flow hedges in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Hedge Loss Recognized in Other Comprehensive Income (Loss)	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Income (Loss)	Hedge Loss Reclassified from Accumulated Other Comprehensive Income (Loss)
Type of Cash Flow Hedge
Year ended December 31, 2020
Forward starting pay fixed swaps	$—	Interest expense	$(15)
Year ended December 31, 2019
Forward starting pay fixed swaps	(35)	Interest expense	(15)
Year ended December 31, 2018
Forward starting pay fixed swaps	(33)	Interest expense	(14)
Income Statement Relationship of Fair Value and Cash Flow Hedging
A summary of the relationship between the effects of fair value and cash flow hedges on the total amount of income and expense presented in our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020		2019		2018
	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense	Net Realized Gains (Losses) on Financial Instruments	Interest Expense
Total amount of income or expense in the income statement in which the effects of fair value or cash flow hedges are recorded	$182	$(784)	$67	$(746)	$(206)	$(753)

Gain (loss) on fair value hedging relationships:
Interest rate swaps:
Hedged items	—	(15)	—	2	—	—
Derivatives designated as hedging instruments	—	15	—	(2)	—	—

Loss on cash flow hedging relationships:
Forward starting pay fixed swaps:
Amount of loss reclassified from accumulated other comprehensive loss into net income	—	(15)	—	(15)	—	(14)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2020
Interest rate swaps	Net realized gains (losses) on financial instruments	$(1)
Options	Net realized gains (losses) on financial instruments	(5)
Futures	Net realized gains (losses) on financial instruments	4
Total		$(2)
Year ended December 31, 2019
Interest rate swaps	Net realized gains (losses) on financial instruments	$1
Options	Net realized gains (losses) on financial instruments	(8)
Futures	Net realized gains (losses) on financial instruments	(10)
Total		$(17)
Year ended December 31, 2018
Interest rate swaps	Net realized gains (losses) on financial instruments	$14
Options	Net realized gains (losses) on financial instruments	1
Futures	Net realized gains (losses) on financial instruments	8
Total		$23

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
Mutual funds: Fair values are based on quoted market prices, which represent the net asset value (“NAV”) of the shares held.
Partnership investments: Fair values are estimated based on the plan’s proportionate share of the undistributed partners’ capital as reported in audited financial statements of the partnership. In accordance with FASB guidance, certain investments that are measured at fair value using the NAV per share as a practical expedient have been classified in the fair value hierarchy. The fair value amounts presented are intended to permit reconciliation of the fair value hierarchy to the total investments of the master trust.
Commingled fund: Fair value is based on NAV per fund share, primarily derived from the quoted prices in active markets on the underlying equity securities.

Contract with insurance company: Fair value of the contract in the insurance company general investment account is determined by the insurance company based on the fair value of the underlying investments of the account.
Investment in DOL 103-12 trust: Fair value is based on the plan’s proportionate share of the fair value of investments held by the trust, qualified as a Department of Labor Regulation 2520.103-12 entity (“DOL 103-12 trust”) as reported in the audited financial statements of the trust, where the trustee applies fair value measurements to the underlying investments of the trust.
Life insurance contracts: Fair value is based on the cash surrender value of the policies as reported by the insurer.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 is as follows:

	Level I	Level II	Level III	Total
December 31, 2020
Assets:
Cash equivalents	$3,163	$—	$—	$3,163
Fixed maturity securities, available-for-sale:
United States Government securities	—	774	—	774
Government sponsored securities	—	69	—	69
Foreign government securities	—	305	—	305
States, municipalities and political subdivisions, tax-exempt	—	5,579	—	5,579
Corporate securities	—	10,567	325	10,892
Residential mortgage-backed securities	—	4,343	2	4,345
Commercial mortgage-backed securities	—	72	—	72
Other securities	—	1,954	5	1,959
Total fixed maturity securities, available-for-sale	—	23,663	332	23,995
Equity securities:
Exchange traded funds	1,154	—	—	1,154
Fixed maturity mutual funds	—	144	—	144
Common equity securities	171	30	—	201
Private equity securities	—	—	60	60
Total equity securities	1,325	174	60	1,559
Securities lending collateral	—	1,199	—	1,199
Derivatives	—	43	—	43
Total assets	$4,488	$25,079	$392	$29,959
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

December 31, 2019
Assets:
Cash equivalents	$2,015	$—	$—	$2,015
Fixed maturity securities, available-for-sale:
United States Government securities	—	525	—	525
Government sponsored securities	—	141	—	141
States, municipalities and political subdivisions, tax-exempt	—	4,851	—	4,851
Corporate securities	—	8,882	303	9,185
Residential mortgage-backed securities	—	3,730	2	3,732
Commercial mortgage-backed securities	—	86	—	86
Other securities	—	1,654	7	1,661
Total fixed maturity securities, available-for-sale	—	19,869	312	20,181
Equity securities:
Exchange traded funds	44	—	—	44
Fixed maturity mutual funds	—	643	—	643
Common equity securities	206	31	—	237
Private equity securities	—	—	85	85
Total equity securities	250	674	85	1,009
Securities lending collateral	—	353	—	353
Derivatives	—	23	—	23
Total assets	$2,265	$20,919	$397	$23,581
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Year ended December 31, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total gains (losses):
Recognized in net income	(3)	—	—	(19)	(22)
Recognized in accumulated other comprehensive income	(5)	—	—	—	(5)
Purchases	85	—	—	16	101
Sales	(19)	—	—	(22)	(41)
Settlements	(44)	—	(2)	—	(46)
Transfers into Level III	10	—	—	—	10
Transfers out of Level III	(2)	—	—	—	(2)
Ending balance at December 31, 2020	$325	$2	$5	$60	$392
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2020	$—	$—	$—	$(19)	$(19)

Year ended December 31, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total gains (losses):
Recognized in net income	(7)	—	—	(6)	(13)
Recognized in accumulated other comprehensive loss	3	—	—	—	3
Purchases	122	—	2	65	189
Sales	(22)	—	—	(79)	(101)
Settlements	(71)	(2)	(6)	—	(79)
Transfers into Level III	—	—	3	2	5
Transfers out of Level III	(9)	(2)	(9)	(210)	(230)
Ending balance at December 31, 2019	$303	$2	$7	$85	$397
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2019	$—	$—	$—	$6	$6

Year ended December 31, 2018
Beginning balance at January 1, 2018	$229	$5	$16	$287	$537
Total gains (losses):
Recognized in net income	1	—	—	(229)	(228)
Recognized in accumulated other comprehensive loss	(5)	—	—	—	(5)
Purchases	120	2	18	290	430
Sales	(33)	—	(1)	(35)	(69)
Settlements	(88)	(1)	(10)	—	(99)
Transfers into Level III	65	—	9	—	74
Transfers out of Level III	(2)	—	(15)	—	(17)
Ending balance at December 31, 2018	$287	$6	$17	$313	$623
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2018	$—	$—	$—	$30	$30
There were no individually material transfers into or out of Level III during the years ended December 31, 2020, 2019 or 2018.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Beacon on February 28, 2020. The preliminary values of net assets acquired in our acquisition of Beacon and resulting goodwill and other intangible assets were recorded at fair

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
value primarily using Level III inputs. The majority of Beacon’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2020 or 2019.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2020, 2019 or 2018.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value on the consolidated balance sheets:
Other invested assets: Other invested asset primarily include our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term debt—senior unsecured notes and surplus notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities.
Long-term debt—convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2020 and 2019 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2020
Assets:
Other invested assets	$4,285	$—	$—	$4,285	$4,285
Liabilities:
Debt:
Commercial paper	250	—	250	—	250
Notes	19,677	—	23,307	—	23,307
Convertible debentures	108	—	712	—	712

December 31, 2019
Assets:
Other invested assets	$4,258	$—	$—	$4,258	$4,258
Liabilities:
Debt:
Short-term borrowings	700	—	700	—	700
Commercial paper	400	—	400	—	400
Notes	18,840	—	20,470	—	20,470
Convertible debentures	145	—	904	—	904

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
The components of deferred income taxes at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred income tax assets:
Accrued expenses	$588	$331
Bad debt reserves	143	89
Insurance reserves	187	139
Lease liabilities	204	180
Retirement liabilities	205	216
Deferred compensation	31	28
Federal and state operating loss carryforwards	274	124
Other	113	71
Subtotal	1,745	1,178
Less: valuation allowance	(84)	(45)
Total deferred income tax assets	1,661	1,133
Deferred income tax liabilities:
Federal and state intangible assets	2,073	1,999
Capitalized software	670	554
Depreciation and amortization	37	62
Investment basis	407	230
Retirement assets	260	249
Lease right-of-use asset	131	164
Prepaid expenses	102	102
Total deferred income tax liabilities	3,680	3,360
Net deferred income tax liabilities	$2,019	$2,227
In the table above, certain amounts for the year ended December 31, 2019 have been reclassified from a net to gross presentation to more fully reflect the federal and state tax effects by type of temporary difference. This reclassification does not impact amounts presented in the financial statements.
As of December 31, 2020, the Company’s undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded.
Significant components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	2020	2019	2018
Current tax expense:
Federal	$1,731	$1,019	$1,128
State and local	461	84	78
Total current tax expense	2,192	1,103	1,206
Deferred tax (benefit) expense	(526)	75	112
Total income tax expense	$1,666	$1,178	$1,318

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
State and local current tax expense is reported gross of federal benefit, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included in multiple lines in the following rate reconciliation table on a net of federal tax basis.
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,310	21.0%	$1,257	21.0%	$1,064	21.0%
State and local income taxes net of federal tax expense/benefit	235	3.8	138	2.3	63	1.2
Tax exempt interest and dividends received deduction	(22)	(0.4)	(24)	(0.4)	(27)	(0.5)
HIP fee	330	5.3	—	—	324	6.4
Basis adjustments from recent acquisitions	(110)	(1.8)	—	—	(28)	(0.6)
Tax Cuts and Jobs Act	—	—	—	—	(28)	(0.6)
Other, net	(77)	(1.2)	(193)	(3.2)	(50)	(0.9)
Total income tax expense	$1,666	26.7%	$1,178	19.7%	$1,318	26.0%
During the year ended December 31, 2020, we recognized income tax expense of $1,666, or $6.55 per diluted share, which included income tax expense of $330, or $1.30 per diluted share as a result of the non-tax deductibility of the HIP Fee payment, which was reinstated for 2020.
During the year ended December 31, 2019, we recognized income tax expense of $1,178, or $4.53 per diluted share. The HIP Fee payment was suspended for 2019.
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
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Balance at January 1	$146	$241
Additions based on:
Tax positions related to current year	76	1
Tax positions related to prior years	40	—
Reductions based on:
Tax positions related to prior years	(13)	(63)
Settlements with taxing authorities	—	(33)
Balance at December 31	$249	$146
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $227 and $140 at December 31, 2020 and 2019, respectively. Also included in the table above, at December 31, 2020, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. In addition to the contingent liabilities included in the table above, during 2017 we filed protective state income tax refund claims of approximately $310. There were no equivalent protective state income tax refund claims filed in 2020, 2019, or 2018.
For the year ended December 31, 2020, we recognized a net interest expense of $7. For the years ended December 31, 2019 and 2018, we recognized a net interest (benefit) expense of $(11) and $15, respectively. We had accrued approximately $33 and $26 for the payment of interest at December 31, 2020 and 2019, respectively.
As of December 31, 2020, as further described below, certain tax years remain open to examination by the Internal Revenue Service (“IRS”) and various state and local authorities. As a result of these examinations and discussions with taxing agencies, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately ($15) to ($147).
We are a member of the IRS Compliance Assurance Process (“CAP”). The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2020, the IRS examination of our 2020 and 2019 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in selling, general and administrative expense.
At December 31, 2020, we had federal net operating loss carryforwards of $40 that will expire beginning 2033 through 2037 and $7 that have an indefinite carryforward period; state net operating loss carryforwards expire beginning 2022 through 2040, with some having an indefinite carryforward period.
During 2020, 2019 and 2018, federal income taxes paid totaled $1,790, $1,403 and $738, respectively.
9. Property and Equipment
A summary of property and equipment at December 31, 2020 and 2019 is as follows:

	2020	2019
Computer software, purchased and internally developed	$5,247	$4,314
Computer equipment, furniture and other equipment	1,218	1,264
Leasehold improvements	671	715
Building and improvements	174	169
Land and improvements	17	17
Property and equipment, gross	7,327	6,479
Accumulated depreciation and amortization	(3,844)	(3,346)
Property and equipment, net	$3,483	$3,133
Depreciation expense for 2020, 2019 and 2018 was $176, $147 and $124, respectively. Amortization expense on computer software and leasehold improvements for 2020, 2019 and 2018 was $462, $528 and $528, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2020, 2019 and 2018 of $412, $450 and $465, respectively. Capitalized costs related to the internal development of software of $4,783 and $3,939 at December 31, 2020 and 2019, respectively, are reported with computer software.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Our activities as disclosed in Note 4, “Business Optimization Initiatives”, include impairment of property and equipment. We recorded an impairment charge of $198 for property and equipment in 2020 which is in selling, general and administrative expenses.
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 20, “Segment Information”) for 2020 and 2019 is as follows:

	Commercial and Specialty Business	Government Business	IngenioRx	Other	Total
Balance as of January 1, 2019	$11,551	$8,953	$—	$—	$20,504
Adjustments	—	(674)	—	670	(4)
Balance as of December 31, 2019	11,551	8,279	—	670	20,500
Acquisitions and adjustments	42	52	48	1,049	1,191
Balance as of December 31, 2020	$11,593	$8,331	$48	$1,719	$21,691
Accumulated impairment as of December 31, 2020	$(41)	$—	$—	$—	$(41)
Goodwill adjustments in 2019 include certain reclassifications made for changes in segment reporting. For additional information, see Note 20, “Segment Information”.
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2020, 2019 and 2018. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2020, 2019 or 2018, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2020 and 2019 are as follows:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$5,180	$(3,766)	$1,414	$4,500	$(3,469)	$1,031
Provider and hospital relationships	323	(114)	209	228	(98)	130
Other	444	(177)	267	352	(129)	223
Total	5,947	(4,057)	1,890	5,080	(3,696)	1,384
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,299	—	6,299	6,299	—	6,299
State Medicaid licenses	1,216	—	1,216	991	—	991
Total	7,515	—	7,515	7,290	—	7,290
Other intangible assets	$13,462	$(4,057)	$9,405	$12,370	$(3,696)	$8,674

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2020, the estimated amortization expense for each of the five succeeding years is as follows: 2021, $324; 2022, $271; 2023, $233; 2024, $196; and 2025, $159.
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
The Employees’ Retirement Plan of Blue Cross of California (the “BCC Plan”) is a defined benefit pension plan that covers eligible employees of Blue Cross of California who are covered by a collective bargaining agreement. Effective January 1, 2007, benefits were curtailed under the BCC Plan with the result that no Blue Cross of California employees hired or rehired after December 31, 2006 are eligible to participate in the BCC Plan.
All of the plans’ assets consist primarily of equity securities, fixed maturity securities, investment funds and cash. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as further amended by the Pension Protection Act of 2006, and in accordance with income tax regulations, plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.
The following tables disclose consolidated “pension benefits,” which include the defined benefit pension plans described above, and consolidated “other benefits,” which include postretirement health and welfare benefits including medical, vision and dental benefits offered to certain employees. Calculations were computed using assumptions at the December 31 measurement dates.
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Benefit obligation at beginning of year	$1,880	$1,743	$423	$431
Service cost	—	—	1	1
Interest cost	47	62	10	15
Plan participant contributions	—	—	18	17
Actuarial loss (gain)	219	200	(15)	5
Settlements	(80)	(35)	—	—
Benefits paid	(57)	(90)	(38)	(46)
Benefit obligation at end of year	$2,009	$1,880	$399	$423

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$2,026	$1,818	$367	$336
Actual return on plan assets	290	329	33	55
Employer contributions	7	4	11	5
Plan participant contributions	—	—	18	17
Settlements	(80)	(35)	—	—
Benefits paid	(57)	(90)	(38)	(46)
Fair value of plan assets at end of year	$2,186	$2,026	$391	$367
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Noncurrent assets	$248	$212	$—	$—
Current liabilities	(6)	(6)	—	—
Noncurrent liabilities	(65)	(60)	(8)	(56)
Net amount at December 31	$177	$146	$(8)	$(56)
 The net amounts included in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Net actuarial loss	$749	$734	$3	$25
Prior service cost (credit)	—	1	(12)	(19)
Net amount before tax at December 31	$749	$735	$(9)	$6
The accumulated benefit obligation for the defined benefit pension plans was $2,007 and $1,878 at December 31, 2020 and 2019, respectively.
As of December 31, 2020, certain pension plans had accumulated benefit obligations in excess of plan assets. Such plans had accumulated benefit obligation and fair value of plan assets of $111 and $42, respectively. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had projected benefit obligation and fair value of plan assets of $113 and $42, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	2.24%	3.11%	1.99%	2.93%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.72%	7.33%	6.60%	7.00%
Interest crediting rate	3.82%	3.82%	0.87%	1.81%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2020	2019	2018
Pension Benefits
Service cost	$—	$—	$8
Interest cost	47	62	55
Expected return on assets	(138)	(138)	(147)
Recognized actuarial loss	24	17	22
Settlement loss	29	9	5
Net periodic benefit credit	$(38)	$(50)	$(57)

Other Benefits
Service cost	$1	$1	$1
Interest cost	10	15	15
Expected return on assets	(25)	(22)	(24)
Recognized actuarial loss	—	2	3
Amortization of prior service credit	(7)	(12)	(12)
Net periodic benefit credit	$(21)	$(16)	$(17)
During the years ended December 31, 2020, 2019 and 2018, we incurred total settlement losses of $29, $9 and $5, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2020	2019	2018
Pension Benefits
Discount rate	3.11%	4.15%	3.44%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.33%	7.44%	7.83%
Interest crediting rate	3.82%	3.83%	3.82%

Other Benefits
Discount rate	2.93%	4.04%	3.42%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	7.00%	7.00%	7.00%
Interest crediting rate	1.81%	3.12%	2.35%
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2020 measurement date was 7.00% for 2021 with a gradual decline to 4.50% by the year 2033. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2020 measurement date was 5.50% for 2021 with a gradual decline to 4.50% by the year 2033. These estimated trend rates are subject to change in the future.
Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 44% equity securities, 48% fixed maturity securities, and 8% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds and asset-backed investments issued by corporations and the U.S. government. Other types of investments primarily include insurance contracts designed specifically for employee benefit plans and a commingled fund comprised primarily of equity securities. As of December 31, 2020, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
The partnerships hold various types of underlying assets such as real estate and investments in oil and gas companies. Generally, the partnership interests are not redeemable and are transferable only with the consent of the general partner. Unfunded commitments related to all partnership interests totaled approximately $3 and $29 at December 31, 2020 and 2019, respectively.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2020, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $64, are as follows (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2020
Pension Benefit Assets:
Equity securities:
U.S. securities	$710	$—	$—	$710
Foreign securities	238	—	—	238
Mutual funds	42	—	—	42
Fixed maturity securities:
Government securities	—	237	—	237
Corporate securities	—	394	—	394
Asset-backed securities	—	137	—	137
Other types of investments:
Commingled fund	—	112	—	112
Insurance company contracts	—	—	189	189
Total pension benefit assets at fair value	$990	$880	$189	2,059
Partnership investments				74
Total pension benefit assets				$2,133

Other Benefit Assets:
Equity securities:
U.S. securities	$9	$—	$—	$9
Foreign securities	3	—	—	3
Mutual funds	23	—	—	23
Fixed maturity securities:
Government securities	—	2	—	2
Corporate securities	—	4	—	4
Asset-backed securities	—	3	—	3
Other types of investments:
Commingled fund	—	2	—	2
Life insurance contracts	—	—	323	323
Investment in DOL 103-12 trust	—	11	—	11
Total other benefit assets	$35	$22	$323	$380

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2019, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $64, are as follows:

	Level I	Level II	Level III	Total
December 31, 2019
Pension Benefit Assets:
Equity securities:
U.S. securities	$626	$—	$—	$626
Foreign securities	197	—	—	197
Mutual funds	38	—	—	38
Fixed maturity securities:
Government securities	—	252	—	252
Corporate securities	—	339	—	339
Asset-backed securities	—	163	—	163
Other types of investments:
Insurance company contracts	—	—	175	175
Commingled fund	—	136	—	136
Total pension benefit assets at fair value	$861	$890	$175	1,926
Partnership investments				52
Total pension benefit assets				$1,978

Other Benefit Assets:
Equity securities:
U.S. securities	$8	$—	$—	$8
Foreign securities	2	—	—	2
Mutual funds	25	—	—	25
Fixed maturity securities:
Government securities	—	2	—	2
Corporate securities	—	4	—	4
Asset-backed securities	—	3	—	3
Other types of investments:
Life insurance contracts	—	—	294	294
Investment in DOL 103-12 trust	—	12	—	12
Commingled fund	—	1	—	1
Total other benefit assets at fair value	$35	$22	$294	$351

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2020
Beginning balance at January 1, 2020	$175	$294	$469
Actual return on plan assets relating to assets still held at the reporting date	7	29	36
Purchases	15	—	15
Sales	(8)	—	(8)
Ending balance at December 31, 2020	$189	$323	$512

Year ended December 31, 2019
Beginning balance at January 1, 2019	$166	$249	$415
Actual return on plan assets relating to assets still held at the reporting date	12	45	57
Purchases	6	—	6
Sales	(9)	—	(9)
Ending balance at December 31, 2019	$175	$294	$469

Year ended December 31, 2018
Beginning balance at January 1, 2018	$173	$269	$442
Actual return on plan assets relating to assets still held at the reporting date	(7)	(15)	(22)
Purchases	8	—	8
Sales	(8)	(5)	(13)
Ending balance at December 31, 2018	$166	$249	$415
There were no other transfers into or out of Level III during the years ended December 31, 2020, 2019 or 2018.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2020, 2019 and 2018, no material contributions were necessary to meet ERISA required funding levels. However, during each of the years ended December 31, 2020, 2019 and 2018, we made tax deductible discretionary contributions to the pension benefit plans of $7, $4, and $4. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.
Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2021	$131	$35
2022	128	34
2023	126	32
2024	121	31
2025	119	30
2026 - 2030	552	125

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan, which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $221, $201 and $211 during 2020, 2019 and 2018, respectively. Contributions in 2018 include approximately $58 for a one time contribution made to employees following the enactment of the Tax Cuts and Jobs Act.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 20, “Segment Information”), for the year ended December 31, 2020 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of year	$3,039	$5,608	$—	$8,647
Ceded medical claims payable, beginning of year	(14)	(19)	—	(33)
Net medical claims payable, beginning of year	3,025	5,589	—	8,614
Business combinations and purchase adjustments	—	141	198	339
Net incurred medical claims:
Current year	24,894	58,912	1,288	85,094
Prior years redundancies	(375)	(262)	—	(637)
Total net incurred medical claims	24,519	58,650	1,288	84,457
Net payments attributable to:
Current year medical claims	21,736	51,602	1,291	74,629
Prior years medical claims	2,527	5,165	—	7,692
Total net payments	24,263	56,767	1,291	82,321
Net medical claims payable, end of year	3,281	7,613	195	11,089
Ceded medical claims payable, end of year	13	33	—	46
Gross medical claims payable, end of year	$3,294	$7,646	$195	$11,135
Activity in our Other segment resulted from our acquisition of Beacon.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2019 is as follows:

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
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $637 shown above for the year ended December 31, 2020 represents an estimate

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
based on paid claim activity from January 1, 2020 to December 31, 2020. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $637 redundancy relates to claims incurred in calendar year 2019.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2020, 2019 and 2018, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns has increased estimation uncertainty on our incurred but not reported liability at December 31, 2020. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment during the fourth quarter of 2020 are the primary factors that lead to the increased estimation uncertainty.

	Favorable Developments by Changes in Key Assumptions
	2020	2019	2018
Assumed trend factors	$(599)	$(325)	$(515)
Assumed completion factors	(38)	(175)	(415)
Total	$(637)	$(500)	$(930)
The favorable development recognized in 2020 resulted primarily from trend factors in late 2019 developing more favorably than originally expected as well as a smaller contribution from completion factor development.
The favorable development recognized in 2019 resulted primarily from trend in late 2018 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.
The favorable development recognized in 2018 resulted from trend and completion factors developing more favorably than originally expected.
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2020	2019	2018
Net incurred medical claims:
Commercial & Specialty Business	$24,519	$25,752	$23,638
Government Business	58,650	52,443	45,013
Other	1,288	—	—
Total net incurred medical claims	84,457	78,195	68,651
Quality improvement and other claims expense	3,588	3,591	3,244
Benefit expense	$88,045	$81,786	$71,895

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Incurred claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2020, 2019 and 2018 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2018	2019
Claim Years	(Unaudited)	(Unaudited)	2020
2018 & Prior	$26,943	$26,753	$26,747
2019		25,942	25,572
2020			24,894
Total			$77,213
Paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2020, 2019 and 2018 is as follows:

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2018	2019
Claim Years	(Unaudited)	(Unaudited)	2020
2018 & Prior	$24,367	$26,643	$26,721
2019		23,026	25,475
2020			21,736
Total			$73,932
At December 31, 2020, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $26, $97 and $3,158 for the claim years 2018 and prior, 2019 and 2020, respectively.
At December 31, 2020, the cumulative number of reported claims for the Commercial & Specialty Business was 93, 87 and 74 for the claim years 2018 and prior, 2019 and 2020, respectively.
Incurred claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2020, 2019 and 2018 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2018	2019
Claim Years	(Unaudited)	(Unaudited)	2020
2018 & Prior	$49,616	$49,306	$49,278
2019		52,753	52,518
2020			59,053
Total			$160,849

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2020, 2019 and 2018 is as follows:

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2018	2019
Claim Years	(Unaudited)	(Unaudited)	2020
2018 & Prior	$44,959	$49,201	$49,231
2019		47,269	52,403
2020			51,602
Total			$153,236
At December 31, 2020, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $47, $115 and $7,451 for the claim years 2018 and prior, 2019 and 2020, respectively.
At December 31, 2020, the cumulative number of reported claims for the Government Business was 225, 241 and 236 for the claim years 2018 and prior, 2019 and 2020, respectively.
Incurred claims development, net of reinsurance, for Other as of and for the years ended December 31, 2020, 2019 and 2018 is as follows:

Other	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2018	2019
Claim Years	(Unaudited)	(Unaudited)	2020
2018 & Prior	$—	$—	$—
2019		—	—
2020			1,486
Total			$1,486
Paid claims development, net of reinsurance, for Other as of and for the years ended December 31, 2020, 2019 and 2018 is as follows:

Other	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2018	2019
Claim Years	(Unaudited)	(Unaudited)	2020
2018 & Prior	$—	$—	$—
2019		—	—
2020			1,291
Total			$1,291
At December 31, 2020, the total of incurred but not reported liabilities plus expected development on reported claims for Other was $0, $0 and $195 for the claim years 2018 and prior, 2019 and 2020, respectively.
At December 31, 2020, the cumulative number of reported claims for Other was $0, $0, and $27 for the claim years 2018 and prior, 2019 and 2020, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2018 and 2019 for our Commercial & Specialty Business, Government Business and Other, is unaudited and presented as supplementary information.
The cumulative number of reported claims for each claim year for our Commercial & Specialty Business, Government Business and Other have been developed using historical data captured by our claim payment systems. The provided claim

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
amounts are not a precise tool for understanding utilization of medical services. They could be impacted by a variety of factors including changes in provider billing practices, provider reimbursement arrangements, mix of services, benefit design or processing systems. The cumulative number of reported claims has been provided to comply with FASB accounting standards and is not used by management in its claims analysis. Our cumulative number of reported claims may not be comparable to similar measures reported by other health benefits companies.
The reconciliation of the Commercial & Specialty Business, Government Business and Other incurred and paid claims development information for the three years ended December 31, 2020, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of December 31, 2020, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$77,213	$160,849	$1,486	$239,548
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	73,932	153,236	1,291	228,459
Net medical claims payable, end of year	3,281	7,613	195	11,089
Ceded medical claims payable, end of year	13	33	—	46
Insurance lines other than short duration	—	224	—	224
Gross medical claims payable, end of year	$3,294	$7,870	$195	$11,359
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, (collectively, the “FHLBs”). As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2020 and 2019, $0 and $650, respectively, were outstanding under our short-term FHLB borrowings. Outstanding short-term FHLB borrowings at December 31, 2019 had fixed interest rates of 1.664%.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $300. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. At December 31, 2020 and 2019, $0 and $50, respectively, were outstanding under our Subsidiary Credit Facilities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term Debt
The carrying value of long-term debt at December 31, 2020 and 2019 consists of the following:

	2020	2019
Senior unsecured notes:
2.500%, due 2020	$—	$899
4.350%, due 2020	—	699
3.700%, due 2021	700	699
2.950%, due 2022	749	747
3.125%, due 2022	848	847
3.300%, due 2023	1,027	1,013
3.350%, due 2024	847	846
3.500%, due 2024	796	795
2.375%, due 2025	1,253	845
3.650%, due 2027	1,591	1,590
4.101%, due 2028	1,257	1,253
2.875%, due 2029	819	819
2.250%, due 2030	1,089	—
5.950%, due 2034	334	334
5.850%, due 2036	396	396
6.375%, due 2037	366	366
5.800%, due 2040	114	124
4.625%, due 2042	873	888
4.650%, due 2043	978	987
4.650%, due 2044	779	792
5.100%, due 2044	565	594
4.375%, due 2047	1,387	1,386
4.550%, due 2048	839	838
3.700%, due 2049	811	811
3.125%, due 2050	987	—
4.850%, due 2054	247	247
Surplus note:
9.000%, due 2027	25	25
Senior convertible debentures:
2.750%, due 2042	108	145
Variable rate debt:
Commercial paper program	250	400
Total long-term debt	20,035	19,385
Current portion of long-term debt	(700)	(1,598)
Long-term debt, less current portion	$19,335	$17,787
All debt is a direct obligation of Anthem, Inc., except for the surplus note, the FHLB borrowings and the Subsidiary Credit Facilities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
We generally issue senior unsecured notes (“Notes”) for long-term borrowing purposes. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating.
On November 23, 2020, we repaid, at maturity, the $900 outstanding balance of our 2.500% senior unsecured notes. On August 17, 2020, we repaid, at maturity, the $700 outstanding balance of our 4.350% senior unsecured notes.
Additionally, during the year ended December 31, 2020, we repurchased $79 of outstanding principal amount of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $109. We recognized a loss on extinguishment of debt of $30 for the repurchase of these notes.
On May 5, 2020, we issued $400 aggregate principal amount of additional senior notes pursuant to a reopening of our existing 2.375% Notes due 2025 (the “2025 Notes”), $1,100 aggregate principal amount of 2.250% Notes due 2030 (the “2030 Notes”), and $1,000 aggregate principal amount of 3.125% Notes due 2050 (the “2050 Notes”) under our shelf registration statement. The 2025 Notes constitute an additional issuance of our 2.375% notes due 2025, of which $850 aggregate principal amount was issued on September 9, 2019. Interest on the 2025 Notes is deemed to have accrued from January 15, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020. Interest on the 2030 Notes and 2050 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The proceeds were used for working capital and general corporate purposes, including, but not limited to, repayment of short-term and long-term debt, repurchase of our common stock pursuant to our share repurchase program and to fund acquisitions.
On September 9, 2019, we issued $850 aggregate principal amount of the 2025 Notes, $825 aggregate principal amount of 2.875% Notes due 2029 (the “2029 Notes”), and $825 aggregate principal amount of 3.700% Notes due 2049 (the “2049 Notes”) under our shelf registration statement. Interest on the 2025 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2020. Interest on the 2029 Notes and the 2049 Notes is payable semi-annually in arrears on March 15 and September 15 each year, commencing March 15, 2020. The proceeds were used for working capital and general corporate purposes, including, but not limited to, the repurchase of our common stock pursuant to our share repurchase program, repayment of short-term and long-term debt and to fund acquisitions.
On August 15, 2019, we repaid, at maturity, the $850 outstanding balance of our 2.250% senior unsecured notes.
On July 16, 2018, we repaid, at maturity, the $650 outstanding balance of our 2.300% senior unsecured notes. On January 15, 2018, we repaid, at maturity, the $625 outstanding balance of our 1.875% senior unsecured notes.
On May 1, 2018, we settled our Equity Units stock purchase contracts at a settlement rate of 0.2412 shares of our common stock, using a market value formula set forth in the Equity Units purchase contracts. This resulted in the issuance of approximately 6 shares. We had issued 25 Equity Units on May 12, 2015, pursuant to an underwriting agreement dated May 6, 2015, in an aggregate principal amount of $1,250. Each Equity Unit had a stated amount of $50 (whole dollars) and consisted of a purchase contract obligating the holder to purchase a certain number of shares of our common stock on May 1, 2018, subject to earlier termination or settlement, for a price in cash of $50 (whole dollars); and a 5% undivided beneficial ownership interest in $1,000 (whole dollars) principal amount of our 1.900% remarketable subordinated notes (“RSNs”), due 2028. On March 2, 2018, we remarketed the RSNs and used the proceeds to purchase U.S. Treasury securities that were pledged to secure the stock purchase obligations of the holders of the Equity Units. The purchasers of the RSNs transferred the RSNs to us in exchange for $1,250 principal amount of our 4.101% senior notes due 2028 (the “2028 Notes”), and a cash payment of $4. We canceled the RSNs upon receipt and recognized a loss on extinguishment of debt of $18. At the remarketing, we also issued $850 aggregate principal amount of 4.550% notes due 2048 (the “2048 Notes”) under our shelf registration statement. We used the proceeds from the 2048 Notes for working capital and general corporate purposes. Interest on the 2028 Notes and the 2048 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2018.
The surplus note is an unsecured obligation of Anthem Insurance Companies, Inc. (“Anthem Insurance”), a wholly owned subsidiary, and is subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus note may be made only with the prior approval of the Indiana Department of

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Insurance (“IDOI”) and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. We also have a 364-day senior revolving credit facility (the “364-Day Facility”) with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000. In May 2020, we amended and extended the 364-Day Facility, which now matures in June 2021. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2020, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 37.6%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of December 31, 2020, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the 364-Day Facility at any time during the years ended December 31, 2020 or the year ended December 31, 2019. At December 31, 2020 and December 31, 2019, there were no amounts outstanding under our 5-Year Facility.

We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At December 31, 2020, we had $250 outstanding under our commercial paper program with a weighted-average interest rate of 0.1600%. At December 31, 2019, we had $400 outstanding under our commercial paper program with a weighted-average interest rate of 1.8528%. Commercial paper borrowings have been classified as long-term debt at December 31, 2020 and 2019, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the senior revolving credit facilities described above.
Convertible Debentures
On October 9, 2012, we issued $1,500 of senior convertible debentures (the “Debentures”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Debentures are governed by an indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. The Debentures also have a contingent interest feature that will require us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022.
Holders may convert their Debentures at their option prior to the close of business on the business day immediately preceding April 15, 2042, only under the following circumstances: (1) during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 (whole dollars) principal amount of Debentures for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call any or all of the Debentures for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the Indenture. On and after April 15, 2042 and until the close of business on the third scheduled trading day immediately preceding the Debentures’ maturity date of October 15, 2042, holders may convert their Debentures into common stock at any time irrespective of the preceding circumstances. The Debentures are redeemable at our option at any time on or after October 20, 2022, upon the occurrence of certain events, as defined in the Indenture.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
During the year ended December 31, 2020, $56 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $222. We recognized a loss on the extinguishment of debt related to the Debentures of $6, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2019, we repurchased $15 of the aggregate principal balance of the Debentures. In addition, $57 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $273. We recognized a loss on the extinguishment of debt related to the Debentures of $2. During the year ended December 31, 2018, $109 aggregate principal amount of the Debentures was surrendered for conversion. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $402. We recognized a gain on the extinguishment of debt related to the Debentures of $7.
As of December 31, 2020, our common stock was last traded at a price of $321.09 per share. If the remaining Debentures had been converted or matured at December 31, 2020, we would have been obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $560. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.
The following table summarizes, at December 31, 2020, the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$159
Unamortized debt discount	$49
Net debt carrying amount	$108
Equity component carrying amount	$58
Conversion rate (shares of common stock per $1,000 of principal amount)	14.0808
Effective conversion price (per $1,000 of principal amount)	$71.0187
The remaining amortization period of the unamortized debt discount as of December 31, 2020 is approximately 22 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the years ended December 31, 2020, 2019 and 2018, we recognized $6, $9 and $12, respectively, of interest expense related to the Debentures, of which $5, $7 and $10, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $1, $2 and $2, respectively, represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2020, 2019 and 2018 was $794, $755, and $728, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2020 and 2019.
Future maturities of all long-term debt outstanding at December 31, 2020 are as follows: 2021, $950; 2022, $1,597; 2023, $1,027; 2024, $1,643; 2025, $1,253 and thereafter, $13,565.

14. Commitments and Contingencies
Litigation and Regulatory Proceedings
In the ordinary course of business, we are defendants in, or parties to, a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint or in other court

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at December 31, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in twenty-eight states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama (the “Court”). Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard® and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act (“Sherman Act”) and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.

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
The BCBSA and Blue plans have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. We recognized our estimated payment obligation of $548, net of third party insurance coverage received as of December 31, 2020.
On November 30, 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the Subscriber class were provided notice of the Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court before they

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
become effective. Objections to the settlement as well as the deadline for those that wish to opt-out from the settlement must be submitted by July 28, 2021. Claims must be filed by November 5, 2021. A final approval hearing has been scheduled for October 20, 2021. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, and defendants filed an opposition to that motion. We intend to continue to vigorously defend the provider suit; however, its ultimate outcome cannot be presently determined.
Blue Cross of California Taxation Litigation
In July 2013, our California affiliate Blue Cross of California (doing business as Anthem Blue Cross) (“BCC”) was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court (the “Superior Court”) captioned Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax (“GPT”) calculated as 2.35% on gross premiums. As a licensed Health Care Service Plan, BCC has paid the California Corporate Franchise Tax (“CFT”), the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT, and seeks a writ of mandate directing the taxing agencies to collect the GPT and an order requiring BCC to pay GPT back taxes, interest, and penalties for the eight-year period prior to the filing of the complaint.
Because the GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation.
In March 2018, the Superior Court denied BCC's motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC's motion for summary judgment, dismissing the plaintiff's lawsuit. We intend to vigorously defend any appeal of this lawsuit.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc. (“Express Scripts”), our vendor at the time for PBM services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York. The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties (the “ESI PBM Agreement”), over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) was required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. Rebuttal expert reports were submitted in October 2020, discovery must be completed in April 2021, and motions for summary judgment must be filed in May 2021. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.

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
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), which was heard in October 2018. In December 2020, the Second Circuit affirmed the trial court's decision dismissing the ERISA complaint. Plaintiffs have filed a Petition for Rehearing and Rehearing En Banc. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Cigna Corporation Merger Litigation
In July 2015, we and Cigna Corporation (“Cigna”) announced that we entered into the Cigna Agreement and Plan of Merger (“Cigna Merger Agreement”) pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice (“DOJ”) along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (“District Court”) seeking to block the merger. In February 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery (“Delaware Court”) seeking damages, including the $1,850 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing arguments in November 2019 and took the matter under consideration. In August 2020, the Delaware Court issued an opinion finding that neither party was owed damages and that we did not owe Cigna the $1,850 termination fee. The Delaware Court issued an order implementing its opinion in October 2020. Cigna filed its notice of appeal in November 2020 challenging the Court's decision that Anthem did not owe Cigna a termination fee. Cigna filed its appellate brief in December 2020, and we filed our response in January 2021. We believe Cigna’s allegations are without merit and we intend to vigorously defend against Cigna’s allegations; however, the ultimate outcome of the appeal of this litigation with Cigna cannot be presently determined.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
the outcome of our litigation with Cigna in the Delaware Court. This lawsuit’s ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the DOJ filed a civil lawsuit against Anthem, Inc. in the U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. The motions are fully briefed and no decision has been rendered. We intend to continue to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation focuses on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal Division of the DOJ, which then initiated an investigation. We are cooperating with the government's investigation. We are in the process of analyzing the scope of potential data corrections to be submitted to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. We are in active litigation with two groups of sellers regarding part of the escrowed funds in cases captioned Shareholder Representative Services, LLC v. ATH Holding Company, LLC and Highland Acquisition Holdings, LLC and LPPAS Representative, LLC v. ATH Holding Company, LLC, both pending in the Delaware Court.

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at December 31, 2020 is approximately $1,426. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
Beginning in the second quarter of 2019, we began using our pharmacy benefits manager IngenioRx, Inc. (“IngenioRx”) to market and offer PBM services to our fully-insured and self-funded affiliated health plan customers, as well as to external customers outside of the health plans we own. The comprehensive prescription benefits management services portfolio includes, but is not limited to, formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. Also in the second quarter of 2019, IngenioRx began delegating certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2020, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
15. Capital Stock
Stock Incentive Plans
Our Board of Directors has adopted the 2017 Anthem Incentive Compensation Plan (“2017 Incentive Plan”) which has been approved by our shareholders. The term of the 2017 Incentive Plan is such that no awards may be granted on or after May 18, 2027. The 2017 Incentive Plan gives authority to the Compensation Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance units. The 2017 Incentive Plan limits the number of available shares for issuance to 37.5 shares, subject to adjustment as set forth in the 2017 Incentive Plan.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options vest over three years in equal annual installments and generally have a term of ten years from the grant date.
Certain option grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Our attribution method for newly granted awards considers all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three year installments. Performance units issued in 2020 will vest in 2023, based on certain revenue and earnings targets over the three year period of 2020 to 2022. Performance units issued in 2019 will vest in 2022, based on certain revenue and earnings targets over the three year period of 2019 to 2021. Performance units issued in 2018 will vest in 2021, based on certain revenue and earnings targets over the three year period of 2018 to 2020.
For the years ended December 31, 2020, 2019 and 2018, we recognized share-based compensation expense of $283, $294 and $226, respectively, as well as related tax benefits of $74, $78 and $61, respectively.
A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3.1	$190.28
Granted	1.0	271.61
Exercised	(0.9)	136.89
Forfeited or expired	(0.1)	273.91
Outstanding at December 31, 2020	3.1	230.00	6.75	$280
Exercisable at December 31, 2020	1.6	185.08	5.37	$217
The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 amounted to $147, $188 and $172, respectively. We recognized tax benefits of $40, $52 and $47 during the years ended December 31, 2020, 2019 and 2018, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2020, 2019 and 2018, we received cash of $129, $143 and $141, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2020, 2019 and 2018 was $335, $245 and $237, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2020 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	1.4	$242.54
Granted	1.3	272.37
Vested	(1.3)	196.25
Forfeited	(0.1)	272.50
Nonvested at December 31, 2020	1.3	272.51

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
During the year ended December 31, 2020, we granted approximately 0.3 restricted stock units that are contingent upon us achieving certain revenue and earning targets over the three year period of 2020 to 2022. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2022, based on results in the three year period.
As of December 31, 2020, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units, amounted to $30 and $154, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 13 months, respectively.
As of December 31, 2020, there were approximately 19.5 shares of common stock available for future grants under the 2017 Incentive Plan.
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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Risk-free interest rate	1.30%	2.69%	2.90%
Volatility factor	26.00%	25.00%	30.00%
Dividend yield (annual)	1.40%	1.00%	1.30%
Weighted-average expected life (years)	4.30	4.40	3.70
The following weighted-average fair values were determined for the years ending December 31, 2020, 2019 and 2018:

	2020	2019	2018
Options granted during the year	$54.05	$68.66	$55.48
Restricted stock awards granted during the year	272.37	305.88	233.73
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan (the “Stock Purchase Plan”) which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount was recognized as compensation expense for the year ended December 31, 2020, based on GAAP guidance. There were 0.2 shares issued during the year ended December 31, 2020. As of December 31, 2020, 4.6 shares were available for issuance under the Stock Purchase Plan.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
A summary of the cash dividend activity for the years ended December 31, 2020 and 2019 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
April 28, 2020	June 10, 2020	June 25, 2020	0.95	242
July 28, 2020	September 10, 2020	September 25, 2020	0.95	238
October 27, 2020	December 7, 2020	December 22, 2020	0.95	234

Year ended December 31, 2019
January 29, 2019	March 18, 2019	March 29, 2019	$0.80	$206
April 23, 2019	June 10, 2019	June 25, 2019	0.80	206
July 23, 2019	September 10, 2019	September 25, 2019	0.80	204
October 22, 2019	December 5, 2019	December 20, 2019	0.80	202
On January 26, 2021, our Audit Committee declared a quarterly cash dividend to shareholders of $1.13 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2021 to the shareholders of record as of March 10, 2021.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. We temporarily suspended our share repurchase program in March 2020 as a precautionary measure in light of the COVID-19 pandemic, but resumed the program in late June 2020 after market conditions improved.
A summary of common stock repurchases for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31
	2020	2019
Shares repurchased	9.4	6.3
Average price per share	$286.35	$268.65
Aggregate cost	$2,700	$1,701
Authorization remaining at end of year	$1,092	$3,792
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 13, “Debt.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
16. Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income (loss) at December 31, 2020 and 2019 is as follows:

	2020	2019
Investments:
Gross unrealized gains	$1,316	$720
Gross unrealized losses	(65)	(44)
Net pretax unrealized gains	1,251	676
Deferred tax liability	(302)	(155)
Net unrealized gains on investments	949	521
Non-credit components of impairments on investments:
Gross unrealized losses	(3)	(3)
Deferred tax asset	1	1
Net unrealized non-credit component of impairments on investments	(2)	(2)
Cash flow hedges:
Gross unrealized losses	(316)	(331)
Deferred tax asset	66	69
Net unrealized losses on cash flow hedges	(250)	(262)
Defined benefit pension plans:
Deferred net actuarial loss	(749)	(734)
Deferred prior service cost	—	(1)
Deferred tax asset	190	188
Net unrecognized periodic benefit costs for defined benefit pension plans	(559)	(547)
Postretirement benefit plans:
Deferred net actuarial loss	(3)	(25)
Deferred prior service credits	12	19
Deferred tax (liability) asset	(2)	2
Net unrecognized periodic benefit credit (costs) for postretirement benefit plans	7	(4)
Foreign currency translation adjustments:
Gross unrealized gains (losses)	6	(3)
Deferred tax (liability) asset	(1)	1
Net unrealized gains (losses) on foreign currency translation adjustments	5	(2)
Accumulated other comprehensive income (loss)	$150	$(296)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(160), $(198), and $133, respectively	$478	$695	$(465)
Reclassification adjustment for net realized (gain) loss on investment securities, net of tax expense (benefit) of $13, $4, and $(13), respectively	(50)	(15)	47
Total reclassification adjustment on investments	428	680	(418)
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax benefit of $0, $0, and $1, respectively	—	—	(2)
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of $(3), $4, and $(10), respectively	12	(16)	37
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax (expense) benefit of $(2), $(9), and $29, respectively	(1)	26	(90)
Foreign currency translation adjustment, net of tax expense of $2, $0, and $0, respectively	7	—	(1)
Net gain (loss) recognized in other comprehensive income (loss), net of tax (expense) benefit of $(154), $(199), and $140, respectively	$446	$690	$(474)

17. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Written	Earned	Written	Earned	Written	Earned
Direct	$102,479	$100,832	$91,579	$91,131	$83,652	$84,030
Assumed	3,326	3,356	3,196	3,087	1,447	1,442
Ceded	(79)	(79)	(45)	(45)	(51)	(51)
Net premiums	$105,726	$104,109	$94,730	$94,173	$85,048	$85,421
Percentage—assumed to net premiums	3.1%	3.2%	3.4%	3.3%	1.7%	1.7%
The table above includes certain reclassifications between direct and assumed premiums for 2019 and 2018. These reclassifications did not impact any amounts presented in the consolidated financial statements.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of net premiums written and earned by segment (see Note 20, “Segment Information”) for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial & Specialty Business	$31,745	$31,471	$32,113	$31,944	$30,661	$30,532
Government Business	72,308	71,188	62,617	62,229	54,387	54,889
Other	1,673	1,450	—	—	—	—
Net premiums	$105,726	$104,109	$94,730	$94,173	$85,048	$85,421
The effect of reinsurance on benefit expense for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Direct	$85,168	$79,110	$70,789
Assumed	2,967	2,733	1,179
Ceded	(90)	(57)	(73)
Net benefit expense	$88,045	$81,786	$71,895
 The effect of reinsurance on certain assets and liabilities at December 31, 2020 and 2019 is as follows:

	2020	2019
Policy liabilities, assumed	$490	$471
Unearned income, assumed	85	114
Premiums payable, ceded	12	11
Premiums receivable, assumed	347	324
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 14 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2020	December 31, 2019
Operating Leases
Right-of-use assets	Other noncurrent assets	$646	$575
Lease liabilities, current	Other current liabilities	110	158
Lease liabilities, noncurrent	Other noncurrent liabilities	847	482

	Years Ended December 31
	2020	2019
Lease Expense
Operating lease expense	$438	$198
Short-term lease expense	50	46
Sublease income	(9)	(16)
Total lease expense	$479	$228
Lease expense for 2018 was $207.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Our activities as disclosed in Note 4, “Business Optimization Initiatives”, include reducing our office space footprint. As a result, we performed an interim impairment test and recorded an impairment charge of $258 for affected right-of-use assets in 2020 which is included in the operating lease expense shown above.

	Years Ended December 31
	2020	2019
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$207	$176
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$384	$112
Weighted average remaining lease term in years, operating leases	7	6
Weighted average discount rate, operating leases	3.21%	4.09%
At December 31, 2020, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2021	$197
2022	180
2023	156
2024	125
2025	88
Thereafter	236
Total future minimum payments	$982
Less imputed interest	(25)
Total lease liabilities	$957
As of December 31, 2020, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $139.
19. Earnings per Share
The denominator for basic and diluted earnings per share at December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Denominator for basic earnings per share—weighted-average shares	250.8	255.5	258.1
Effect of dilutive securities—employee stock options, non-vested restricted stock awards, convertible debentures and equity units	3.5	4.8	6.1
Denominator for diluted earnings per share	254.3	260.3	264.2
During the years ended December 31, 2020, 2019 and 2018, weighted-average shares related to certain stock options of 1.2, 0.6 and 0.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. The Equity Unit purchase contracts were settled in May 2018, and approximately 6.0 shares of our common stock were issued and included in the basic earnings per share calculation.
During the years ended December 31, 2020, 2019 and 2018, we issued approximately 0.3, 0.2 and 0.3 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2020 contingent restricted stock units are being measured over the three year period of 2020 through 2022, the 2019 contingent restricted stock units are being measured over the three year period of 2019 through 2021 and the 2018 contingent restricted stock units are being measured over the three year period of 2018 through 2020. Contingent restricted stock units generally vest in March of the year following each measurement period.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
20. Segment Information
Beginning in 2020, IngenioRx meets the quantitative threshold for a reportable segment based on the FASB guidance. The results of our operations are now described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
Our Commercial & Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial & Specialty Business segment offer fully-insured health products; provide a broad array of managed care services to self-funded customers including claims processing, stop loss insurance, provider network access, medical cost management, disease management, wellness programs, underwriting, actuarial services and other administrative services; and provide an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services (“NGS”) and services provided to the federal government in connection with the FEHB program. Our Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are related to National Accounts, retired members of Local Group accounts, or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Our Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families programs, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
Our IngenioRx segment includes our PBM business, which began its operations during the second quarter of 2019. IngenioRx markets and offers PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. In 2019, IngenioRx was included in our Other reportable segment. Amounts for 2019 have been reclassified to conform to the current year presentation for comparability.
Our Other segment includes our Diversified Business Group (“DBG”), which is our integrated health services business, and certain eliminations and corporate expenses not allocated to our other reportable segments. Also, beginning on February 28, 2020, our Other segment includes Beacon.
We define operating revenues to include premium income, product revenue and administrative fees and other revenues. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefit products. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense.
Through our participation in various federal government programs, we generated approximately 20.3%, 20.7% and 19.8% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2020, 2019, and 2018, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in the aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Affiliated revenues represent revenues or cost for services provided by IngenioRx and DBG to our subsidiaries, are recorded at cost or management’s estimate of fair market value, and are eliminated in consolidation. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net realized gains (losses) on financial instruments, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes and assets and liabilities on a consolidated basis, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
For our 2019 segment reporting, operating gain generated from IngenioRx activities were allocated and included in our Commercial & Specialty Business and Government Business based upon their utilization of those services, which aligns with the method by which we assessed the 2019 operating performance of our reportable segments. Beginning January 1, 2020, we are managing the operating performance of each of our segments on a standalone basis. Prior year 2019 allocations were not restated to conform to the 2020 presentation; however, operating margins for IngenioRx were approximately 8% in 2019.

Financial data by reportable segment for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Year ended December 31, 2020
Operating revenue - unaffiliated	$36,699	$71,572	10,384	$2,153	$—	$120,808
Operating revenue - affiliated	—	—	11,527	3,904	(15,431)	—
Operating gain (loss)	2,681	2,444	1,361	(126)	—	6,360
Depreciation and amortization of property and equipment	—	—	—	638	—	638
Year ended December 31, 2019
Operating revenue - unaffiliated	$37,421	$62,632	2,007	$1,081	$—	$103,141
Operating revenue - affiliated	—	—	3,395	1,212	(4,607)	—
Operating gain (loss)	4,032	2,056	—	(89)	—	5,999
Depreciation and amortization of property and equipment	—	—	—	675	—	675
Year ended December 31, 2018
Operating revenue - unaffiliated	$35,782	$55,348	—	$211	$—	$91,341
Operating revenue - affiliated	—	—	—	1,308	(1,308)	—
Operating gain (loss)	3,600	1,928	—	(102)	—	5,426
Depreciation and amortization of property and equipment	—	—	—	652	—	652

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
 The major product revenues for each of the reportable segments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Commercial & Specialty Business
Managed care products	$29,815	$30,311	$29,012
Managed care services	5,296	5,451	5,218
Dental/Vision products and services	1,231	1,302	1,220
Other	357	357	332
Total Commercial & Specialty Business	36,699	37,421	35,782
Government Business
Managed care products	71,188	62,229	54,889
Managed care services	384	403	459
Total Government Business	71,572	62,632	55,348
IngenioRx
Pharmacy products and services	21,911	5,402	—
Other
Integrated health services	5,787	2,149	1,489
Other	270	144	30
Total Other Business	6,057	2,293	1,519
Eliminations
Eliminations	(15,431)	(4,607)	(1,308)
Total product revenues	$120,808	$103,141	$91,341
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Reportable segments operating revenues	$120,808	$103,141	$91,341
Net investment income	877	1,005	970
Net realized gains (losses) on financial instruments	182	67	(206)
Total revenues	$121,867	$104,213	$92,105

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Reportable segments operating gain	$6,360	$5,999	$5,426
Net investment income	877	1,005	970
Net realized gains (losses) on financial instruments	182	67	(206)
Interest expense	(784)	(746)	(753)
Amortization of other intangible assets	(361)	(338)	(358)
Loss on extinguishment of debt	(36)	(2)	(11)
Income before income tax expense	$6,238	$5,985	$5,068

21. Related Party Transactions
We have a 19.50% equity investment in National Accounts Service Company, LLC (“NASCO”) which processes National Accounts claims and provides other administrative services for us and certain other BCBS plans. Administrative expenses incurred related to NASCO services totaled $58, $78 and $79, for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts due to NASCO were $5 and $4 at December 31, 2020 and 2019, respectively.
We have an equity investment in APC Passe, LLC, which offers Medicaid products in Arkansas. During the years ended December 31, 2020 and 2019, in the normal course of business, we assumed premiums of $446 and $408, respectively, from APC Passe, LLC, which is included in our total assumed premiums (see Note 17, “Reinsurance”). Amounts due to APC Passe, LLC were $115 and $162 at December 31, 2020 and 2019, respectively.
22. Statutory Information
The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, commonly referred to as statutory accounting, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including BCC, Blue Cross of California Partnership Plan, Inc., Golden West Health Plan, Inc., Beacon Health Options of California, Inc. and CareMore Health Plan are regulated by the California Department of Managed Health Care (“DMHC”) and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners (“NAIC”) developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2020 and 2019, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $5,800 and $5,500 as of December 31, 2020 and 2019, respectively. The tangible net

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
equity required for the DMHC regulated entities was approximately $600 and $610 as of December 31, 2020 and 2019, respectively.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $13,717 and $13,044 at December 31, 2020 and 2019, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $3,170, $3,840 and $3,412 for 2020, 2019 and 2018, respectively. GAAP equity of the DMHC regulated entities was $3,851 and $3,359 at December 31, 2020 and 2019, respectively. GAAP net income of the DMHC regulated entities was $753, $878 and $789 for the years ended December 31, 2020, 2019 and 2018, respectively.

23. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2020
Total revenues	$29,621	$29,264	$31,158	$31,824
Income before income tax expense	2,089	3,149	389	611
Net income	1,523	2,276	222	551

Basic net income per share	$6.03	$9.02	$0.88	$2.23
Diluted net income per share	5.94	8.91	0.87	2.19

2019
Total revenues	$24,666	$25,466	$26,674	$27,407
Income before income tax expense	1,945	1,453	1,489	1,098
Net income	1,551	1,139	1,183	934

Basic net income per share	$6.03	$4.44	$4.64	$3.69
Diluted net income per share	5.91	4.36	4.55	3.62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of Anthem, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting (“Internal Control”), as such term is defined in the Exchange Act. The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2020. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its acquisition of Beacon Health Options, Inc. on February 28, 2020. As permitted by the U.S. Securities and Exchange Commission, management's assessment as of December 31, 2020 did not include the Internal Control of Beacon Health Options, Inc., which is included in the Company's consolidated financial statements as of December 31, 2020. Such operations of Beacon Health Options, Inc. constituted 3% and 6% of the Company's total assets and net assets, respectively, as of December 31, 2020, and 2% and 0% of the Company's total revenues and net income for the year then ended.

Based on management’s assessment, which excluded an assessment of Internal Control of Beacon Health Options, Inc., management has concluded that the Company’s Internal Control was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2020, and has also issued an audit report dated February 18, 2021, on the effectiveness of the Company’s Internal Control as of December 31, 2020, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ JOHN E. GALLINA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Anthem, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Anthem, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Beacon Health Options, Inc., which is included in the 2020 consolidated financial statements of the Company and constituted 3% and 6% of total and net assets, respectively, as of December 31, 2020 and 2% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Beacon Health Options, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Anthem, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
February 18, 2021

ITEM 9B. OTHER INFORMATION.
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation and Talent Committee Report and CEO Pay Ratio disclosure are incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under our equity compensation plans as of December 31, 2020 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2020	5,367,044	$230.00	24,139,655

1We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.
2Includes shares that may be issued under the Anthem Incentive Compensation Plan and the Anthem 2017 Incentive Compensation Plan pursuant to the following outstanding awards: 3,071,776 stock options, 625,254 unvested restricted stock units, and 1,670,014 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).
3Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.
4Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”. Includes 19,498,782 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the Anthem 2017 Incentive Compensation Plan at December 31, 2020. Includes 4,640,873 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2020.
 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

3.2	Bylaws of the Company, as amended effective September 30, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020

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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

	(c)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(d)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

Exhibit Number	Exhibit

	(e)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(f)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(g)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(h)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(i)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(j)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(k)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(l)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

	(a)	Form of 2.950% Notes due 2022, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(d)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(e)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(f)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(g)	Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(h)	Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(i)	Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

Exhibit Number		Exhibit

(j) Form of the 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

(k) Form of the 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

4.7		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

4.8		Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	*	Anthem Incentive Compensation Plan, as amended and restated effective December 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014.

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

(b)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2018, incorporated by reference to Exhibit 10.2(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(c)
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

(e)
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

(h)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2019, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(i)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2019, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(j)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2020, incorporated by reference to Exhibit 10.2(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(k)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2020, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(l)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2020, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
Form of Employment Agreement between the Company and each of the following: John E. Gallina, Peter D. Haytaian, and Gloria McCarthy, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Exhibit Number		Exhibit

(b) Form of Employment Agreement between the Company and Gail Boudreaux, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

(c)
Form of Employment Agreement between the Company and each of the following: Felicia F. Norwood, Prakash Patel, Leah Stark, Jeffrey D. Alter, and Blair W. Todt incorporated by reference to Exhibit 10.9(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.11		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 17, 2020.

10.12		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 17, 2020.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.
(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant

Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$700	$1,818
Fixed maturity securities, current (amortized cost of $594 and $592; allowance for credit losses of $0 and $0)	608	602
Equity securities	439	253
Other receivables	41	92
Net due from subsidiaries	—	602
Other current assets	800	653
Total current assets	2,588	4,020
Other invested assets	664	657
Property and equipment, net	209	170
Deferred tax assets, net	391	216
Investments in subsidiaries	51,739	47,423
Other noncurrent assets	211	263
Total assets	$55,802	$52,749
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$429	$887
Net due to subsidiaries	1,239	—
Current portion of long-term debt	700	1,598
Other current liabilities	494	263
Total current liabilities	2,862	2,748
Long-term debt, less current portion	19,310	17,762
Other noncurrent liabilities	431	511
Total liabilities	22,603	21,021
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 245,401,430 and 252,922,161	3	3
Additional paid-in capital	9,244	9,448
Retained earnings	23,802	22,573
Accumulated other comprehensive income (loss)	150	(296)
Total shareholders’ equity	33,199	31,728
Total liabilities and shareholders’ equity	$55,802	$52,749

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2020	2019	2018
Revenues
Net investment income	$65	$81	$39
Net realized gains (losses) on financial instruments	28	(85)	(61)
Administrative fees and other revenue	22	22	2
Total revenues (losses)	115	18	(20)
Expenses
General and administrative expense	169	88	86
Interest expense	779	723	723
Loss on extinguishment of debt	36	2	11
Total expenses	984	813	820
Loss before income tax credits and equity in net income of subsidiaries	(869)	(795)	(840)
Income tax credits	(386)	(251)	(238)
Equity in net income of subsidiaries	5,055	5,351	4,352
Net income	$4,572	$4,807	$3,750

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2020	2019	2018
Net income	$4,572	$4,807	$3,750
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	428	680	(418)
Change in non-credit component of impairment losses on investments	—	—	(2)
Change in net unrealized gains/losses on cash flow hedges	12	(16)	37
Change in net periodic pension and postretirement costs	(1)	26	(90)
Foreign currency translation adjustments	7	—	(1)
Other comprehensive income (loss)	446	690	(474)
Total comprehensive income	$5,018	$5,497	$3,276

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2020	2019	2018
Operating activities
Net income	$4,572	$4,807	$3,750
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,418)	(1,561)	(744)
Net realized (gains) losses on financial instruments	(28)	85	61
Deferred income taxes	(178)	2	(43)
Impairment of property and equipment	10	—	—
Depreciation and amortization	96	106	113
Share-based compensation	283	294	226
Changes in operating assets and liabilities:
Receivables, net	53	41	(73)
Other invested assets	(27)	6	(5)
Other assets	33	(235)	(225)
Amounts due to/(from) subsidiaries	1,841	(432)	2,259
Accounts payable and other liabilities	(554)	(422)	457
Income taxes	87	(282)	187
Other, net	40	2	12
Net cash provided by operating activities	4,810	2,411	5,975
Investing activities
Purchases of investments	(2,729)	(9,682)	(800)
Proceeds from sales, maturities, calls and redemptions of investments	2,593	9,457	1,865
Capitalization of subsidiaries	(2,460)	(232)	(4,379)
Changes in securities lending collateral	(234)	18	(21)
Purchases of property and equipment, net of sales	(107)	(54)	(137)
Other, net	11	—	4
Net cash used in investing activities	(2,926)	(493)	(3,468)
Financing activities
Net repayments of commercial paper borrowings	(150)	(297)	(107)
Proceeds from long-term borrowings	2,484	2,473	835
Repayments of long-term borrowings	(1,932)	(1,123)	(1,684)
Changes in securities lending payable	234	(18)	21
Proceeds from issuance of common stock under Equity Units stock purchase contracts	—	—	1,250
Repurchase and retirement of common stock	(2,700)	(1,701)	(1,685)
Cash dividends	(1,000)	(856)	(812)
Proceeds from issuance of common stock under employee stock plans	176	187	173
Taxes paid through withholding of common stock under employee stock plans	(128)	(84)	(81)
Other, net	14	29	(83)
Net cash used in financing activities	(3,002)	(1,390)	(2,173)
Change in cash and cash equivalents	(1,118)	528	334
Cash and cash equivalents at beginning of year	1,818	1,290	956
Cash and cash equivalents at end of year	$700	$1,818	$1,290

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2020
(In Millions, Except Per Share Data)

1. Basis of Presentation and Significant Accounting Policies
In the parent company only financial statements of Anthem, Inc. (“Anthem”) Anthem’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. Anthem’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.
Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Anthem.
Anthem’s parent company only financial statements should be read in conjunction with Anthem’s audited consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $3,618, $3,790 and $3,606 during 2020, 2019 and 2018, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $46, $38 and $36 during 2020, 2019 and 2018, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $2,460, $232 and $4,379 during 2020, 2019 and 2018, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2020 and 2019, Anthem reported amounts due to and from subsidiaries of $1,239 and $602, respectively. The amounts due from subsidiaries primarily include amounts for allocated administrative expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
Guarantees on Behalf of Subsidiaries
Anthem guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $538 at December 31, 2020. There were no payments made on these guarantees in 2020.

3. Derivative Financial Instruments
The information regarding derivative financial instruments contained in Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.
4. Long-Term Debt
The information regarding long-term debt contained in Note 13, “Debt,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

5. Commitments and Contingencies
The information regarding commitments and contingencies contained in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

6. Capital Stock
The information regarding capital stock contained in Note 15, “Capital Stock,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

7. Leases
Beginning in 2019, certain of our leases, including the lease for our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana, are obligations of Anthem, Inc. (Parent Company). At December 31, 2020, these leases had an aggregate right-of-use asset of $95, a lease liability balance of $98, operating lease expense of $15 and future lease payments as follows: 2021, $21; 2022, $19; 2023, $16; 2024, $13; 2025, $11; and thereafter $59. At December 31, 2019, the aggregate right-of-use asset balance was $39, the lease liability balance was $40, and the operating lease expense recognized in 2019 was $7. All other information regarding leases is contained in Note 18, “Leases,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K. Our activities as disclosed in Note 4, “Business Optimization Initiatives” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, include reducing our office space footprint. As a result, we performed an interim impairment test and recorded an impairment charge of $1 for affected right-of-use assets in 2020 which is included in the operating lease expense shown above.
8. Property and Equipment
The information regarding property and equipment contained in Note 9, “Property and Equipment,” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference. Our activities as disclosed in Note 4, “Business Optimization Initiatives” of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, include impairment and abandonment of property and equipment. We recorded an impairment charge of $10 for property and equipment which is included in general and administrative expenses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHEM, INC.

By:	/s/ GAIL K. BOUDREAUX
Gail K. Boudreaux President and Chief Executive Officer
Dated: February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2021
Gail K. Boudreaux
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2021
John E. Gallina
/s/ RONALD W. PENCZEK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2021
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 18, 2021
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 18, 2021
R. Kerry Clark
/s/ ROBERT L. DIXON, JR.	Director	February 18, 2021
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 18, 2021
Lewis Hay III
/s/ JULIE A. HILL	Director	February 18, 2021
Julie A. Hill
/s/ BAHIJA JALLAL	Director	February 18, 2021
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 18, 2021
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 18, 2021
Ramiro G. Peru
/s/ RYAN M. SCHNEIDER	Director	February 18, 2021
Ryan M. Schneider