Form 10-Q
period 2021-03-31
Anthem, Inc.
filed 2021-04-21
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2021, 244,840,654 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,326	$5,741
Fixed maturity securities (amortized cost of $23,808 and $22,222; allowance for credit losses of $8 and $7)	24,555	23,433
Equity securities	3,630	1,559
Premium receivables	6,111	5,279
Self-funded receivables	3,109	2,849
Other receivables	3,071	2,830
Other current assets	4,693	4,060
Total current assets	54,495	45,751
Long-term investments:
Fixed maturity securities (amortized cost of $537 and $532; allowance for credit losses of $0 and $0)	558	562
Other invested assets	4,474	4,285
Property and equipment, net	3,533	3,483
Goodwill	21,708	21,691
Other intangible assets	9,352	9,405
Other noncurrent assets	1,563	1,438
Total assets	$95,683	$86,615

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$12,347	$11,359
Other policyholder liabilities	5,075	4,590
Unearned income	1,139	1,259
Accounts payable and accrued expenses	5,329	5,493
Current portion of long-term debt	700	700
Other current liabilities	10,159	6,052
Total current liabilities	34,749	29,453
Long-term debt, less current portion	22,534	19,335
Reserves for future policy benefits	776	794
Deferred tax liabilities, net	1,961	2,019
Other noncurrent liabilities	1,745	1,815
Total liabilities	61,765	53,416
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 244,938,635 and 245,401,430	2	3
Additional paid-in capital	9,253	9,244
Retained earnings	24,793	23,802
Accumulated other comprehensive (loss) income	(195)	150
Total shareholders’ equity	33,853	33,199
Noncontrolling interests	65	—
Total equity	33,918	33,199
Total liabilities and equity	$95,683	$86,615

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2021	2020
Revenues
Premiums	$27,676	$25,517
Product revenue	2,737	2,344
Administrative fees and other revenue	1,685	1,587
Total operating revenue	32,098	29,448
Net investment income	291	254
Net realized losses on financial instruments	(4)	(81)
Total revenues	32,385	29,621
Expenses
Benefit expense	23,699	21,489
Cost of products sold	2,313	1,984
Selling, general and administrative expense	3,925	3,781
Interest expense	192	194
Amortization of other intangible assets	80	83
Loss on extinguishment of debt	—	1
Total expenses	30,209	27,532
Income before income tax expense	2,176	2,089
Income tax expense	509	566
Net income	1,667	1,523
Net income attributable to noncontrolling interests	(2)	—
Shareholders’ net income	$1,665	$1,523
Shareholders’ net income per share
Basic	$6.80	$6.03
Diluted	$6.71	$5.94
Dividends per share	$1.13	$0.95

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2021	2020
Net income	$1,667	$1,523
Other comprehensive loss, net of tax:
Change in net unrealized losses/gains on investments	(362)	(689)
Change in non-credit component of impairment losses on investments	1	(32)
Change in net unrealized gains/losses on cash flow hedges	4	3
Change in net periodic pension and postretirement costs	10	7
Foreign currency translation adjustments	—	(1)
Other comprehensive loss	(347)	(712)
Net income attributable to noncontrolling interests	(2)	—
Other comprehensive loss attributable to noncontrolling interests	2	—
Total shareholders’ comprehensive income	$1,320	$811

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2021	2020
Operating activities
Net income	$1,667	$1,523
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on financial instruments	4	81
Depreciation and amortization	282	270
Deferred income taxes	31	57
Share-based compensation	64	67
Changes in operating assets and liabilities:
Receivables, net	(1,258)	(639)
Other invested assets	(20)	63
Other assets	(288)	(525)
Policy liabilities	1,455	692
Unearned income	(119)	(109)
Accounts payable and other liabilities	358	588
Income taxes	438	491
Other, net	(109)	(44)
Net cash provided by operating activities	2,505	2,515
Investing activities
Purchases of investments	(6,978)	(3,896)
Proceeds from sale of investments	4,650	2,728
Maturities, calls and redemptions from investments	998	597
Changes in securities lending collateral	(731)	(77)
Purchases of subsidiaries, net of cash acquired	(27)	(1,908)
Purchases of property and equipment	(204)	(204)
Other, net	(15)	(24)
Net cash used in investing activities	(2,307)	(2,784)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(250)	905
Proceeds from long-term borrowings	3,462	300
Repayments of long-term borrowings	—	(52)
Proceeds from short-term borrowings	—	1,075
Repayments of short-term borrowings	—	(700)
Changes in securities lending payable	731	77
Repurchase and retirement of common stock	(447)	(529)
Cash dividends	(277)	(240)
Proceeds from issuance of common stock under employee stock plans	89	44
Taxes paid through withholding of common stock under employee stock plans	(91)	(107)
Other, net	171	(94)
Net cash provided by financing activities	3,388	679
Effect of foreign exchange rates on cash and cash equivalents	(1)	(2)
Change in cash and cash equivalents	3,585	408
Cash and cash equivalents at beginning of period	5,741	4,937
Cash and cash equivalents at end of period	$9,326	$5,345

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
January 1, 2021	245.4	$3	$9,244	$23,802	$150	$—	$33,199
Net income	—	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	—	(345)	(2)	(347)
Noncontrolling interests adjustment	—	—	—	—	—	65	65
Repurchase and retirement of common stock	(1.4)	(1)	(53)	(393)	—	—	(447)
Dividends and dividend equivalents	—	—	—	(281)	—	—	(281)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	62	—	—	—	62
March 31, 2021	244.9	$2	$9,253	$24,793	$(195)	$65	$33,918

December 31, 2019 (audited)	252.9	$3	$9,448	$22,573	$(296)	$—	$31,728
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(35)	—	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	—	31,693
Net income	—	—	—	1,523	—	—	1,523
Other comprehensive loss	—	—	—	—	(712)	—	(712)
Repurchase and retirement of common stock	(1.9)	—	(71)	(458)	—	—	(529)
Dividends and dividend equivalents	—	—	—	(243)	—	—	(243)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	3	—	—	—	3
Convertible debenture repurchases and conversions	—	—	(42)	—	—	—	(42)
March 31, 2020	252.0	$3	$9,338	$23,360	$(1,008)	$—	$31,693

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2021
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving nearly 44 medical members through our affiliated health plans as of March 31, 2021. We offer a broad spectrum of network-based managed care plans to Individual, Group, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations (“PPOs”); Health Maintenance Organizations (“HMOs”); Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management (“PBM”), dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, we provide PBM services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2020 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 have been recorded. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $205 and $170 at March 31, 2021 and December 31, 2020, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in accumulated other comprehensive loss. Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive (loss) income.
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

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. We recognize the collateral as an asset, which is reported under the caption “Other current assets” in our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported under the caption “Other current liabilities” in our consolidated balance sheets. The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $146 at each of March 31, 2021 and December 31, 2020.
Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $51 and $54 at March 31, 2021 and December 31, 2020, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income, and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $406 and $374 at March 31, 2021 and December 31, 2020, respectively.
Revenue Recognition: For our fee-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2021. For the three months ended March 31, 2021, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. We adopted ASU 2021-01 on January 7, 2021 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In October 2020, the FASB issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”). The amendments in ASU 2020-08 clarify when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. ASU 2020-08 became effective for interim and annual reporting periods beginning after December 15, 2020. The amendments are to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We adopted ASU 2020-08 on January 1, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for our annual reporting periods beginning after December 15, 2020. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. We adopted ASU 2019-12 on January 1, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
Recent Accounting Guidance Not Yet Adopted: In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We are currently evaluating the effects the adoption of ASU 2020-11 and ASU 2018-12 will have on our consolidated financial position, results of operations, cash flows, and related disclosures.
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
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2020 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

3.    Business Acquisitions
Pending Acquisition of myNEXUS, Inc.
On March 24, 2021, we announced our entrance into an agreement with WindRose Health Investors to acquire myNEXUS, Inc. (“myNEXUS”). myNEXUS is a comprehensive home-based nursing management company for payors and delivers integrated clinical support services for Medicare Advantage members across twenty states. This acquisition aligns with our strategy to manage integrated, whole person multi-site care and support, by providing national, large-scale expertise to manage nursing services in the home and facilitate transitions of care. The acquisition is expected to close by the end of the second quarter of 2021 and is subject to standard closing conditions and customary approvals.

Pending Acquisition of MMM Holdings LLC and Affiliates
On February 2, 2021, we announced our entrance into an agreement with InnovaCare Health, L.P. to acquire its Puerto Rico-based subsidiaries, including MMM Holdings, LLC (“MMM”), its Medicare Advantage plan, Medicaid plan and other affiliated companies. MMM is an integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close by the end of the second quarter of 2021 and is subject to standard closing conditions and customary approvals.
Beacon Health Options, Inc.
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc. (“Beacon”) which was the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligned with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $1,072 at December 31, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. Goodwill was adjusted by $9 through the end of the measurement period in February 2021 related to finalization of income tax considerations, resulting in final goodwill of $1,081 as of March 31, 2021.
The fair value of the net assets acquired from Beacon includes $752 of other intangible assets at March 31, 2021, which primarily consist of finite-lived customer relationships with amortization periods ranging from 8 to 25 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following February 28, 2020. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
4.    Business Optimization Initiatives
During 2020, management introduced enterprise-wide initiatives to optimize our business, including process automation and a reduction in our office space footprint and, as a result, we recognized a liability in 2020 for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization.
A summary of the activity related to the liability for the employee termination costs during the three months ended March 31, 2021, by reportable segment, is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liability for employee termination costs at January 1, 2021	$92	$88	$1	$6	$187
Payments	(5)	(5)	—	(1)	(11)
Liability for employee termination costs at March 31, 2021	$87	$83	$1	$5	$176

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
A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2021 and December 31, 2020 is as follows:

	Cost or Amortized Cost						Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive Loss
		Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2021
Fixed maturity securities:
United States Government securities	$898	$4	$(22)	$—	$—	$880	$—
Government sponsored securities	71	4	—	—	—	75	—
Foreign government securities	341	5	(9)	(1)	—	336	—
States, municipalities and political subdivisions	5,253	327	(13)	(1)	—	5,566	—
Corporate securities	11,228	466	(76)	(13)	(6)	11,599	(1)
Residential mortgage-backed securities	4,258	117	(25)	(9)	(2)	4,339	—
Commercial mortgage-backed securities	70	3	—	(3)	—	70	—
Other securities	2,226	30	(2)	(6)	—	2,248	—
Total fixed maturity securities	$24,345	$956	$(147)	$(33)	$(8)	$25,113	$(1)
December 31, 2020
Fixed maturity securities:
United States Government securities	$765	$11	$(2)	$—	$—	$774	$—
Government sponsored securities	63	6	—	—	—	69	—
Foreign government securities	290	17	(2)	—	—	305	—
States, municipalities and political subdivisions	5,185	395	(1)	—	—	5,579	—
Corporate securities	10,233	697	(20)	(11)	(7)	10,892	(1)
Residential mortgage-backed securities	4,208	154	(8)	(9)	—	4,345	(2)
Commercial mortgage-backed securities	73	3	(1)	(3)	—	72	—
Other securities	1,937	33	(5)	(6)	—	1,959	—
Total fixed maturity securities	$22,754	$1,316	$(39)	$(29)	$(7)	$23,995	$(3)

For fixed maturity securities in an unrealized loss position at March 31, 2021 and December 31, 2020, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2021
Fixed maturity securities:
United States Government securities	51	$654	$(22)	—	$—	$—
Government sponsored securities	2	2	—	—	—	—
Foreign government securities	202	177	(9)	26	17	(1)
States, municipalities and political subdivisions	242	495	(13)	7	13	(1)
Corporate securities	1,735	2,707	(76)	241	291	(13)
Residential mortgage-backed securities	363	1,489	(25)	125	156	(9)
Commercial mortgage-backed securities	1	2	—	6	13	(3)
Other securities	160	456	(2)	70	149	(6)
Total fixed maturity securities	2,756	$5,982	$(147)	475	$639	$(33)
December 31, 2020
Fixed maturity securities:
United States Government securities	27	$301	$(2)	—	$—	$—
Government sponsored securities	—	—	—	1	—	—
Foreign government securities	55	35	(2)	9	4	—
States, municipalities and political subdivisions	36	57	(1)	1	3	—
Corporate securities	646	765	(20)	150	169	(11)
Residential mortgage-backed securities	224	442	(8)	90	110	(9)
Commercial mortgage-backed securities	6	16	(1)	3	4	(3)
Other securities	207	509	(5)	79	179	(6)
Total fixed maturity securities	1,201	$2,125	$(39)	333	$469	$(29)
Below are discussions by security type for unrealized losses and credit losses as of March 31, 2021:
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment and energy sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of March 31, 2021. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.
Residential mortgage-backed securities: An allowance for credit loss was established on certain residential mortgage-backed securities. Notification of maturity and coupon default, as well as a significant and sustained decline in fair value, were factors to indicate a credit loss. No other mortgage securities had material unrealized losses or qualitative factors to indicate a credit loss. We do not intend to sell these investments and it is likely we will not be required to sell these investments prior to maturity or recovery of amortized cost.

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
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021:	Corporate Securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$7	$—	$7
Additions for securities for which no previous expected credit losses were recognized	1	—	1
(Decreases) increases to the allowance for credit losses on securities	(2)	2	—
Total allowance for credit losses, ending balance	$6	$2	$8

Three Months Ended March 31, 2020:	Corporate Securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	51	—	51
Total allowance for credit losses, ending balance	$51	$—	$51
The amortized cost and fair value of fixed maturity securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$617	$622
Due after one year through five years	6,057	6,293
Due after five years through ten years	8,009	8,225
Due after ten years	5,334	5,564
Mortgage-backed securities	4,328	4,409
Total fixed maturity securities	$24,345	$25,113
During the three months ended March 31, 2021 and 2020 we received proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $5,323 and $1,931, respectively.
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

Equity Securities
A summary of marketable equity securities at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Equity securities:
Exchange traded funds	$3,409	$1,154
Fixed maturity mutual funds	—	144
Common equity securities	156	201
Private equity securities	65	60
Total	$3,630	$1,559
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
Investment Losses
Net realized investment losses for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31
	2021	2020
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$56	$43
Gross realized losses from sales	(12)	(20)
Impairment losses recognized in income	(1)	(51)
Net realized gains (losses) from sales of fixed maturity securities	43	(28)
Equity securities:
Gross realized gains	12	23
Gross realized losses	(78)	(73)
Net realized losses on equity securities	(66)	(50)
Other invested assets:
Gross realized gains from sales	5	7
Gross realized losses from sales	—	(1)
Impairment losses recognized in income	(8)	(6)
Net realized losses from sales of other investments	(3)	—
Net realized losses on investments	$(26)	$(78)
The gains and losses related to equity securities for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31
	2021	2020
Net realized losses recognized on equity securities	$(66)	$(50)
Less: Net realized gains (losses) recognized on equity securities sold during the period	26	(18)
Unrealized losses recognized on equity securities still held at the end of the period	$(40)	$(68)

Accrued Investment Income
At March 31, 2021 and December 31, 2020, accrued investment income totaled $185 and $188, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,930 and $1,199 at March 31, 2021 and December 31, 2020, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of March 31, 2021 and December 31, 2020. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
The remaining contractual maturity of our securities lending agreements at March 31, 2021 is as follows:

Overnight and Continuous
Securities lending collateral
Cash	$1,695
United States Government securities	234
Other securities	1
Total	$1,930

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
We have previously entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. All swaps were expired or terminated as of March 31, 2021.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $246 and $250 at March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021, we recognized net realized gains on non-hedging derivatives of $22. During the three months ended March 31, 2020, we recognized net realized losses on non-hedging derivatives of $3.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 is as follows:

	Level I	Level II	Level III	Total
March 31, 2021
Assets:
Cash equivalents	$5,914	$—	$—	$5,914
Fixed maturity securities, available-for-sale:
United States Government securities	—	880	—	880
Government sponsored securities	—	75	—	75
Foreign government securities	—	336	—	336
States, municipalities and political subdivisions, tax-exempt	—	5,566	—	5,566
Corporate securities	—	11,275	324	11,599
Residential mortgage-backed securities	—	4,337	2	4,339
Commercial mortgage-backed securities	—	70	—	70
Other securities	—	2,243	5	2,248
Total fixed maturity securities, available-for-sale	—	24,782	331	25,113
Equity securities:
Exchange traded funds	3,409	—	—	3,409
Common equity securities	125	31	—	156
Private equity securities	—	—	65	65
Total equity securities	3,534	31	65	3,630
Securities lending collateral	—	1,930	—	1,930
Derivatives	—	42	—	42
Total assets	$9,448	$26,785	$396	$36,629
Liabilities:
Derivatives	$—	$(11)	$—	$(11)
Total liabilities	$—	$(11)	$—	$(11)

December 31, 2020
Assets:
Cash equivalents	$3,163	$—	$—	$3,163
Fixed maturity securities, available-for-sale:
United States Government securities	—	774	—	774
Government sponsored securities	—	69	—	69
Foreign government securities	—	305	—	305
States, municipalities and political subdivisions, tax-exempt	—	5,579	—	5,579
Corporate securities	—	10,567	325	10,892
Residential mortgage-backed securities	—	4,343	2	4,345
Commercial mortgage-backed securities	—	72	—	72
Other securities	—	1,954	5	1,959
Total fixed maturity securities, available-for-sale	—	23,663	332	23,995
Equity securities:
Exchange traded funds	1,154	—	—	1,154
Fixed maturity mutual funds	—	144	—	144
Common equity securities	171	30	—	201
Private equity securities	—	—	60	60
Total equity securities	1,325	174	60	1,559
Securities lending collateral	—	1,199	—	1,199
Derivatives	—	43	—	43
Total assets	$4,488	$25,079	$392	$29,959
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2021 and 2020 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended March 31, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains:
Recognized in net income	—	—	—	8	8
Recognized in accumulated other comprehensive loss	3	—	—	—	3
Purchases	39	—	—	—	39
Sales	(2)	—	—	(3)	(5)
Settlements	(41)	—	—	—	(41)
Ending balance at March 31, 2021	$324	$2	$5	$65	$396
Change in unrealized losses included in net income related to assets still held at March 31, 2021	$—	$—	$—	$8	$8

Three Months Ended March 31, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total losses:
Recognized in net income	(2)	—	—	(6)	(8)
Recognized in accumulated other comprehensive loss	(10)	—	—	—	(10)
Purchases	26	—	—	12	38
Sales	(3)	—	—	(9)	(12)
Settlements	(11)	—	(2)	—	(13)
Transfers into Level III	13	—	—	—	13
Ending balance at March 31, 2020	$316	$2	$5	$82	$405
Change in unrealized losses included in net income related to assets still held at March 31, 2020	$—	$—	$—	$(7)	$(7)

There were no individually material transfers into or out of Level III during the three months ended March 31, 2021 or 2020.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Beacon on February 28, 2020. The net assets acquired in our acquisition of Beacon and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Beacon’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisition of Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 or 2020.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2021 or 2020.
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
The carrying amounts for cash, premium receivables, self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2021 and December 31, 2020 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2021
Assets:
Other invested assets	$4,474	$—	$—	$4,474	$4,474
Liabilities:
Debt:
Notes	23,125	—	25,289	—	25,289
Convertible debentures	109	—	797	—	797

December 31, 2020
Assets:
Other invested assets	$4,285	$—	$—	$4,285	$4,285
Liabilities:
Debt:
Commercial paper	250	—	250	—	250
Notes	19,677	—	23,307	—	23,307
Convertible debentures	108	—	712	—	712

8.     Income Taxes
During the three months ended March 31, 2021 and 2020, we recognized income tax expense of $509 and $566, respectively, which represent effective income tax rates of 23.4% and 27.1%, respectively. The decrease in our effective income tax rate was primarily due to the repeal of the non-tax deductible HIP Fee effective beginning in 2021.

Income taxes payable totaled $176 at March 31, 2021. Income taxes receivable totaled $262 at December 31, 2020. We recognize the income tax payable as a liability under the caption “Other current liabilities” and the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the three months ended March 31, 2021 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,294	$7,646	$195	$11,135
Ceded medical claims payable, beginning of period	(13)	(33)	—	(46)
Net medical claims payable, beginning of period	3,281	7,613	195	11,089
Net incurred medical claims:
Current period	6,575	17,289	351	24,215
Prior periods redundancies	(503)	(970)	(15)	(1,488)
Total net incurred medical claims	6,072	16,319	336	22,727
Net payments attributable to:
Current period medical claims	4,164	10,650	217	15,031
Prior periods medical claims	1,746	4,856	146	6,748
Total net payments	5,910	15,506	363	21,779
Net medical claims payable, end of period	3,443	8,426	168	12,037
Ceded medical claims payable, end of period	9	30	—	39
Gross medical claims payable, end of period	$3,452	$8,456	$168	$12,076
At March 31, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $101, $931 and $2,411 for the claim years 2019 and prior, 2020 and 2021, respectively.
At March 31, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $344, $1,442 and $6,640 for the claim years 2019 and prior, 2020 and 2021, respectively.
At March 31, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $0, $34 and $134 for the claim years 2019 and prior, 2020 and 2021, respectively.

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

The favorable development recognized in the three months ended March 31, 2021 and 2020 resulted primarily from trend factors in late 2020 and late 2019, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 and 2019 developing faster than expected also contributed to the favorability.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net incurred medical claims:
Commercial & Specialty Business	$6,072	$5,797
Government Business	16,319	14,603
Other	336	130
Total net incurred medical claims	22,727	20,530
Quality improvement and other claims expense	972	959
Benefit expense	$23,699	$21,489

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of March 31, 2021, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$3,443	$8,426	$168	$12,037
Ceded medical claims payable, end of period	9	30	—	39
Insurance lines other than short duration	—	271	—	271
Gross medical claims payable, end of period	$3,452	$8,727	$168	$12,347

10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2021 and December 31, 2020, we had $23,100 and $19,652, respectively, outstanding under these notes.
On April 15, 2021, we provided notice to the holders of our outstanding 3.700% Notes due August 15, 2021 that we will be redeeming the $700 outstanding principal balance of such notes on May 15, 2021 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.
On March 17, 2021, we issued $500 aggregate principal amount of 0.450% Notes due 2023 (the “2023 Notes”), $750 aggregate principal amount of 1.500% Notes due 2026 (the “2026 Notes”), $1,000 aggregate principal amount of 2.550% Notes due 2031 (the “2031 Notes”) and $1,250 aggregate principal amount of 3.600% Notes due 2051 (the “2051 Notes”) under our shelf registration statement. Interest on the 2023 Notes, 2026 Notes, 2031 Notes and 2051 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2021. We intend to use the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2021 and December 31, 2020.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. We also have a 364-day senior revolving credit facility (“364-Day Facility”) with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000 and matures in June 2021. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of March 31, 2021, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 40.7%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of March 31, 2021, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the 364-Day Facility at any time during the three months ended March 31, 2021 or the year ended December 31, 2020. At March 31, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $300. At March 31, 2021 and December 31, 2020, there were no amounts outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At March 31, 2021 and December 31, 2020, we had $0 and $250, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042 (the “Debentures”) which are governed by an indenture (the “indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.
The following table summarizes at March 31, 2021 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$159
Unamortized debt discount	$49
Net debt carrying amount	$109
Equity component carrying amount	$58
Conversion rate (shares of common stock per $1,000 of principal amount)	14.1158
Effective conversion price (per $1,000 of principal amount)	$70.8426
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had no outstanding short-term borrowings from the FHLBs at March 31, 2021 and December 31, 2020.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at March 31, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard® program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether the defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In April 2019, the plaintiffs filed motions for class certification in conjunction with their supporting expert reports, and the defendants filed motions to exclude plaintiffs’ experts, and to oppose plaintiffs’ motions for class certification.
The BCBSA and Blue plans have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. As of March 31, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made.
On November 30, 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court before they become effective. Objections to the settlement, as well as the deadline for those who wish to opt-out from the settlement, must be submitted by July 28, 2021. Claims must be filed by November 5, 2021. A final approval hearing has been scheduled for October 20, 2021. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, and defendants filed an opposition to that motion. In March 2021, the Court issued an order terminating the pending motion for class certification until after a ruling on the standard of review applicable to providers’ claims. Standard of review motions for the provider litigation are due on May 21, 2021, and certain other potentially dispositive motions on issues of liability are due on June 18, 2021. We intend to continue to vigorously defend the provider suit; however, its ultimate outcome cannot be presently determined.
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
In March 2018, the Superior Court denied BCC's motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC's motion for summary judgment, dismissing the plaintiff's lawsuit. Plaintiff has appealed the order granting summary judgment. We intend to vigorously defend the appeal of this lawsuit.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. Rebuttal expert reports were submitted in October 2020 and discovery must be completed by June 2021. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), which was heard in October 2018. In December 2020, the Second Circuit affirmed the trial court's decision dismissing the ERISA complaint. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc. Plaintiff’s Petition for

Rehearing was denied. Plaintiffs have until June 2021 to file a Writ of Certiorari with the U.S. Supreme Court. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing arguments in November 2019 and took the matter under consideration. In August 2020, the Delaware Court issued an opinion finding that neither party was owed damages and that we did not owe Cigna the $1,850 termination fee. The Delaware Court issued an order implementing its opinion in October 2020. Cigna filed its notice of appeal in November 2020 challenging the Court's decision that Anthem did not owe Cigna a termination fee. Cigna filed its appellate brief in December 2020, and we filed our response in January 2021. Oral argument before the Delaware Supreme Court was held in April 2021. The matter was taken under advisement. We believe Cigna’s allegations are without merit and we intend to vigorously defend against Cigna’s allegations; however, the ultimate outcome of the appeal of this litigation with Cigna cannot be presently determined.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at March 31, 2021 is approximately $1,223. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
Beginning in the second quarter of 2019, we began using our pharmacy benefits manager IngenioRx to market and offer PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. The comprehensive prescription benefits management services portfolio includes, but is not limited to, formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
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

A summary of our cash dividend activity for the three months ended March 31, 2021 and 2020 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277

Three Months Ended March 31, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
On April 20, 2021, our Audit Committee declared a second quarter 2021 dividend to shareholders of $1.13 per share, payable on June 25, 2021 to shareholders of record at the close of business on June 10, 2021.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31
	2021	2020
Shares repurchased	1.4	1.9
Average price per share	$316.06	$275.38
Aggregate cost	$447	$529
Authorization remaining at the end of the period	$5,645	$3,263
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt”, included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3.1	$230.00
Granted	0.7	311.47
Exercised	(0.4)	185.63
Forfeited or expired	—	277.15
Outstanding at March 31, 2021	3.4	251.80	7.44	$361
Exercisable at March 31, 2021	1.8	214.76	6.16	$259

A summary of the nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2021 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	1.3	$272.51
Granted	0.9	311.32
Vested	(0.8)	244.20
Forfeited	—	279.37
Nonvested at March 31, 2021	1.4	294.70
During the three months ended March 31, 2021, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2021 to 2023. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2023 based on results in the three year period.
During the three months ended March 31, 2021, we granted an additional 0.3 restricted stock units associated with our 2018 grants that were earned as a result of satisfactory completion of performance measures between 2018 and 2020. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Risk-free interest rate	1.44%	1.30%
Volatility factor	30.00%	26.00%
Quarterly dividend yield	0.360%	0.350%
Weighted-average expected life (years)	5.50	4.30
The following weighted-average fair values per option or share were determined for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Options granted during the period	$79.03	$54.03
Restricted stock awards granted during the period	311.32	272.03

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at March 31, 2021 and 2020 is as follows:

	March 31
	2021	2020
Investments:
Gross unrealized gains	$956	$510
Gross unrealized losses	(179)	(729)
Net pre-tax unrealized gains (losses)	777	(219)
Deferred tax (liability) asset	(186)	51
Adjustment for noncontrolling interest	(2)	—
Net unrealized gains (losses) on investments	589	(168)
Non-credit components of impairments on investments:
Gross unrealized losses	(1)	(44)
Deferred tax asset	—	10
Net unrealized non-credit component of impairments on investments	(1)	(34)
Cash flow hedges:
Gross unrealized losses	(311)	(327)
Deferred tax asset	65	68
Net unrealized losses on cash flow hedges	(246)	(259)
Defined benefit pension plans:
Deferred net actuarial loss	(734)	(724)
Deferred prior service credits	(1)	—
Deferred tax asset	186	185
Net unrecognized periodic benefit costs for defined benefit pension plans	(549)	(539)
Postretirement benefit plans:
Deferred net actuarial loss	(2)	(25)
Deferred prior service costs	11	18
Deferred tax (liability) asset	(2)	2
Net unrecognized periodic benefit credit (costs) for postretirement benefit plans	7	(5)
Foreign currency translation adjustments:
Gross unrealized gains (losses)	6	(4)
Deferred tax (liability) asset	(1)	1
Net unrealized gains (losses) on foreign currency translation adjustments	5	(3)
Accumulated other comprehensive loss	$(195)	$(1,008)

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31
	2021	2020
Investments:
Net holding loss on investment securities arising during the period, net of tax benefit of $108 and $213, respectively	$(332)	$(716)
Reclassification adjustment for net realized (loss) gains on investment securities, net of tax expense (benefit) of $8 and ($7), respectively	(28)	27
Total reclassification adjustment on investments	(360)	(689)
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax (expense) benefit of ($1) and $9, respectively	1	(32)
Cash flow hedges:
Holding gain, net of tax expense of ($1) and ($1), respectively	4	3
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($4) and ($3), respectively	10	7
Foreign currency translation adjustment, net of tax expense of ($0) and ($0), respectively	—	(1)
Net loss recognized in other shareholders' comprehensive income, net of tax benefit of $110 and $211, respectively	(345)	(712)
Net loss related to noncontrolling interests, net of tax benefit of $1 and $0, respectively	(2)	—
Net loss recognized in other comprehensive income, net of tax benefit of $111 and $211, respectively	$(347)	$(712)

14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31
	2021	2020
Denominator for basic earnings per share – weighted-average shares	245.0	252.4
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	3.2	4.0
Denominator for diluted earnings per share	248.2	256.4
During the three months ended March 31, 2021 and 2020, weighted-average shares related to certain stock options of 0.4 and 0.9, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2021, we issued approximately 0.9 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2021 through 2023. During the three months ended March 31, 2020, we issued approximately 1.2 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2020 through 2022. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

15.     Segment Information
The results of our operations are described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
Our Commercial & Specialty Business segment offers plans and services to our Individual, Group risk-based, Group fee-based, BlueCard, and Specialty customers. The Commercial & Specialty Business segment offers health products on a full-risk basis; provides a broad array of managed care services to fee-based customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provides an array of specialty and other insurance products and services such as dental, vision, life and disability insurance benefits.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services (“NGS”), and services provided to the federal government in connection with the FEHB program. Our Medicare business includes services such as Medicare Supplement plans; Medicare Advantage, including Special Needs Plans; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of Commercial accounts or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Our Medicaid business includes our managed care alternatives through publicly funded healthcare programs, including Medicaid, Medicaid expansion programs related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, Temporary Assistance for Needy Families programs, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities. NGS acts as a Medicare contractor for the federal government in several regions across the nation.
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
Financial data by reportable segment for the three months ended March 31, 2021 and 2020 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended March 31, 2021
Operating revenue - unaffiliated	$9,491	$19,283	$2,738	$586	$—	$32,098
Operating revenue - affiliated	—	—	3,124	1,784	(4,908)	—
Operating gain	1,268	478	407	8	—	2,161
Three Months Ended March 31, 2020
Operating revenue - unaffiliated	$9,361	$17,466	$2,344	$277	$—	$29,448
Operating revenue - affiliated	—	—	2,853	750	(3,603)	—
Operating gain	1,420	411	349	14	—	2,194

The major product revenues for each of the reportable segments for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31
	2021	2020
Commercial & Specialty Business
Managed care products	$7,689	$7,569
Managed care services	1,386	1,381
Dental/Vision products and services	336	315
Other	80	96
Total Commercial & Specialty Business	9,491	9,361
Government Business
Managed care products	19,182	17,375
Managed care services	101	91
Total Government Business	19,283	17,466
IngenioRx
Pharmacy products and services	5,862	5,197
Total IngenioRx	5,862	5,197
Other
Integrated health services	2,249	949
Other	121	78
Total Other Business	2,370	1,027
Eliminations
Eliminations	(4,908)	(3,603)
Total product revenues	$32,098	$29,448
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31
	2021	2020
Reportable segments’ operating revenue	$32,098	$29,448
Net investment income	291	254
Net realized losses on financial instruments	(4)	(81)
Total revenues	$32,385	$29,621

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31
	2021	2020
Reportable segments’ operating gain	$2,161	$2,194
Net investment income	291	254
Net realized losses on financial instruments	(4)	(81)
Interest expense	(192)	(194)
Amortization of other intangible assets	(80)	(83)
Loss on extinguishment of debt	—	(1)
Income before income tax expense	$2,176	$2,089
16.     Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 13 years.
The information related to our leases is as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets	Other noncurrent assets	$628	$646
Lease liabilities, current	Other current liabilities	116	110
Lease liabilities, noncurrent	Other noncurrent liabilities	801	847

	Three Months Ended March 31
	2021	2020
Lease Expense
Operating lease expense	$29	$47
Short-term lease expense	12	13
Sublease income	(1)	(3)
Total lease expense	$40	$57

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$52	$44
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$14	$323

As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term of our operating leases was 7 years. The lease liabilities reflect a weighted average discount rate of 3.07% at March 31, 2021 and 3.21% at December 31, 2020.
Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2021 (excluding the three months ended March 31, 2021)	$151
2022	188
2023	163
2024	134
2025	94
Thereafter	243
Total future minimum payments	973
Less imputed interest	(56)
Total lease liabilities	$917
As of March 31, 2021, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 12 years and are expected to commence on various dates during 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $133.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2020 and the MD&A included in our 2020 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Anthem” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2021 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2021, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving nearly 44 medical members through our affiliated health plans as of March 31, 2021. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Optimum HealthCare, Simply Healthcare, and/or UniCare. Pharmacy benefits management (“PBM”) services are offered through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all 50 states and the District of Columbia through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) a global health pandemic. The virus and mitigation efforts have continued to impact the global economy, cause market instability, increase unemployment and put pressure on the healthcare system. The COVID-19 pandemic has impacted, and will likely continue to impact, our membership, our benefit expense and member behavior, including how members access healthcare services. Our Medicaid membership grew since the pandemic as a result of the temporary suspension of eligibility recertification efforts in response to the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021. During the first quarter of 2021, our non-COVID-19 healthcare utilization experience remained below pre-COVID-19 levels, partially offsetting our COVID-19 related healthcare utilization, which remained elevated. Our expenses associated with COVID-19, including testing, treatment and vaccine administration exceeded the benefit we experienced during the quarter from the lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 healthcare services.
We provided enhanced access and coverage for our members, made changes to select membership benefits and business operations and modified tools and policies to assist consumers and care providers at the height of the COVID-19 pandemic. We continued to waive cost-sharing to our members related to COVID-19 diagnostic tests, treatment and vaccine administration through the first quarter of 2021. Although the COVID-19 pandemic has impacted and will likely continue to impact our membership and benefit expense, and continued COVID-19 care, testing and vaccine administration, and the possible risk of new COVID-19 variants are expected to result in increased future medical costs, we have proactively taken actions to minimize these effects, and the pandemic has not had a material adverse effect on our reported results through March 31, 2021. However, this may change in the future as the COVID-19 pandemic continues to evolve and the full extent of its impact (including new variants of the virus, which may be more contagious, more severe or less responsive to treatment or vaccines) will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes that may impact our business. For additional discussion related to the COVID-19 pandemic and our risk factors, see Part I, Item 1, “Business–COVID-19”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–COVID-19” included in our 2020 Annual Report on Form 10-K.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) has changed and may continue to make broad-based changes to the U.S. healthcare system. We expect the ACA will continue to impact our business model and strategy. Also, the legal challenges regarding the ACA, including a federal district court decision invalidating the ACA, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision, could significantly disrupt our business. In 2020, we modestly expanded our participation in the Individual ACA-compliant market for 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 103 of the 143 rating regions in which we operate. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
Beginning in the second quarter of 2019, we began using IngenioRx to market and offer PBM services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes services such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, the cost of COVID-19 vaccines and the return of non-COVID-19 healthcare utilization. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks. We priced our affected products to cover the impact of the HIP Fee, when applicable. The HIP Fee has been permanently repealed beginning in 2021.
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
The COVID-19 pandemic has caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. During the first quarter of 2021, non-COVID healthcare utilization experience remained below our pre-COVID-19 levels, partially offsetting our COVID-19 related healthcare utilization, which remained elevated. We expect utilization of non-COVID-19 healthcare services to rebound and for claim costs to normalize in 2021. Further increases and pent-up demand in the utilization of such services may increase our claim costs in the future and affect our medical cost trends. Our expenses in 2020 and the first quarter of 2021 included additional costs to cover COVID-19 related testing, treatment and vaccine administration. During the first quarter of 2021, through various dates, we continued to provide expanded coverage for certain members for treatment related to a COVID-19 diagnosis. Governmental action has required us to provide varying coverage for COVID-19 testing and vaccine administration to our members. Continued COVID-19 care, testing and vaccine administration, and the possible risk of new COVID-19 variants, are expected to result in increased future medical costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2020 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on healthcare benefits, consumer eligibility for public programs and our cash flows for all of our lines of business. These actions, which are in effect for various durations, provide, among other things:
•mandates to waive cost-sharing on COVID-19 testing, treatment, vaccines and related services;
•reforms, including waiving Medicare originating site restrictions for qualified providers providing telehealth services;
•financial support to healthcare providers, including expansion of the Medicare accelerated payment program to all providers receiving Medicare payments;
•mandated expansion of premium payment terms, including the time period for which claims can be denied for lack of payment; and
•mandates related to prior authorizations and payment levels to providers, additional consumer enrollment windows and an increased ability to provide telehealth services.
The Consolidated Appropriations Act of 2021, which was enacted in December 2020 (the “Appropriations Act”) contains a number of provisions that may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation and reporting on pharmacy benefits and drug costs. The various health plan-related requirements of the Appropriations Act will go into effect on January 1, 2022, and our first report on pharmacy benefits and drug costs is due December 27, 2021.
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the legal challenges regarding the ACA continue to contribute to this uncertainty, including a federal district court decision invalidating the ACA in its entirety, which was argued before the U.S. Supreme Court in November 2020 and has been stayed pending the U.S. Supreme Court’s decision. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
The annual HIP Fee, which has been permanently eliminated effective in 2021, was allocated to health insurers based on the ratio of the amount of an insurer’s net premium revenues written during the preceding calendar year to the amount of health insurance premium for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee was non-deductible for federal income tax purposes. Our affected products were priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee when applicable. The total amount due from allocations to all health insurers was $15,523 for 2020. For the three months ended March 31, 2020, we recognized $417 as selling, general and administrative expense related to the HIP Fee.

For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation”, Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
On March 24, 2021, we announced our entrance into an agreement with WindRose Health Investors to acquire myNEXUS, Inc. (“myNEXUS”). myNEXUS is a comprehensive home-based nursing management company for payors and delivers integrated clinical support services for Medicare Advantage members across twenty states. This acquisition aligns with our strategy to manage integrated, whole person multi-site care and support, by providing national, large-scale expertise to manage nursing services in the home and facilitate transitions of care. The acquisition is expected to close by the end of the second quarter of 2021 and is subject to standard closing conditions and customary approvals.
On February 2, 2021, we announced our entrance into an agreement with InnovaCare Health, L.P. to acquire its Puerto Rico-based subsidiaries, including MMM Holdings, LLC (“MMM”), its Medicare Advantage plan, Medicaid plan and other affiliated companies. MMM is an integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close by the end of the second quarter of 2021 and is subject to standard closing conditions and customary approvals.
In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses for the year ended December 31, 2020. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. For additional information, see Note 4, “Business Optimization Initiatives” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc., (“Beacon”), the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligned with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions. For additional information, see Note 3, “Business Acquisitions,” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama (the “Court”) captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”) have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the plaintiffs representing a putative nationwide class of health plan subscribers. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and the Subscriber Settlement Agreement applies only to the putative subscriber class. No settlement agreement has been reached with the provider plaintiffs at this time, and the defendants continue to contest the consolidated cases brought by the provider plaintiffs.
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms. As of March 31, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court before they become effective. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In August 2020, the Delaware Court of Chancery ruled that neither we nor Cigna Corporation (“Cigna”) could collect damages in connection with the now terminated Agreement and Plan of Merger between us and Cigna. Cigna filed a notice of appeal in November 2020 challenging the trial court’s opinion that Anthem did not owe Cigna a termination fee. Cigna filed its appellate brief in December 2020, and we filed a response in January 2021. Oral argument before the Delaware Supreme Court was held in April 2021. The matter was taken under advisement. For additional information, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In January 2019, we exercised our contractual right to terminate our PBM agreement with Express Scripts, Inc. (the “ESI PBM Agreement”) and we completed the transition of our members from Express Scripts to IngenioRx by January 1, 2020. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended March 31, 2021, total medical membership increased 1.4, or 3.3%. Our medical membership grew primarily due to membership increases in our Government Business segment, partially offset by declines in our Commercial & Specialty Business segment. The increase in our Government Business membership was primarily driven by organic growth in our Medicaid business due to the temporary suspension of eligibility recertification during the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021. The increase in our Government Business membership was further due to higher sales in our Medicare Advantage business exceeding lapses. The decrease in our Commercial & Specialty Business membership was primarily driven by our fee-based business, which experienced higher in-group change as a result of increased unemployment caused by the COVID-19 pandemic, partially offset by sales in our Individual business exceeding lapses.
Operating revenue for the three months ended March 31, 2021 was $32,098, an increase of $2,650, or 9.0%, from the three months ended March 31, 2020. The increase in operating revenue for the three months ended March 31, 2021 compared to 2020 was primarily driven by higher premium revenue in our Government Business segment and higher pharmacy product revenue in our IngenioRx segment.
Net income for the three months ended March 31, 2021 was $1,667, an increase of $144, or 9.5%, from the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 was primarily due to lower net realized losses on financial instruments, improved operating gain in our Government Business and IngenioRx segments, lower income tax expense, and improved investment income, partially offset by a decline in operating gain in our Commercial & Specialty Business segment.
Our fully-diluted earnings per share (“EPS”) was $6.71 for the three months ended March 31, 2021, which represented a 13.0% increase from EPS of $5.94 for the three months ended March 31, 2020. The increase in EPS for the three months ended March 31, 2021 compared to 2020 resulted primarily from the increase in net income, as well as a lower number of diluted shares outstanding in 2021.
Operating cash flow for the three months ended March 31, 2021 and 2020 was $2,505 and $2,515, respectively. Operating cash flow was driven by changes in working capital, the impact of membership growth in our Government Business segment and higher net income in 2021 offset by the impact of the repeal of the HIP Fee in 2021.

Membership
In 2021, we have updated our medical membership reporting to better align with how we view our business. Our medical membership now includes the following customer types: Individual, Group risk-based, Group fee-based, BlueCard®, Medicare, Medicaid and our Federal Employees Health Benefits (“FEHB”) Program. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, Optimum HealthCare and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the exchanges. Individual business is sold on a risked-based basis. We offer on-exchange products through public exchanges and off-exchange products. Federal premium subsidies are available only for certain public exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Group risk-based business.
•Group risk-based consists of employer customers who purchase products on a full-risk basis, which are products for which we charge a premium and indemnify our policyholders against costs for health benefits. Group risk-based accounts include Local Group customers and National Accounts. Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health members. National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Group risk-based accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the public exchanges.
•Group fee-based customers represent employer groups, Local Group, including UniCare members, and National Accounts, who purchase fee-based products and elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some fee-based customers choose to purchase stop loss coverage to limit their retained risk. Group fee-based accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (the “home plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home Blue plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home Blue plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month.
•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Supplement plans; Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; Medicare Part D; and dual-eligible programs through Medicare-Medicaid Plans (“MMPs”). Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of Commercial accounts or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers.
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
The following table presents our medical membership by reportable segment and customer type as of March 31, 2021 and 2020. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands)	2021	2020	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	731	717	14	2.0%
Group Risk-Based	3,837	3,841	(4)	(0.1)%
Commercial Risk-Based	4,568	4,558	10	0.2%
BlueCard®	6,166	6,197	(31)	(0.5)%
Group Fee-Based	19,515	19,905	(390)	(2.0)%
Commercial Fee-Based	25,681	26,102	(421)	(1.6)%
Total Commercial & Specialty Business	30,249	30,660	(411)	(1.3)%
Government Business:
Medicare Advantage	1,538	1,341	197	14.7%
Medicare Supplement	930	914	16	1.8%
Total Medicare	2,468	2,255	213	9.4%
Medicaid	9,172	7,615	1,557	20.4%
Federal Employees Health Benefits	1,632	1,614	18	1.1%
Total Government Business	13,272	11,484	1,788	15.6%
Total Medical Membership	43,521	42,144	1,377	3.3%
Other Membership
Life and Disability Members	4,766	5,158	(392)	(7.6)%
Dental Members	6,599	6,476	123	1.9%
Dental Administration Members	1,488	1,311	177	13.5%
Vision Members	7,798	7,510	288	3.8%
Medicare Part D Standalone Members	450	383	67	17.5%

Medical Membership
Total medical membership increased primarily due to growth in our Government Business, which was driven by organic growth in our Medicaid membership as a result of the temporary suspension of eligibility recertification during the

COVID-19 pandemic. The increase in our Government Business membership was further due to higher sales in our Medicare Advantage business exceeding the lapses. These increases were partially offset by a decrease in our Commercial & Specialty Business group fee-based membership attributable to higher in-group change as a result of increased unemployment caused by the COVID-19 pandemic, partially offset by sales in our Individual business exceeding lapses.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to the loss of a group risk-based account and membership decrease in our group fee-based business. Vision membership increased as a result of growth in our Medicare business. Dental administration membership increased due to growth in our FEHB program. Dental membership increased primarily due to higher sales in our Individual and group accounts and growth in our FEHB business.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31
	2021	2020	Change	% Change
Total operating revenue	$32,098	$29,448	$2,650	9.0%
Net investment income	291	254	37	14.6%
Net realized losses on financial instruments	(4)	(81)	77	95.1%
Total revenues	32,385	29,621	2,764	9.3%
Benefit expense	23,699	21,489	2,210	10.3%
Cost of products sold	2,313	1,984	329	16.6%
Selling, general and administrative expense	3,925	3,781	144	3.8%
Other expense[1]	272	278	(6)	(2.2)%
Total expenses	30,209	27,532	2,677	9.7%
Income before income tax expense	2,176	2,089	87	4.2%
Income tax expense	509	566	(57)	(10.1)%
Net income	$1,667	$1,523	$144	9.5%
Net income attributable to noncontrolling interests	(2)	—	(2)	NM
Shareholders’ net income	$1,665	$1,523	$142	9.3%

Average diluted shares outstanding	248.2	256.4	(8.2)	(3.2)%
Diluted shareholders’ net income per share	$6.71	$5.94	$0.77	13.0%
Effective tax rate	23.4%	27.1%		(370) bp3
Benefit expense ratio[2]	85.6%	84.2%		140 bp3
Selling, general and administrative expense ratio[4]	12.2%	12.8%		(60) bp3
Income before income tax expense as a percentage of total revenues	6.7%	7.1%		(40) bp3
Shareholders' net income as a percentage of total revenues	5.1%	5.1%		0 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2021 and 2020 were $27,676 and $25,517, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Total operating revenue increased as a result of higher premium revenue due mainly to membership growth in our Government Business segment related to our Medicaid and Medicare businesses. The increase in operating revenue was also the result of additional pharmacy product revenue within our IngenioRx segment. These increases in operating revenue were partially offset by the impact of lower premium revenue due to the repeal of the HIP Fee in 2021 and certain retroactive rate adjustments and experience-rated refunds in our Medicaid business.
Net investment income increased primarily due to an increase in income from other invested assets, partially offset by lower yields on fixed maturity securities.
Net realized losses on financial instruments decreased primarily due to an increase in gains from sales of our fixed maturity securities, other invested assets and equity securities. In addition, credit losses on fixed maturity securities declined year-over-year. These improvements were partially offset by a decline in the fair value of our equity securities, which is recognized in earnings.
Benefit expense increased primarily due to increased costs resulting from membership growth in our Medicaid and Medicare businesses as well as increased expense for COVID-19 related costs. These benefit expense increases were partially offset by decreased utilization of non-COVID-19 healthcare services in 2021.
Our benefit expense ratio increased primarily due to costs associated with COVID-19, including testing and vaccine administration, and to a lesser extent, the impact of the repeal of the HIP Fee in 2021. These increases were partially offset by lower non-COVID-19 healthcare utilization in 2021 and the impact of one less calendar day compared to the first quarter of 2020.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to increased spend to support growth in our businesses, higher employee incentive compensation costs and increased premium taxes as a result of the growth in our premiums. These increases were partially offset by the repeal of the HIP Fee in 2021.
Our selling, general and administrative expense ratio decreased primarily due to the repeal of the HIP Fee in 2021 and the growth in our operating revenue. These decreases were partially offset by increased selling, general and administrative expense, as discussed in the preceding paragraph.
Our effective income tax rate decreased primarily due to the elimination of the non-tax deductible HIP Fee in 2021.
Our shareholders’ net income as a percentage of total revenues remained level in 2021 as compared to 2020 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net realized losses on financial instruments, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS, prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Results of our operations are described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020	Change	% Change
Operating Revenue
Commercial & Specialty Business	$9,491	$9,361	$130	1.4%
Government Business	19,283	17,466	1,817	10.4%
IngenioRx	5,862	5,197	665	12.8%
Other	2,370	1,027	1,343	130.8%
Eliminations	(4,908)	(3,603)	(1,305)	36.2%
Total operating revenue	$32,098	$29,448	$2,650	9.0%

Operating Gain
Commercial & Specialty Business	$1,268	$1,420	$(152)	(10.7)%
Government Business	478	411	67	16.3%
IngenioRx	407	349	58	16.6%
Other	8	14	(6)	(42.9)%

Operating Margin
Commercial & Specialty Business	13.4%	15.2%		(180) bp
Government Business	2.5%	2.4%		10 bp
IngenioRx	6.9%	6.7%		20 bp

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases in our Group risk-based business designed to cover medical cost trends and increased membership in our Individual business. These increases were partially offset by decreases in premiums due to the repeal of the HIP Fee in 2021.
Operating gain decreased primarily due to costs associated with COVID-19, including testing and vaccine administration as well as investments to support growth. The decrease in operating gain was partially offset by lower non-COVID-19 healthcare utilization and the impact of one less calendar day compared to the first quarter of 2020.
Government Business
Operating revenue increased primarily due to higher premium revenue growth in our Medicaid business driven by the temporary suspension of eligibility recertification efforts during the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021. Acquisitions and new expansions, as well as membership growth and rate increases, in our Medicare business also contributed to the operating revenue increase. These increases were partially offset by a decline in premium revenue associated with the repeal of the HIP Fee in 2021, as well as certain retroactive rate adjustments and experience-rated refunds in our Medicaid business and lower risk revenue.

The increase in operating gain was primarily driven by growth in our Medicaid membership and the impact of one less calendar day compared to the first quarter of 2020. The increase was partially offset by increased costs associated with COVID-19, net of lower non-COVID-19 healthcare utilization, experience-rated refunds in our Medicaid business and lower risk revenue.
IngenioRx
Operating revenue increased as a result of higher drug spend from IngenioRx customers including spend relating to increased Medicaid membership within our Government Business segment.
The increase in operating gain was primarily driven by an out of period adjustment and growth in integrated medical and pharmacy members in 2021.
Other
Operating revenue increased primarily due to higher administrative fees and other revenue for services performed by our Diversified Business Group for our Commercial & Specialty Business and Government Business segments, as well as our acquisition of Beacon in February 2020.
The decrease in operating gain was driven by an increase in unallocated corporate expenses, partially offset by growth in our Diversified Business Group.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2020 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2020, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2021, our critical accounting policies and estimates have not changed from those described in our 2020 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2021, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2020 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2021 and 2020, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2021 and 2020, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2021	2020
Assumed trend factors	$998	$510
Assumed completion factors	490	190
Total	$1,488	$700
The favorable development recognized in the three months ended March 31, 2021 and 2020 resulted primarily from trend factors in late 2020 and late 2019, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 and 2019 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 62.1% and 64.7% for the three months ended March 31, 2021 and 2020, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed at a similar speed during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the three months ended March 31, 2021, this metric was 15.5%, largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2019 and 2020. For the three months ended March 31, 2020, this metric was 8.8%, largely driven by favorable trend factor development at the end of 2019.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2021, this metric was 1.8%, which was calculated using the redundancy of $1,488. For the three months ended March 31, 2020, the comparable metric was 0.9%, which was calculated using the redundancy of $700. We believe these metrics demonstrate an appropriate level of reserve conservatism.
Investments
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
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2021, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
The COVID-19 pandemic and efforts to prevent its spread have significantly impacted the global economy and caused increased volatility in the securities and credit markets. While the full impact of COVID-19 on our business is currently uncertain, it could have a material adverse effect on our financial condition and our liquidity. We intend to continue to monitor market conditions and act in a prudent manner.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2021, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31		2021 vs. 2020
	2021	2020	Change
Sources of Cash:
Net cash provided by operating activities	$2,505	$2,515	$(10)
Issuances of commercial paper and short- and long-term debt, net of repayments	3,212	1,528	1,684
Proceeds from issuance of common stock under employee stock plans	89	44	45
Other sources of cash, net	65	—	65
Total sources of cash	5,871	4,087	1,784
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,330)	(571)	(759)
Purchases of subsidiaries, net of cash acquired	(27)	(1,908)	1,881
Repurchase and retirement of common stock	(447)	(529)	82
Purchases of property and equipment	(204)	(204)	—
Cash dividends	(277)	(240)	(37)
Other uses of cash, net	—	(225)	225
Total uses of cash	(2,285)	(3,677)	1,392
Effect of foreign exchange rates on cash and cash equivalents	(1)	(2)	1
Net increase in cash and cash equivalents	$3,585	$408	$3,177
Cash provided by operating activities was driven by changes in working capital, the impact of membership growth in our Government Business segment and higher net income in 2021 offset by the impact of the repeal of the HIP Fee in 2021.

Other significant changes in sources or uses of cash year-over-year included a decrease in cash paid for acquisitions, an increase in net proceeds received from the issuance of long-term debt and an increase in net purchases of investments.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $38,069 at March 31, 2021. Since December 31, 2020, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $6,774, primarily due to net proceeds from the issuance of commercial paper and short- and long-term debt and cash generated from operations.
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
At March 31, 2021, we held $4,593 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, pending acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion and lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 41.6% and 38.7% as of March 31, 2021 and December 31, 2020, respectively. The increase in our consolidated debt-to-capital ratio was primarily due to the debt issued in our March bond offering to fund our pending acquisitions and refinance an upcoming debt maturity.
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
Future Sources and Uses of Liquidity
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. We also have a 364-day senior revolving credit facility (“364-Day Facility”) with a group of lenders for general corporate purposes, which provides for credit in the amount of $1,000 and matures in June 2021. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of March 31, 2021, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 40.7%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of March 31, 2021, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the 364-Day Facility at any time during the three months ended March 31, 2021 or the year ended December 31, 2020. At March 31, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.

We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we intend to use a combination of cash on hand and/or our senior revolving credit facilities, which provide for combined credit up to $3,500, to redeem any outstanding commercial paper upon maturity. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facilities, if market conditions allow, will be willing to provide financing in accordance with their legal obligations. At March 31, 2021, there were no amounts outstanding under our commercial paper program.
We have a shelf registration statement on file with the U.S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries, the financing of possible acquisitions or business expansions or the repurchase of shares of our common stock.
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
For additional information regarding our sources and uses of capital at March 31, 2021, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Insurers Model Act (the "RBC Model Act"). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2020, which was the most recent date for which reporting was required, were in excess of all mandatory RBC requirements. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.
For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our 5-year and 364-day senior revolving credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2020 Annual Report on Form 10-K other than an increase in our borrowings. For additional information regarding our estimated contractual obligations and commitments, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and catastrophes; trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), and the ultimate outcome of legal challenges to the ACA; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation (including the ultimate outcome of litigation between Cigna Corporation and us related to the merger agreement between the parties), government investigations, audits or reviews; risks and uncertainties related to our pharmacy benefit management (“PBM”) business, including non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; medical malpractice or professional liability claims or other risks related to healthcare and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; changes in U.S. tax laws; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; the impact of international laws and regulations; intense competition to attract and retain employees; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2020 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2021, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2021 to January 31, 2021	496,541	$319.59	493,200	$5,935
February 1, 2021 to February 28, 2021	528,311	295.23	527,734	5,779
March 1, 2021 to March 31, 2021	679,367	327.81	393,985	5,645
	1,704,219		1,414,919
1    Total number of shares purchased includes 289,300 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2021, we repurchased 1,414,919 shares at a total cost of $447 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 26, 2021 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2		Bylaws of the Company, as amended effective September 30, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020.

4.6		(l) Form of the 0.450% Notes due 2023, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

(m) Form of the 1.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

(n) Form of the 2.550% Notes due 2031, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

(o) Form of the 3.600% Notes due 2051, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

4.7		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(m) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2021.

	*	(n) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2021.

	*	(o) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2021.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

April 21, 2021	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

April 21, 2021	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)