Form 10-Q
period 2021-06-30
Anthem, Inc.
filed 2021-07-21
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2021, 243,815,480 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,258	$5,741
Fixed maturity securities (amortized cost of $24,871 and $22,222; allowance for credit losses of $6 and $7)	25,848	23,433
Equity securities	1,746	1,559
Premium receivables	5,834	5,279
Self-funded receivables	3,605	2,849
Other receivables	3,246	2,830
Other current assets	4,701	4,060
Total current assets	50,238	45,751
Long-term investments:
Fixed maturity securities (amortized cost of $558 and $532; allowance for credit losses of $0 and $0)	581	562
Other invested assets	4,917	4,285
Property and equipment, net	3,733	3,483
Goodwill	24,399	21,691
Other intangible assets	10,540	9,405
Other noncurrent assets	1,689	1,438
Total assets	$96,097	$86,615

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$13,076	$11,359
Other policyholder liabilities	5,285	4,590
Unearned income	1,081	1,259
Accounts payable and accrued expenses	5,598	5,493
Short-term borrowings	175	—
Current portion of long-term debt	849	700
Other current liabilities	7,730	6,052
Total current liabilities	33,794	29,453
Long-term debt, less current portion	22,217	19,335
Reserves for future policy benefits	774	794
Deferred tax liabilities, net	2,397	2,019
Other noncurrent liabilities	1,869	1,815
Total liabilities	61,051	53,416
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 243,922,167 and 245,401,430	2	3
Additional paid-in capital	9,109	9,244
Retained earnings	25,874	23,802
Accumulated other comprehensive (loss) income	(17)	150
Total shareholders’ equity	34,968	33,199
Noncontrolling interests	78	—
Total equity	35,046	33,199
Total liabilities and equity	$96,097	$86,615

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Premiums	$28,533	$25,092	$56,209	$50,609
Product revenue	3,042	2,543	5,779	4,887
Administrative fees and other revenue	1,704	1,543	3,389	3,130
Total operating revenue	33,279	29,178	65,377	58,626
Net investment income	400	57	691	311
Net realized gains (losses) on financial instruments	172	29	168	(52)
Total revenues	33,851	29,264	66,236	58,885
Expenses
Benefit expense	24,763	19,547	48,462	41,036
Cost of products sold	2,614	2,225	4,927	4,209
Selling, general and administrative expense	3,821	4,046	7,746	7,827
Interest expense	205	201	397	395
Amortization of other intangible assets	90	93	170	176
Loss on extinguishment of debt	5	3	5	4
Total expenses	31,498	26,115	61,707	53,647
Income before income tax expense	2,353	3,149	4,529	5,238
Income tax expense	552	873	1,061	1,439
Net income	1,801	2,276	3,468	3,799
Net income attributable to noncontrolling interests	(8)	—	(10)	—
Shareholders’ net income	$1,793	$2,276	$3,458	$3,799
Shareholders’ net income per share
Basic	$7.33	$9.02	$14.13	$15.06
Diluted	$7.25	$8.91	$13.95	$14.85
Dividends per share	$1.13	$0.95	$2.26	$1.90

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2021	2020	2021	2020
Net income	$1,801	$2,276	$3,468	$3,799
Other comprehensive income (loss), net of tax:
Change in net unrealized losses/gains on investments	175	730	(187)	41
Change in non-credit component of impairment losses on investments	1	10	2	(22)
Change in net unrealized gains/losses on cash flow hedges	2	3	6	6
Change in net periodic pension and postretirement costs	8	10	18	17
Foreign currency translation adjustments	(6)	1	(6)	—
Other comprehensive income (loss)	180	754	(167)	42
Net income attributable to noncontrolling interests	(8)	—	(10)	—
Other comprehensive income attributable to noncontrolling interests	(2)	—	—	—
Total shareholders’ comprehensive income	$1,971	$3,030	$3,291	$3,841

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2021	2020
Operating activities
Net income	$3,468	$3,799
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on financial instruments	(168)	52
Depreciation and amortization	591	556
Deferred income taxes	(8)	60
Share-based compensation	133	134
Changes in operating assets and liabilities:
Receivables, net	(1,632)	(313)
Other invested assets	(44)	24
Other assets	(247)	(486)
Policy liabilities	1,912	1,024
Unearned income	(180)	(110)
Accounts payable and other liabilities	560	1,868
Income taxes	106	1,313
Other, net	(303)	104
Net cash provided by operating activities	4,188	8,025
Investing activities
Purchases of investments	(11,221)	(11,135)
Proceeds from sale of investments	6,345	4,724
Maturities, calls and redemptions from investments	2,246	1,836
Changes in securities lending collateral	(642)	(764)
Purchases of subsidiaries, net of cash acquired	(3,442)	(1,906)
Purchases of property and equipment	(489)	(437)
Other, net	(29)	(36)
Net cash used in investing activities	(7,232)	(7,718)
Financing activities
Net proceeds (repayments of) from commercial paper borrowings	300	(400)
Proceeds from long-term borrowings	3,462	2,484
Repayments of long-term borrowings	(952)	(155)
Proceeds from short-term borrowings	175	820
Repayments of short-term borrowings	—	(1,520)
Changes in securities lending payable	642	764
Repurchase and retirement of common stock	(927)	(584)
Cash dividends	(555)	(482)
Proceeds from issuance of common stock under employee stock plans	141	92
Taxes paid through withholding of common stock under employee stock plans	(93)	(111)
Other, net	375	(124)
Net cash provided by financing activities	2,568	784
Effect of foreign exchange rates on cash and cash equivalents	(7)	—
Change in cash and cash equivalents	(483)	1,091
Cash and cash equivalents at beginning of period	5,741	4,937
Cash and cash equivalents at end of period	$5,258	$6,028

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
January 1, 2021	245.4	$3	$9,244	$23,802	$150	$—	$33,199
Net income	—	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	—	(345)	(2)	(347)
Noncontrolling interests adjustment	—	—	—	—	—	65	65
Repurchase and retirement of common stock	(1.4)	(1)	(53)	(393)	—	—	(447)
Dividends and dividend equivalents	—	—	—	(281)	—	—	(281)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	62	—	—	—	62
March 31, 2021	244.9	2	9,253	24,793	(195)	65	33,918
Net income	—	—	—	1,793	—	8	1,801
Other comprehensive income	—	—	—	—	178	2	180
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.3)	—	(47)	(433)	—	—	(480)
Dividends and dividend equivalents	—	—	—	(279)	—	—	(279)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	119	—	—	—	119
Convertible debenture repurchases and conversions	—	—	(216)	—	—	—	(216)
June 30, 2021	243.9	$2	$9,109	$25,874	$(17)	$78	$35,046

See accompanying notes.

Anthem, Inc. Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2019 (audited)	252.9	$3	$9,448	$22,573	$(296)	$—	$31,728
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(35)	—	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	—	31,693
Net income	—	—	—	1,523	—	—	1,523
Other comprehensive loss	—	—	—	—	(712)	—	(712)
Repurchase and retirement of common stock	(1.9)	—	(71)	(458)	—	—	(529)
Dividends and dividend equivalents	—	—	—	(243)	—	—	(243)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	3	—	—	—	3
Convertible debenture repurchases and conversions	—	—	(42)	—	—	—	(42)
March 31, 2020	252.0	3	9,338	23,360	(1,008)	—	31,693
Net income	—	—	—	2,276	—	—	2,276
Other comprehensive income	—	—	—	—	754	—	754
Repurchase and retirement of common stock	(0.2)	—	(9)	(46)	—	—	(55)
Dividends and dividend equivalents	—	—	—	(244)	—	—	(244)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	113	—	—	—	113
Convertible debenture repurchases and conversions	—	—	(82)	—	—	—	(82)
June 30, 2020	252.1	3	9,360	25,346	(254)	—	34,455

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2021
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.     Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 44 medical members through our affiliated health plans as of June 30, 2021. We offer a broad spectrum of network-based managed care plans to Individual, Group, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations (“PPOs”); Health Maintenance Organizations (“HMOs”); Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management (“PBM”), dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states and Puerto Rico as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. Also, we provide PBM services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2020 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 have been recorded. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.

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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $248 and $170 at June 30, 2021 and December 31, 2020, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in accumulated other comprehensive (loss) income. Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive (loss) income.
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
The changes in fair value of our marketable equity securities are recognized in our results of operations within net realized gains and losses on financial instruments. Certain marketable equity securities are held to satisfy contractual obligations, and are reported under the caption “Other invested assets” in our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $152 and $146 at June 30, 2021 and December 31, 2020, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $91 and $54 at June 30, 2021 and December 31, 2020, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income, and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $479 and $374 at June 30, 2021 and December 31, 2020, respectively.
Revenue Recognition: For our fee-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2021. For the three and six months ended June 30, 2021, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
Recent Accounting Guidance Not Yet Adopted: In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We are currently evaluating the effects the adoption of ASU 2020-11 and ASU 2018-12 will have on our consolidated financial position, results of operations, cash flows, and related disclosures.
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
3.    Business Acquisitions
MMM Holdings, LLC and Affiliates
On June 29, 2021, we completed our acquisition of MMM Holdings, LLC (“MMM”), and its Medicare Advantage plan, Medicaid plan and other affiliated companies from InnovaCare Health, L.P. MMM is a Puerto Rico based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of MMM’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $2,171 at June 30, 2021, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of MMM primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy.
The preliminary fair value of MMM’s identifiable intangible assets was $968 at June 30, 2021. The results of operations of MMM for the period from June 29, 2021 through June 30, 2021 were not material and are not included in our consolidated financial statements as of June 30, 2021. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
myNEXUS, Inc.
On April 28, 2021, we completed our acquisition of myNEXUS, Inc. (“myNEXUS”) from WindRose Health Investors, a comprehensive home-based nursing management company for payors. At the time of acquisition, myNEXUS delivered integrated clinical support services for Medicare Advantage members across twenty states. This acquisition aligns with our strategy to manage integrated, whole person multi-site care and support, by providing national, large-scale expertise to manage nursing services in the home and facilitate transitions of care.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of myNEXUS’ assets acquired and liabilities assumed, including identifiable intangible assets. The excess of consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $520 at June 30, 2021, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of myNEXUS primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy.
The fair value of the net assets acquired from myNEXUS includes $284 of other intangible assets at June 30, 2021, which primarily consist of finite-lived customer relationships with amortization periods ranging from 2 to 17 years. The results of operations of myNEXUS are included in our consolidated financial statements within our Other segment for the period following April 28, 2021. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Beacon Health Options, Inc.
On February 28, 2020, we completed our acquisition of Beacon Health Options, Inc. (“Beacon”), which was the largest independently held behavioral health organization in the country. At the time of acquisition, Beacon served more than thirty-four million individuals across all fifty states. This acquisition aligned with our strategy to diversify into health services and deliver both integrated solutions and care delivery models that personalize care for people with complex and chronic conditions.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $1,072 at December 31, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. Goodwill was adjusted by $9 through the end of the measurement period in February 2021 related to finalization of income tax considerations, resulting in final goodwill of $1,081 as of June 30, 2021.
The fair value of the net assets acquired from Beacon includes $752 of other intangible assets at June 30, 2021, which primarily consist of finite-lived customer relationships with amortization periods ranging from 8 to 25 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following

February 28, 2020. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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
A summary of the activity related to the liability for the employee termination costs during the six months ended June 30, 2021, by reportable segment, is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liability for employee termination costs at January 1, 2021	$92	$88	$1	$6	$187
Payments	(12)	(13)	—	(1)	(26)
Liability for employee termination costs at June 30, 2021	$80	$75	$1	$5	$161
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

A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2021 and December 31, 2020 is as follows:

	Cost or Amortized Cost						Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive (Loss) Income
		Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
June 30, 2021
Fixed maturity securities:
United States Government securities	$1,322	$10	$(12)	$—	$—	$1,320	$—
Government sponsored securities	60	5	—	—	—	65	—
Foreign government securities	344	10	(3)	(1)	—	350	—
States, municipalities and political subdivisions	5,126	360	(2)	(1)	—	5,483	—
Corporate securities	11,661	558	(31)	(8)	(4)	12,176	—
Residential mortgage-backed securities	4,337	117	(12)	(8)	(2)	4,432	—
Commercial mortgage-backed securities	73	3	—	(3)	—	73	—
Other securities	2,506	32	(2)	(6)	—	2,530	—
Total fixed maturity securities	$25,429	$1,095	$(62)	$(27)	$(6)	$26,429	$—
December 31, 2020
Fixed maturity securities:
United States Government securities	$765	$11	$(2)	$—	$—	$774	$—
Government sponsored securities	63	6	—	—	—	69	—
Foreign government securities	290	17	(2)	—	—	305	—
States, municipalities and political subdivisions	5,185	395	(1)	—	—	5,579	—
Corporate securities	10,233	697	(20)	(11)	(7)	10,892	(1)
Residential mortgage-backed securities	4,208	154	(8)	(9)	—	4,345	(2)
Commercial mortgage-backed securities	73	3	(1)	(3)	—	72	—
Other securities	1,937	33	(5)	(6)	—	1,959	—
Total fixed maturity securities	$22,754	$1,316	$(39)	$(29)	$(7)	$23,995	$(3)

For fixed maturity securities in an unrealized loss position at June 30, 2021 and December 31, 2020, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2021
Fixed maturity securities:
United States Government securities	62	$766	$(12)	1	$8	$—
Government sponsored securities	1	1	—	—	—	—
Foreign government securities	153	114	(3)	22	11	(1)
States, municipalities and political subdivisions	132	231	(2)	4	11	(1)
Corporate securities	1,158	1,718	(31)	179	204	(8)
Residential mortgage-backed securities	385	1,372	(12)	108	147	(8)
Commercial mortgage-backed securities	—	—	—	4	8	(3)
Other securities	228	665	(2)	58	112	(6)
Total fixed maturity securities	2,119	$4,867	$(62)	376	$501	$(27)
December 31, 2020
Fixed maturity securities:
United States Government securities	27	$301	$(2)	—	$—	$—
Government sponsored securities	—	—	—	1	—	—
Foreign government securities	55	35	(2)	9	4	—
States, municipalities and political subdivisions	36	57	(1)	1	3	—
Corporate securities	646	765	(20)	150	169	(11)
Residential mortgage-backed securities	224	442	(8)	90	110	(9)
Commercial mortgage-backed securities	6	16	(1)	3	4	(3)
Other securities	207	509	(5)	79	179	(6)
Total fixed maturity securities	1,201	$2,125	$(39)	333	$469	$(29)
Below are discussions by security type for unrealized losses and credit losses as of June 30, 2021:
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment and energy sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of June 30, 2021. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.
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
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Corporate Securities	Residential mortgage-backed securities	Total	Corporate Securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$6	$2	$8	$7	$—	$7
Additions for securities for which no previous expected credit losses were recognized	—	—	—	1	—	1
Securities sold during the period	(2)	—	(2)	(2)	—	(2)
(Decreases) increases to the allowance for credit losses on securities	—	—	—	(2)	2	—
Total allowance for credit losses, ending balance	$4	$2	$6	$4	$2	$6

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Corporate Securities	Foreign Government Securities	Total	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$51	$—	$51	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	9	1	10	60	1	61
Securities sold during the period	(8)	—	(8)	(8)	—	(8)
Decreases to the allowance for credit losses on securities	(29)	—	(29)	(29)	—	(29)
Total allowance for credit losses, ending balance	$23	$1	$24	$23	$1	$24

The amortized cost and fair value of fixed maturity securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$745	$749
Due after one year through five years	6,392	6,644
Due after five years through ten years	8,370	8,673
Due after ten years	5,512	5,858
Mortgage-backed securities	4,410	4,505
Total fixed maturity securities	$25,429	$26,429

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Proceeds	$627	$2,618	$5,950	$4,549
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
Equity Securities
A summary of marketable equity securities at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Equity securities:
Exchange traded funds	$1,596	$1,154
Fixed maturity mutual funds	—	144
Common equity securities	73	201
Private equity securities	77	60
Total	$1,746	$1,559
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

Investment Gains and Losses
Net realized investment gains (losses) on investments for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net realized gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$47	$37	$103	$80
Gross realized losses from sales	(12)	(50)	(24)	(70)
Impairment recoveries (losses) recognized in income	2	27	1	(24)
Net realized gains (losses) from sales of fixed maturity securities	37	14	80	(14)
Equity securities:
Gross realized gains	23	64	28	65
Gross realized losses	(5)	(19)	(76)	(70)
Net realized gains (losses) on equity securities	18	45	(48)	(5)
Other invested assets:
Gross realized gains	90	—	95	6
Impairment recoveries (losses) recognized in income	2	(29)	(6)	(35)
Net realized gains (losses) from sales of other investments	92	(29)	89	(29)
Net realized gains (losses) on investments	$147	$30	$121	$(48)
The gains and losses related to equity securities for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net realized gains (losses) recognized on equity securities	$18	$45	$(48)	$(5)
Less: Net realized gains (losses) recognized on equity securities sold during the period	1	20	(56)	5
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$17	$25	$8	$(10)
Accrued Investment Income
At June 30, 2021 and December 31, 2020, accrued investment income totaled $195 and $188, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $1,841 and $1,199 at June 30, 2021 and December 31, 2020, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of June 30, 2021 and December 31, 2020. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
The remaining contractual maturity of our securities lending agreements at June 30, 2021 is as follows:

Overnight and Continuous
Securities lending collateral
Cash	$1,739
United States Government securities	102
Total	$1,841
6.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current assets” or “Other noncurrent assets” or “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets.
We have previously entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. All swaps were expired or terminated as of June 30, 2021.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive (loss) income, net of tax, was $244 and $250 at June 30, 2021 and December 31, 2020, respectively.
During the three and six months ended June 30, 2021, we recognized net realized gains on non-hedging derivatives of $25 and $47, respectively. During the three and six months ended June 30, 2020, we recognized net realized losses on non-hedging derivatives of $1 and $4, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 is as follows:

	Level I	Level II	Level III	Total
June 30, 2021
Assets:
Cash equivalents	$2,044	$—	$—	$2,044
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,320	—	1,320
Government sponsored securities	—	65	—	65
Foreign government securities	—	350	—	350
States, municipalities and political subdivisions, tax-exempt	—	5,483	—	5,483
Corporate securities	—	11,825	351	12,176
Residential mortgage-backed securities	—	4,430	2	4,432
Commercial mortgage-backed securities	—	73	—	73
Other securities	—	2,523	7	2,530
Total fixed maturity securities, available-for-sale	—	26,069	360	26,429
Equity securities:
Exchange traded funds	1,596	—	—	1,596
Common equity securities	6	67	—	73
Private equity securities	—	—	77	77
Total equity securities	1,602	67	77	1,746
Other invested assets - common equity securities	184	—	—	184
Securities lending collateral	—	1,841	—	1,841
Derivatives	—	91	—	91
Total assets	$3,830	$28,068	$437	$32,335
Liabilities:
Derivatives	$—	$(31)	$—	$(31)
Total liabilities	$—	$(31)	$—	$(31)

December 31, 2020
Assets:
Cash equivalents	$3,163	$—	$—	$3,163
Fixed maturity securities, available-for-sale:
United States Government securities	—	774	—	774
Government sponsored securities	—	69	—	69
Foreign government securities	—	305	—	305
States, municipalities and political subdivisions, tax-exempt	—	5,579	—	5,579
Corporate securities	—	10,567	325	10,892
Residential mortgage-backed securities	—	4,343	2	4,345
Commercial mortgage-backed securities	—	72	—	72
Other securities	—	1,954	5	1,959
Total fixed maturity securities, available-for-sale	—	23,663	332	23,995
Equity securities:
Exchange traded funds	1,154	—	—	1,154
Fixed maturity mutual funds	—	144	—	144
Common equity securities	171	30	—	201
Private equity securities	—	—	60	60
Total equity securities	1,325	174	60	1,559
Securities lending collateral	—	1,199	—	1,199
Derivatives	—	43	—	43
Total assets	$4,488	$25,079	$392	$29,959
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2021 and 2020 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended June 30, 2021
Beginning balance at April 1, 2021	$324	$2	$5	$65	$396
Total gains:
Recognized in net income	—	—	—	5	5
Recognized in accumulated other comprehensive (loss) income	3	—	—	—	3
Purchases	65	—	2	8	75
Sales	(9)	—	—	(1)	(10)
Settlements	(32)	—	—	—	(32)
Ending balance at June 30, 2021	$351	$2	$7	$77	$437
Change in unrealized losses included in net income related to assets still held at June 30, 2021	$—	$—	$—	$5	$5

Three Months Ended June 30, 2020
Beginning balance at April 1, 2020	$316	$2	$5	$82	$405
Total gains (losses):
Recognized in net income	1	—	—	(10)	(9)
Recognized in accumulated other comprehensive (loss) income	(7)	—	—	—	(7)
Purchases	14	—	—	3	17
Sales	(1)	—	—	(13)	(14)
Settlements	(9)	—	—	—	(9)
Ending balance at June 30, 2020	$314	$2	$5	$62	$383
Change in unrealized losses included in net income related to assets still held at June 30, 2020	$—	$—	$—	$(10)	$(10)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2021 and 2020 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Six Months Ended June 30, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains:
Recognized in net income	—	—	—	13	13
Recognized in accumulated other comprehensive (loss) income	6	—	—	—	6
Purchases	104	—	2	8	114
Sales	(11)	—	—	(4)	(15)
Settlements	(73)	—	—	—	(73)
Ending balance at June 30, 2021	$351	$2	$7	$77	$437
Change in unrealized losses included in net income related to assets still held at June 30, 2021	$—	$—	$—	$13	$13

Six Months Ended June 30, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total losses:
Recognized in net income	(1)	—	—	(16)	(17)
Recognized in accumulated other comprehensive (loss) income	(17)	—	—	—	(17)
Purchases	39	—	—	15	54
Sales	(4)	—	—	(22)	(26)
Settlements	(19)	—	(2)	—	(21)
Transfers into Level III	13	—	—	—	13
Ending balance at June 30, 2020	$314	$2	$5	$62	$383
Change in unrealized losses included in net income related to assets still held at June 30, 2020	$—	$—	$—	$(17)	$(17)
There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2021 or 2020.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisitions of myNEXUS and MMM during the second quarter of 2021, as well as our acquisition of Beacon during the first quarter of 2020. The net assets acquired in our acquisitions of Beacon, myNEXUS and MMM and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Beacon, myNEXUS and MMM were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of Beacon, myNEXUS and MMM described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2021 or 2020.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2021 or 2020.
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
The carrying amounts for cash, premium receivables, self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, and certain other current liabilities approximate fair value because of the short-term nature of these items. These assets and liabilities are not listed in the table below.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2021 and December 31, 2020 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2021
Assets:
Other invested assets	$4,733	$—	$—	$4,733	$4,733
Liabilities:
Debt:
Short-term borrowings	175	—	175	—	175
Commercial paper	550	—	550	—	550
Notes	22,439	—	25,425	—	25,425
Convertible debentures	77	—	610	—	610

December 31, 2020
Assets:
Other invested assets	$4,285	$—	$—	$4,285	$4,285
Liabilities:
Debt:
Commercial paper	250	—	250	—	250
Notes	19,677	—	23,307	—	23,307
Convertible debentures	108	—	712	—	712
8.     Income Taxes
During the three months ended June 30, 2021 and 2020, we recognized income tax expense of $552 and $873, respectively, which represent effective income tax rates of 23.5% and 27.7%, respectively. The decrease in our effective income tax rate was primarily due to the repeal of the non-tax deductible Health Insurance Provider Fee (“HIP Fee”) for years after 2020.
During the six months ended June 30, 2021 and 2020, we recognized income tax expense of $1,061 and $1,439, respectively, which represent effective income tax rates of 23.4% and 27.5%, respectively. The decrease in our effective income tax rate was primarily due to the repeal of the non-tax deductible HIP Fee for years after 2020.

Income taxes receivable totaled $156 and $262 at June 30, 2021 and December 31, 2020, respectively. We recognize the the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the six months ended June 30, 2021 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,294	$7,646	$195	$11,135
Ceded medical claims payable, beginning of period	(13)	(33)	—	(46)
Net medical claims payable, beginning of period	3,281	7,613	195	11,089
Business combinations and purchase adjustments	—	375	45	420
Net incurred medical claims:
Current period	13,360	34,232	751	48,343
Prior periods redundancies	(570)	(1,190)	(12)	(1,772)
Total net incurred medical claims	12,790	33,042	739	46,571
Net payments attributable to:
Current period medical claims	10,295	26,647	591	37,533
Prior periods medical claims	2,154	5,455	158	7,767
Total net payments	12,449	32,102	749	45,300
Net medical claims payable, end of period	3,622	8,928	230	12,780
Ceded medical claims payable, end of period	11	30	—	41
Gross medical claims payable, end of period	$3,633	$8,958	$230	$12,821
At June 30, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $71, $486 and $3,065 for the claim years 2019 and prior, 2020 and 2021, respectively.
At June 30, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $105, $862 and $7,961 for the claim years 2019 and prior, 2020 and 2021, respectively.
At June 30, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $0, $25 and $205 for the claim years 2019 and prior, 2020 and 2021, respectively.

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
The favorable development recognized in the six months ended June 30, 2021 and 2020 resulted primarily from trend factors in late 2020 and late 2019, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 and 2019, respectively, developing faster than expected also contributed to the favorability. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at June 30, 2021.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2021 is as follows:

	Three Months Ended		Six Months Ended June 30, 2021
	March 31, 2021	June 30, 2021
Net incurred medical claims:
Commercial & Specialty Business	$6,072	$6,718	$12,790
Government Business	16,319	16,723	33,042
Other	336	403	739
Total net incurred medical claims	22,727	23,844	46,571
Quality improvement and other claims expense	972	919	1,891
Benefit expense	$23,699	$24,763	$48,462

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2020 is as follows:

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Net incurred medical claims:
Commercial & Specialty Business	$5,797	$5,147	$10,944
Government Business	14,603	13,233	27,836
Other	130	368	498
Total net incurred medical claims	20,530	18,748	39,278
Quality improvement and other claims expense	959	799	1,758
Benefit expense	$21,489	$19,547	$41,036

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of June 30, 2021, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$3,622	$8,928	$230	$12,780
Ceded medical claims payable, end of period	11	30	—	41
Insurance lines other than short duration	—	255	—	255
Gross medical claims payable, end of period	$3,633	$9,213	$230	$13,076
10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2021 and December 31, 2020, we had $22,414 and $19,652, respectively, outstanding under these notes.
On May 15, 2021, we redeemed the $700 outstanding principal balance of our 3.700% Notes due August 15, 2021 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.
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
We have an unsecured surplus note with an outstanding principal balance of $25 at both June 30, 2021 and December 31, 2020.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. On June 3, 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into a new 364-day senior revolving credit facility (the “new 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities” ) with a group of lenders for general corporate purposes. The new 364-Day Facility provides for credit in the amount of $1,000 and matures in June 2022. Our ability to borrow under these Credit Facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of June 30, 2021, our debt-to-capital ratio, as defined and calculated under the Credit Facilities, was 39.9%. We do not believe the restrictions contained in any of our Credit Facility covenants materially affect our financial or operating flexibility. As of June 30, 2021, we were in compliance with all of the debt covenants under these Credit Facilities. There were no amounts outstanding under the prior 364-Day Facility or the new 364-Day Facility at any time during the six months ended June 30, 2021 or the year ended December 31, 2020. At June 30, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $300. At June 30, 2021 and December 31, 2020, there were no amounts outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At June 30, 2021 and December 31, 2020, we had $550 and $250, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), which are governed by an indenture (the “indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During each of the three and six months ended June 30, 2021, $46 of aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three and six months ended June 30, 2021 of $252 and $253, respectively. We recognized a loss on the extinguishment of debt related to the Debentures of $5, for each of the three and six months ended June 30, 2021, based on the fair values of the debt on the conversion settlement dates.
The following table summarizes at June 30, 2021 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$113
Unamortized debt discount	$35
Net debt carrying amount	$78
Equity component carrying amount	$41
Conversion rate (shares of common stock per $1,000 of principal amount)	14.1462
Effective conversion price (per $1,000 of principal amount)	$70.6904
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $175 and $0 of outstanding short-term borrowings from the FHLBs at June 30, 2021 and December 31, 2020, respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at June 30, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

In response to cross motions for partial summary judgment by plaintiffs and defendants, the Court issued an order in April 2018 determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard® program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether the defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In April 2019, the plaintiffs filed motions for class certification, which defendants opposed.
The BCBSA and Blue plans have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to their local Blue plan. As of June 30, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made.
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court. Objections to the settlement, as well as the deadline for those who wish to opt out from the settlement, must be submitted by July 28, 2021. Claims for settlement payments by members of the subscriber class must be filed by November 5, 2021. A final approval hearing has been scheduled for October 20, 2021. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.

In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determines the standard of review applicable to providers’ claims. In May 2021, the defendants and provider plaintiffs filed renewed standard of review motions. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. Responses to the June 2021 motions are due in August 2021 and replies must be filed in September 2021. We intend to continue to vigorously defend the provider suit; however, its ultimate outcome cannot be presently determined.
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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. Plaintiff has appealed the order granting summary judgment. We estimate that the briefing on the appeal will be complete by the end of 2021 and that oral argument will be scheduled sometime in 2022. We intend to vigorously defend the appeal of this lawsuit.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. Rebuttal expert reports were submitted in October 2020 and discovery must be completed by July 2021. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
In re Express Scripts/Anthem ERISA Litigation
We are a defendant in a class action lawsuit that was initially filed in June 2016 against Anthem, Inc. and Express Scripts, which has been consolidated into a single multi-district lawsuit captioned In re Express Scripts/Anthem ERISA Litigation, in the U.S. District Court for the Southern District of New York. The consolidated complaint was filed by plaintiffs against Express Scripts and us on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to December 31, 2019 in which we provided prescription drug benefits through the ESI PBM Agreement and paid a percentage based co-insurance payment in the course of using that prescription drug benefit. The plaintiffs allege that we breached our duties, either under ERISA or with respect to the implied covenant of good faith and fair dealing implied in the health plans, (i) by failing to adequately monitor Express Scripts’ pricing under the ESI PBM Agreement, (ii) by placing our own pecuniary interest above the best interests of our insureds by allegedly agreeing to higher pricing in the ESI PBM Agreement in exchange for the purchase price for our NextRx PBM business, and (iii) with respect to the non-ERISA members, by negotiating and entering into the ESI PBM Agreement that was allegedly detrimental to the interests of such non-ERISA members. Plaintiffs seek to hold us and Express Scripts jointly and severally liable and to recover all losses allegedly suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest.
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), which was heard in October 2018. In December 2020, the Second Circuit affirmed the trial court’s decision dismissing the ERISA complaint. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc. Plaintiff’s Petition for Rehearing was denied. Plaintiffs filed a Writ of Certiorari with the U.S. Supreme Court, our response to which is due in August 2021. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Cigna Corporation Merger Litigation
In July 2015, we and Cigna Corporation (“Cigna”) announced that we entered into the Cigna Agreement and Plan of Merger (“Cigna Merger Agreement”) pursuant to which we would acquire all outstanding shares of Cigna. In July 2016, the U.S. Department of Justice (“DOJ”), along with certain state attorneys general, filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (“District Court”) seeking to block the merger. In February 2017, Cigna purported to terminate the Cigna Merger Agreement and commenced litigation against us in the Delaware Court of Chancery (“Delaware Court”) seeking damages, including the $1,850 termination fee pursuant to the terms of the Cigna Merger Agreement, and a declaratory judgment that its purported termination of the Cigna Merger Agreement was lawful, among other claims, which is captioned Cigna Corp. v. Anthem Inc.
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
In the Delaware Court litigation, trial commenced in late February 2019 and concluded in March 2019. The Delaware Court held closing arguments in November 2019 and took the matter under consideration. In August 2020, the Delaware Court issued an opinion finding that neither party was owed damages and that we did not owe Cigna the $1,850 termination fee. The Delaware Court issued an order implementing its opinion in October 2020. Cigna filed its notice of appeal in November 2020 challenging the Court’s decision that Anthem did not owe Cigna a termination fee. In May 2021, the Delaware Supreme Court affirmed the trial court's decision. This matter is now concluded.
In October 2018, a shareholder filed a derivative lawsuit in the State of Indiana Marion County Superior Court (the “Marion County Superior Court”), captioned Henry Bittmann, Derivatively, et al. v. Joseph R Swedish, et al., purportedly on behalf of us and our shareholders against certain current and former directors and officers alleging breaches of fiduciary duties, unjust enrichment and corporate waste associated with the Cigna Merger Agreement. This case had been stayed at the request of the parties pending the outcome of our litigation with Cigna in the Delaware Court. In May 2021, the Delaware Supreme Court affirmed the trial court’s decision. As a result of this development, the parties to this derivative lawsuit stipulated to the dismissal of this lawsuit, which the Marion County Superior Court approved in May 2021. This matter is now concluded.
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

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation focuses on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal Division of the DOJ, which then initiated an investigation. We are cooperating with the government’s investigation. We are in the process of analyzing the scope of potential data corrections to be submitted to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. We are in active litigation with two groups of sellers regarding part of the escrowed funds in cases captioned Shareholder Representative Services, LLC v. ATH Holding Company, LLC and Highland Acquisition Holdings, LLC and LPPAS Representative, LLC v. ATH Holding Company, LLC, both pending in the Delaware Court.

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

Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at June 30, 2021 is approximately $1,166. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
A summary of our cash dividend activity for the six months ended June 30, 2021 and 2020 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
April 20, 2021	June 10, 2021	June 25, 2021	$1.13	$278

Six Months Ended June 30, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
April 28, 2020	June 10, 2020	June 25, 2020	$0.95	$242
On July 20, 2021, our Audit Committee declared a third quarter 2021 dividend to shareholders of $1.13 per share, payable on September 24, 2021 to shareholders of record at the close of business on September 10, 2021.
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

A summary of common stock repurchases for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30
	2021	2020
Shares repurchased	2.7	2.1
Average price per share	$346.47	$273.72
Aggregate cost	$927	$584
Authorization remaining at the end of the period	$5,165	$3,208
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3.1	$230.00
Granted	0.7	312.33
Exercised	(0.6)	193.55
Forfeited or expired	(0.1)	286.70
Outstanding at June 30, 2021	3.1	253.91	7.23	$402
Exercisable at June 30, 2021	1.6	215.56	5.94	$270
A summary of the nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2021 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	1.3	$272.51
Granted	0.9	312.50
Vested	(0.8)	244.24
Forfeited	(0.1)	287.67
Nonvested at June 30, 2021	1.3	295.57
During the six months ended June 30, 2021, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2021 to 2023. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2023 based on results in the three year period.
During the six months ended June 30, 2021, we granted an additional 0.3 restricted stock units associated with our 2018 grants that were earned as a result of satisfactory completion of performance measures between 2018 and 2020. These grants and vested shares have been included in the activity shown above.

Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021	2020
Risk-free interest rate	1.44%	1.30%
Volatility factor	30.00%	26.00%
Quarterly dividend yield	0.360%	0.350%
Weighted-average expected life (years)	5.50	4.30
The following weighted-average fair values per option or share were determined for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
	2021	2020
Options granted during the period	$79.22	$54.04
Restricted stock awards granted during the period	312.50	272.14

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at June 30, 2021 and 2020 is as follows:

	June 30
	2021	2020
Investments:
Gross unrealized gains	$1,095	$974
Gross unrealized losses	(89)	(229)
Net pre-tax unrealized gains	1,006	745
Deferred tax liability	(240)	(183)
Adjustment for noncontrolling interest	(4)	—
Net unrealized gains on investments	762	562
Non-credit components of impairments on investments:
Gross unrealized losses	—	(32)
Deferred tax asset	—	8
Net unrealized non-credit component of impairments on investments	—	(24)
Cash flow hedges:
Gross unrealized losses	(308)	(323)
Deferred tax asset	64	67
Net unrealized losses on cash flow hedges	(244)	(256)
Defined benefit pension plans:
Deferred net actuarial loss	(723)	(707)
Deferred prior service credits	—	(1)
Deferred tax asset	184	181
Net unrecognized periodic benefit costs for defined benefit pension plans	(539)	(527)
Postretirement benefit plans:
Deferred net actuarial loss	(3)	(25)
Deferred prior service costs	10	16
Deferred tax (liability) asset	(2)	2
Net unrecognized periodic benefit credit (costs) for postretirement benefit plans	5	(7)
Foreign currency translation adjustments:
Gross unrealized losses	(1)	(3)
Deferred tax asset	—	1
Net unrealized losses on foreign currency translation adjustments	(1)	(2)
Accumulated other comprehensive loss	$(17)	$(254)

Other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30
	2021	2020
Investments:
Net holding gains on investment securities arising during the period, net of tax expense of ($61) and ($238), respectively	$201	$741
Reclassification adjustment for net realized gains on investment securities, net of tax expense of $7 and $4, respectively	(26)	(11)
Total reclassification adjustment on investments	175	730
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax expense of $0 and ($2), respectively	1	10
Cash flow hedges:
Holding gain, net of tax expense of ($1) and ($1), respectively	2	3
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2) and ($4), respectively	8	10
Foreign currency translation adjustment, net of tax benefit of $1 and $0, respectively	(6)	1
Net gain recognized in other shareholders’ comprehensive income, net of tax expense of ($56) and ($241), respectively	180	754
Net loss related to noncontrolling interests, net of tax benefit of $1 and $0, respectively	(2)	—
Net gain recognized in other comprehensive income, net of tax expense of ($55) and ($241), respectively	$178	$754
Other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30
	2021	2020
Investments:
Net holding (loss) gains on investment securities arising during the period, net of tax benefit (expense) of $46 and ($23), respectively	$(125)	$33
Reclassification adjustment for net realized (loss) gains on investment securities, net of tax expense (benefit) of $16 and ($5), respectively	(62)	8
Total reclassification adjustment on investments	(187)	41
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax (expense) benefit of ($1) and $7, respectively	2	(22)
Cash flow hedges:
Holding gain, net of tax expense of ($2) and ($2), respectively	6	6
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($6) and ($7), respectively	18	17
Foreign currency translation adjustment, net of tax benefit of $1 and $0, respectively	(6)	—
Net (loss) gain recognized in other shareholders’ comprehensive income, net of tax benefit (expense) of $54 and ($30), respectively	(167)	42
Net loss related to noncontrolling interests, net of tax benefit of $1 and $0, respectively	—	—
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $55 and ($30), respectively	$(167)	$42

14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Denominator for basic earnings per share – weighted-average shares	244.5	252.2	244.8	252.3
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	2.9	3.2	3.0	3.6
Denominator for diluted earnings per share	247.4	255.4	247.8	255.9
During the three months ended June 30, 2021 and 2020, weighted-average shares related to certain stock options of 0.3 and 1.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2021 and 2020, weighted-average shares related to certain stock options of 0.4 and 1.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three and six months ended June 30, 2021, we issued approximately 0.0 and 0.9 restricted stock units, respectively, under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2021 through 2023. During the three and six months ended June 30, 2020, we issued approximately 0.1 and 1.3 restricted stock units, respectively, under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2020 through 2022. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.
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
Financial data by reportable segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended June 30, 2021
Operating revenue - unaffiliated	$9,550	$20,066	$3,042	$621	$—	$33,279
Operating revenue - affiliated	—	—	3,177	1,896	(5,073)	—
Operating gain	791	868	405	17	—	2,081
Three Months Ended June 30, 2020
Operating revenue - unaffiliated	$8,789	$17,242	$2,544	$603	$—	$29,178
Operating revenue - affiliated	—	—	2,725	849	(3,574)	—
Operating gain	1,372	1,618	304	66	—	3,360
Six Months Ended June 30, 2021
Operating revenue - unaffiliated	$19,041	$39,349	$5,780	$1,207	$—	$65,377
Operating revenue - affiliated	—	—	6,301	3,680	(9,981)	—
Operating gain	2,059	1,346	812	25	—	4,242
Six Months Ended June 30, 2020
Operating revenue - unaffiliated	$18,150	$34,708	$4,887	$881	$—	$58,626
Operating revenue - affiliated	—	—	5,579	1,598	(7,177)	—
Operating gain	2,792	2,029	653	80	—	5,554

The major product revenues for each of the reportable segments for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Commercial & Specialty Business
Managed care products	$7,772	$7,132	$15,461	$14,700
Managed care services	1,416	1,263	2,802	2,645
Dental/Vision products and services	335	284	671	599
Other	27	110	107	206
Total Commercial & Specialty Business	9,550	8,789	19,041	18,150
Government Business
Managed care products	19,965	17,149	39,147	34,524
Managed care services	101	93	202	184
Total Government Business	20,066	17,242	39,349	34,708
IngenioRx
Pharmacy products and services	6,219	5,269	12,081	10,466
Total IngenioRx	6,219	5,269	12,081	10,466
Other
Integrated health services	2,366	1,376	4,615	2,325
Other	151	76	272	154
Total Other Business	2,517	1,452	4,887	2,479
Eliminations
Eliminations	(5,073)	(3,574)	(9,981)	(7,177)
Total product revenues	$33,279	$29,178	$65,377	$58,626
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Reportable segments’ operating revenue	$33,279	$29,178	$65,377	$58,626
Net investment income	400	57	691	311
Net realized gains (losses) on financial instruments	172	29	168	(52)
Total revenues	$33,851	$29,264	$66,236	$58,885

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Reportable segments’ operating gain	$2,081	$3,360	$4,242	$5,554
Net investment income	400	57	691	311
Net realized gains (losses) on financial instruments	172	29	168	(52)
Interest expense	(205)	(201)	(397)	(395)
Amortization of other intangible assets	(90)	(93)	(170)	(176)
Loss on extinguishment of debt	(5)	(3)	(5)	(4)
Income before income tax expense	$2,353	$3,149	$4,529	$5,238
16.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 13 years.
The information related to our leases is as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Operating Leases
Right-of-use assets	Other noncurrent assets	$683	$646
Lease liabilities, current	Other current liabilities	144	110
Lease liabilities, noncurrent	Other noncurrent liabilities	833	847

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$34	$59	$63	$106
Short-term lease expense	12	14	24	27
Sublease income	(1)	(4)	(2)	(7)
Total lease expense	$45	$69	$85	$126

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$36	$46	$88	$90
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$145	$33	$160	$356
As of June 30, 2021 and December 31, 2020, the weighted average remaining lease term of our operating leases was 7 years. The lease liabilities reflect a weighted average discount rate of 2.86% at June 30, 2021 and 3.21% at December 31, 2020.

Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2021 (excluding the six months ended June 30, 2021)	$105
2022	198
2023	175
2024	146
2025	105
Thereafter	324
Total future minimum payments	1,053
Less imputed interest	(76)
Total lease liabilities	$977
As of June 30, 2021, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 11 years and are expected to commence on various dates during 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate $65.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2020 and the MD&A included in our 2020 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Anthem” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2021 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2021, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 44 medical members through our affiliated health plans as of June 30, 2021. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states and Puerto Rico as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. Pharmacy benefits management (“PBM”) services are offered through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all fifty states, the District of Columbia and Puerto Rico through our subsidiaries.
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
COVID-19
The COVID-19 pandemic continues to impact the global economy, cause market instability and put pressure on the healthcare system, and we continue to assist our customers, providers, members and communities in addressing the effects of the COVID-19 pandemic, including providing benefit coverage for COVID-19 diagnostic tests, treatment and vaccine administration. The COVID-19 pandemic has impacted, and will likely continue to impact, our membership, our benefit expense and member behavior, including how members access healthcare services. Since June 30, 2020, our Medicaid membership grew as a result of the temporary suspension of eligibility recertification in response to the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021. Our Commercial fee-based membership decreased in this same period due to in-group attrition likely attributable to the COVID-19 pandemic. See Business Trends - Medical Cost Trends below for a discussion of the impact of COVID-19 on our healthcare costs.
Although the COVID-19 pandemic will likely continue to impact our membership and benefit expense, and continued COVID-19 care, testing and vaccine administration, and the risk of new COVID-19 variants (which may be more contagious or severe, or less responsive to treatment or vaccines), are expected to result in increased future medical costs, we have proactively taken actions to minimize these effects, and the pandemic has not had a material adverse effect on our reported results through June 30, 2021. However, this may change in the future as the COVID-19 pandemic continues to evolve and the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes that may impact our business. For additional discussion related to the COVID-19 pandemic and our risk factors, see Part I, Item 1, “Business–COVID-19”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–COVID-19” included in our 2020 Annual Report on Form 10-K.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) has changed and may continue to make broad-based changes to the U.S. healthcare system. In June 2021, the U.S. Supreme Court issued its opinion and dismissed the latest legal challenge to the constitutionality of the ACA, leaving the law intact. We expect the ACA will continue to impact our business model and strategy. In 2020, we made the decision to modestly expand our participation in the Individual ACA-compliant market for 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. We currently offer Individual ACA-compliant products in 103 of the 143 rating regions in which we operate. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
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
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, the cost of COVID-19 vaccines and the return of non-COVID-19 healthcare utilization to our estimate of normal levels, based on historical utilization patterns. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks. When applicable, we priced our affected products to cover the impact of the HIP Fee, including during 2020. The HIP Fee has been permanently repealed beginning in 2021.
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
The COVID-19 pandemic caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. During the first quarter of 2021, our non-COVID-19 healthcare utilization experience remained below our estimate of normalized levels, partially offsetting our COVID-19 related healthcare utilization, which remained elevated from the winter surge in COVID-19 related hospitalizations. During the second quarter of 2021, non-COVID-19 healthcare utilization expenses increased toward normalized levels, while COVID-19 related healthcare expenses declined from the first quarter of 2021 and COVID-19 vaccination administration costs increased. We expect utilization of healthcare services to continue at or above normalized levels in the third and fourth quarters of 2021. Further increases and pent-up demand in the utilization of such services, as well as increases in acuity associated with deferred services and the long-term health complications of COVID-19, may increase our claim costs in the future and affect our medical cost trends. Our expenses in 2020 and the first half of 2021 included additional costs to cover COVID-19 related testing, treatment and vaccine administration. Continued COVID-19 testing, treatment and vaccine administration expenses are expected to result in increased future medical costs, and could be impacted by new COVID-19 variants. We continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
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
The Consolidated Appropriations Act of 2021, which was enacted in December 2020 (the “Appropriations Act”) contains a number of provisions that may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation and reporting on pharmacy benefits and drug costs. The various health plan-related requirements of the Appropriations Act will go into effect in January 2022, and our first report on pharmacy benefits and drug costs is due in December 2021.
The American Rescue Plan Act of 2021, (the “Rescue Plan”), which was enacted in March 2021, contains several health-related provisions that may have a material effect upon our business, including expansion of premium tax credits for our Individual exchange business and full subsidization of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage for those who were involuntarily terminated or had their work hours reduced. The Rescue Plan’s premium tax provisions became effective in January 2021, while the COBRA premium subsidization extends from April through September 2021.
The ACA presented us with new growth opportunities, but also introduced new risks, regulatory challenges and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In June 2021, the U.S. Supreme Court issued its opinion and dismissed the latest legal challenge to the constitutionality of the ACA, leaving the law intact. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation”, Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Other Significant Items
Business and Operational Matters
On June 29, 2021, we completed our acquisition of MMM Holdings, LLC (“MMM”) and its Medicare Advantage plan, Medicaid plan and other affiliated companies from InnovaCare Health, L.P. MMM is a Puerto Rico based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
On April 28, 2021, we completed our acquisition of myNEXUS, Inc. (“myNEXUS”) from WindRose Health Investors. myNEXUS is a comprehensive home-based nursing management company for payors and, at the time of acquisition, delivered integrated clinical support services for Medicare Advantage members across twenty states. This acquisition aligns with our strategy to manage integrated, whole person multi-site care and support, by providing national, large-scale expertise to manage nursing services in the home and facilitate transitions of care.
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
In 2020, we introduced enterprise-wide initiatives to optimize our business, and as a result, recorded a charge of $653 in selling, general and administrative expenses for the year ended December 31, 2020. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. For additional information see Note 4, “Business Optimization Initiatives” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama (the “Court”) captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”), have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the plaintiffs representing a putative nationwide class of health plan subscribers. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers, and the Subscriber Settlement Agreement applies only to the putative subscriber class. No settlement agreement has been reached with the provider plaintiffs at this time, and the defendants continue to contest the consolidated cases brought by the provider plaintiffs.
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will include certain non-monetary terms. As of June 30, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court before they become effective. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In May 2021, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s ruling that neither we nor Cigna Corporation (“Cigna”) could collect damages in connection with the now-terminated Agreement and Plan of Merger between us and Cigna. This matter is now concluded. For additional information, see Note 11, “Commitments and Contingencies –

Litigation and Regulatory Proceedings – Cigna Corporation Merger Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In January 2019, we exercised our contractual right to terminate our PBM agreement (the “ESI PBM Agreement”) with Express Scripts, Inc. (“Express Scripts”) and we completed the transition of our members from Express Scripts to IngenioRx by January 1, 2020. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended June 30, 2021, total medical membership increased 1.9, or 4.4%. Our medical membership grew primarily due to membership increases in our Government Business segment, partially offset by declines in our Commercial & Specialty Business segment. The increase in our Government Business membership was primarily driven by increases in our Medicaid membership, including organic growth resulting from the temporary suspension of eligibility recertification during the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021, and Medicaid membership also grew due to our acquisition of MMM on June 29, 2021. The increase in our Government Business membership was further due to increases in our Medicare Advantage business due to our acquisition of MMM on June 29, 2021 and higher sales exceeding lapses. The decrease in our Commercial & Specialty Business membership was primarily driven by our fee-based business, which experienced higher in-group attrition likely attributable to the COVID-19 pandemic, partially offset by improvements in our Group risk-based and Individual businesses.
Operating revenue for the three months ended June 30, 2021 was $33,279, an increase of $4,101, or 14.1%, from the three months ended June 30, 2020. Operating revenue for the six months ended June 30, 2021 was $65,377, an increase of $6,751, or 11.5%, from the six months ended June 30, 2020. The increase in operating revenue for the three and six months ended June 30, 2021 compared to 2020 was primarily driven by higher premium revenue in our Government Business segment from membership growth, rate increases in our Commercial & Specialty Business segment and higher pharmacy product revenue in our IngenioRx segment, partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Net income for the three months ended June 30, 2021 was $1,801, a decrease of $475, or 20.9%, from the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 was $3,468, a decrease of $331, or 8.7% from the six months ended June 30, 2020. The decrease in net income for the three and six months ended June 30, 2021 was primarily due to declines in operating gain for our Commercial & Specialty Business and Government Business segments. The decrease in operating gain for our Commercial & Specialty Business and Government Business segments reflects the non-COVID-19 healthcare utilization returning to near pre-COVID-19 levels in 2021 from depressed levels in 2020 and significantly increased COVID-19 related costs incurred in 2021. These declines were partially offset by increases in our net investment income and net realized gains on financial instruments, lower income tax expense and improved operating gain in our IngenioRx segment.
Our fully-diluted earnings per share (“EPS”) was $7.25 for the three months ended June 30, 2021, which represented a 18.6% decrease from EPS of $8.91 for the three months ended June 30, 2020. Our fully-diluted EPS was $13.95 for the six months ended June 30, 2021, which represented a 6.1% decrease from fully-diluted EPS of $14.85 for the six months ended June 30, 2020. The decrease in EPS for the three and six months ended June 30, 2021 compared to 2020 resulted primarily from the decrease in net income, partially offset by lower shares outstanding in 2021.
Operating cash flow for the six months ended June 30, 2021 and 2020 was $4,188 and $8,025, respectively. Operating cash flow was driven by changes in working capital, lower premium receipts as a result of the repeal of the HIP Fee for 2021 and higher federal income tax payments made in the first six months of 2021 due to our delaying our tax payments in 2020 as permitted by IRS Notice 2020-23. The decrease was further attributable to lower net income in 2021.

Membership
In the first quarter of 2021, we updated our medical membership reporting to better align with how we view our business. Our medical membership now includes the following customer types: Individual, Group risk-based, Group fee-based, BlueCard®, Medicare, Medicaid and our Federal Employees Health Benefits (“FEHB”) Program. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, MMM, Optimum HealthCare and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
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
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (the “home Blue plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home Blue plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home Blue plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month.
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
The following table presents our medical membership by reportable segment and customer type as of June 30, 2021 and 2020. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands)	2021	2020	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	738	711	27	3.8%
Group Risk-Based	3,851	3,789	62	1.6%
Commercial Risk-Based	4,589	4,500	89	2.0%
BlueCard®	6,235	6,171	64	1.0%
Group Fee-Based	19,372	19,699	(327)	(1.7)%
Commercial Fee-Based	25,607	25,870	(263)	(1.0)%
Total Commercial & Specialty Business	30,196	30,370	(174)	(0.6)%
Government Business:
Medicare Advantage	1,824	1,366	458	33.5%
Medicare Supplement	936	921	15	1.6%
Total Medicare	2,760	2,287	473	20.7%
Medicaid	9,754	8,180	1,574	19.2%
Federal Employees Health Benefits	1,631	1,616	15	0.9%
Total Government Business	14,145	12,083	2,062	17.1%
Total Medical Membership	44,341	42,453	1,888	4.4%
Other Membership
Life and Disability Members	4,732	5,110	(378)	(7.4)%
Dental Members	6,606	6,400	206	3.2%
Dental Administration Members	1,497	1,318	179	13.6%
Vision Members	7,819	7,457	362	4.9%
Medicare Part D Standalone Members	433	392	41	10.5%

Medical Membership
Total medical membership increased primarily due to growth in our Government Business, which was driven by increases in our Medicaid membership, including organic growth resulting from the temporary suspension of eligibility recertification during the COVID-19 pandemic and growth resulting from our acquisition of MMM on June 29, 2021. Our Medicare Advantage membership also increased due to our acquisition of MMM and higher sales exceeding lapses. These increases were partially offset by a decrease in our Commercial & Specialty Business Group fee-based membership due to in-group attrition likely attributable to the COVID-19 pandemic, partially offset by growth in our Group risk-based and Individual membership.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to the loss of a Group risked-based account and membership decrease in our Group fee-based business. Vision membership increased as a result of growth in our Medicare business. Dental membership increased primarily due to higher sales in our Individual and Group accounts and growth in our FEHB program. Dental administration membership increased due to growth in our FEHB program.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2021 vs. 2020		2021 vs. 2020
	2021	2020	2021	2020	$	%	$	%
Total operating revenue	$33,279	$29,178	$65,377	$58,626	$4,101	14.1%	$6,751	11.5%
Net investment income	400	57	691	311	343	601.8%	380	122.2%
Net realized gains (losses) on financial instruments	172	29	168	(52)	143	493.1%	220	423.1%
Total revenues	33,851	29,264	66,236	58,885	4,587	15.7%	7,351	12.5%
Benefit expense	24,763	19,547	48,462	41,036	5,216	26.7%	7,426	18.1%
Cost of products sold	2,614	2,225	4,927	4,209	389	17.5%	718	17.1%
Selling, general and administrative expense	3,821	4,046	7,746	7,827	(225)	(5.6)%	(81)	(1.0)%
Other expense[1]	300	297	572	575	3	1.0%	(3)	(0.5)%
Total expenses	31,498	26,115	61,707	53,647	5,383	20.6%	8,060	15.0%
Income before income tax expense	2,353	3,149	4,529	5,238	(796)	(25.3)%	(709)	(13.5)%
Income tax expense	552	873	1,061	1,439	(321)	(36.8)%	(378)	(26.3)%
Net income	$1,801	$2,276	$3,468	$3,799	$(475)	(20.9)%	$(331)	(8.7)%
Net income attributable to noncontrolling interests	(8)	—	(10)	—	(8)	NM	(10)	NM
Shareholders’ net income	$1,793	$2,276	$3,458	$3,799	$(483)	(21.2)%	$(341)	(9.0)%

Average diluted shares outstanding	247.4	255.4	247.8	255.9	(8.0)	(3.1)%	(8.1)	(3.2)%
Diluted shareholders’ net income per share	$7.25	$8.91	$13.95	$14.85	$(1.66)	(18.6)%	$(0.90)	(6.1)%
Effective tax rate	23.5%	27.7%	23.4%	27.5%		(420) bp3		(410) bp3
Benefit expense ratio[2]	86.8%	77.9%	86.2%	81.1%		890 bp3		510 bp3
Selling, general and administrative expense ratio[4]	11.5%	13.9%	11.8%	13.4%		(240) bp3		(160) bp3
Income before income tax expense as a percentage of total revenues	7.0%	10.8%	6.8%	8.9%		(380) bp3		(210) bp3
Shareholders’ net income as a percentage of total revenues	5.3%	7.8%	5.2%	6.5%		(250) bp3		(130) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2021 and 2020 were $28,533 and $25,092, respectively. Premiums for the six months ended June 30, 2021 and 2020 were $56,209 and $50,609, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Total operating revenue increased as a result of higher premium revenue due mainly to membership growth in our Government Business segment related to our non-MMM Medicaid and Medicare businesses, premium rate increases in our Commercial & Specialty Business segment and increased product revenue in our IngenioRx segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Net investment income increased primarily due to an increase in income from other invested assets, partially offset by declines in fixed maturity income due to lower yields on fixed maturity securities.
Net realized gains (losses) on financial instruments increased primarily due to increased gains on other invested assets, increased gains on equity securities and lower realized losses on fixed maturity securities.
Benefit expense increased primarily due to increases in costs resulting from membership growth in our non-MMM Medicaid and Medicare businesses and increased non-COVID-19 and COVID-19 healthcare costs from depressed levels in 2020 for both our Government Business and Commercial & Specialty Business segments.
Our benefit expense ratio increased primarily due to increased non-COVID-19 and COVID-19 healthcare costs for both of our Government Business and Commercial & Specialty Business segments and, to a lesser extent, the repeal of the HIP Fee for 2021.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense decreased primarily due to the repeal of the HIP Fee for 2021, partially offset by increased premium taxes resulting from the growth of our premiums, and increased spend to support our growth.
Our selling, general and administrative expense ratio decreased primarily due to our increased operating revenue in 2021 and the repeal of the HIP Fee for 2021, partially offset by increased costs to support our growth.
Our effective income tax rate decreased primarily due to the repeal of the HIP Fee for 2021, which was non-deductible for tax purposes.
Our shareholders’ net income as a percentage of total revenues declined in 2021 as compared to 2020 as a result of all factors discussed above.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Total operating revenue increased as a result of higher premium revenue due mainly to membership growth in our Government Business segment related to our non-MMM Medicaid and Medicare businesses, increased product revenue in our IngenioRx segment and premium rate increases in our Commercial & Specialty Business segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Net investment income increased primarily due to an increase in income from other invested assets, partially offset by declines in fixed maturity income due to lower yields on fixed maturity securities.
Net realized gains (losses) on financial instruments increased primarily due to a swing from losses to gains on our other invested assets, lower realized losses on fixed maturity securities and higher realized gains on equity securities, partially offset by a decline in the fair value of equity securities still held, which is recorded in earnings.

Benefit expense increased primarily due to increased costs resulting from membership growth in our non-MMM Medicaid and Medicare businesses and increased non-COVID-19 and COVID-19 healthcare costs for both our Commercial & Specialty Business and Government Business segments.
Our benefit expense ratio increased primarily due to increased non-COVID-19 and COVID-19 healthcare costs from depressed levels in 2020 for both our Government Business and Commercial & Specialty Business segments and, to a lesser extent, the repeal of the HIP Fee for 2021.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense decreased primarily due to the repeal of the HIP Fee for 2021, partially offset by increased spend to support our growth and increased premium taxes resulting from the growth of our premiums.
Our selling, general and administrative expense ratio decreased primarily due to our increased operating revenue in 2021 and the repeal of the HIP Fee for 2021, partially offset by increased costs to support our growth.
Our effective income tax rate decreased primarily due to the repeal of the HIP Fee for 2021, which was non-deductible for tax purposes.
Our shareholders’ net income as a percentage of total revenues declined in 2021 as compared to 2020 as a result of all factors discussed above.
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

The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2021 vs 2020		2021 vs 2020
	2021	2020	2021	2020	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$9,550	$8,789	$19,041	$18,150	$761	8.7%	$891	4.9%
Government Business	20,066	17,242	39,349	34,708	2,824	16.4%	4,641	13.4%
IngenioRx	6,219	5,269	12,081	10,466	950	18.0%	1,615	15.4%
Other	2,517	1,452	4,887	2,479	1,065	73.3%	2,408	97.1%
Eliminations	(5,073)	(3,574)	(9,981)	(7,177)	(1,499)	41.9%	(2,804)	39.1%
Total operating revenue	$33,279	$29,178	$65,377	$58,626	$4,101	14.1%	$6,751	11.5%

Operating Gain
Commercial & Specialty Business	$791	$1,372	$2,059	$2,792	$(581)	(42.3)%	$(733)	(26.3)%
Government Business	868	1,618	1,346	2,029	(750)	(46.4)%	(683)	(33.7)%
IngenioRx	405	304	812	653	101	33.2%	159	24.3%
Other	17	66	25	80	(49)	(74.2)%	(55)	(68.8)%

Operating Margin
Commercial & Specialty Business	8.3%	15.6%	10.8%	15.4%		(730) bp		(460) bp
Government Business	4.3%	9.4%	3.4%	5.8%		(510) bp		(240) bp
IngenioRx	6.5%	5.8%	6.7%	6.2%		70 bp		50 bp

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases in our Group risk-based business designed to cover medical cost trends, administrative fee increases in our Group fee-based business and the non-recurring premium credits provided to members enrolled in select Group and Individual health plans in the second quarter of 2020. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Operating gain decreased primarily due to an increase in non-COVID-19 healthcare utilization, costs associated with COVID-19 and investments to support our growth. This decrease was partially offset by the non-recurring premium credits provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020.
Government Business
Operating revenue increased primarily due to higher premium revenue growth in our non-MMM Medicaid business driven by the temporary suspension of eligibility recertification during the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021. Non-MMM membership growth in our Medicare and FEHB businesses also contributed to the operating revenue growth. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
The decrease in operating gain was primarily driven by an increase in non-COVID-19 healthcare utilization and increased costs associated with COVID-19. This decrease was partially offset by increased revenue resulting from membership growth in our Medicaid and Medicare businesses.

IngenioRx
Operating revenue increased as a result of higher drug spend from IngenioRx customers, including spend related to increased Medicaid membership within our Government Business segment.
The increase in operating gain was primarily driven by growth in integrated medical and pharmacy members in 2021.
Other
Operating revenue increased primarily due to higher administrative fees and other revenue for services performed by our Diversified Business Group for our Commercial & Specialty Business and Government Business segments.
The decrease in operating gain was driven by an increase in non-COVID utilization impacting the risk-sharing arrangements within the Diversified Business Group, as utilization was depressed in the second quarter of 2020. This decrease was partially offset by a decline in unallocated corporate expenses.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases in our Group risk-based business designed to cover medical cost trends, administrative fee increases in our Group fee-based business, increased membership in our Commercial risk-based businesses and the non-recurring premium credits provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Operating gain decreased primarily due to increases in non-COVID-19 healthcare utilization, costs associated with COVID-19 and investments to support our growth. The decrease in operating gain was partially offset by the non-recurring premium credits that were provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020.
Government Business
Operating revenue increased primarily due to higher premium revenue growth in our non-MMM Medicaid business driven by the temporary suspension of eligibility recertification during the COVID-19 pandemic, which we expect will remain suspended at least through the end of 2021. Non-MMM Medicare membership growth and FEHB membership increases also contributed to the operating revenue growth. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021, increased experience-rated refunds in our Medicaid business and lower risk revenue.
The decrease in operating gain was primarily driven by an increase in non-COVID-19 healthcare utilization, costs associated with COVID-19, increased experience-rated refunds in the Medicaid business and lower risk revenue. This decreases was partially offset by increased revenue resulting from membership growth in our Medicaid and Medicare businesses.
IngenioRx
Operating revenue increased as a result of higher drug spend from IngenioRx customers, including spend related to increased Medicaid membership within our Government Business segment.
The increase in operating gain was primarily driven by growth in integrated medical and pharmacy members in 2021.
Other
Operating revenue increased primarily due to higher administrative fees and other revenue for services performed by our Diversified Business Group for our Commercial & Specialty Business and Government Business segments, as well as our acquisition of Beacon in February 2020.

The decrease in operating gain was driven by an increase in non-COVID utilization impacting the risk-sharing arrangements within the Diversified Business Group, as utilization was depressed in the second quarter of 2020. This decrease was partially offset by a decline in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2020 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2020, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2021, our critical accounting policies and estimates have not changed from those described in our 2020 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2021, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2020 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2021 and 2020, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2021 and 2020, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at June 30, 2021.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2021	2020
Assumed trend factors	$1,402	$558
Assumed completion factors	370	142
Total	$1,772	$700
The favorable development recognized in the six months ended June 30, 2021 and 2020 resulted primarily from trend factors in late 2020 and late 2019, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 and 2019 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 77.6% and 79.1% for the six months ended June 30, 2021 and 2020, respectively. This ratio serves as an indicator of claims processing speed whereby claims were processed at a similar speed during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves.

For the six months ended June 30, 2021, this metric was 19.0%, largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2019 and 2020. For the six months ended June 30, 2020, this metric was 8.8%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2021, this metric was 2.1%, which was calculated using the redundancy of $1,772. For the six months ended June 30, 2020, the comparable metric was 0.9%, which was calculated using the redundancy of $700. We believe these metrics demonstrate an appropriate level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2021, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2021, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30		2021 vs. 2020
	2021	2020	Change
Sources of Cash:
Net cash provided by operating activities	$4,188	$8,025	$(3,837)
Issuances of commercial paper and short- and long-term debt, net of repayments	2,985	1,229	1,756
Proceeds from issuance of common stock under employee stock plans	141	92	49
Other sources of cash, net	253	—	253
Total sources of cash	7,567	9,346	(1,779)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(2,630)	(4,575)	1,945
Purchases of subsidiaries, net of cash acquired	(3,442)	(1,906)	(1,536)
Repurchase and retirement of common stock	(927)	(584)	(343)
Purchases of property and equipment	(489)	(437)	(52)
Cash dividends	(555)	(482)	(73)
Other uses of cash, net	—	(271)	271
Total uses of cash	(8,043)	(8,255)	212
Effect of foreign exchange rates on cash and cash equivalents	(7)	—	(7)
Net (decrease) increase in cash and cash equivalents	$(483)	$1,091	$(1,574)
The decrease in cash provided by operating activities was driven by changes in working capital, lower premium receipts as a result of the repeal of the HIP Fee for 2021 and higher federal income tax payments made in the first six months of 2021 due to our delaying our tax payments in 2020 as permitted by IRS Notice 2020-23. The decrease was further attributable to lower net income in 2021.
Other significant changes in sources or uses of cash year-over-year included a decrease in net purchases of investments, an increase in net proceeds received from the issuance of commercial paper and short-term and long-term debt and an increase in cash paid for acquisitions.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $33,433 at June 30, 2021. Since December 31, 2020, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $2,138, primarily due to cash generated from operations and net proceeds from the issuance of commercial paper and short-term and long-term debt. The increase was partially offset by cash used for acquisitions, common stock repurchases, dividends paid to shareholders and purchases of property and equipment.
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
At June 30, 2021, we held $980 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt, long-term debt, less current portion and lease liabilities. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.9% and 38.7% as of June 30, 2021 and December 31, 2020, respectively. The increase in our consolidated debt-to-capital ratio was primarily due to the debt issued in our March 2021 Notes offering, offset by our redemption of Notes in May 2021.
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
Future Sources and Uses of Liquidity
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. On June 3, 2021, we terminated our 364-day senior revolving credit facility, which was scheduled to mature in June 2021 (the “prior 364-Day Facility”), and entered into a new 364-day senior revolving credit facility (the “new 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”) with a group of lenders for general corporate purposes. The new 364-Day Facility provides for credit in the amount of $1,000 and matures in June 2022. Our ability to borrow under these Credit Facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of June 30, 2021, our debt-to-capital ratio, as defined and calculated under the Credit Facilities, was 39.9%. We do not believe the restrictions contained in any of our Credit Facility covenants materially affect our financial or operating flexibility. As of June 30, 2021, we were in compliance with all of the debt covenants under these Credit Facilities. There were no amounts outstanding under the prior 364-Day Facility or the new 364-Day Facility at any time during the six months ended June 30, 2021 or the year ended December 31, 2020. At June 30, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.

We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we intend to use a combination of cash on hand and/or our Credit Facilities, which provide for combined credit up to $3,500, to redeem any outstanding commercial paper upon maturity. While there is no assurance in the current economic environment, we believe the lenders participating in our Credit Facilities, if market conditions allow, will be willing to provide financing in accordance with their legal obligations. At June 30, 2021, we had $550 outstanding under our commercial paper program.

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

For additional information regarding our sources and uses of capital at June 30, 2021, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Insurers Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2020, which was the most recent date for which reporting was required, were in excess of all mandatory RBC requirements. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.
For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and our new 364-Day Facility senior revolving credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
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

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and catastrophes; trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal and state regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; risks and uncertainties related to our pharmacy benefit management (“PBM”) business, including non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; medical malpractice or professional liability claims or other risks related to healthcare and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; changes in U.S. tax laws; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; the impact of international laws and regulations; intense competition to attract and retain employees; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2020 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2021, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2021 to April 30, 2021	408,011	$367.12	406,700	$5,496
May 1, 2021 to May 31, 2021	343,570	391.96	341,713	5,362
June 1, 2021 to June 30, 2021	513,984	383.66	512,856	5,165
	1,265,565		1,261,269
1    Total number of shares purchased includes 4,296 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2021, we repurchased 1,261,269 shares at a total cost of $480 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 26, 2021 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2	Bylaws of the Company, as amended effective September 30, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020.

4.7	Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

July 21, 2021	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

July 21, 2021	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)