Form 10-Q
period 2021-09-30
Anthem, Inc.
filed 2021-10-20
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2021, 242,714,676 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,490	$5,741
Fixed maturity securities (amortized cost of $25,495 and $22,222; allowance for credit losses of $6 and $7)	26,348	23,433
Equity securities	2,119	1,559
Premium receivables	6,008	5,279
Self-funded receivables	3,349	2,849
Other receivables	3,450	2,830
Other current assets	5,140	4,060
Total current assets	51,904	45,751
Long-term investments:
Fixed maturity securities (amortized cost of $606 and $532; allowance for credit losses of $0 and $0)	625	562
Other invested assets	4,959	4,285
Property and equipment, net	3,835	3,483
Goodwill	24,184	21,691
Other intangible assets	10,749	9,405
Other noncurrent assets	1,804	1,438
Total assets	$98,060	$86,615

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$13,562	$11,359
Other policyholder liabilities	5,201	4,590
Unearned income	954	1,259
Accounts payable and accrued expenses	5,960	5,493
Short-term borrowings	175	—
Current portion of long-term debt	849	700
Other current liabilities	8,461	6,052
Total current liabilities	35,162	29,453
Long-term debt, less current portion	21,761	19,335
Reserves for future policy benefits	788	794
Deferred tax liabilities, net	2,629	2,019
Other noncurrent liabilities	1,912	1,815
Total liabilities	62,252	53,416
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 242,847,676 and 245,401,430	2	3
Additional paid-in capital	9,138	9,244
Retained earnings	26,700	23,802
Accumulated other comprehensive (loss) income	(103)	150
Total shareholders’ equity	35,737	33,199
Noncontrolling interests	71	—
Total equity	35,808	33,199
Total liabilities and equity	$98,060	$86,615

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Premiums	$30,395	$26,392	$86,604	$77,001
Product revenue	3,353	2,598	9,132	7,485
Administrative fees and other revenue	1,800	1,659	5,189	4,789
Total operating revenue	35,548	30,649	100,925	89,275
Net investment income	335	280	1,026	591
Net realized (losses) gains on financial instruments	(61)	229	107	177
Total revenues	35,822	31,158	102,058	90,043
Expenses
Benefit expense	26,645	22,921	75,107	63,957
Cost of products sold	2,898	2,222	7,825	6,431
Selling, general and administrative expense	3,946	5,305	11,692	13,132
Interest expense	201	198	598	593
Amortization of other intangible assets	136	93	306	269
Loss on extinguishment of debt	—	30	5	34
Total expenses	33,826	30,769	95,533	84,416
Income before income tax expense	1,996	389	6,525	5,627
Income tax expense	494	167	1,555	1,606
Net income	1,502	222	4,970	4,021
Net loss (income) attributable to noncontrolling interests	7	—	(3)	—
Shareholders’ net income	$1,509	$222	$4,967	$4,021
Shareholders’ net income per share
Basic	$6.20	$0.88	$20.33	$15.96
Diluted	$6.13	$0.87	$20.09	$15.75
Dividends per share	$1.13	$0.95	$3.39	$2.85

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2021	2020	2021	2020
Net income	$1,502	$222	$4,970	$4,021
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(97)	113	(284)	154
Change in non-credit component of impairment losses on investments	(1)	16	1	(6)
Change in net unrealized gains/losses on cash flow hedges	4	4	10	10
Change in net periodic pension and postretirement costs	8	8	26	25
Foreign currency translation adjustments	(1)	1	(7)	1
Other comprehensive (loss) income	(87)	142	(254)	184
Net loss (income) attributable to noncontrolling interests	7	—	(3)	—
Other comprehensive loss attributable to noncontrolling interests	1	—	1	—
Total shareholders’ comprehensive income	$1,423	$364	$4,714	$4,205

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2021	2020
Operating activities
Net income	$4,970	$4,021
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on financial instruments	(107)	(177)
Depreciation and amortization	942	864
Deferred income taxes	114	(102)
Impairment of property and equipment	—	195
Share-based compensation	196	214
Changes in operating assets and liabilities:
Receivables, net	(1,751)	(845)
Other invested assets	(56)	6
Other assets	(470)	(988)
Policy liabilities	2,328	1,624
Unearned income	(308)	(95)
Accounts payable and other liabilities	1,093	1,953
Income taxes	168	104
Other, net	(427)	101
Net cash provided by operating activities	6,692	6,875
Investing activities
Purchases of investments	(15,130)	(16,708)
Proceeds from sale of investments	8,339	8,739
Maturities, calls and redemptions from investments	3,388	3,763
Changes in securities lending collateral	(1,030)	(668)
Purchases of subsidiaries, net of cash acquired	(3,442)	(1,973)
Purchases of property and equipment	(747)	(743)
Other, net	(50)	(39)
Net cash used in investing activities	(8,672)	(7,629)
Financing activities
Net repayments of commercial paper borrowings	(150)	(400)
Proceeds from long-term borrowings	3,462	2,485
Repayments of long-term borrowings	(954)	(964)
Proceeds from short-term borrowings	175	970
Repayments of short-term borrowings	—	(1,520)
Changes in securities lending payable	1,030	668
Repurchase and retirement of common stock	(1,378)	(1,342)
Cash dividends	(831)	(720)
Proceeds from issuance of common stock under employee stock plans	161	112
Taxes paid through withholding of common stock under employee stock plans	(101)	(112)
Other, net	324	623
Net cash provided by (used in) financing activities	1,738	(200)
Effect of foreign exchange rates on cash and cash equivalents	(9)	1
Change in cash and cash equivalents	(251)	(953)
Cash and cash equivalents at beginning of period	5,741	4,937
Cash and cash equivalents at end of period	$5,490	$3,984

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
January 1, 2021	245.4	$3	$9,244	$23,802	$150	$—	$33,199
Net income	—	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	—	(345)	(2)	(347)
Noncontrolling interests adjustment	—	—	—	—	—	65	65
Repurchase and retirement of common stock	(1.4)	(1)	(53)	(393)	—	—	(447)
Dividends and dividend equivalents	—	—	—	(281)	—	—	(281)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	62	—	—	—	62
March 31, 2021	244.9	2	9,253	24,793	(195)	65	33,918
Net income	—	—	—	1,793	—	8	1,801
Other comprehensive income	—	—	—	—	178	2	180
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.3)	—	(47)	(433)	—	—	(480)
Dividends and dividend equivalents	—	—	—	(279)	—	—	(279)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	119	—	—	—	119
Convertible debenture repurchases and conversions	—	—	(216)	—	—	—	(216)
June 30, 2021	243.9	2	9,109	25,874	(17)	78	35,046
Net income (loss)	—	—	—	1,509	—	(7)	1,502
Other comprehensive loss	—	—	—	—	(86)	(1)	(87)
Noncontrolling interest adjustment	—	—	—	—	—	1	1
Repurchase and retirement of common stock	(1.2)	—	(44)	(407)	—	—	(451)
Dividends and dividend equivalents	—	—	—	(276)	—	—	(276)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	75	—	—	—	75
Convertible debenture repurchases and conversions	—	—	(2)	—	—	—	(2)
September 30, 2021	242.8	$2	$9,138	$26,700	$(103)	$71	$35,808

See accompanying notes.

Anthem, Inc. Consolidated Statements of Shareholders’ Equity (continued) (Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2019 (audited)	252.9	$3	$9,448	$22,573	$(296)	$—	$31,728
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(35)	—	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	—	31,693
Net income	—	—	—	1,523	—	—	1,523
Other comprehensive loss	—	—	—	—	(712)	—	(712)
Repurchase and retirement of common stock	(1.9)	—	(71)	(458)	—	—	(529)
Dividends and dividend equivalents	—	—	—	(243)	—	—	(243)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	3	—	—	—	3
Convertible debenture repurchases and conversions	—	—	(42)	—	—	—	(42)
March 31, 2020	252.0	3	9,338	23,360	(1,008)	—	31,693
Net income	—	—	—	2,276	—	—	2,276
Other comprehensive income	—	—	—	—	754	—	754
Repurchase and retirement of common stock	(0.2)	—	(9)	(46)	—	—	(55)
Dividends and dividend equivalents	—	—	—	(244)	—	—	(244)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	113	—	—	—	113
Convertible debenture repurchases and conversions	—	—	(82)	—	—	—	(82)
June 30, 2020	252.1	3	9,360	25,346	(254)	—	34,455
Net income	—	—	—	222	—	—	222
Other comprehensive income	—	—	—	—	142	—	142
Repurchase and retirement of common stock	(2.9)	—	(106)	(652)	—	—	(758)
Dividends and dividend equivalents	—	—	—	(238)	—	—	(238)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	98	—	—	—	98
September 30, 2020	249.4	$3	$9,352	$24,678	$(112)	$—	$33,921

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2021
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
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 45 medical members through our affiliated health plans as of September 30, 2021. We offer a broad spectrum of network-based managed care plans to Individual, Group, Medicaid and Medicare markets. Our managed care plans include: Preferred Provider Organizations (“PPOs”); Health Maintenance Organizations (“HMOs”); Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as pharmacy benefits management (“PBM”), dental, vision, life and disability insurance benefits, radiology benefit management and analytics-driven personal healthcare. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program.
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
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2020 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020 have been recorded. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.

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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $186 and $170 at September 30, 2021 and December 31, 2020, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $141 and $146 at September 30, 2021 and December 31, 2020, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $49 and $54 at September 30, 2021 and December 31, 2020, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income, and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $550 and $374 at September 30, 2021 and December 31, 2020, respectively.
Revenue Recognition: For our fee-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2021. For the three and nine months ended September 30, 2021, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. We adopted ASU 2021-01 on January 7, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
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
3.    Business Acquisitions
MMM Holdings, LLC and Affiliates
On June 29, 2021, we completed our acquisition of MMM Holdings, LLC (“MMM”), and its Medicare Advantage plan, Medicaid plan and other affiliated companies from InnovaCare Health, L.P. MMM is a Puerto Rico-based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of MMM’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $1,956 at September 30, 2021, all of which was allocated to our Government Business segment. Preliminary goodwill recognized from the acquisition of MMM primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. As of September 30, 2021, the initial accounting for the acquisition had not been finalized. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will continue to be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from MMM includes $1,313 of other intangible assets at September 30, 2021, which primarily consists of member relationships with amortization periods ranging from 12 to 15 years. The results of operations of MMM are included in our consolidated financial statements within our Government Business segment for the period following June 29, 2021. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of myNEXUS’ assets acquired and liabilities assumed, including identifiable intangible assets. The excess of consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $520 at September 30, 2021, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of myNEXUS primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. As of September 30, 2021, the initial accounting for the acquisition has not been finalized. Any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will continue to be recorded as an adjustment to goodwill.
The preliminary fair value of the net assets acquired from myNEXUS includes $284 of other intangible assets at September 30, 2021, which primarily consist of finite-lived customer relationships with amortization periods of 15 years. The results of operations of myNEXUS are included in our consolidated financial statements within our Other segment for the period following April 28, 2021. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of Beacon’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary goodwill of $1,072 at December 31, 2020, all of which was allocated to our Other segment. Preliminary goodwill recognized from the acquisition of Beacon primarily relates to the future economic benefits arising from the assets acquired and is consistent with our stated intentions and strategy. Goodwill was adjusted by $9 through the end of the measurement period in February 2021 related to finalization of income tax considerations, resulting in final goodwill of $1,081 as of September 30, 2021.
The fair value of the net assets acquired from Beacon includes $752 of other intangible assets at September 30, 2021, which primarily consist of finite-lived customer relationships with amortization periods ranging from 8 to 25 years. The results of operations of Beacon are included in our consolidated financial statements within our Other segment for the period following February 28, 2020. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
4.    Business Optimization Initiatives
During the third quarter of 2020, management introduced enterprise-wide initiatives to optimize our business, including process automation and a reduction in our office space footprint and, as a result, we recognized a liability in 2020 for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization.
A summary of the activity related to the liability for the employee termination costs during the nine months ended September 30, 2021, by reportable segment, is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liability for employee termination costs at January 1, 2021	$92	$88	$1	$6	$187
Payments	(21)	(20)	—	(2)	(43)
Liability for employee termination costs at September 30, 2021	$71	$68	$1	$4	$144
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

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2021 and December 31, 2020 is as follows:

	Cost or Amortized Cost						Non-Credit Component of Impairment Recognized in Accumulated Other Comprehensive (Loss) Income
		Gross Unrealized Gains	Gross Unrealized Losses		Allowance For Credit Losses	Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2021
Fixed maturity securities:
United States Government securities	$1,259	$6	$(8)	$(4)	$—	$1,253	$—
Government sponsored securities	55	4	—	—	—	59	—
Foreign government securities	346	7	(7)	(2)	—	344	—
States, municipalities and political subdivisions	5,231	319	(6)	(1)	—	5,543	—
Corporate securities	12,118	509	(38)	(11)	(4)	12,574	(1)
Residential mortgage-backed securities	4,224	108	(13)	(7)	(2)	4,310	—
Commercial mortgage-backed securities	66	2	—	(3)	—	65	—
Other securities	2,802	31	(3)	(5)	—	2,825	—
Total fixed maturity securities	$26,101	$986	$(75)	$(33)	$(6)	$26,973	$(1)
December 31, 2020
Fixed maturity securities:
United States Government securities	$765	$11	$(2)	$—	$—	$774	$—
Government sponsored securities	63	6	—	—	—	69	—
Foreign government securities	290	17	(2)	—	—	305	—
States, municipalities and political subdivisions	5,185	395	(1)	—	—	5,579	—
Corporate securities	10,233	697	(20)	(11)	(7)	10,892	(1)
Residential mortgage-backed securities	4,208	154	(8)	(9)	—	4,345	(2)
Commercial mortgage-backed securities	73	3	(1)	(3)	—	72	—
Other securities	1,937	33	(5)	(6)	—	1,959	—
Total fixed maturity securities	$22,754	$1,316	$(39)	$(29)	$(7)	$23,995	$(3)

For fixed maturity securities in an unrealized loss position at September 30, 2021 and December 31, 2020, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2021
Fixed maturity securities:
United States Government securities	62	$702	$(8)	17	$141	$(4)
Government sponsored securities	1	1	—	—	—	—
Foreign government securities	191	155	(7)	22	10	(2)
States, municipalities and political subdivisions	254	516	(6)	4	11	(1)
Corporate securities	1,478	2,321	(38)	225	273	(11)
Residential mortgage-backed securities	418	1,430	(13)	101	108	(7)
Commercial mortgage-backed securities	1	1	—	4	7	(3)
Other securities	255	720	(3)	53	110	(5)
Total fixed maturity securities	2,660	$5,846	$(75)	426	$660	$(33)
December 31, 2020
Fixed maturity securities:
United States Government securities	27	$301	$(2)	—	$—	$—
Government sponsored securities	—	—	—	1	—	—
Foreign government securities	55	35	(2)	9	4	—
States, municipalities and political subdivisions	36	57	(1)	1	3	—
Corporate securities	646	765	(20)	150	169	(11)
Residential mortgage-backed securities	224	442	(8)	90	110	(9)
Commercial mortgage-backed securities	6	16	(1)	3	4	(3)
Other securities	207	509	(5)	79	179	(6)
Total fixed maturity securities	1,201	$2,125	$(39)	333	$469	$(29)
Below are discussions by security type for unrealized losses and credit losses as of September 30, 2021:
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment and energy sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of September 30, 2021. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.
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
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Corporate Securities	Residential mortgage-backed securities	Total	Corporate Securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$4	$2	$6	$7	$—	$7
Additions for securities for which no previous expected credit losses were recognized	—	—	—	1	—	1
Securities sold during the period	—	—	—	(2)	—	(2)
(Decreases) increases to the allowance for credit losses on securities	—	—	—	(2)	2	—
Total allowance for credit losses, ending balance	$4	$2	$6	$4	$2	$6

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Corporate Securities	Foreign Government Securities	Total	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$23	$1	$24	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	1	—	1	61	1	62
Securities sold during the period	(5)	—	(5)	(13)	—	(13)
Decreases to the allowance for credit losses on securities	(8)	—	(8)	(37)	—	(37)
Total allowance for credit losses, ending balance	$11	$1	$12	$11	$1	$12

The amortized cost and fair value of fixed maturity securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$770	$774
Due after one year through five years	6,599	6,821
Due after five years through ten years	8,682	8,948
Due after ten years	5,760	6,055
Mortgage-backed securities	4,290	4,375
Total fixed maturity securities	$26,101	$26,973

Proceeds from sales, maturities, calls or redemptions of fixed maturity securities during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Proceeds	$2,620	$4,597	$8,570	$9,146
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
Equity Securities
A summary of marketable equity securities at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Equity securities:
Exchange traded funds	$1,941	$1,154
Fixed maturity mutual funds	—	144
Common equity securities	94	201
Private equity securities	84	60
Total	$2,119	$1,559
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

Investment Gains and Losses
Net realized investment (losses) gains on investments for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net realized (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$30	$52	$133	$131
Gross realized losses from sales	(8)	(14)	(32)	(84)
Impairment recoveries (losses) recognized in income	—	11	1	(13)
Net realized gains from sales of fixed maturity securities	22	49	102	34
Equity securities:
Gross realized gains	10	207	32	260
Gross realized losses	(15)	(19)	(85)	(77)
Net realized (losses) gains on equity securities	(5)	188	(53)	183
Other invested assets:
Realized (losses) gains	(91)	10	4	17
Impairment recoveries (losses) recognized in income	1	(16)	(5)	(51)
Net realized losses from sales of other investments	(90)	(6)	(1)	(34)
Net realized (losses) gains on investments	$(73)	$231	$48	$183
The gains and losses related to equity securities for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net realized (losses) gains recognized on equity securities	$(5)	$188	$(53)	$183
Less: Net realized (losses) gains recognized on equity securities sold during the period	(1)	13	(57)	20
Unrealized (losses) gains recognized on equity securities still held at the end of the period	$(4)	$175	$4	$163
Accrued Investment Income
At September 30, 2021 and December 31, 2020, accrued investment income totaled $197 and $188, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,229 and $1,199 at September 30, 2021 and December 31, 2020, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of September 30, 2021 and December 31, 2020. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
The remaining contractual maturity of our securities lending agreements at September 30, 2021 is as follows:

Overnight and Continuous
Securities lending collateral
Cash	$2,028
United States Government securities	200
Other securities	1
Total	$2,229
6.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current assets,” or “Other noncurrent assets,” or “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets.
We have previously entered into a series of forward starting pay fixed interest rate swaps with the objective of reducing the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive (loss) income, net of tax, was $240 and $250 at September 30, 2021 and December 31, 2020, respectively.
During the three and nine months ended September 30, 2021, we recognized net realized gains on non-hedging derivatives of $12 and $59, respectively. During the three and nine months ended September 30, 2020, we recognized net realized losses on non-hedging derivatives of $2 and $6, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 is as follows:

	Level I	Level II	Level III	Total
September 30, 2021
Assets:
Cash equivalents	$2,527	$—	$—	$2,527
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,253	—	1,253
Government sponsored securities	—	59	—	59
Foreign government securities	—	344	—	344
States, municipalities and political subdivisions, tax-exempt	—	5,543	—	5,543
Corporate securities	—	12,240	334	12,574
Residential mortgage-backed securities	—	4,309	1	4,310
Commercial mortgage-backed securities	—	65	—	65
Other securities	—	2,823	2	2,825
Total fixed maturity securities, available-for-sale	—	26,636	337	26,973
Equity securities:
Exchange traded funds	1,941	—	—	1,941
Common equity securities	15	79	—	94
Private equity securities	—	—	84	84
Total equity securities	1,956	79	84	2,119
Other invested assets - common equity securities	154	—	—	154
Securities lending collateral	—	2,229	—	2,229
Derivatives	—	116	—	116
Total assets	$4,637	$29,060	$421	$34,118
Liabilities:
Derivatives	$—	$(40)	$—	$(40)
Total liabilities	$—	$(40)	$—	$(40)

December 31, 2020
Assets:
Cash equivalents	$3,163	$—	$—	$3,163
Fixed maturity securities, available-for-sale:
United States Government securities	—	774	—	774
Government sponsored securities	—	69	—	69
Foreign government securities	—	305	—	305
States, municipalities and political subdivisions, tax-exempt	—	5,579	—	5,579
Corporate securities	—	10,567	325	10,892
Residential mortgage-backed securities	—	4,343	2	4,345
Commercial mortgage-backed securities	—	72	—	72
Other securities	—	1,954	5	1,959
Total fixed maturity securities, available-for-sale	—	23,663	332	23,995
Equity securities:
Exchange traded funds	1,154	—	—	1,154
Fixed maturity mutual funds	—	144	—	144
Common equity securities	171	30	—	201
Private equity securities	—	—	60	60
Total equity securities	1,325	174	60	1,559
Securities lending collateral	—	1,199	—	1,199
Derivatives	—	43	—	43
Total assets	$4,488	$25,079	$392	$29,959
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2021 and 2020 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended September 30, 2021
Beginning balance at July 1, 2021	$351	$2	$7	$77	$437
Total gains (losses):
Recognized in net income	1	—	—	5	6
Recognized in accumulated other comprehensive (loss) income	(1)	—	—	—	(1)
Purchases	34	—	—	3	37
Sales	—	—	—	(1)	(1)
Settlements	(47)	—	—	—	(47)
Transfers out of Level III	(4)	(1)	(5)	—	(10)
Ending balance at September 30, 2021	$334	$1	$2	$84	$421
Change in unrealized losses included in net income related to assets still held at September 30, 2021	$—	$—	$—	$5	$5

Three Months Ended September 30, 2020
Beginning balance at July 1, 2020	$314	$2	$5	$62	$383
Total (losses) gains:
Recognized in net income	(1)	—	—	(3)	(4)
Recognized in accumulated other comprehensive (loss) income	14	—	—	—	14
Purchases	5	—	—	2	7
Sales	(5)	—	—	—	(5)
Settlements	(14)	—	—	—	(14)
Ending balance at September 30, 2020	$313	$2	$5	$61	$381
Change in unrealized losses included in net income related to assets still held at September 30, 2020	$—	$—	$—	$(3)	$(3)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2021 and 2020 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Nine Months Ended September 30, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains:
Recognized in net income	2	—	—	17	19
Recognized in accumulated other comprehensive (loss) income	4	—	—	—	4
Purchases	135	—	—	11	146
Sales	(12)	—	—	(4)	(16)
Settlements	(118)	—	(1)	—	(119)
Transfers out of Level III	(2)	(1)	(2)	—	(5)
Ending balance at September 30, 2021	$334	$1	$2	$84	$421
Change in unrealized losses included in net income related to assets still held at September 30, 2021	$—	$—	$—	$17	$17

Nine Months Ended September 30, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total losses:
Recognized in net income	(2)	—	—	(19)	(21)
Recognized in accumulated other comprehensive (loss) income	(3)	—	—	—	(3)
Purchases	44	—	—	17	61
Sales	(9)	—	—	(22)	(31)
Settlements	(33)	—	(2)	—	(35)
Transfers into Level III	13	—	—	—	13
Ending balance at September 30, 2020	$313	$2	$5	$61	$381
Change in unrealized losses included in net income related to assets still held at September 30, 2020	$—	$—	$—	$(20)	$(20)
There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2021 or 2020.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisitions of myNEXUS and MMM during the second quarter of 2021, as well as our acquisition of Beacon during the first quarter of 2020. The net assets acquired in our acquisitions of myNEXUS, MMM and Beacon and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of myNEXUS, MMM and Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of myNEXUS, MMM and Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2021 or 2020.

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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2021 or 2020.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2021 and December 31, 2020 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2021
Assets:
Other invested assets	$4,805	$—	$—	$4,805	$4,805
Liabilities:
Debt:
Short-term borrowings	175	—	175	—	175
Commercial paper	100	—	100	—	100
Notes	22,433	—	25,188	—	25,188
Convertible debentures	77	—	596	—	596

December 31, 2020
Assets:
Other invested assets	$4,285	$—	$—	$4,285	$4,285
Liabilities:
Debt:
Commercial paper	250	—	250	—	250
Notes	19,677	—	23,307	—	23,307
Convertible debentures	108	—	712	—	712
8.     Income Taxes
During the three months ended September 30, 2021 and 2020, we recognized income tax expense of $494 and $167, respectively, which represent effective income tax rates of 24.7% and 42.9%, respectively. The decrease in our effective income tax rate was primarily due to the repeal of the non-tax deductible Health Insurance Provider Fee, or HIP Fee, for years after 2020, applied to our quarterly results, which in 2020, included the impact of expenses for business optimization initiatives and the BCBSA litigation accrual recognized during the three months ended September 30, 2020.
During the nine months ended September 30, 2021 and 2020, we recognized income tax expense of $1,555 and $1,606, respectively, which represent effective income tax rates of 23.8% and 28.5%, respectively. The decrease in our effective income tax rate was primarily due to the repeal of the non-tax deductible HIP Fee for years after 2020.
Income taxes receivable totaled $95 and $262 at September 30, 2021 and December 31, 2020, respectively. We recognize the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2021 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,294	$7,646	$195	$11,135
Ceded medical claims payable, beginning of period	(13)	(33)	—	(46)
Net medical claims payable, beginning of period	3,281	7,613	195	11,089
Business combinations and purchase adjustments	—	375	45	420
Net incurred medical claims:
Current period	20,499	52,422	1,176	74,097
Prior periods redundancies	(496)	(1,309)	(17)	(1,822)
Total net incurred medical claims	20,003	51,113	1,159	72,275
Net payments attributable to:
Current period medical claims	16,985	44,160	978	62,123
Prior periods medical claims	2,450	5,781	169	8,400
Total net payments	19,435	49,941	1,147	70,523
Net medical claims payable, end of period	3,849	9,160	252	13,261
Ceded medical claims payable, end of period	15	23	—	38
Gross medical claims payable, end of period	$3,864	$9,183	$252	$13,299
At September 30, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $52, $283 and $3,514 for the claim years 2019 and prior, 2020 and 2021, respectively.
At September 30, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $79, $444 and $8,637 for the claim years 2019 and prior, 2020 and 2021, respectively.
At September 30, 2021, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $0, $9 and $243 for the claim years 2019 and prior, 2020 and 2021, respectively.

A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2020 is as follows:

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
The favorable development recognized in the nine months ended September 30, 2021 and 2020 resulted primarily from trend factors in late 2020 and late 2019, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 and 2019, respectively, developing faster than expected also contributed to the favorability. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at September 30, 2021.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2021 is as follows:

	Three Months Ended			Nine Months Ended September 30, 2021
	March 31, 2021	June 30, 2021	September 30, 2021
Net incurred medical claims:
Commercial & Specialty Business	$6,072	$6,718	$7,213	$20,003
Government Business	16,319	16,723	18,071	51,113
Other	336	403	420	1,159
Total net incurred medical claims	22,727	23,844	25,704	72,275
Quality improvement and other claims expense	972	919	941	2,832
Benefit expense	$23,699	$24,763	$26,645	$75,107

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2020 is as follows:

	Three Months Ended			Nine Months Ended September 30, 2020
	March 31, 2020	June 30, 2020	September 30, 2020
Net incurred medical claims:
Commercial & Specialty Business	$5,797	$5,147	$6,641	$17,585
Government Business	14,603	13,233	14,978	42,814
Other	130	368	380	878
Total net incurred medical claims	20,530	18,748	21,999	61,277
Quality improvement and other claims expense	959	799	922	2,680
Benefit expense	$21,489	$19,547	$22,921	$63,957

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of September 30, 2021, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$3,849	$9,160	$252	$13,261
Ceded medical claims payable, end of period	15	23	—	38
Insurance lines other than short duration	—	263	—	263
Gross medical claims payable, end of period	$3,864	$9,446	$252	$13,562
10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2021 and December 31, 2020, we had $22,408 and $19,652, respectively, outstanding under these notes.
On May 15, 2021, we redeemed the $700 outstanding principal balance of our 3.700% Notes due August 15, 2021 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.
On March 17, 2021, we issued $500 aggregate principal amount of 0.450% Notes due 2023 (the “2023 Notes”), $750 aggregate principal amount of 1.500% Notes due 2026 (the “2026 Notes”), $1,000 aggregate principal amount of 2.550% Notes due 2031 (the “2031 Notes”) and $1,250 aggregate principal amount of 3.600% Notes due 2051 (the “2051 Notes”) under our shelf registration statement. Interest on the 2023 Notes, 2026 Notes, 2031 Notes and 2051 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2021. We used the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2021 and December 31, 2020.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. On June 3, 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into a new 364-day senior revolving credit facility (the “new 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”) with a group of lenders for general corporate purposes. The new 364-Day Facility provides for credit in the amount of $1,000 and matures in June 2022. Our ability to borrow under these Credit Facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of September 30, 2021, our debt-to-

capital ratio, as defined and calculated under the Credit Facilities, was 38.9%. We do not believe the restrictions contained in the covenants under our Credit Facilities materially affect our financial or operating flexibility. As of September 30, 2021, we were in compliance with all of the debt covenants under these Credit Facilities. There were no amounts outstanding under the prior 364-Day Facility or the new 364-Day Facility at any time during the nine months ended September 30, 2021 or the year ended December 31, 2020. At September 30, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. At September 30, 2021 and December 31, 2020, there were no amounts outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At September 30, 2021 and December 31, 2020, we had $100 and $250, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), which are governed by an indenture (the “indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. During the three and nine months ended September 30, 2021, $0 and $47, respectively, of aggregate principal amount of the Debentures were surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three and nine months ended September 30, 2021 of $2 and $254, respectively. We recognized a loss on the extinguishment of debt related to the Debentures of $0 and $5, respectively, for the three and nine months ended September 30, 2021, based on the fair values of the debt on the conversion settlement dates.
The following table summarizes at September 30, 2021 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$112
Unamortized debt discount	$34
Net debt carrying amount	$77
Equity component carrying amount	$41
Conversion rate (shares of common stock per $1,000 of principal amount)	14.1784
Effective conversion price (per $1,000 of principal amount)	$70.5298
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $175 and $0 of outstanding short-term borrowings from the FHLBs at September 30, 2021 and December 31, 2020, respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at September 30, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

In April 2018, the Court issued an order on the parties' cross motions for partial summary judgment determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard® program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether the defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In April 2019, the plaintiffs filed motions for class certification, which defendants opposed.
The BCBSA and Blue plans have entered into a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain non-monetary terms including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to their local Blue plan. As of September 30, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made.
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court. The deadlines for objections to the settlement, as well as the deadline for those who wish to opt out from the settlement, was July 28, 2021 and a small number of subscribers submitted valid opt outs by the deadline. Claims for settlement payments by members of the subscriber class must be filed by November 5, 2021. Final approval briefs in support of the subscriber settlement were filed on September 3, 2021. A final approval hearing is scheduled for October 21, 2021. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determines the standard of review applicable to providers’ claims. In May 2021, the defendants and provider plaintiffs filed renewed standard of review motions which are now fully briefed. In June 2021, the parties filed summary judgment motions not critically dependent on class certification, which are now fully briefed. We intend to continue to vigorously defend the provider suit; however, its ultimate outcome cannot be presently determined.
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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. Plaintiff has appealed the order granting summary judgment. We estimate that the briefing on the appeal will be complete by the end of 2021 and that oral arguments will be scheduled sometime in 2022. We intend to vigorously defend the appeal of this lawsuit.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment. Our opposition to the motion is due in October 2021, and Express Scripts' reply to our opposition is due in November 2021. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), which was heard in October 2018. In December 2020, the Second Circuit affirmed the trial court’s decision dismissing the ERISA complaint. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc. Plaintiff’s Petition for Rehearing was denied. Plaintiffs filed a Writ of Certiorari with the U.S. Supreme Court, which we have opposed. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Anthem, Inc. in the U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. The motions are fully briefed and no decision has been rendered. We intend to continue to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation focuses on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal Division of the DOJ, and most recently, to the Civil Division of the DOJ. We are cooperating with the ongoing investigations of the Criminal and Civil Divisions related to these risk adjustment practices. We are in the process of analyzing the scope of potential data corrections to be submitted to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. We are in active litigation with two groups of sellers regarding part of the escrowed funds in cases captioned Shareholder Representative Services, LLC v. ATH Holding Company, LLC and Highland Acquisition Holdings, LLC and LPPAS Representative, LLC v. ATH Holding Company, LLC, both pending in the Delaware Court of Chancery.

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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at September 30, 2021 is approximately $1,104. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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

A summary of our cash dividend activity for the nine months ended September 30, 2021 and 2020 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
April 20, 2021	June 10, 2021	June 25, 2021	$1.13	$278
July 20, 2021	September 10, 2021	September 24, 2021	$1.13	$276

Nine Months Ended September 30, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
April 28, 2020	June 10, 2020	June 25, 2020	$0.95	$242
July 28, 2020	September 10, 2020	September 25, 2020	$0.95	$238
On October 19, 2021, our Audit Committee declared a fourth quarter 2021 dividend to shareholders of $1.13 per share, payable on December 21, 2021 to shareholders of record at the close of business on December 3, 2021.
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
A summary of common stock repurchases for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30
	2021	2020
Shares repurchased	3.9	5.0
Average price per share	$356.43	$269.15
Aggregate cost	$1,378	$1,342
Authorization remaining at the end of the period	$4,714	$2,450
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3.1	$230.00
Granted	0.7	313.48
Exercised	(0.6)	196.29
Forfeited or expired	(0.1)	285.46
Outstanding at September 30, 2021	3.1	254.23	6.90	$364
Exercisable at September 30, 2021	1.6	215.64	5.67	$250
A summary of the nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2021 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	1.3	$272.51
Granted	1.0	315.54
Vested	(0.9)	244.82
Forfeited	(0.1)	289.45
Nonvested at September 30, 2021	1.3	298.12
During the nine months ended September 30, 2021, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2021 to 2023. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2023 based on results in the three year period.
During the nine months ended September 30, 2021, we granted an additional 0.4 restricted stock units associated with our 2018 grants that were earned as a result of satisfactory completion of performance measures between 2018 and 2020. These grants and vested shares have been included in the activity shown above.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
	2021	2020
Risk-free interest rate	1.44%	1.30%
Volatility factor	30.00%	26.00%
Quarterly dividend yield	0.360%	0.350%
Weighted-average expected life (years)	5.50	4.30

The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
	2021	2020
Options granted during the period	$79.51	$54.02
Restricted stock awards granted during the period	315.54	272.11

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2021 and 2020 is as follows:

	September 30
	2021	2020
Investments:
Gross unrealized gains	$986	$1,136
Gross unrealized losses	(107)	(245)
Net pre-tax unrealized gains	879	891
Deferred tax liability	(210)	(216)
Adjustment for noncontrolling interest	(3)	—
Net unrealized gains on investments	666	675
Non-credit components of impairments on investments:
Gross unrealized losses	(1)	(11)
Deferred tax asset	—	3
Net unrealized non-credit component of impairments on investments	(1)	(8)
Cash flow hedges:
Gross unrealized losses	(304)	(319)
Deferred tax asset	64	67
Net unrealized losses on cash flow hedges	(240)	(252)
Defined benefit pension plans:
Deferred net actuarial loss	(710)	(695)
Deferred prior service credits	—	(1)
Deferred tax asset	180	178
Net unrecognized periodic benefit costs for defined benefit pension plans	(530)	(518)
Postretirement benefit plans:
Deferred net actuarial loss	(3)	(25)
Deferred prior service costs	9	14
Deferred tax (liability) asset	(2)	3
Net unrecognized periodic benefit credit (costs) for postretirement benefit plans	4	(8)
Foreign currency translation adjustments:
Gross unrealized losses	(3)	(1)
Deferred tax asset	1	—
Net unrealized losses on foreign currency translation adjustments	(2)	(1)
Accumulated other comprehensive loss	$(103)	$(112)

Other comprehensive (loss) income reclassification adjustments for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30
	2021	2020
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $25 and ($43), respectively	$(80)	$152
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $5 and $10, respectively	(17)	(39)
Total reclassification adjustment on investments	(97)	113
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax expense of $0 and ($5), respectively	(1)	16
Cash flow hedges:
Holding gain, net of tax expense of ($0) and ($0), respectively	4	4
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($4) and ($2), respectively	8	8
Foreign currency translation adjustment, net of tax benefit (expense) of $1 and ($1), respectively	(1)	1
Net (loss) gain recognized in other shareholders’ comprehensive income, net of tax benefit (expense) of $27 and ($41), respectively	(87)	142
Net loss related to noncontrolling interests, net of tax benefit of $0 and $0, respectively	1	—
Net (loss) gain recognized in other comprehensive (loss) income, net of tax benefit (expense) of $27 and ($41), respectively	$(86)	$142

Other comprehensive (loss) income reclassification adjustments for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30
	2021	2020
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $71 and ($68), respectively	$(203)	$182
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $21 and $7, respectively	(81)	(28)
Total reclassification adjustment on investments	(284)	154
Non-credit component of impairments on investments:
Non-credit component of impairments on investments, net of tax (expense) benefit of ($1) and $2, respectively	1	(6)
Cash flow hedges:
Holding gain, net of tax expense of ($2) and ($2), respectively	10	10
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($10) and ($9), respectively	26	25
Foreign currency translation adjustment, net of tax benefit (expense) of $2 and ($1), respectively	(7)	1
Net (loss) gain recognized in other shareholders’ comprehensive income, net of tax benefit (expense) of $81 and ($71), respectively	(254)	184
Net loss related to noncontrolling interests, net of tax benefit of $1 and $0, respectively	1	—
Net (loss) gain recognized in other comprehensive (loss) income, net of tax benefit (expense) of $82 and ($71), respectively	$(253)	$184
14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Denominator for basic earnings per share – weighted-average shares	243.4	251.0	244.3	251.9
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	2.6	3.2	2.9	3.4
Denominator for diluted earnings per share	246.0	254.2	247.2	255.3
During the three months ended September 30, 2021 and 2020, weighted-average shares related to certain stock options of 0.0 and 1.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2021 and 2020, weighted-average shares related to certain stock options of 0.3 and 1.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three and nine months ended September 30, 2021, we issued approximately 0.1 and 1.0 restricted stock units, respectively, under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2021 through 2023. During the three and nine months ended September 30, 2020, we issued approximately 0.0 and 1.3 restricted stock units, respectively, under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2020 through 2022. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

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

Financial data by reportable segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended September 30, 2021
Operating revenue - unaffiliated	$9,863	$21,658	$3,369	$658	$—	$35,548
Operating revenue - affiliated	—	—	3,180	2,012	(5,192)	—
Operating gain	620	967	445	27	—	2,059
Three Months Ended September 30, 2020
Operating revenue - unaffiliated	$9,326	$18,101	$2,598	$624	$—	$30,649
Operating revenue - affiliated	—	—	2,984	1,174	(4,158)	—
Operating (loss) gain	(234)	246	345	(156)	—	201
Nine Months Ended September 30, 2021
Operating revenue - unaffiliated	$28,904	$61,007	$9,131	$1,883	$—	$100,925
Operating revenue - affiliated	—	—	9,499	5,674	(15,173)	—
Operating gain	2,679	2,313	1,257	52	—	6,301
Nine Months Ended September 30, 2020
Operating revenue - unaffiliated	$27,476	$52,809	$7,485	$1,505	$—	$89,275
Operating revenue - affiliated	—	—	8,563	2,772	(11,335)	—
Operating gain (loss)	2,558	2,275	998	(76)	—	5,755

The major product revenues for each of the reportable segments for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Commercial & Specialty Business
Managed care products	$8,005	$7,523	$23,481	$22,209
Managed care services	1,489	1,391	4,291	4,036
Dental/Vision products and services	342	318	1,013	917
Other	27	94	119	314
Total Commercial & Specialty Business	9,863	9,326	28,904	27,476
Government Business
Managed care products	21,565	17,999	60,711	52,523
Managed care services	93	102	296	286
Total Government Business	21,658	18,101	61,007	52,809
IngenioRx
Pharmacy products and services	6,549	5,582	18,630	16,048
Total IngenioRx	6,549	5,582	18,630	16,048
Other
Integrated health services	2,506	1,716	7,121	4,040
Other	164	82	436	237
Total Other Business	2,670	1,798	7,557	4,277
Eliminations
Eliminations	(5,192)	(4,158)	(15,173)	(11,335)
Total product revenues	$35,548	$30,649	$100,925	$89,275
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Reportable segments’ operating revenue	$35,548	$30,649	$100,925	$89,275
Net investment income	335	280	1,026	591
Net realized (losses) gains on financial instruments	(61)	229	107	177
Total revenues	$35,822	$31,158	$102,058	$90,043

A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Reportable segments’ operating gain	$2,059	$201	$6,301	$5,755
Net investment income	335	280	1,026	591
Net realized (losses) gains on financial instruments	(61)	229	107	177
Interest expense	(201)	(198)	(598)	(593)
Amortization of other intangible assets	(136)	(93)	(306)	(269)
Loss on extinguishment of debt	—	(30)	(5)	(34)
Income before income tax expense	$1,996	$389	$6,525	$5,627
16.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 13 years.
The information related to our leases is as follows:

	Balance Sheet Location	September 30, 2021	December 31, 2020
Operating Leases
Right-of-use assets	Other noncurrent assets	$685	$646
Lease liabilities, current	Other current liabilities	141	110
Lease liabilities, noncurrent	Other noncurrent liabilities	806	847

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$37	$272	$100	$378
Short-term lease expense	10	11	34	38
Sublease income	(1)	(1)	(3)	(8)
Total lease expense	$46	$282	$131	$408

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$53	$47	$141	$137
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$32	$17	$192	$372
As of September 30, 2021 and December 31, 2020, the weighted average remaining lease term of our operating leases was 6 years and 7 years, respectively. The lease liabilities reflect a weighted average discount rate of 2.82% at September 30, 2021 and 3.21% at December 31, 2020.
The operating lease expense for the three and nine months ended September 30, 2020 shown above included an impairment charge of $224 for affected right-of-use assets for reducing our office space footprint.

Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2021 (excluding the nine months ended September 30, 2021)	$53
2022	209
2023	189
2024	161
2025	119
Thereafter	353
Total future minimum payments	1,084
Less imputed interest	(137)
Total lease liabilities	$947
As of September 30, 2021, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 11 years and are expected to commence on various dates during the fourth quarter of 2021 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate to $65.

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
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2021 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2021, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving approximately 45 medical members through our affiliated health plans as of September 30, 2021. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states and Puerto Rico as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. Pharmacy benefits management (“PBM”) services are offered through our IngenioRx subsidiary. We are licensed to conduct insurance operations in all fifty states, the District of Columbia and Puerto Rico through our subsidiaries.
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
COVID-19
The COVID-19 pandemic continues to impact the global economy, cause market instability and put pressure on the healthcare system, and it has impacted, and will likely continue to impact, our membership, our benefit expense and our members' behavior, including how members access healthcare. We continue to assist our customers, providers, members and communities in addressing the effects of the COVID-19 pandemic, including by providing expanded benefit coverage for COVID-19 diagnostic tests, treatment and vaccine administration and taking steps to increase vaccinations by enabling, educating, and encouraging vaccine acceptance among our members as well as in the communities in which we operate.
COVID-19 care, testing and vaccine administration, and the impact of new COVID-19 variants, have resulted in increased medical costs for us in 2021. Since June 30, 2020, our Medicaid membership has grown as a result of the temporary suspension of eligibility recertification in response to the COVID-19 pandemic, which will remain suspended at least until the first quarter of 2022. Our Commercial fee-based membership has decreased in this same period due to in-group attrition likely attributable to the COVID-19 pandemic. See “Business Trends - Medical Cost Trends” below for a discussion of the impact of COVID-19 on our healthcare costs.
The COVID-19 pandemic continues to evolve and the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. For additional discussion related to the COVID-19 pandemic and our risk factors, see Part I, Item 1, “Business–COVID-19”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–COVID-19” included in our 2020 Annual Report on Form 10-K.
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
Our IngenioRx subsidiary markets and offers PBM services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes services such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
Pricing Trends: We strive to price our healthcare benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic (including new COVID-19 variants, which may be more contagious or severe, or less responsive to treatment or vaccines) and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, the cost of COVID-19 vaccines and the return of non-COVID-19 healthcare utilization to our estimate of normal levels, based on historical utilization patterns. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and Small Group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks. When applicable, we priced our affected products to cover the impact of the HIP Fee, including during 2020. The HIP Fee has been permanently repealed beginning in 2021.
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
The COVID-19 pandemic initially caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. Over the course of the first half of 2021, our non-COVID-19 healthcare utilization experience gradually increased toward normalized levels, while COVID-19 related healthcare expenses declined and COVID-19 vaccination administration costs increased. During the third quarter of 2021, the COVID-19 Delta variant caused a significant increase in COVID-19 related healthcare utilization as a result of increased testing, treatment, and hospitalization costs, which was partially offset by a reduction in non-COVID-19 healthcare utilization. The reduction in non-COVID-19 healthcare utilization was particularly notable in the inpatient setting, as some regions limited elective surgeries in order to preserve limited resources to treat patients hospitalized with COVID-19.

Our expenses in 2020 and the first nine months of 2021 included additional costs to cover COVID-19 related testing, treatment and vaccine administration. In the fourth quarter of 2021, we expect COVID-19 related healthcare expenses to decline from the surge experienced during the third quarter of 2021 related to the Delta variant and utilization of non-COVID-19 healthcare services to recover toward the levels experienced in 2021 prior to the Delta surge. We anticipate additional COVID-19 vaccination costs as young children become eligible for the vaccine and more adults choose to receive the vaccine and booster doses. Further increases and pent-up demand in the utilization of non-COVID-19 healthcare services, as well as increases in acuity associated with deferred services and the long-term health complications of COVID-19, may increase our claim costs in the future and affect our medical cost trends. We continue to monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2020 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on healthcare benefits, consumer eligibility for public programs and our cash flows for all of our lines of business. These actions, which are or have been in effect for various durations, provide, among other things:
•waivers on cost-sharing on COVID-19 testing, treatment, vaccines and related services;
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
The Consolidated Appropriations Act of 2021, which was enacted in December 2020 (the “Appropriations Act”), contains a number of provisions that may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation and reporting on pharmacy benefits and drug costs. The health plan-related requirements of the Appropriations Act have varying effective dates beginning as early as December 2021, some of which have been extended since the enactment of the Appropriations Act.
The American Rescue Plan Act of 2021, (the “Rescue Plan”), which was enacted in March 2021, contains several health-related provisions that have impacted our business, including expansion of premium tax credits for our Individual exchange business and full subsidization of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage for those who were involuntarily terminated or had their work hours reduced. The Rescue Plan’s premium tax provisions became effective in January 2021, while the COBRA premium subsidization extended from April through September 2021.
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

Other Significant Items
Business and Operational Matters
On June 29, 2021, we completed our acquisition of MMM Holdings, LLC (“MMM”) and its Medicare Advantage plan, Medicaid plan and other affiliated companies from InnovaCare Health, L.P. MMM is a Puerto Rico-based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
On April 28, 2021, we completed our acquisition of myNEXUS, Inc. (“myNEXUS”) from WindRose Health Investors. myNEXUS is a comprehensive home-based nursing management company for payors and, at the time of acquisition, delivered integrated clinical support services for Medicare Advantage members across twenty states. This acquisition aligns with our strategy to manage integrated, whole person multi-site care and support by providing national, large-scale expertise to manage nursing services in the home and facilitate transitions of care.
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
In 2020, we introduced enterprise-wide initiatives to optimize our business, and as a result, recorded a charge of $653 in selling, general and administrative expenses for the year ended December 31, 2020. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. For additional information see Note 4, “Business Optimization Initiatives” and Note 16, “Leases” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will include certain non-monetary terms. As of September 30, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made. All terms of the Subscriber Settlement Agreement are subject to approval by the Court before they become effective. For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In January 2019, we exercised our contractual right to terminate our PBM agreement (the “ESI PBM Agreement”) with Express Scripts, Inc. (“Express Scripts”). We completed the transition of our members from Express Scripts to IngenioRx by January 1, 2020. Notwithstanding our termination of the ESI PBM Agreement, the litigation between us and Express Scripts regarding the ESI PBM Agreement continues. For additional information regarding this lawsuit, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Express Scripts, Inc. Pharmacy Benefit Management Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended September 30, 2021, total medical membership increased 2.4, or 5.7%. Our medical membership grew in both our Government Business and Commercial & Specialty Business segments. The increase in our Government Business membership was primarily driven by increases in our Medicaid membership, including organic growth resulting from the temporary suspension of eligibility recertification during the COVID-19 pandemic, which will remain suspended at least until the first quarter of 2022, our acquisition of MMM on June 29, 2021, the launch of our HealthyBlue managed care alliance in North Carolina and organic growth in our Medicare Advantage business. Commercial & Specialty Business membership growth included increases in Group risk-based membership resulting from sales exceeding lapses and increases in Individual membership due to the ACA expansion in 2021, partially offset by declines in Group fee-based membership due to in-group attrition likely resulting from the COVID-19 pandemic.
Operating revenue for the three months ended September 30, 2021 was $35,548, an increase of $4,899, or 16.0%, from the three months ended September 30, 2020. The increase in operating revenue for the three months ended September 30, 2021 compared to 2020 was primarily driven by higher premium revenue due mainly to membership growth in our Government Business segment, including related to our acquisition of MMM, and increased product revenue in our IngenioRx segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021. Operating revenue for the nine months ended September 30, 2021 was $100,925, an increase of $11,650, or 13.0%, from the nine months ended September 30, 2020. The increase in operating revenue for the nine months ended September 30, 2021 compared to 2020 was primarily driven by higher premium revenue due mainly to membership growth in our Government Business segment, including related to the acquisition of MMM, increased product revenue in our IngenioRx segment and premium rate increases in our Commercial & Specialty Business segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Net income for the three months ended September 30, 2021 was $1,502, an increase of $1,280, or 576.6%, from the three months ended September 30, 2020. The increase in net income for the three months ended September 30, 2021 was primarily due to increased operating gain in all of our business segments, primarily the result of the absence of charges in 2021 for our business optimization initiatives and the BCBSA litigation accrual recognized during the third quarter of 2020. Net income for the nine months ended September 30, 2021 was $4,970, an increase of $949, or 23.6% from the nine months ended September 30, 2020. The increase in net income for the nine months ended September 30, 2021 was primarily due to increased operating gain in all of our business segments, primarily due to the absence of charges in 2021 for our business optimization initiatives and the BCBSA litigation accrual recognized during the third quarter of 2020. These operating gain increases were partially offset by increased COVID-19 and non-COVID-19 healthcare costs.
Our fully-diluted shareholders' earnings per share (“EPS”) was $6.13 for the three months ended September 30, 2021, which represented a 604.6% increase from EPS of $0.87 for the three months ended September 30, 2020. Our fully-diluted shareholders' EPS was $20.09 for the nine months ended September 30, 2021, which represented a 27.6% increase from fully-diluted EPS of $15.75 for the nine months ended September 30, 2020. The increase in EPS for the three and nine months ended September 30, 2021 compared to 2020 resulted primarily from the increase in net income, as well as lower shares outstanding in 2021.
Operating cash flow for the nine months ended September 30, 2021 and 2020 was $6,692 and $6,875, respectively. The decrease in operating cash flow was primarily driven by the timing of working capital changes, partially offset by higher net income in 2021.

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
The following table presents our medical membership by reportable segment and customer type as of September 30, 2021 and 2020. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands)	2021	2020	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	769	701	68	9.7%
Group Risk-Based	3,946	3,774	172	4.6%
Commercial Risk-Based	4,715	4,475	240	5.4%
BlueCard®	6,166	6,106	60	1.0%
Group Fee-Based	19,370	19,508	(138)	(0.7)%
Commercial Fee-Based	25,536	25,614	(78)	(0.3)%
Total Commercial & Specialty Business	30,251	30,089	162	0.5%
Government Business:
Medicare Advantage	1,853	1,416	437	30.9%
Medicare Supplement	947	933	14	1.5%
Total Medicare	2,800	2,349	451	19.2%
Medicaid	10,391	8,569	1,822	21.3%
Federal Employees Health Benefits	1,629	1,618	11	0.7%
Total Government Business	14,820	12,536	2,284	18.2%
Total Medical Membership	45,071	42,625	2,446	5.7%
Other Membership
Life and Disability Members	4,695	5,029	(334)	(6.6)%
Dental Members	6,637	6,356	281	4.4%
Dental Administration Members	1,486	1,315	171	13.0%
Vision Members	7,974	7,487	487	6.5%
Medicare Part D Standalone Members	438	405	33	8.1%

Medical Membership
Total medical membership increased primarily due to growth in our Government Business, which was driven primarily by increases in our Medicaid membership, including organic growth resulting from the temporary suspension of eligibility recertification during the COVID-19 pandemic, growth resulting from our acquisition of MMM on June 29, 2021 and the launch of our HealthyBlue managed care alliance in North Carolina. Our Medicare Advantage membership also increased due to organic growth. Increases in Group risked-based membership resulting from sales exceeding lapses and increases in Individual membership due to our ACA expansion in 2021 also contributed to overall membership increases. Declines in our Group fee-based membership due to in-group attrition likely attributable to the COVID-19 pandemic partially offset the increases in our medical membership.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to the loss of a Group risked-based account and membership decreases in our Group fee-based business. Dental membership increased primarily due to higher sales in our Individual and Group risk-based accounts and growth in our FEHB program. Dental administration membership increased due to growth in our FEHB program. Vision membership increased as a result of growth in our Medicare business.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2021 vs. 2020		2021 vs. 2020
	2021	2020	2021	2020	$	%	$	%
Total operating revenue	$35,548	$30,649	$100,925	$89,275	$4,899	16.0%	$11,650	13.0%
Net investment income	335	280	1,026	591	55	19.6%	435	73.6%
Net realized (losses) gains on financial instruments	(61)	229	107	177	(290)	NM	(70)	(39.5)%
Total revenues	35,822	31,158	102,058	90,043	4,664	15.0%	12,015	13.3%
Benefit expense	26,645	22,921	75,107	63,957	3,724	16.2%	11,150	17.4%
Cost of products sold	2,898	2,222	7,825	6,431	676	30.4%	1,394	21.7%
Selling, general and administrative expense	3,946	5,305	11,692	13,132	(1,359)	(25.6)%	(1,440)	(11.0)%
Other expense[1]	337	321	909	896	16	5.0%	13	1.5%
Total expenses	33,826	30,769	95,533	84,416	3,057	9.9%	11,117	13.2%
Income before income tax expense	1,996	389	6,525	5,627	1,607	413.1%	898	16.0%
Income tax expense	494	167	1,555	1,606	327	195.8%	(51)	(3.2)%
Net income	$1,502	$222	$4,970	$4,021	$1,280	576.6%	$949	23.6%
Net loss (income) attributable to noncontrolling interests	7	—	(3)	—	7	NM	(3)	NM
Shareholders’ net income	$1,509	$222	$4,967	$4,021	$1,287	579.7%	$946	23.5%

Average diluted shares outstanding	246.0	254.2	247.2	255.3	(8.2)	(3.2)%	(8.1)	(3.2)%
Diluted shareholders’ net income per share	$6.13	$0.87	$20.09	$15.75	$5.26	604.6%	$4.34	27.6%
Effective tax rate	24.7%	42.9%	23.8%	28.5%		(1820) bp3		(470) bp3
Benefit expense ratio[2]	87.7%	86.8%	86.7%	83.1%		90 bp3		360 bp3
Selling, general and administrative expense ratio[4]	11.1%	17.3%	11.6%	14.7%		(620) bp3		(310) bp3
Income before income tax expense as a percentage of total revenues	5.6%	1.2%	6.4%	6.2%		440 bp3		20 bp3
Shareholders’ net income as a percentage of total revenues	4.2%	0.7%	4.9%	4.5%		350 bp3		40 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2021 and 2020 were $30,395 and $26,392, respectively. Premiums for the nine months ended September 30, 2021 and 2020 were $86,604 and $77,001, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Total operating revenue increased primarily as a result of higher premium revenue due mainly to membership growth in our Government Business segment, including related to our acquisition of MMM, and increased product revenue in our IngenioRx segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Net investment income increased primarily due to increases in income from other invested assets, partially offset by declines in fixed maturity income due to lower yields on fixed maturity securities.
We recognized net realized losses on financial instruments for the three months ended September 30, 2021 compared to net realized gains on financial instruments for the three months ended September 30, 2020. The change was primarily due to the fair value of equity securities still held moving from gains to losses, which is recorded in earnings.
Benefit expense increased primarily due to cost increases resulting from membership growth in our Medicaid and Medicare businesses, including related to our acquisition of MMM and increased COVID-19 healthcare costs for both our Commercial & Specialty Business and Government Business segments.
Our benefit expense ratio increased primarily due to the repeal of the HIP Fee for 2021, partially offset by the impact of negative rate adjustments within our Medicaid business in 2020.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense decreased primarily due to the absence of charges in 2021 for our business optimization initiatives and the BCBSA litigation accrual that were both recognized during the third quarter of 2020, as well as the repeal of the HIP Fee for 2021. These decreases were partially offset by increased costs to support growth in our businesses.
Our selling, general and administrative expense ratio decreased primarily due to the absence of charges in 2021 for our business optimization initiatives and the BCBSA litigation accrual which were both recognized in the third quarter of 2020, increased operating revenue in 2021 and the repeal of the HIP Fee for 2021. These items were partially offset by increased costs to support growth in our businesses.
Our effective income tax rate decreased primarily due to the repeal of the HIP Fee, for years after 2020, applied to our quarterly results, which in 2020, included the impact of expenses for business optimization initiatives and the BCBSA litigation accrual recognized during the three months ended September 30, 2020.
Our shareholders’ net income as a percentage of total revenues increased in 2021 as compared to 2020 as a result of all factors discussed above.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Total operating revenue increased primarily as a result of higher premium revenue due mainly to membership growth in our Government Business segment, including the acquisition of MMM, and increased product revenue in our IngenioRx segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.

Net investment income increased primarily due to increases in income from other invested assets, partially offset by declines in fixed maturity income due to lower yields on fixed maturity securities.
Net realized gains on financial instruments decreased primarily due to a change from gains to losses in the fair value of equity securities still held, which is recorded in earnings, partially offset by a change from losses to gains on other invested assets and higher net realized gains on fixed maturity securities.
Benefit expense increased primarily due to cost increases resulting from membership growth in our non-MMM Medicaid and Medicare businesses and increased COVID-19 and non-COVID-19 healthcare costs for both our Commercial & Specialty Business and Government Business segments.
Our benefit expense ratio increased primarily due to increased COVID-19 and non-COVID-19 healthcare costs for both our Commercial & Specialty Business and Government Business segments, and, to a lesser extent, the repeal of the HIP Fee for 2021.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense decreased primarily due to the absence of charges in 2021 for our business optimization initiatives and the BCBSA litigation accrual recognized during the third quarter of 2020, as well as the repeal of the HIP Fee for 2021. These decreases were partially offset by increased costs to support growth in our businesses.
Our selling, general and administrative expense ratio decreased primarily due to increased operating revenue in 2021, the absence of charges in 2021 for our business optimization initiatives and the BCBSA litigation accrual recognized in the third quarter of 2020 and the repeal of the HIP Fee for 2021. These items were partially offset by increased costs to support growth in our businesses.
Our effective income tax rate decreased primarily due to the repeal of the HIP Fee for 2021, which was non-deductible for tax purposes.
Our shareholders’ net income as a percentage of total revenues increased in 2021 as compared to 2020 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net realized gains (losses) on financial instruments, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segments’ operating gain to income before income tax expense, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Results of our operations are described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2021 vs 2020		2021 vs 2020
	2021	2020	2021	2020	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$9,863	$9,326	$28,904	$27,476	$537	5.8%	$1,428	5.2%
Government Business	21,658	18,101	61,007	52,809	3,557	19.7%	8,198	15.5%
IngenioRx	6,549	5,582	18,630	16,048	967	17.3%	2,582	16.1%
Other	2,670	1,798	7,557	4,277	872	48.5%	3,280	76.7%
Eliminations	(5,192)	(4,158)	(15,173)	(11,335)	(1,034)	NM	(3,838)	NM
Total operating revenue	$35,548	$30,649	$100,925	$89,275	$4,899	16.0%	$11,650	13.0%

Operating Gain (Loss)
Commercial & Specialty Business[1]	$620	$(234)	$2,679	$2,558	$854	NM	$121	4.7%
Government Business[2]	967	246	2,313	2,275	721	293.1%	38	1.7%
IngenioRx[3]	445	345	1,257	998	100	29.0%	259	26.0%
Other[4]	27	(156)	52	(76)	183	NM	128	NM

Operating Margin
Commercial & Specialty Business	6.3%	(2.5)%	9.3%	9.3%		880 bp		0 bp
Government Business	4.5%	1.4%	3.8%	4.3%		310 bp		(50) bp
IngenioRx	6.8%	6.2%	6.7%	6.2%		60 bp		50 bp

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Commercial & Specialty Business
Operating revenue increased primarily due to increased membership in our Commercial risk-based businesses, premium rate increases in our Commercial risk-based businesses designed to cover medical cost trends and administrative fee increases in our Group fee-based business. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Operating gain increased primarily due to the absence of charges in 2021 for the BCBSA litigation accrual and our business optimization initiatives, which were both recognized during the third quarter of 2020.
Government Business
Operating revenue increased primarily due to higher premium revenue growth in our non-MMM Medicaid business, driven by the temporary suspension of eligibility recertification, which will remain suspended at least until the first quarter of 2022. The acquisition of MMM on June 29, 2021 and non-MMM membership growth in our Medicare business also contributed to the operating revenue growth. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
The increase in operating gain was primarily driven by the impact of negative rate adjustments within our Medicaid business in 2020 related to COVID-19, the absence of charges in 2021 for our business optimization initiatives recognized during the third quarter of 2020 and membership growth in our Medicaid and Medicare businesses, including related to the acquisition of MMM on June 29, 2021.
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
We recognized an operating gain for the three months ended September 30, 2021 compared to an operating loss for the three months ended September 30, 2020. The change was primarily driven by the absence of charges in 2021 for our business optimization initiatives recognized during the third quarter of 2020 and a decline in unallocated corporate expenses in 2021.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases in our Group risk-based business designed to cover medical cost trends, increased membership in our Commercial risk-based businesses, administrative fee increases in our Group fee-based business and the non-recurring premium credits provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Operating gain increased primarily due to the absence of charges in 2021 for the BCBSA litigation accrual and our business optimization initiatives, that were both recognized during the third quarter of 2020, as well as the non-recurring premium credits that were provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020. These increases were partially offset by increased COVID-19 and non-COVID-19 healthcare costs in 2021.
Government Business
Operating revenue increased primarily due to higher premium revenue growth in our non-MMM Medicaid business, driven by the temporary suspension of eligibility recertification, which will remain suspended at least until the first quarter of 2022. Non-MMM membership growth in our Medicare business and the acquisition of MMM on June 29, 2021 also contributed to operating revenue growth. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021, increased experience-rated refunds in our Medicaid business and lower risk revenue.
The increase in operating gain was primarily driven by increased revenue resulting from membership growth in our Medicaid and Medicare businesses, including related to the acquisition of MMM on June 29, 2021 and the absence of charges in 2021 for our business optimization initiatives recognized during the third quarter of 2020. These increases were partially offset by an increase in COVID-19 and non-COVID-19 healthcare costs, increased experience-rated refunds in our Medicare business and lower risk revenue.

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
We recognized an operating gain for the nine months ended September 30, 2021 compared to an operating loss for the nine months ended September 30, 2020. The change was primarily driven by the absence of charges in 2021 for our business optimization initiatives recognized during the third quarter of 2020 and a decline in unallocated corporate expenses in 2021, partially offset by an increase in non-COVID 19 utilization impacting the risk sharing arrangements within the Diversified Business Group, as utilization was depressed during the nine months ended September 30, 2020.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2020 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2020, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2021, our critical accounting policies and estimates have not changed from those described in our 2020 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2021, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2020 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2021 and 2020, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2021 and 2020, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at September 30, 2021.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2021	2020
Assumed trend factors	$1,443	$606
Assumed completion factors	379	94
Total	$1,822	$700
The favorable development recognized in the nine months ended September 30, 2021 and 2020 resulted primarily from trend factors in late 2020 and late 2019, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 and 2019 developing faster than expected also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 83.8% and 85.3% for the nine months ended September 30, 2021 and 2020, respectively. This ratio serves as an indicator of claims processing speed whereby claims payments slowed down slightly during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was driven by the strengthening of incurred but not reported claims, within our medical claims payable, to account for an increase in overall payment cycle time.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the nine months ended September 30, 2021, this metric was 19.7%, largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2019 and 2020. For the nine months ended September 30, 2020, this metric was 8.8%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2021, this metric was 2.2%, which was calculated using the redundancy of $1,822. For the nine months ended September 30, 2020, the comparable metric was 0.9%, which was calculated using the redundancy of $700. We believe these metrics demonstrate an appropriate level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2021, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2021, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30		2021 vs. 2020
	2021	2020	Change
Sources of Cash:
Net cash provided by operating activities	$6,692	$6,875	$(183)
Issuances of commercial paper and short- and long-term debt, net of repayments	2,533	570	1,963
Proceeds from issuance of common stock under employee stock plans	161	112	49
Other sources of cash, net	173	474	(301)
Total sources of cash	9,559	8,031	1,528
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(3,403)	(4,207)	804
Purchases of subsidiaries, net of cash acquired	(3,442)	(1,973)	(1,469)
Repurchase and retirement of common stock	(1,378)	(1,342)	(36)
Purchases of property and equipment	(747)	(743)	(4)
Cash dividends	(831)	(720)	(111)
Total uses of cash	(9,801)	(8,985)	(816)
Effect of foreign exchange rates on cash and cash equivalents	(9)	1	(10)
Net decrease in cash and cash equivalents	$(251)	$(953)	$702
The decrease in cash provided by operating activities was primarily driven by the timing of working capital changes, partially offset by higher net income in 2021.
Other significant changes in sources or uses of cash year-over-year included an increase in net proceeds received from the issuance of commercial paper and short-term and long-term debt, net of repayments, an increase in cash paid for the purchase of subsidiaries, net of cash acquired, and a decrease in purchases of investments, net of proceeds from sales, maturities, calls and redemptions.

Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $34,582 at September 30, 2021. Since December 31, 2020, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $3,287, primarily due to cash generated from operations and net proceeds from the issuance of commercial paper and short-term and long-term debt. The increase was partially offset by cash used for acquisitions, common stock repurchases, dividends paid to shareholders and purchases of property and equipment.
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
At September 30, 2021, we held $1,360 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.9% and 37.6% as of September 30, 2021 and December 31, 2020, respectively. The increase in our consolidated debt-to-capital ratio was primarily due to the debt issued in our March 2021 Notes offering, offset by our redemption of Notes in May 2021.
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
Future Sources and Uses of Liquidity
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. On June 3, 2021, we terminated our 364-day senior revolving credit facility, which was scheduled to mature in June 2021 (the “prior 364-Day Facility”), and entered into a new 364-day senior revolving credit facility (the “new 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”) with a group of lenders for general corporate purposes. The new 364-Day Facility provides for credit in the amount of $1,000 and matures in June 2022. Our ability to borrow under these Credit Facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of September 30, 2021, our debt-to-capital ratio, as defined and calculated under the Credit Facilities, was 38.9%. We do not believe the restrictions contained in any of our Credit Facility covenants materially affect our financial or operating flexibility. As of September 30, 2021, we were in compliance with all of the debt covenants under these Credit Facilities. There were no amounts outstanding under the prior 364-Day Facility or the new 364-Day Facility at any time during the nine months ended September 30, 2021 or the year ended December 31, 2020. At September 30, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.

We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we intend to use a combination of cash on hand and/or our Credit Facilities, which provide for combined credit up to $3,500, to redeem any outstanding commercial paper upon maturity. While there is no assurance in the current economic environment, we believe the lenders participating in our Credit Facilities, if market conditions allow, will be willing to provide financing in accordance with their legal obligations. At September 30, 2021, we had $100 outstanding under our commercial paper program.

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
For additional information regarding our sources and uses of capital at September 30, 2021, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2021, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2021 to July 31, 2021	442,555	$385.96	432,400	$4,998
August 1, 2021 to August 31, 2021	497,244	375.96	495,759	4,812
September 1, 2021 to September 30, 2021	269,524	372.85	260,806	4,714
	1,209,323		1,188,965
1    Total number of shares purchased includes 20,358 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2021, we repurchased 1,188,965 shares at a total cost of $450 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 26, 2021 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2	Bylaws of the Company, as amended effective September 30, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020.

4.7	Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

October 20, 2021	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

October 20, 2021	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)