Form 10-K
period 2021-12-31
Anthem, Inc.
filed 2022-02-16
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2021 was approximately $93,007,966,095.
As of February 3, 2022, 241,304,369 shares of the registrant’s common stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2022.

Anthem, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2021

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Anthem” or the “Company” refer to Anthem, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia, unless the context otherwise requires.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and catastrophes; trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal, state and international law and regulation, including ongoing changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; the impact of a cyber-attack or other cyber security breach resulting in unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; risks and uncertainties related to our pharmacy benefit management (“PBM”) business, including non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; medical malpractice or professional liability claims or other risks related to healthcare and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; changes in tax laws; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
At Anthem, our purpose – to improve the health of humanity – is central to who we are. It inspires all we do and is the driving force behind our unique approach to health. We know to meaningfully improve health we must take a broader view. That is why our foundational approach looks at whole health and its most critical drivers: social, behavioral and physical. We believe in working together to achieve our goals of improving lives and communities, simplifying healthcare and expecting more. We strive to accomplish these goals through a collaborative focus on execution and delivering for those we serve in order to become a lifetime, trusted health partner. With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Leadership – Redefine what is possible
•Community – Committed, connected, invested
•Integrity – Do the right thing, with a spirit of excellence
•Agility – Delivery today, transform tomorrow
•Diversity – Open your hearts and minds
In pursuing our strategy and becoming a lifetime, trusted health partner, we intend to transform healthcare by taking a whole health approach and providing trusted and caring solutions, delivering quality products and services that give customers access to the care they need and removing barriers to health.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 45 million medical members through our affiliated health plans as of December 31, 2021. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to our subsidiary health plans and also unaffiliated health plans, including pharmacy benefit management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states and Puerto Rico as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. PBM services are offered through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs with regard to any product they are enrolled in with us. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnered with providers to lower cost and improve the quality of healthcare for our members, and we continue to develop new and innovative ways to effectively manage risk and engage our members. Further, we are expanding our financial arrangements with providers to include payment models that encourage value-based care. We believe focusing on quality of care rather than volume of care is the foundation for improving patient outcomes. Our value-based payment model supports patient-centered care by improving collaboration between providers and health partners and delivering to our patients the right care, at the right time, in the right place. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to capitalize on new opportunities to drive growth in our existing markets and expand into new markets in the future.
Impact on Our Results of Operations
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, including service coordination and case management for addressing complex and specialized healthcare needs, innovative product design and our ability to maintain or achieve improvement in our Centers for Medicare and Medicaid Services (“CMS”) Star ratings. CMS Star ratings affect Medicare Advantage plan reimbursements as well as our eligibility to earn quality-based bonus payments for those plans. See “Regulation” below in this “Business” section for additional information on our CMS Star ratings. For additional information on our networks and provider relations, product pricing and healthcare cost management programs, see “Pricing and Underwriting of Our Products,” “Networks and Provider Relations,” “Medical Management Programs,” “Care Management and Wellness Products and Programs” and “Healthcare Quality Initiatives” below in this “Business” section.
Advances in medical technology, increases in specialty drug costs, increases in hospital expenditures and other provider costs, the aging of the population, other demographic characteristics and the COVID-19 pandemic continue to contribute to rising healthcare costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. We believe our market position and high business retention rates will enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be a driver of our overall profitability.
The future results of our operations will also be impacted by certain external forces and resulting changes in our business model and strategy. Changes to our business environment will continue as elected officials at the national and state levels enact, and both elected officials and candidates for election propose, modifications to existing laws and regulations, including changes to taxes and fees. For additional discussion, see “Regulation” below in this “Business” section and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Our results of operations are also impacted by levels and mix of membership, which can change as a result of the quality and pricing of our health benefits products and services, an aging population, economic conditions, changes in unemployment, acquisitions, entry into new markets and expansions in or exits from existing markets. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
We continue to enhance interactions with customers, providers, brokers, agents, employees and other stakeholders through digital technology and improvements to internal operations. Our approach includes not only the sales and distribution of health benefits products through digital technology, but also implementing advanced capabilities that improve services benefiting customers, agents, brokers and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of healthcare through increased communications between patients and their physicians.

Through our participation in various federal government programs, we generated approximately 20.7%, 20.3% and 20.7% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2021, 2020 and 2019, respectively. These revenues are contained in our Government Business segment as described below. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S.
COVID-19
The COVID-19 pandemic continues to impact the global economy, cause market instability and uncertainty in the labor market and put pressure on the healthcare system, and it has impacted, and will likely continue to impact, our membership, our benefit expense and our member behavior, including how members access healthcare services. We continue to assist our customers, providers, members and communities in addressing the effects of the COVID-19 pandemic, including by providing expanded benefit coverage for COVID-19 diagnostic tests, treatment and vaccine administration and taking steps to increase vaccinations by enabling, educating and encouraging vaccine acceptance among our members as well as in the communities in which we operate.
COVID-19 care, testing and vaccine administration, and the impact of new COVID-19 variants, have resulted in increased medical costs for us in 2021. In 2021, our Medicaid membership continued to grow as a result of the temporary suspension of eligibility recertification in response to the COVID-19 pandemic, which we expect will remain suspended at least until the second quarter of 2022. Our Commercial fee-based membership decreased in 2021 due to in-group attrition likely attributable to the COVID-19 pandemic. See Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations - Business Trends - Medical Cost Trends” for a discussion of the impact of COVID-19 on our healthcare costs.
The COVID-19 pandemic continues to evolve and the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. For additional discussion regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Reportable Segments
We manage our operations by customer type through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations.
Our Commercial & Specialty Business segment offers plans and services to our Individual, Group risk-based, Group fee-based and BlueCard® members. The Commercial & Specialty Business segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as dental, vision, life, disability and supplemental health insurance benefits as described below.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services (“NGS”) and services provided to the federal government in connection with the FEHB business.
Our IngenioRx segment includes our PBM business. IngenioRx markets and offers PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities.
Our Other segment includes our Diversified Business Group, which is our health services business focused on lowering the cost and improving the quality of healthcare by enabling and creating new care delivery and payment models, with a special emphasis on serving those with complex and chronic conditions. This segment also includes certain eliminations and corporate expenses not allocated to our other reportable segments.
For additional information, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Membership
Our medical membership includes seven different customer types: Individual, Group risk-based, Group fee-based, BlueCard®, Medicare, Medicaid and FEHB. In addition, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, the FEHB program, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs. Further, IngenioRx was built to simplify pharmacy care and focus on the whole person, and we expect it will make it easier for our customers to achieve better health outcomes at a lower total cost of care.
We market our Individual, Medicare and certain Group products with a smaller employee base through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships. Products for Commercial customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual markets, we offer on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”) in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) and off-exchange products. Federal subsidies are available for certain members, subject to income and family size, who purchase Public Exchange products.
In 2021, we made the decision to modestly expand our participation in the Public Exchange market for 2022 after also expanding in 2021. As a result, for 2022 we are offering Individual Public Exchange products in 122 of the 143 rating regions in which we operate, in comparison to 103 of 143 rating regions in 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics.
Being a licensee of the BCBS association of companies, of which there were 34 independent primary licensees including us as of December 31, 2021, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®. BlueCard® host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan serviced by a non-Anthem controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, including claims pricing and administration, for which we receive administrative fees from the BlueCard® members’ home plan. Other administrative functions, including maintenance of enrollment information and customer services, are performed by the home plan. See “BCBSA Licenses” below in this “Business” section for additional information on our BCBSA licenses. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded business. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, Freedom Health, HealthSun, MMM, Optimum HealthCare and Simply Healthcare plans, as well as HealthLink and UniCare members.
For additional information describing each of our customer types and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Membership” included in Part II, Item 7 of this Annual Report on Form 10-K.

Product and Service Descriptions
Various forms of managed care products have been developed to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high-quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network physicians and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the healthcare system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services.
Commercial & Specialty Business
•Commercial Risk-Based Products. Our Commercial & Specialty Business offers a diversified mix of managed care risk-based products including: Preferred Provider Organization (“PPO”), Health Maintenance Organization (“HMO”), Consumer-Driven Health Plans (“CDHP”), Traditional Indemnity and Point-of-Service (“POS”) plans. PPO plans generally provide members the freedom to choose any healthcare provider, but require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. HMOs include comprehensive managed care benefits generally through a participating network of physicians, hospitals and other providers. CDHPs generally combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which may result in tax benefits to the employee and allow some or all of the dollars remaining in the personal care account at year-end to be rolled over to the next year for future healthcare needs. Traditional indemnity plans offer the member an option to select any healthcare provider for covered services, with coverage subject to deductibles and coinsurance and with member cost-sharing usually limited by out-of-pocket maximums. POS products blend the characteristics of HMO, PPO and indemnity plans. In general, POS plans allow members to choose to seek care from a provider within the plan’s network or outside the network, subject to, among other things, certain deductibles and coinsurance.
We also offer Individual risk-based products on and off the Public Exchange, covering essential health benefits (as defined in the ACA) along with many other requirements and cost-sharing features.
•Commercial Fee-Based Products. Our Commercial & Specialty Business provides a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. Fee-based health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also charge a premium to underwrite stop loss insurance for employers that maintain fee-based plans but want to limit their retained risk.
In addition, we perform certain administrative functions for BlueCard® host members, discussed under “Membership” above, including claims pricing and administration, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
•Specialty Products. We offer an array of products and services to both risk-based and fee-based customers in conjunction with our health plans as well as to unaffiliated healthcare plans that are not Anthem subsidiaries.
◦Dental. Our dental plans include networks in certain states in which we operate and are offered on both a risk-based and fee-based basis. Our members also have access to additional dental providers through our participation in the National Dental GRID, a national dental network developed by and for BCBS plans that offers in-network discounts across the country.
◦Vision. Our vision plans include networks within the states in which we operate and are offered on both a risk-based and fee-based basis.

◦Life. We offer an array of competitive individual and group term life insurance benefit products. The life insurance products include term life and accidental death and dismemberment.
◦Disability. We offer short-term and long-term disability and leave of absence products.
◦Supplemental Health. We offer supplemental health products, including accident, critical illness and hospital indemnity, which provide coverage for specific conditions or circumstances.
Government Business
•Medicare Plans. We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare Advantage, including Special Needs Plans (“SNPs”), dual-eligible programs through Medicare-Medicaid Plans (“MMPs”), Medicare Supplement plans and Medicare Part D Prescription Drug Plans (“Medicare Part D”).
Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of Commercial accounts, or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries.
•Medicaid Plans and Other State-Sponsored Programs. Our Medicaid business includes our managed care alternatives through public-funded healthcare programs, including Medicaid; Medicaid expansion programs; Temporary Assistance for Needy Families (“TANF”); programs for seniors and people with disabilities (“SPD”); Children’s Health Insurance Programs (“CHIP”); and specialty programs such as those focused on long-term services and support (“LTSS”), HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. As of December 31, 2021, we provide Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Puerto Rico, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.
•Federal Employees Health Benefits Program. FEHB members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.
•Medicare Administrative Operations. Through our NGS subsidiary, we serve as a fiscal intermediary, carrier and Medicare administrative contractor for the federal government by providing administrative services for the Medicare program, Parts A and B, which generally provides coverage for persons who are 65 or older and for persons who are under 65 and disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other healthcare facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.
IngenioRx
Our subsidiary IngenioRx markets and offers PBM services to our affiliated health plan customers throughout the country in both our Commercial & Specialty and our Government business segments, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes features such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities.
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
Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing, pricing, bid activity for government-sponsored programs, business consolidations, new strategic alliances, new competitors in the market, a proliferation of new products, technological advancements, the impact of legislative reform, increased quality awareness and price sensitivity among customers and changing market practices, such as increased usage of telehealth.
We believe that participants in the managed care industry compete for customers based on quality of service, price, access to provider networks, access to care management and wellness programs (including health information), innovation, effective use of digital technology, breadth and flexibility of products and benefits, expertise and reputation (including National Committee on Quality Assurance (“NCQA”) accreditation status as well as CMS Star ratings), brand recognition and financial stability. Our ability to attract and retain customers is substantially tied to our ability to distinguish ourselves from our competitors in these areas.
We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Typically, we are the largest participant in each of our BCBS branded markets and, thus, are closely-watched by other health benefits companies.
Product pricing remains competitive and we strive to price our health benefit products and design our Medicare and Medicaid bids consistent with anticipated underlying medical trends. We believe our pricing and bid strategy, based on predictive modeling, proprietary research and data-driven processes, has positioned us to benefit from the potential growth opportunities available through entry into new markets, expansions in existing markets and as a result of any future changes to the current regulatory scheme. We believe that our pricing and bid strategy, brand name and network quality will provide a strong foundation for membership growth opportunities in the future.
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

In addition, the PBM industry is highly competitive, and IngenioRx is subject to competition from national, regional and local PBMs, insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order pharmacies, web pharmacies and specialty pharmacies. Strong competition within the PBM industry has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings.
Pricing and Underwriting of Our Products
We price our products based on our assessment of current healthcare claim costs and emerging healthcare cost trends, combined with charges for administrative expenses, risk and profit. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our profitability goals and strategies.
Our revenue on Medicare policies is based on annual bids submitted to CMS. We base the Commercial and Medicaid premiums we charge and our Medicare bids on our estimates of future medical costs over the fixed contract period. In applying our pricing to each employer group and customer, we aim to maintain consistent, competitive and disciplined underwriting standards. We employ our proprietary accumulated actuarial and financial data to determine underwriting and pricing parameters for both our risk-based and fee-based businesses.
In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. For our risk-based business, any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience or charged against future favorable experience. In addition, our ACA and government risk-based contracts may include minimum medical loss ratio, risk adjustment, or risk corridor arrangements, which also stabilize premiums based upon claims experience.
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
 Our reimbursement strategies vary across markets and depend on the degree of consolidation and integration of physician groups and hospitals. Under a fee-for-service reimbursement methodology for physicians, fee schedules are developed at the state level based on an assessment of several factors and conditions, including the CMS resource-based relative value system (“RBRVS”), medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed, maintained, and updated by CMS and is used by the Medicare program and other major health plans. In addition, we have implemented and continue to expand physician incentive contracting, or “pay-for-performance,” which ties physician payment levels to performance on clinical measures.
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
Our provider engagement and contracting strategies have evolved to include several new value-based contracting arrangements that meet providers where they are in the movement from traditional fee-for-service to value-based care. These programs are designed to support Commercial, Medicare and Medicaid programs and the unique characteristics of these populations. Our value-based contracting programs are designed to reward our contracted providers for improving the overall quality of care they deliver by adhering to evidence-based medicine. In addition, these value-based contracts also share with the providers total cost of care savings that are achieved by adhering to evidence-based medicine over time. For providers who contract in one of our value-based programs, we work with them to share gaps in care information and other important data to assist them in managing the care of their patients. Often providers will also grant us access to data to support the efficient administration of program components. This data can allow us to more efficiently capture information regarding the risk of our membership and the overall adherence to evidence-based medicine, as well as information to more efficiently perform utilization management administration.
Seasonality
We experience seasonality in our Commercial & Specialty Business and Government Business segments. While our premium revenues are not seasonal, our benefit costs typically increase during the year as our risk-based members pay their annual deductibles and reach their out-of-pocket maximum limits. However, this seasonality may change in the future as the COVID-19 pandemic continues.
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
Care coordination:  A traditional medical management strategy we use is care coordination, which is based on nationally recognized criteria developed by third-party medical specialists. With inpatient care coordination, the requirements and intensity of services during a patient’s hospital stay are reviewed, at times by an onsite, skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting. In addition, continued stay cases are reviewed with physician medical directors to ensure appropriate utilization of medical services. We also coordinate care for outpatient services to help ensure that patients with chronic conditions who receive care from multiple physicians are able to manage the exchange of information between physicians and coordinate office visits to their physicians.

Case management:  We have implemented a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention and assistance to manage their healthcare needs. Case management identifies members who are likely to be re-admitted to the hospital through claims analysis using predictive modeling techniques, the use of health risk assessment data, utilization management reports and referrals from a physician or one of our other programs, such as the 24/7 NurseLine. Registered nurses, medical directors, behavioral health experts, pharmacists and other clinicians focus on these members and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home. Increasingly, we collaborate with our providers and key health partners within the member’s provider care team by providing actionable patient data insights, practice-coaching capabilities, technology and programs, and products that help our providers and health partners to successfully deliver the right care, at the right time, in the right place.
Precertification:  Precertification involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the services being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for selected medical services including surgeries, major diagnostic procedures, devices, drugs and other services to help members maximize benefits and avoid unnecessary charges or penalties.
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
Provider cost comparison tools: We offer web-based tools that allow our members to compare cost estimates, quality accreditation data and patient reviews for common services at contracted providers and cost estimates for facility, professional and ancillary services. Members can also estimate out-of-pocket costs based on a member’s own benefit coverage, deductible and out-of-pocket maximum. We continue to work on enhancing and evolving our tools to assist members in making informed and value-based healthcare decisions. In addition, we collaborate with an external independent vendor to support employers wanting to purchase a consumer engagement solution with certain additional functionality.
Anthem Health Guide: Anthem Health Guide is an educational resource that integrates the customer service experience with clinical and wellness coaching to provide easier navigation of healthcare services for our members. Anthem Health Guide provides members with education on benefit options and digital opportunities that fit member preferences, and makes recommendations for eligible clinical programs to ensure members are connected to the most appropriate care and clinical resources. By allowing members to connect with us using voice, click-to-chat, secure email and mobile technology, we enhance our ability to engage with our members.
Anthem Whole Health Connection: Anthem Whole Health Connection is included when our health benefits are combined with one or more of our pharmacy, dental, vision, life, disability, behavioral health or supplemental health coverage plans and connects medical, pharmacy, dental, vision, disability, behavioral health and supplemental health clinical and claims data to proactively identify health issues earlier and engage our members with their health providers in new ways to support health, lower costs and deliver a better healthcare experience.
Care Management and Wellness Products and Programs
We continue to expand our suite of integrated care management programs and tools and offer the following programs, among others, which are available to our members depending on the particular plan or product in which they participate, and have been designed to increase quality and reduce medical costs for our members:
Sydney Health is our digital engagement platform. Sydney Health gives our members access to personalized health and wellness resources; medical, pharmacy, dental, vision, life, and disability benefits details; as well as virtual care services, all in one place.
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
MyHealth Advantage utilizes integrated information systems and sophisticated data analytics to help our members improve their compliance with evidence-based care guidelines, providing personal care notes that alert members to potential gaps in care, enable more prudent healthcare choices and assist in the realization of member out-of-pocket cost savings. Key opportunities are also shared with physicians through Availity® at the time of membership eligibility verification. Availity® is an electronic data interchange system that allows for the exchange of health information among providers over a secure network.
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
Wellbeing Coach provides our members with an experienced health educator who provides counseling, tools, and support to transform unhealthy habits into positive ones, focusing on tobacco cessation or weight management.
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
Autism Spectrum Disorder Program is a specialized case management program staffed by a dedicated team of clinicians who have been trained on the unique challenges and needs of families with a member who has a diagnosis of autism spectrum disorder. These clinicians provide education, information on community resources to help with care and support, guidance on the appropriate usage of benefits and assistance in exploring effective treatments, such as medical services, that may help the member and their families.

Employee Assistance Programs provide 24/7 telephonic support for personal and crisis events and provide resources such as counseling and referral assistance with childcare, health and wellness, financial issues, legal issues, adoption and daily living.
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
Several quality healthcare measures, including the Healthcare Effectiveness Data and Information Set (“HEDIS®”), have been incorporated into NCQA’s accreditation processes. HEDIS® measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes, improving treatment for patients with heart disease, integration of behavioral health, and racial and ethnic stratification measurement to help close healthcare disparities.
Our health outcomes research subsidiary, HealthCore, Inc. (“HealthCore”), generates consistent and actionable evidence to support decision making while helping to guide fresh initiatives for a range of stakeholders in the healthcare industry. By leveraging a rich array of medical and pharmacy utilization data queried from administrative claims, patient surveys, medical charts and laboratory diagnostics, among other health records, HealthCore’s multi-disciplinary research teams develop a broad spectrum of safety, clinical research trials, effectiveness, pharmacoepidemiology and health economics evidence. HealthCore’s real world evidence and comparative effectiveness research, among other data, have played roles in the product planning and development campaigns of biotechnology and pharmaceutical companies and today it lists most of the leading biologics and drug manufacturers as clients or alliance partners.
Through our American Imaging Management, Inc. subsidiary, doing business as AIM Specialty Health (“AIM”), we promote appropriate, safe and affordable member care in the areas of imaging, sleep disorders, cardiac testing, oncology drugs and musculoskeletal procedures. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage provider communities and members in the more effective and efficient use of outpatient services and to promote the most appropriate use of clinical services to improve the quality of overall healthcare delivered to our members and members of other health plans that are covered under AIM’s programs.
Through our subsidiary myNEXUS, Inc. (“myNEXUS”), we perform management review for home health services provided to Medicare members, with the goal of ensuring they receive appropriate, high-quality care and supporting their transition back into the home. Effective management of these services can help reduce preventable hospital admissions and readmissions, thereby improving healthcare outcomes for patients. Additionally, myNEXUS has developed programs to address healthcare quality by identifying social determinants of health needs of our members and seeking to close gaps in care through an in-home assessment. Both AIM and myNEXUS programs are examples of how we facilitate improvements in the quality of care provided to our members and promote cost-effective medical care.
BCBSA Licenses
We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national association of independent Blue Cross and Blue Shield companies, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We currently have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products. However, if the terms of the subscriber settlement agreement and release (“Subscriber Settlement Agreement”) that was agreed to in 2020 by the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”), are approved, some large national employers with self-funded plans will have a right to request a second Blue plan bid in addition to the local Blue plan. We are required to pay an annual license fee to the BCBSA based on enrollment and also to comply with various requirements and restrictions regarding our operations and our use of the BCBS names and marks. These requirements and restrictions include, among other things: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the BCBS system in contracts with third parties and in public statements; plan governance requirements; cybersecurity requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to healthcare plans and related services within its service areas must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; governance requirements such as a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. In addition, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency or the appointment of a trustee or receiver or the commencement of any action against us seeking our dissolution could cause a termination of our license agreements.
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
COVID-19
Federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all lines of business, and introduce increased uncertainty around our cost structure. These actions, which are or have been in effect for various durations, provide, among other things:
•mandates to waive cost-sharing for COVID-19 testing (including over-the-counter testing in accordance with state and federal requirements such as California SB 510 and January 2022 federal requirements), treatment, vaccines and related services;
•reforms, including waiving Medicare originating site restrictions for qualified providers of telehealth services;
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
The Consolidated Appropriations Act
The Consolidated Appropriations Act of 2021, which was enacted in December 2020 (the “Appropriations Act”), contains a number of provisions that may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The health plan-related requirements of the Appropriations Act have varying effective dates beginning as early as December 2021, some of which have been extended since the enactment of the Appropriations Act.
Implementation of the Appropriations Act brings with it significant oversight responsibilities by health insurers that may result in increased governmental audits, increased assertions of False Claims Act violations, and an increased risk of other litigation. Federal regulatory agencies continue to issue regulations and guidance related to the Appropriations Act.
The American Rescue Plan Act
The American Rescue Plan Act of 2021 (the “Rescue Plan”), which was enacted in March 2021, contains several health-related provisions that have impacted our business, including expansion of premium tax credits for our Public Exchange business and full subsidization of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage for those who were involuntarily terminated or had their work hours reduced. The Rescue Plan’s premium tax provisions became effective in January 2021, while the COBRA premium subsidization was effective from April 2021 through September 2021.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (“RBC”) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2021, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Resources,” included in Part II, Item 7 of this Annual Report on Form 10-K.
Ongoing Requirements and Changes Stemming from the ACA
Since its enactment in 2010, the ACA has introduced new risks, regulatory challenges and uncertainties, and required changes in the way our products are designed, underwritten, priced, distributed and administered. The ACA has evolved and various legal challenges since its enactment introduced increased uncertainty to our business. In June 2021, the U.S. Supreme Court issued its opinion and dismissed the latest legal challenge to the constitutionality of the ACA, leaving the law intact. We expect that most of the ACA will remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum medical loss ratios (“MLRs”) and the geographies in which our products are available; however, federal regulatory agencies continue to modify regulations and guidance related to the ACA and our businesses more broadly. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS is also proposing changes to its program that audits data submitted under the risk adjustment programs in a way that would increase financial recoveries from plans. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
Certain significant provisions of the ACA include, among others:
•Prohibitions against lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits and pre-existing condition exclusions.
•Mandated coverage requirements and benefits associated with commercial health insurance.
•The creation of Public Exchanges for individuals and small group customers.
•Establishment of minimum MLR thresholds by line of business for the Commercial market (which may be subject to more restrictive MLR thresholds under state regulations, such as those in New York). Medicare Advantage or Medicare Part D prescription drug plans that do not meet the mandated threshold will have to pay a minimum MLR rebate, will be subject to restricted enrollment if MLR is below the threshold for three consecutive years, and are subject to contract termination if the plan’s MLR is below the threshold for five consecutive years. In addition, state Medicaid programs are required to set managed care capitation rates such that a minimum MLR is projected to be achieved; however, states are not required to collect remittances if the minimum MLR is not achieved.
Approximately 53.6% and 20.7% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2021. Approximately 54.8% and 20.2% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2020.

•The creation of an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star ratings system, which awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star ratings system can be modified by CMS annually. As of December 31, 2021, all of our Medicare Advantage plans have received a rating of 3.0 or higher.
•Federal review requirements for unreasonable premium rate increases for Individual and small group products, or where the state does not have an effective rate review system.
•The establishment of the non-deductible Health Insurance Provider Fee (“HIP Fee”), which was permanently eliminated effective January 1, 2021. For the year ended December 31, 2020, we recognized $1,570 as selling, general and administrative expense related to the HIP Fee.
•Implementation of a Medicare Advantage payment formula, which prevents reimbursement rates from increasing as much as otherwise would be expected.
In general, the Individual market risk pool that includes Public Exchange markets has become less healthy since its inception in 2014 and continues to exhibit risk volatility. In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position and cash flows. We make adjustments to our premium rates and participation footprint on an ongoing basis, based on our experience in Public Exchange markets to date, and continue to evaluate the performance of our Public Exchange plans. In 2021, we made the decision to modestly expand our participation in the Individual ACA-compliant market for 2022 after also expanding in 2021. As a result, for 2022 we are offering Individual ACA-compliant products in 122 of the 143 rating regions in which we operate, in comparison to 103 of 143 rating regions in 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics.
In a separate development, in August 2020, the Court of Appeals for the Federal Circuit affirmed the federal government’s unambiguous obligation to make unpaid cost sharing reduction (“CSR”) payments to qualified health plans, but held that a plan’s payments should be reduced by the amount of additional premium tax credits an issuer received as a result of the government’s termination of CSR payments. We recognized the net premium impact of the CSR recoveries for 2017 in the fourth quarter of 2021. We will continue to review and evaluate the impact of this litigation as any further developments or judicial rulings occur.
Drug Benefit and Pharmacy Benefit Manager Regulation
Pharmacy benefit managers are regulated at both the federal and state levels and must comply with federal and state statutes and regulations governing labeling, packaging, advertising and adulteration of prescription drugs, dispensing of controlled substances and licensing. In recent years the federal government has banned certain business practices, including “gag clauses,” which prohibited pharmacists from informing patients when a lower cost drug was available as a substitute, and “clawbacks,” which occurred when pharmacy benefit managers sought to recoup the difference between the reimbursed cost of the drug and the patient’s copay when the drug itself was less expensive than the copay paid by the patient. Regulation in the states varies dramatically and ranges from licensure of PBMs as third-party administrators, licensure specifically as a pharmacy benefit manager, and licensure accompanied by additional disclosures and limitations of business practices to varying degrees. The NAIC finalized a PBM model law that, if adopted widely, could result in a more standardized approach to PBM regulation in the states in the future. Additionally, in December 2020, the U.S. Supreme Court let stand an Arkansas law regulating PBMs, which could be a precursor to greater state regulation of PBMs in the future. In June 2021, the NAIC announced a proposed white paper addressing PBMs and examining the impact of this Supreme Court case on its model law, which could result in expansion of the NAIC model law and additional regulatory oversight, which could materially affect current industry practices and our PBM business.
A number of proposals are being considered at the federal and state levels that would increase regulation of drug benefits and pharmacy benefit managers. Such proposals under consideration include (1) regulation of rebates from drug manufacturers that would require rebate dollars to be applied at the point-of-sale, (2) federal policy changes to set the prices for a subset of drugs covered under the Medicare program, (3) reforms to the Medicare drug benefit, such as beneficiary cost-sharing changes that aim to lower consumer costs, (4) attempts at both the federal and state levels to prohibit the use of spread pricing contracts in both the Commercial and Medicaid markets, and (5) electronic prior authorizations of drugs. These reforms have the potential to have broad impacts on our PBM business and could materially adversely affect our business if they are enacted.
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
The Cybersecurity Information Sharing Act of 2015 encourages organizations to share cyber threat indicators with the federal government and, among other things, directed HHS to develop a set of voluntary cybersecurity best practices for organizations in the healthcare industry, which were issued in 2018.
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
Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices, such as state laws like the California Privacy Rights Act of 2020 that govern the use, disclosure and protection of member data and impose additional breach notification requirements. The NAIC is planning potential revisions to one or more of its privacy model acts, which could expand consumer privacy rights. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Complying with conflicting cybersecurity regulations and varying enforcement philosophies, which may differ from state to state, requires significant resources and may materially and adversely affect our ability to standardize our products and services across state lines.
Federal regulations have been finalized in the following areas that will materially impact our operations:
•Federal regulations on data interoperability that will require claims data to be made available to third parties unaffiliated with us; and
•Federal regulations requiring hospitals and health insurers to publish negotiated prices for services, including the health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury (the “Health Plan Transparency Rule”).

Beginning in July 2022, the Health Plan Transparency Rule will require us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we will be required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
Federal regulations were proposed that would have expanded the final regulation on data interoperability to require health insurers to build new application programming interfaces to afford patients access to their health information and require electronic prior authorizations for Commercial Qualified Health Plans in the federal exchange, as well as Medicaid and CHIP fee-for-service and managed care organizations. These regulations were withdrawn in early 2021 and are expected to materially impact our operations if re-proposed in substantially similar form.
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationships between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws, and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
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
International Regulation
We have various international subsidiaries, which provide back-office services, that are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating abroad, including but not limited to, the Foreign Corrupt Practices Act and corresponding foreign laws governing anti-bribery, anti-corruption and anti-money laundering.
Human Capital
At Anthem, it starts with our culture, and our associates are critical to fulfilling our purpose of improving the health of humanity. As of December 31, 2021, we had approximately 98,200 associates. We are working to build a high performance culture that enhances our ability to deliver on our commitments and guides us to address the challenges of today. We believe that our culture allows us to attract and retain talented and experienced individuals to support the communities we serve. Our associates actively participate through associate engagement surveys and online feedback tools. We leverage and monitor associate feedback and take action on responses.
Inclusion & Diversity
The diversity of our associates is central to achieving key strategies and improving performance. We strive to maintain a diverse and inclusive workforce comprised of a vast array of backgrounds, life experiences and cultures, which we believe enables a deeper connection with our members, allowing us to better serve our members and communities, and drives greater business results. As of December 31, 2021, our U.S. associate population was approximately 77% female and 47% racially and ethnically diverse.
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
Health & Wellbeing
We have the privilege of touching the lives of millions of people each day, and for us, this starts with the health of our own associates. To improve the health and wellbeing of our associates, we offer a comprehensive compensation package, including competitive salaries, a 401(k) plan and medical, dental, vision and disability coverage. In addition, we offer our associates wellness and behavioral programs and tools to help them get and stay healthy and more easily manage their work and personal lives. In 2021, we modified our workforce practices in response to the ongoing COVID-19 pandemic, developing a hybrid remote and in-office workplace strategy, which will be fully deployed as we reopen facilities. Until its full deployment, the majority of our associates continue to work remotely.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers and Chief Accounting Officer as of February 3, 2022.

Name	Age	Position
Gail K. Boudreaux	61	President and Chief Executive Officer
John E. Gallina	62	Executive Vice President and Chief Financial Officer
Peter D. Haytaian	52	Executive Vice President and President, Diversified Business Group and IngenioRx
Charles M. Kendrick, Jr.	56	Executive Vice President and President, Commercial and Specialty Business Division
Gloria M. McCarthy	69	Executive Vice President and Chief Administrative Officer
Felicia F. Norwood	62	Executive Vice President and President, Government Business Division
Blair W. Todt	54	Executive Vice President and Chief Legal Officer
Ronald W. Penczek	57	Chief Accounting Officer and Controller
Ms. Boudreaux has served as our President and Chief Executive Officer and a Director of the Company since November 2017. Prior to joining us, she served as Chief Executive Officer of GKB Global Health, LLC (healthcare consulting firm) from 2015 to November 2017. Prior thereto, Ms. Boudreaux was Executive Vice President of UnitedHealth Group Incorporated (diversified healthcare company) from 2008 to 2015, including roles as Chief Executive Officer of United HealthCare (managed healthcare company), a subsidiary of UnitedHealth Group Incorporated from 2011 to 2014 and President of the Commercial Business of United HealthCare from 2008 to 2011. Before joining United HealthCare, she worked at Health Care Services Corporation (“HCSC”) (health insurance company) as Executive Vice President of External Operations from 2005 to 2008 and President of Blue Cross and Blue Shield of Illinois from 2002 to 2005. Before joining HCSC, Ms. Boudreaux held various positions at Aetna, Inc. (“Aetna”) (managed healthcare company), including Senior Vice President, Group Insurance.
Mr. Gallina has served as our Executive Vice President and Chief Financial Officer since 2016. Mr. Gallina joined Anthem in 1994 and has held a variety of leadership roles across the organization. Prior to his current role, Mr. Gallina served as Anthem’s Chief Financial Officer for the Commercial and Specialty Business Division from 2015 to 2016, and as Senior Vice President and Chief Accounting Officer from 2013 to 2015. Other leadership positions held during his tenure include

Senior Vice President, Chief Accounting Officer and Chief Risk Officer from 2011 to 2013, while also holding the title of Controller from 2011 to 2013. Before joining the Company, Mr. Gallina spent 12 years with Coopers & Lybrand in various positions, including as an Audit Senior Manager.
Mr. Haytaian has served as our Executive Vice President and President of our Diversified Business Group and IngenioRx since October 2021. Prior to his current role, Mr. Haytaian served as Executive Vice President and President of our Commercial and Specialty Business Division beginning in April 2018. From June 2014 until April 2018, Mr. Haytaian served as our Executive Vice President and President of the Government Business Division. Mr. Haytaian joined the Company in 2012 with our acquisition of Amerigroup Corporation (“Amerigroup”) and served as President of our Medicaid business from 2013 until 2014. From 2005 to 2013, Mr. Haytaian held several leadership positions with Amerigroup, including serving as Chief Executive Officer of the North Region for Amerigroup’s Medicaid business from 2012 until 2013. Mr. Haytaian has extensive experience leading Medicare and Medicaid programs with Amerigroup and, prior thereto, with Oxford Health Plans, Inc.
Mr. Kendrick has served as Executive Vice President and President of our Commercial and Specialty Business Division since October 2021. From January 2021 until October 2021, Mr. Kendrick served as President of our Commercial Business West Markets (California, Colorado, Indiana, Kentucky, Missouri, Nevada, Ohio and Wisconsin). Mr. Kendrick joined us in 1995, and has held numerous leadership roles across the organization, including serving as President, Anthem National Accounts/Central Markets from 2015 until January 2021 and President of National Accounts and General Manager for Anthem Blue Cross and Blue Shield of Georgia from 2010 until 2015.
Ms. McCarthy has served as our Executive Vice President and Chief Administrative Officer since 2013. She was Executive Vice President of Enterprise Execution and Efficiency from 2012 to 2013. Prior to that appointment, she served as Senior Vice President for Operational Excellence from 2008 to 2012, as Senior Vice President of Service Operations from 2006 to 2008 and as Senior Vice President and Chief Operating Officer of our East Region from 2005 to 2006. Prior to our acquisition of WellChoice, Inc. (“WellChoice”) in 2005, Ms. McCarthy served as Executive Vice President and Chief Operating Officer of WellChoice.
Ms. Norwood has served as our Executive Vice President and President of the Government Business Division since June 2018. Prior to joining us, she was Director of The Department of Healthcare and Family Services for the State of Illinois from 2015 to June 2018. Prior to that appointment, Ms. Norwood served as President of the Mid-America Region for Aetna from 2010 until 2013.
Mr. Todt has served as our Executive Vice President and Chief Legal Officer since November 2020 and our interim head of human resources and global security and safety team since January 2022. Prior to joining us, Mr. Todt served as Senior Vice President, Legal, Compliance & Business Performance and Chief Legal Officer of HCSC from 2016 to July 2020. Prior to joining HCSC, Mr. Todt held a variety of leadership roles at WellCare Health Plans, Inc. (health insurance company), with his most recent role as Senior Vice President, Chief Legal and Administrative Officer and Secretary from 2010 until 2016.
Mr. Penczek has served as our Controller since November 2015 and as our Chief Accounting Officer since December 2015. He served as our Vice President and Controller from 2013 to 2015. Prior to that appointment, Mr. Penczek served as Vice President and Assistant Controller from 2008 to 2013 and in various other roles in our finance department from 2006 until 2008. Before joining us in 2005, Mr. Penczek was a Staff Vice President with CNA Insurance from 2000 to 2005 and had various positions with PricewaterhouseCoopers LLP from 1992 to 2000, including as a Manager.
Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers at www.sec.gov. Our website is www.antheminc.com. We have included our website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our website our Corporate Governance Guidelines, our Code of Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”). Anthem, Inc. is an Indiana corporation incorporated on July 17, 2001.
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
The COVID-19 pandemic continues to evolve, and the impact of COVID-19, and the actions taken to contain its spread or address its impact, have adversely impacted our business and could have a material adverse effect on our operations and financial results in the future. The extent of this impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, duration and spread of the outbreak, its severity, the emergence of variants of the virus which could be more contagious, more severe or less responsive to treatment or vaccines, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, including widespread availability of vaccines, the exercise of emergency powers by governments, and how quickly and to what extent normal economic and operating conditions can resume. Factors that could negatively impact our ability to operate successfully, or that could otherwise materially adversely impact and disrupt our business, cash flows, financial condition and results of operations include, but are not limited to, the following:
•Continued increases in healthcare costs due to higher utilization rates of medical facilities and services, medical expenses and other increases in associated hospital and pharmaceutical costs, as well as COVID-19 related testing, treatment, and the administration of vaccines and other therapeutics. We continue to offer our members expanded benefit coverage, such as providing coverage for COVID-19 testing (including over-the-counter testing in accordance with state and federal requirements) and vaccine administration, and governmental action has required, and may continue to require, us to provide additional coverage. In addition, we may experience an increase in medical care costs as people seek care that was deferred during the pandemic, or during periods of increased infection, and individuals with chronic conditions may require additional care resulting from missed treatments.
•Decreased predictability of Medicare and Medicaid rates due to changes in utilization of medical facilities and services, medical expenses and other costs as a result of the impact of COVID-19. We experienced rate adjustments from certain state Medicaid regulators in 2021 in response to decreased utilization of medical facilities and services, and we may experience further adjustments in the future with regard to current and prior year rates.
•Increased estimation uncertainty on our claims liability due to the impact of COVID-19 on healthcare utilization and medical claims submission.
•A reduction in enrollment in our health benefits, products and services or a continued change in membership mix to less profitable lines of business as a result of reductions in workforce by existing customers and other impacts of an economic downturn.
•Cash flow volatility or shortfalls caused by an increase in delayed, delinquent or non-collectable payments from customers and government payers.
•Reductions in our operating effectiveness as our employees continue to work from home or otherwise are impacted by COVID-19. The majority of our workforce continues to work remotely, which may exacerbate certain risks to our business, including increased risk of cybersecurity attacks, phishing and unauthorized dissemination of sensitive, proprietary or confidential information.

•Disruptions in our normal business operations due to disruptions in public and private infrastructure, including communications, financial services and supply chains.
•Loss of functionality due to the disruption of services provided to us by third-party vendors, including due to financial, staffing or supply chain difficulties.
•Disruption and volatility in the financial markets, which may cause a decrease in the value of our investments, increased cost of capital or a downgrade in our credit ratings.
If we fail to appropriately predict, price for and manage healthcare costs, the profitability of our products and services could decline, which could materially adversely affect our business, cash flows, financial condition and results of operations.
Our profitability depends in large part on accurately predicting and pricing healthcare costs and on our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the number of individual services rendered, the cost of each service and the type of service rendered. Numerous factors affecting the cost of healthcare may adversely affect our ability to predict and manage healthcare costs, as well as our business, cash flows, financial condition and results of operations. These factors include, among others, changes in healthcare practices, demographic characteristics including the aging population, medical cost inflation, the introduction of new technologies, drugs and treatments, increased cost of individual services, increases in the cost and number of prescription drugs, clusters of high cost cases, increased use of services, including due to natural catastrophes or other large-scale medical emergencies, epidemics or pandemics such as COVID-19, new treatment guidelines, new mandated benefits (such as the expansion of essential benefits coverage) and changes to other regulations impacting our business.
Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of premium revenues can result in significant changes in our results of operations. Generally, our premiums on Commercial policies and Medicaid contracts are fixed for a 12-month period and may be determined based on data from several months prior to the commencement of the premium period. Our revenue on Medicare policies is based on bids submitted to CMS six months prior to the start of the contract year. Accordingly, the costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. Existing Medicaid contract rates are often established by the applicable state, and our actual costs may exceed those rates. Although we base our Commercial premiums, our Medicare and Medicaid bids, and our acceptance of state-established Medicaid rates on our estimates of future medical costs over the fixed contract period, many factors, including those discussed above, may cause actual costs to exceed those estimated and reflected in premiums and bids.
Although federal and state premium and risk adjustment mechanisms could help offset health benefit costs in excess of our projections if our assumptions utilized in setting our premium rates are significantly different than actual results, our results of operations and financial condition could still be adversely affected. The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
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
In addition, based on our experience in Public Exchange markets to date, we have made adjustments to our premium rates and geographic participation (including our modest expansion in the Public Exchange markets in 2022), and we will continue to evaluate the performance of our Public Exchange plans, the future viability of the Public Exchanges and availability of federal subsidies, and may make further adjustments to our rates and participation going forward. These factors may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
A significant reduction in the enrollment in our health benefits programs or PBM products or services, particularly in states where we have large regional concentrations, could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits programs or PBM products or services could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; a general economic upturn that results in fewer individuals being eligible for Medicaid programs; the end of the temporary suspension of eligibility recertification for Medicaid recipients in response to the COVID-19 pandemic, which will likely result in a reduction in our Medicaid membership; a general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on Public Exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
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
A cyber-attack or other privacy or data security incident could result in an unauthorized disclosure of sensitive or confidential information, cause a loss of data, disrupt our operations, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations.
As part of our normal operations, we collect, process, retain and transmit large amounts of sensitive and confidential information, including, among other information, corporate strategy, customer and employee information. Some of the data we process, store and transmit is outside of the U.S. We are subject to a variety of continuously evolving federal, state and international laws and rules regarding the use and disclosure of certain sensitive or confidential information, including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act and numerous state laws governing personal information. Our facilities and systems, and those of our third-party service providers, are regularly the target of, and may be vulnerable to, cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, negligent or wrongful conduct by employees or others with permitted access to our systems and information or other threats.
We have been, and may in the future be, subject to litigation and governmental investigations related to cyber-attacks and security breaches, which could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities.
We cannot ensure that we will be able to identify, prevent or contain the effects of cyber-attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. We have security technologies, processes and procedures in place to protect against cybersecurity risks and security breaches. However, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable, disrupt or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures. Viruses, worms or other malicious software programs may be used to attack our systems or otherwise exploit any security vulnerabilities, and such security attacks may cause system disruptions or shutdowns, or may cause personal information or proprietary or confidential information to be disclosed, misappropriated or compromised. This risk is heightened due to the increased number of our employees working from home. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access remain a priority for us.
Noncompliance with any privacy or security laws and regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
There are various risks associated with participating in Medicare and Medicaid programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed healthcare services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, Medicaid expansion programs and various specialty programs, products and services. We also provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members through our affiliated companies, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We also participate in programs in several states for the care of dual-eligible members. Regulatory reform initiatives or changes in existing laws or regulations applicable to these programs, or their interpretations, are difficult to predict and could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Other potential risks associated with Medicare Advantage and Medicare Part D plans include increased medical or pharmaceutical costs, data corrections identified as a result of ongoing auditing and monitoring activities, potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members and limited enrollment periods. Actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations. Finally, there is the possibility that the Medicare Advantage program could be significantly impacted by future legislation.
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, risk adjustment, provider network and directory maintenance, quality measures, claims payment, timely and accurate processing of appeals and grievances, oversight of service providers, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. We have been subject in the past, and may again be in the future, to administrative actions, fines, penalties, liquidated damages or retrospective adjustments in payments made to our health plans as a result of a failure to comply with those requirements, which has impacted and in the future could impact our profitability. Due to decreased utilization of medical facilities and services as a result of the COVID-19 pandemic, we experienced retroactive rate adjustments by certain state Medicaid agencies, and rate adjustments may continue in the future. As members have accessed care during the COVID-19 pandemic, we have experienced increased difficulty obtaining provider information required by CMS and state governmental agencies and, as a result, may have difficulty meeting these quality measures. In addition, we could be required to file a corrective plan of action with additional penalties for noncompliance, which could have a negative impact on future membership enrollment levels. Further, our existing CMS or state Medicaid contracts have not always been renewed, we have not always been awarded new contracts as a result of the competitive procurement process, and in some cases we have lost members under existing contracts as a result of a post-award challenge by unsuccessful bidders, each of which could take place again in the future and have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
In addition, our failure to comply with federal and state healthcare laws and regulations applicable to our participation in Medicaid and Medicare programs, including those directed at preventing fraud, abuse and discrimination, could result in investigations, litigation, fines, restrictions on, or exclusions from, program participation, or the imposition of corporate integrity agreements or other agreements with a federal or state governmental agency, any of which could adversely impact our business, cash flows, financial condition and results of operations.
We are periodically subject to government audits, including CMS Risk Adjustment Data Validation (“RADV”) audits of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”), as well as state Medicaid RAC programs. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
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
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and supply chain partners and other healthcare providers. Healthcare providers may elect not to contract with us, and the failure to secure or maintain cost-effective healthcare provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among healthcare providers, ACO practice management companies, and other organizational structures that physicians, hospitals and other care providers choose, as well as the ability of larger employers to contract directly with providers, may change the way that these providers interact with us and change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and services and estimate our costs and may require us to incur costs to change our operations, which could adversely affect our business, cash flows, financial condition and results of operations. In addition, price transparency initiatives, such as the Health Plan Transparency Rule, may impact our ability to obtain or maintain favorable contract terms.
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
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements. For example, a couple of vendors provide us with a wide range of technology infrastructure services, including end user (help desk and field support), data center, mainframe, storage and database services, certain cloud infrastructure and multi-cloud management services, and we are subject to the risks of any operational failure, termination or other restraints in these arrangements. We could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.
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
The failure to effectively maintain and upgrade our information systems, or the availability and integrity of our data, could adversely affect our business.
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
Failure to adequately implement and maintain effective and efficient information systems with sufficiently advanced technological capabilities, or failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in investigations, audits, fines and penalties, competitive and cost disadvantages to us compared to our competitors and a diversion of management’s time and could have a material adverse effect on our business, financial condition and results of operations. The volume of health care data generated and the uses of this data, including electronic health records, are rapidly expanding. Our ability to develop, implement, price and support new and existing products and services depends on the integrity of this data. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain our information systems and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership.
Large-scale medical emergencies, natural disasters, war, terrorism, political events, civil unrest and global climate change may have a material adverse effect on our business, cash flows, financial condition and results of operations.
Natural disasters, war, terrorism, political events, civil unrest, global climate change and other similar occurrences could create large-scale medical emergencies or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations. Large-scale medical emergencies can take many forms and can cause widespread illness and death and have other far-reaching impact. For example, the ongoing COVID-19 global pandemic has caused illness, deaths, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, inflation, labor shortages, supply chain interruptions and overall economic and financial market instability. In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons, and natural disasters such as hurricanes and the potential for a widespread pandemic of influenza or other illness coupled with the lack of availability of appropriate preventative medicines could have a significant impact on the health of the population of widespread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters or civil unrest in our concentrated coverage areas or an epidemic or pandemic such as the ongoing COVID-19 pandemic, our covered medical expenses could rise, our operations could be interrupted and we could experience a material adverse effect on our business, cash flows, financial condition and results of operations or, in the event of extreme circumstances, our viability could be threatened. Furthermore, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, and may have a long-term effect on general economic conditions and the healthcare or pharmacy industry in particular, which could adversely affect our business and financial results. For additional information, see the risk factor above describing the impact of the COVID-19 pandemic on our business, cash flows, financial condition and results of operations.
LEGAL, REGULATORY AND PUBLIC POLICY RISKS
We are subject to significant government regulation, and changes or proposed changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations and the market price of our securities.
We are subject to significant state and federal regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters, as described in greater detail in Part I, Item 1 “Business—Regulation” in this Annual Report on Form 10-K. Further, the integration into our business of entities that we acquire, or the expansion of our business into new businesses or jurisdictions, may affect the way in which existing laws and rules apply to us, including by subjecting us to laws and rules that did not previously apply to us.
New or changed laws, rules, regulations or judicial interpretation, application or enforcement thereof could force us to change how we conduct our business, affect the products and services we offer (and where we offer them), restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals and implement changes in premium rates and require enhancements to our compliance infrastructure and internal controls environment, which could adversely impact our business and results of operations. In addition, legislative and/or regulatory policies or proposals that seek to manage the healthcare industry or otherwise impact our business may cause the market price of our securities to decrease, even if such policies or proposals never become effective. In particular, further regulations and modifications to the ACA could impact the market for our products, federal government funding for various ACA programs, the regulations applicable to us and the fees and taxes payable by us and otherwise affect our business and future operations, some of which may adversely affect our financial condition and results of operations.

We are required to obtain and maintain insurance and other regulatory approvals to market certain of our products and services, to increase prices for certain regulated products and services and to consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities, could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. For example, requirements in the Health Plan Transparency Rule and the Appropriations Act including the price comparison tool and other requirements have the potential to increase healthcare costs and our operating costs in order to comply, and also may impact provider negotiations and market pricing. In addition, changes in government regulations or policies that apply to government-sponsored programs such as Medicare and Medicaid including, among other things, reimbursement levels, eligibility and recertification requirements, benefit coverage requirements and additional governmental participation, could also adversely affect our business, cash flows, financial condition and results of operations. The annual recertification process for Medicaid recipients has been temporarily suspended in response to the COVID-19 pandemic, and the end of this suspension will likely result in a reduction in our Medicaid membership. In addition, where states allow certain programs to expire or have not opted for Medicaid expansion under the ACA, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations significantly reduce Medicaid enrollment, our Medicaid business will be negatively impacted.
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
We expect state legislatures will continue to focus on healthcare delivery and financing issues, including actions to reduce or limit increases to premium payments, provider billing protections, greater access to care and broader reforms of health insurance markets. State ballot initiatives can also be put to voters that could materially impair our operating environment and have a material adverse impact on our business, cash flows, operations or financial condition.
Additionally, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA and other laws and could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. There have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, permit greater state regulation of our operations, and expand the scope of damages, including punitive damages, litigants could be awarded.
We are subject to various risks associated with our international operations.
As we expand and operate our business outside of the U.S., we are presented with different challenges, including challenges in adapting to new markets, languages, business, labor and cultural practices and regulatory environments. Adapting to these challenges could require us to devote significant senior management attention and other resources. If we are unable to successfully manage our international operations, our business, cash flows, financial condition and results of operations could be adversely affected. In the future, we may acquire or operate new businesses outside of the U.S., increasing our exposure to these risks.
Our subsidiaries that operate internationally are also subject to regulation in the jurisdictions where they are organized or conduct business, including regulations related to, among other things, local and cross-border taxation, intellectual property, investment, management control, labor, anti-fraud, anti-corruption and privacy and data protection, which vary by jurisdiction. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm.

We face risks related to litigation.
We are, and may in the future be, a party to a variety of legal actions that may affect our business, such as administrative charges before government agencies, employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of health benefits; federal and state false claims act laws; dispensing of drugs associated with our PBM business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; fee-based business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
We are also involved in, or may in the future be party to, pending or threatened litigation incidental to the business we transact or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets. From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges relating to the award of government contracts. These investigations, audits and reviews include routine and special investigations by various state insurance departments, federal regulators including CMS and the HHS Office of Inspector General, state attorneys general, the Department of Justice and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic (including injunctive relief), treble or punitive damages may be sought. In addition, we operate in international jurisdictions where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the U.S., and therefore subject to dispute by government authorities or others. Although we maintain insurance coverage for some of these potential liabilities, some liabilities and damages may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. Any adverse judgment against us resulting in such damage awards could result in negative publicity and have an adverse effect on our cash flows, results of operations and financial condition.
There are various risks associated with providing healthcare services.
The direct provision of healthcare services by certain of our subsidiaries involves risks of additional litigation brought against us or our associates for alleged malpractice or professional liability claims arising out of treatment decisions or the delivery of healthcare and related services. In addition, liability may arise from maintaining healthcare premises that serve the public. The defense of any actions may result in significant expenses, and if we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our business, cash flows, financial condition and results of operations.
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
Our PBM services business and related operations are subject to risks and uncertainties that are in addition to those we face in our core healthcare business.
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
Our PBM services business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of internet and mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a PBM services business. In addition, the practice of pharmacy is subject to federal and state laws and regulations, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the U.S. Food and Drug Administration. Also, we and our third-party vendors are subject to registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with applicable laws and regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.
Federal and state legislatures and regulators also regularly consider new laws and regulations and changes to existing policies for the industry that could materially affect current industry practices and our business, including the Rebate Rule released in November 2020 by HHS related to drug manufacturer rebates, spread pricing contract arrangements and the pricing of pharmaceuticals, and the Appropriations Act. Other potential new regulations include those regarding rebates, fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, pharmacy network reimbursement methodologies and PBM reporting requirements, along with state regulations that may result from the June 2021 NAIC proposed white paper addressing PBMs.
We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, and failure to comply with those requirements could result in a termination of the license agreements. The license agreements may be modified by the BCBSA, which could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2021, we provided services to approximately 32 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of either license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees of approximately 32 million as of December 31, 2021, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations. For more information on the BCBSA license agreements, including requirements, restrictions and termination events set forth in these license agreements, see Part I, Item 1, “Business — BCBSA Licenses” of this Annual Report on Form 10-K.
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
The insurance holding company systems acts and certain health statutes of the states in which our insurance company or HMO subsidiaries are regulated restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Further, the Indiana Business Corporation Law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.
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
The health benefits industry is subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives and debate around existing or proposed legislation. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by limiting our ability to market or provide our products and services, requiring us to change our products and services, or increasing the regulatory oversight under which we operate. In addition, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Negative public perception or publicity of the health benefits industry in general, the BCBSA, other BCBSA licensees, or us or our key vendors could adversely affect our business, cash flows, financial condition and results of operations.
STRATEGIC RISKS
We face competition in many of our markets, and if we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to compete and grow may be adversely affected.
As a health benefits company, we operate in a highly competitive environment and in an industry that is subject to significant changes from and competition due to legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices, technological advancements and changing market practices such as increasing usage of telehealth. We also will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants in the public exchanges and in our other lines of business. These factors have produced and will likely continue to produce significant pressures on our profitability and membership. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly have the ability to contract directly with providers. This creates unique market pressures, and in order to compete effectively in the consumer-driven marketplace, we will be required to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.
In addition, the PBM industry is highly competitive, and IngenioRx is subject to competition from national, regional and local PBMs, other insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order and web pharmacies, discount cards and specialty pharmacies. Strong competition within the PBM business has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings. Our inability to maintain positive trends, contract on favorable terms with pharmaceutical manufacturers for, among other things, rebates, discounts and administrative fees or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms such as the regulation recently issued by HHS related to rebates, and the Appropriations Act, which requires reporting of plan spending, the cost of plan pharmacy benefits, enrollee premiums and any manufacturer rebates received by the plan or issuer, may adversely affect our competitive position, cash flows, financial condition and results of operations.
In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our specialty products, such as dental, vision and other supplemental products, expansion of products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products and services from our competitors, our ability to profitably grow our business could be adversely affected.
We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our healthcare products, particularly with respect to individuals, seniors and certain group customers. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address legislative changes, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors for these services or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.
For additional information, see “Business — Competition,” in Part I, Item 1 of this Annual Report on Form 10-K.

We have built a significant portion of our current business through mergers and acquisitions, joint ventures, strategic alliances and investments, and we expect to pursue such opportunities in the future.
The following are some of the risks associated with mergers, acquisitions, divestitures, joint ventures and strategic alliances and investments, referred to collectively as business combinations, that could have a material adverse effect on our business, cash flows, financial condition and results of operations:
•some business combinations may not achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects or other anticipated benefits;
•we may assume liabilities that were not disclosed to us or which were underestimated, and which could lead to legal challenges, investigations and enforcement actions;
•we may experience difficulties in integrating business combinations, including into our internal control environment and culture, be unable to integrate business combinations successfully or as quickly as expected and be unable to realize anticipated economic, operational and other benefits in a timely manner or at all;
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
•we may experience disputes with our partners in our strategic alliances, investments and joint ventures, which could result in litigation or a loss of business; and
•future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to a risk that our BCBSA license agreements may be terminated.
We face intense competition to attract and retain employees. Further, managing key executive transition, succession and retention is critical to our success.
Our success depends on our ability to attract and retain qualified employees and to integrate employees who have joined us through acquisitions. We face intense competition for qualified employees, and we may be unable to attract and retain such employees or competition among potential employers may result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We would be adversely affected if we fail to adequately plan for the succession of our President and Chief Executive Officer and other key executives. While we have succession plans in place for members of our senior management, and employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract, transition and retain suitable successors.
FINANCIAL RISKS
As a holding company, we are dependent on dividends from our subsidiaries, which are necessary to pay our outstanding indebtedness. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.
As a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries. Our regulated subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Furthermore, among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In most states, we are required to seek approval by state regulatory authorities before we transfer money or pay dividends from our regulated subsidiaries exceeding specified amounts. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares, pay dividends to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
Most of our regulated subsidiaries are subject to RBC standards or other forms of minimum capital requirements that require them to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain these minimum standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. In addition, as discussed in more detail above, we are a party to license agreements with the BCBSA which contain additional minimum capital and liquidity requirements. Changes to existing RBC standards or minimum capital requirements could further restrict our or our regulated subsidiaries’ ability to pay dividends and adversely affect our business.
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
We have substantial indebtedness outstanding and may incur additional indebtedness in the future, which could adversely affect our ability to pursue desirable business opportunities and to react to changes in the economy or our industry and exposes us to interest rate risk to the extent of our variable rate indebtedness.
Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate to meet scheduled debt service obligations or may not be available on commercially reasonable terms.
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
Claims-paying ability, financial strength and debt ratings by nationally recognized statistical rating organizations are important factors in establishing the competitive position of insurance and health benefits companies. We believe our strong credit ratings are an important factor in marketing our products to customers. In addition, if our credit ratings are downgraded or placed under review, our business, cash flows, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future.
The value of our intangible assets may become impaired.
As of December 31, 2021, we had $35 billion of goodwill and other intangible assets, representing 36% of our total consolidated assets. In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets for potential impairment, using assumptions and judgments regarding the estimated fair value of our reporting units. Estimated fair values might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

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
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets such as those experienced in connection with the ongoing COVID-19 pandemic, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. Declines in the fair value of our investments may occur and material impairments may be charged to income in future periods, resulting in recognized losses.
GENERAL RISKS
Changes in tax laws and regulations, or challenges to our tax positions, could have a material adverse effect on our business, cash flow, financial condition and results of operations. In addition, we may not be able to realize the value of our deferred tax assets.
We have operations in the U.S and internationally. As a result, we are subject to the tax laws of several jurisdictions. From time to time, proposals are made in the U.S. and other jurisdictions that could adversely affect our tax positions, effective tax rate or tax payments. Changes in tax laws and regulations, including a potential increase in U.S. or international corporate tax rates or changes in the deductibility of expenses, or changes in the interpretation of tax laws and regulations by governmental authorities, could have a material impact on the future value of our deferred tax assets and deferred tax liabilities, could result in significant one-time charges in the current or future taxable years and could increase our future tax expense. In addition, we are regularly audited by federal U.S. and other tax authorities. Although we believe our tax positions comply with applicable tax law, the final determination of audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income provisions and accruals. These changes could have a material adverse effect on our business, cash flow, financial condition and results of operations.
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
•failure of our prevention and control systems related to employee compliance with internal policies, including data security and data privacy;
•provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers;
•failure to protect our proprietary information and other sensitive data; and
•failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA, in each state where Amerigroup conducts business and in certain other states and countries where our other subsidiaries operate. A majority of these locations are also leased properties. Our facilities support our various business segments. We modified certain of our workforce practices in 2020 in response to the COVID-19 pandemic, including having the majority of our workforce work remotely. In the third quarter of 2020, our management introduced enterprise-wide initiatives to streamline our operations and optimize our business, including a reduction of our office space footprint. In the fourth quarter of 2021, we identified additional reductions of office space. We believe that our properties are adequate and suitable for our business as presently conducted; however, we are continuing to evaluate our real estate strategy as it relates to the impact of the COVID-19 pandemic and the changing needs of a more hybrid remote and in-office workforce.

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
Holders
As of February 3, 2022, there were 53,071 shareholders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2021 to October 31, 2021	338,170	$392.65	337,300	$4,582
November 1, 2021 to November 30, 2021	335,984	426.02	334,722	4,439
December 1, 2021 to December 31, 2021	580,970	428.08	578,005	4,192
	1,255,124		1,250,027

1Total number of shares purchased includes 5,097 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2021, we repurchased 5,115,180 shares at an aggregate cost of $1,900 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2016 through December 31, 2021, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2016 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
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

	December 31,
	2016	2017	2018	2019	2020	2021
Anthem, Inc.	$100	$159	$187	$218	$235	$343
S&P 500 Index	100	122	116	153	181	233
S&P Managed Health Care Index	100	144	160	192	222	314

Based upon an initial investment of $100 on December 31, 2016 with dividends reinvested.
ITEM 6. [RESERVED]

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
This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. A detailed discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 45 million medical members through our affiliated health plans as of December 31, 2021. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. We offer pharmacy benefits management (“PBM”) services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
We manage our operations by customer types through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
Our results of operations discussed throughout this MD&A are determined in accordance with generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. Operating margin is calculated as operating gain divided by operating revenue. Our definition of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or fully-diluted earnings per share (“EPS”) prepared in accordance with GAAP. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our operating revenue consists of premiums, product revenue, and administrative fees and other revenue. Premium revenue is generated from risk-based contracts where we indemnify our policyholders against costs for covered health and life insurance benefits. Product revenue represents services performed by IngenioRx for unaffiliated PBM customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and administrative fees. Unaffiliated PBM customers include our fee-based groups that contract with IngenioRx for PBM services and external customers outside of the health plans we own. Administrative fees and other revenue come from fees from our fee-based customers for the processing of transactions or network discount savings realized, revenues from our Medicare processing business and revenues from other health-related businesses, including care management programs and miscellaneous other income.
Our benefit expense primarily includes costs of care for health services consumed by our risk-based members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products and services through our managed care plans, our aggregate cost of care can fluctuate based on a change in the overall mix of these products and services. Our managed care plans include: Preferred Provider Organizations; Health Maintenance Organizations; Point-of-Service plans; traditional indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products.
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
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, innovative product design and our ability to maintain or achieve improvement in our Centers for Medicare and Medicaid Services Star ratings. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market-driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, the impact of epidemics and pandemics, as well as advances in medical technology, may impose further risks to our ability to profitably underwrite our business and may have a material adverse impact on our results of operations.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as provide us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. In 2019, we began using our subsidiary IngenioRx to market and offer PBM services, and we expect IngenioRx to continue to improve our ability to integrate pharmacy benefits within our medical and specialty platform. In 2021, we continued growing our government-sponsored business through organic growth and the acquisition of MMM Holdings, LLC (“MMM”). In all other markets, we intend to maintain our position by delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
For additional information about our business and reportable segments, see Part I, Item 1, “Business” and Note 20, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
COVID-19
The COVID-19 pandemic continues to impact the global economy, cause market instability and uncertainty in the labor market and put pressure on the healthcare system, and it has impacted, and will likely continue to impact, our membership, our benefit expense and our member behavior, including how members access healthcare services. We continue to assist our customers, providers, members and communities in addressing the effects of the COVID-19 pandemic, including by providing expanded benefit coverage for COVID-19 diagnostic tests, treatment and vaccine administration and taking steps to increase vaccinations by enabling, educating and encouraging vaccine acceptance among our members as well as in the communities in which we operate.
COVID-19 care, testing and vaccine administration, and the impact of new COVID-19 variants, have resulted in increased medical costs for us in 2021. In 2021, our Medicaid membership continued to grow as a result of the temporary suspension of eligibility recertification in response to the COVID-19 pandemic, which we expect will remain suspended at least until the second quarter of 2022. Our Commercial fee-based membership decreased in 2021 due to in-group attrition likely attributable to the COVID-19 pandemic. See “Business Trends - Medical Cost Trends” below for a discussion of the impact of COVID-19 on our healthcare costs.
The COVID-19 pandemic continues to evolve and the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. For additional discussion regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Business Trends
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), has impacted our business model and strategy, and various legal challenges since its enactment have introduced increased uncertainty to our business. In June 2021, the U.S. Supreme Court issued its opinion and dismissed the latest legal challenge to the constitutionality of the ACA, leaving the law intact. We expect that most of the ACA will continue to remain in place and continue to impact our business operations and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available.
In 2021, we made the decision to modestly expand our participation in on-exchange products through state- or federally-facilitated market places (the “Public Exchange”) for 2022 after also expanding in 2021. As a result, for 2022 we are offering Public Exchange products in 122 of the 143 rating regions in which we operate, in comparison to 103 of 143 rating regions in 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment, and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.

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
Pricing Trends: We strive to price our health benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic (including new COVID-19 variants, which may be more contagious or severe, or less responsive to treatment or vaccines) and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, the cost of COVID-19 vaccines, testing and treatment and the return of non-COVID-19 healthcare utilization to our estimate of normal levels, based on historical utilization patterns. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and small group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks. We priced our affected products to cover the impact of the HIP Fee when it was in effect. The HIP Fee was in effect for 2020 but was permanently repealed beginning in 2021.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high cost prescription drugs, and healthcare provider or member fraud.
The COVID-19 pandemic initially caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. Over the course of the first half of 2021, our non-COVID-19 healthcare utilization experience gradually increased toward normalized levels, while COVID-19 related healthcare expenses declined and COVID-19 vaccination administration costs increased. During the second half of 2021, the COVID-19 Delta variant caused a significant increase in COVID-19 related healthcare utilization as a result of increased testing, treatment, and hospitalization costs, which was partially offset by a reduction in non-COVID-19 healthcare utilization. The reduction in non-COVID-19 healthcare utilization was particularly notable in the inpatient setting, as some regions limited elective surgeries to preserve limited resources to treat patients hospitalized with COVID-19. Costs related to child vaccinations and adult boosters were also incurred during the fourth quarter of 2021.
The COVID-19 Omicron variant increased confirmed COVID-19 cases to significant levels at the end of 2021 and the beginning of 2022. This is expected to further increase COVID-19 costs related to testing, treatment and hospitalization costs, but is expected to be partially offset by a reduction in non-COVID-19 healthcare utilization. In 2022, we anticipate additional claim costs for new pharmaceutical treatments for COVID-19 and compliance with governmental regulations on COVID-19 testing reimbursement. We expect claims costs related to COVID-19 testing, treatment and hospitalizations to continue throughout 2022 even after the latest wave of COVID-19 infections in the U.S. subsides. The continued cost and volume of covered services related to the COVID-19 pandemic may have a material adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all of our lines of business. These actions, which are or have been in effect for various durations, provide, among other things:
•mandates to waive cost-sharing for COVID-19 testing, treatment (including over-the-counter testing in accordance with state and federal requirements such as California SB 510 and the January 2022 federal requirements), vaccines and related services;
•reforms, including waiving Medicare originating site restrictions for qualified providers of telehealth services;
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
The American Rescue Plan Act of 2021, (the “Rescue Plan”), which was enacted in March 2021, contains several health-related provisions that have impacted our business, including expansion of premium tax credits for our Public Exchange business and full subsidization of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage for those who were involuntarily terminated or had their work hours reduced. The Rescue Plan’s premium tax provisions became effective in January 2021, while the COBRA premium subsidization extended from April through September 2021.
The ACA has evolved and various legal challenges since its enactment introduced increased uncertainty to our business. We expect that most of the ACA will remain in place and continue to significantly impact our business operations and results of operations; however, federal regulatory agencies continue to modify regulations and guidance related to the ACA and our businesses more broadly. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. The Center for Medicare and Medicaid Services (“CMS”) is also proposing changes to its program that audits data submitted under the risk adjustment programs in a way that would increase financial recoveries from plans. We will continue to evaluate the impact of the ACA as any further developments or judicial rulings occur.
Beginning in July 2022, the Health Plan Transparency Rule will require us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we will be required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
The non-deductible HIP Fee was permanently eliminated beginning in 2021. For the year ended December 31, 2020, we recognized $1,570 as selling, general and administrative expense related to the HIP Fee. There was no corresponding expense for 2021 due to the elimination of the HIP Fee beginning in 2021.
For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, see Part I, Item 1, “Business — Regulation” and Part I, Item 1A, “Risk Factors.”

Other Significant Items
Business and Operational Matters
On November 10, 2021, we announced our entrance into an agreement with Personal Touch Holding Corporation to acquire Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The acquisition is expected to close by the end of the second quarter of 2022 and is subject to standard closing conditions and customary approvals.
On June 29, 2021, we completed our acquisition of MMM and its Medicare Advantage plan, Medicaid plan and other affiliated companies from InnovaCare Health, L.P. MMM is a Puerto Rico-based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
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

In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. In the fourth quarter of 2021, we identified additional office space reductions and related fixed asset impairments due to the continuing COVID-19 pandemic and recorded a charge of $202 in selling general and administrative expenses. For additional information, see Note 4, “Business Optimization Initiatives” and Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will include certain terms imposing non-monetary obligations on the defendants. As of December 31, 2021, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made. All terms of the Subscriber Settlement Agreement are subject to approval by the

Court before they become effective. For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Selected Operating Performance
During the year ended December 31, 2021, total medical membership increased by 2 million, or 5.7%. The increase in medical membership was driven primarily by growth in our Government Business’ Medicaid membership, including organic growth resulting from the temporary suspension of eligibility recertification during the COVID-19 pandemic, growth resulting from our acquisition of MMM on June 29, 2021 and the launch of our HealthyBlue managed care alliance in North Carolina. Our Medicare Advantage membership also increased due to organic growth and the acquisition of MMM on June 29, 2021. Increases in Group risk-based membership resulting from sales exceeding lapses, increases in Individual membership due to our Public Exchange expansion in 2021 and BlueCard® increases also contributed to overall membership increases. Declines in our Group fee-based membership relating to in-group attrition likely attributable to the COVID-19 pandemic partially offset the increases in our medical membership.
Operating revenue for the year ended December 31, 2021 was $136,943, an increase of $16,135, or 13.4%, from the year ended December 31, 2020. The increase in operating revenue was primarily driven by higher premium revenue due mainly to membership growth in our Government Business segment, including the acquisition of MMM on June 29, 2021, and increased product revenue in our IngenioRx segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
Net income for the year ended December 31, 2021 was $6,095, an increase of $1,523, or 33.3%, from the year ended December 31, 2020. The increase in net income was primarily due to increased operating gain in all of our business units, as well as increased investment income. The increased operating gain in our business units was due to the absence of charges in 2021 for the BCBSA litigation accrual recognized in the third quarter of 2020 and reduced business optimization charges in 2021. The increase in our investment income resulted from an increase in income derived from our alternative investments in comparison to 2020, partially offset by reduced dividends received on our equity investments.
Our fully-diluted shareholders' earnings per share (“EPS”) for the year ended December 31, 2021 was $24.73, an increase of $6.75, or 37.5%, from the year ended December 31, 2020. Our diluted shares for the year ended December 31, 2021 were 246.8, a decrease of 7.5, or 2.9%, compared to the year ended December 31, 2020. The increase in EPS resulted from the increase in net income, as well as lower shares outstanding in 2021.
Operating cash flow for the year ended December 31, 2021 was $8,364, or approximately 1.4 times net income. Operating cash flow for the year ended December 31, 2020 was $10,688, or approximately 2.3 times net income. The decrease in operating cash flow was primarily due to the impact of working capital changes year-over-year, including an increase in receivables and a decline in accounts payable and accrued expenses, partially offset by higher net income in 2021.

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
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Public Exchanges. Individual business is sold on a risk-based basis. We offer on-exchange products through Public Exchanges and off-exchange products. Federal premium subsidies are available only for certain Public Exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Group risk-based. Individual business accounted for 1.7%, 1.6% and 1.7% of our medical members at December 31, 2021, 2020 and 2019, respectively.
•Group risk-based consists of employer customers who purchase products on a full-risk basis, which are products for which we charge a premium and indemnify our policyholders against costs for health benefits. Group risk-based accounts include Local Group customers and National Accounts. Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health members. National Accounts generally consist of multi-state employer groups primarily headquartered in an Anthem service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Group risk-based accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the Public Exchanges. Group risk-based accounted for 8.8%, 8.9% and 9.6% of our medical members at December 31, 2021, 2020 and 2019, respectively.
•Group fee-based customers represent employer groups, Local Group, including UniCare members, and National Accounts, who purchase fee-based products and elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some fee-based customers choose to purchase stop loss coverage to limit their retained risk. Group fee-based accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. Group fee-based accounted for 42.7%, 45.5% and 47.2% of our medical members at December 31, 2021, 2020 and 2019, respectively.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Anthem who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Anthem subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Anthem controlled BCBSA licensee (the “home plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 13.6%, 14.1% and 14.8% of our medical members at December 31, 2021, 2020 and 2019, respectively.
•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; dual-eligible programs through Medicare-Medicaid Plans (“MMPs”); Medicare Supplement plans; and Medicare Part D Prescription Drug Plans (“Medicare Part D”). Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our

Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of Commercial accounts or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare program business accounted for 6.2%, 5.5% and 5.2% of our medical members at December 31, 2021, 2020 and 2019, respectively.
•Medicaid membership represents eligible members who receive health benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 23.4%, 20.6% and 17.7% of our medical members at December 31, 2021, 2020 and 2019, respectively.
•FEHB members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEHB business accounted for 3.6%, 3.8% and 3.9% of our medical members at December 31, 2021, 2020 and 2019, respectively.

The following table presents our medical membership by reportable segment and customer type as of December 31, 2021, 2020 and 2019. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2021 vs. 2020		2020 vs. 2019
(In thousands)	2021	2020	2019	Change	% Change	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	759	680	684	79	11.6%	(4)	(0.6)%
Group Risk-Based	4,006	3,799	3,938	207	5.4%	(139)	(3.5)%
Commercial Risk-Based	4,765	4,479	4,622	286	6.4%	(143)	(3.1)%
BlueCard®	6,178	6,059	6,060	119	2.0%	(1)	—%
Group Fee-Based	19,395	19,551	19,340	(156)	(0.8)%	211	1.1%
Commercial Fee-Based	25,573	25,610	25,400	(37)	(0.1)%	210	0.8%
Total Commercial & Specialty Business	30,338	30,089	30,022	249	0.8%	67	0.2%
Government Business:
Medicare Advantage	1,859	1,428	1,214	431	30.2%	214	17.6%
Medicare Supplement	952	933	905	19	2.0%	28	3.1%
Total Medicare	2,811	2,361	2,119	450	19.1%	242	11.4%
Medicaid	10,600	8,852	7,265	1,748	19.7%	1,587	21.8%
Federal Employees Health Benefits	1,625	1,623	1,594	2	0.1%	29	1.8%
Total Government Business	15,036	12,836	10,978	2,200	17.1%	1,858	16.9%
Total Medical Membership	45,374	42,925	41,000	2,449	5.7%	1,925	4.7%
Other Membership
Life and Disability Members	4,782	5,064	5,259	(282)	(5.6)%	(195)	(3.7)%
Dental Members	6,674	6,385	6,263	289	4.5%	122	1.9%
Dental Administration Members	1,491	1,316	5,516	175	13.3%	(4,200)	(76.1)%
Vision Members	8,031	7,536	7,261	495	6.6%	275	3.8%
Medicare Part D Standalone Members	438	413	283	25	6.1%	130	45.9%

December 31, 2021 Compared to December 31, 2020
Medical Membership
Total medical membership increased primarily due to growth in our Government Business’ Medicaid membership, including organic growth resulting from the temporary suspension of eligibility recertification during the COVID-19 pandemic, growth resulting from our acquisition of MMM on June 29, 2021 and the launch of our HealthyBlue managed care alliance in North Carolina. Our Medicare Advantage membership also increased due to organic growth and our acquisition of MMM on June 29, 2021. Increases in Group risk-based membership resulting from sales exceeding lapses, increases in Individual membership due to our Public Exchange expansion in 2021 and BlueCard® increases also contributed to overall membership increases. Declines in our Group fee-based membership relating to in-group attrition likely attributable to the COVID-19 pandemic partially offset the increases in our medical membership.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to the loss of a Group risk-based account and membership decreases in our Group fee-based business. Dental membership increased primarily due to higher sales in our Individual and Group risk-based accounts and penetration increases in our FEHB program. Dental administration membership increased due to growth in our FEHB program. Vision membership increased primarily as a result of growth in our Medicare Advantage business.
Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2021, 2020 and 2019 are as follows:

				Change
	Years Ended December 31			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Total operating revenue	$136,943	$120,808	$103,141	$16,135	13.4%	$17,667	17.1%
Net investment income	1,378	877	1,005	501	57.1%	(128)	(12.7)%
Net gains on financial instruments	318	182	67	136	74.7%	115	171.6%
Total revenues	138,639	121,867	104,213	16,772	13.8%	17,654	16.9%
Benefit expense	102,645	88,045	81,786	14,600	16.6%	6,259	7.7%
Cost of products sold	10,895	8,953	1,992	1,942	21.7%	6,961	NM
Selling, general and administrative expense	15,914	17,450	13,364	(1,536)	(8.8)%	4,086	30.6%
Other expense[1]	1,260	1,181	1,086	79	6.7%	95	8.7%
Total expenses	130,714	115,629	98,228	15,085	13.0%	17,401	17.7%
Income before income tax expense	7,925	6,238	5,985	1,687	27.0%	253	4.2%
Income tax expense	1,830	1,666	1,178	164	9.8%	488	41.4%
Net income	6,095	4,572	4,807	1,523	33.3%	(235)	(4.9)%
Net loss attributable to noncontrolling interests	9	—	—	9	—	—	—
Shareholders’ net income	$6,104	$4,572	$4,807	$1,532	33.5%	$(235)	(4.9)%

Average diluted shares outstanding	246.8	254.3	260.3	(7.5)	(2.9)%	(6.0)	(2.3)%
Diluted shareholders' net income per share	$24.73	$17.98	$18.47	$6.75	37.5%	$(0.49)	(2.7)%
Effective tax rate	23.1%	26.7%	19.7%		(360)bp3		700bp3
Benefit expense ratio[2]	87.5%	84.6%	86.8%		290bp3		(220)bp3
Selling, general and administrative expense ratio[4]	11.6%	14.4%	13.0%		(280)bp3		140bp3
Income before income tax expense as a percentage of total revenues	5.7%	5.1%	5.7%		60bp3		(60)bp3
Net income as a percentage of total revenues	4.4%	3.8%	4.6%		60bp3		(80)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.
1Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2021, 2020 and 2019 were $117,373, $104,109 and $94,173, respectively. Premiums are included in total operating revenue presented above.
3bp = basis point; one hundred basis points = 1%.
4Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Total operating revenue increased primarily as a result of higher premium revenue due mainly to membership growth in our Government Business segment, including related to the acquisition of MMM on June 29, 2021, and increased product revenue in our IngenioRx segment. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.

Net investment income increased primarily due to increases in net income from our alternative investments, partially offset by decreased dividends received on our equity investments.
Net gains on financial instruments increased primarily due to increased realized gains on our alternative investments and increased net realized gains on our fixed maturity securities, partially offset by declines in the fair value of equity securities still held.
Benefit expense increased primarily due to cost increases resulting from membership growth in our Medicaid and Medicare businesses, including related to our acquisition of MMM on June 29, 2021, and increased COVID-19 healthcare costs for both our Commercial & Specialty Business and Government Business segments.
Our benefit expense ratio increased primarily due to the repeal of the HIP Fee for 2021 and increased COVID-19 and non-COVID-19 healthcare costs for both our Commercial & Specialty Business and Government Business segments.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased due to growth in customers served by IngenioRx in 2021.
Selling, general and administrative expense decreased primarily due to the repeal of the HIP Fee for 2021, the absence of charges in 2021 for the BCBSA litigation accrual recognized in the third quarter of 2020 and reduced business optimization charges in 2021. These items were partially offset by increased costs to support growth.
Our selling, general and administrative expense ratio decreased primarily due to increased operating revenue in 2021, the absence of charges in 2021 for the BCBSA litigation accrual recognized in the third quarter of 2020, reduced business optimization charges in 2021 and the repeal of the HIP Fee for 2021. These items were partially offset by increased costs to support growth.
Our effective income tax rate decreased primarily due to the repeal of the HIP Fee for 2021, which was non-deductible for tax purposes.
Our net income as a percentage of total revenue increased in 2021 as compared to 2020 as a result of all the factors discussed above.

Reportable Segments Results of Operations
The following table presents a summary of our reportable segment financial information for the years ended December 31, 2021, 2020 and 2019:

				Change
	Years Ended December 31			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$38,809	$36,699	$37,421	$2,110	5.7%	$(722)	(1.9)%
Government Business	82,919	71,572	62,632	11,347	15.9%	8,940	14.3%
IngenioRx	25,431	21,911	5,402	3,520	16.1%	16,509	NM
Other	10,250	6,057	2,293	4,193	69.2%	3,764	164.2%
Eliminations	(20,466)	(15,431)	(4,607)	(5,035)	32.6%	(10,824)	234.9%
Total operating revenue	$136,943	$120,808	$103,141	$16,135	13.4%	$17,667	17.1%

Operating Gain (Loss)
Commercial & Specialty Business[1]	$2,753	$2,681	$4,032	72	2.7%	(1,351)	(33.5)%
Government Business[2]	3,061	2,444	2,056	617	25.2%	388	18.9%
IngenioRx[3]	1,684	1,361	—	323	23.7%	1,361	NM
Other[4]	(9)	(126)	(89)	117	(92.9)%	(37)	41.6%

Operating Margin
Commercial & Specialty Business	7.1%	7.3%	10.8%		(20)bp5		(350)bp5
Government Business	3.7%	3.4%	3.3%		30bp5		10bp5
IngenioRx	6.6%	6.2%	NM		40bp5		NM

NM    Not meaningful.
1Includes expenses of $106 for business optimization initiatives recognized in 2021; $311 for business optimization initiatives and $524 for the BCBSA Litigation recognized in 2020.
2    Includes expenses of $47 for business optimization initiatives recognized in 2021; $205 for business optimization initiatives and $24 for the BCBSA Litigation recognized in 2020.
3    Includes expenses of $2 for business optimization initiatives recognized in 2021; $4 for business optimization initiatives recognized in 2020.
4    Includes expenses of $32 for business optimization initiatives recognized in 2021; $133 for business optimization initiatives recognized in 2020.
5    bp = basis point; one hundred basis points = 1%.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases in our Commercial risk-based businesses designed to cover medical cost trends, increased membership in our Commercial risk-based businesses, administrative fee increases in our Group fee-based businesses and the absence in 2021 of premium credits provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021.
The increase in operating gain was primarily due to the absence of charges in 2021 for the BCBSA Litigation accrual recognized in the third quarter of 2020, reduced business optimization charges in 2021 and the non-recurring premium credits provided to members enrolled in select Group and Individual health plans in response to the COVID-19 pandemic in the second quarter of 2020. These increases were partially offset by increased COVID-19 and non-COVID-19 healthcare costs in 2021.

Government Business
Operating revenue increased primarily due to higher premium revenue growth in our Medicaid business, driven by the temporary suspension of eligibility recertification, which we expect will remain suspended at least until the second quarter of 2022, and the acquisition of MMM on June 29, 2021. Medicare membership growth in our Medicare business and the impact of the acquisition of MMM on June 29, 2021 also contributed to operating revenue growth. These increases were partially offset by the impact of lower premium revenue associated with the repeal of the HIP Fee for 2021, increased experience-rated refunds in our Medicaid business and lower risk-based revenue in our Medicare business.
The increase in operating gain was primarily driven by membership increases in both our Medicaid and Medicare businesses, including due to the acquisition of MMM on June 29, 2021, and reduced business optimization charges in 2021. These increases were partially offset by an increase in COVID-19 and non-COVID-19 healthcare costs, increased experience-rated refunds in our Medicaid business and lower risk-based revenue in our Medicare business.
IngenioRx
Operating revenue and operating gain increased as a result of higher drug spend from IngenioRx customers, including spend related to increased Medicaid membership within our Government Business segment.
The increase in operating gain was primarily driven by growth in integrated medical and pharmacy members in 2021.
Other
Operating revenue increased primarily due to higher administrative fees and other revenue for services performed by our Diversified Business Group for our Commercial & Specialty Business and Government Business segments, primarily due to the implementation of affiliated behavioral health capitation contracts. In addition, unaffiliated revenues from Beacon, AIM and myNEXUS contributed to the overall increase.
The decrease in operating loss was driven by reduced business optimization charges in 2021 and a decline in unallocated corporate expenses in 2021.

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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2021, this liability was $13,518 and represented 22% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 96%, or $12,998, of our total medical claims liability as of December 31, 2021; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4%, or $520, of the total medical claims payable as of December 31, 2021. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Our reserving practice for claim liabilities is to consistently recognize the appropriate amount of reserve within a level of confidence required by Actuarial Standards of Practice. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.
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
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In our comparison to prior periods, the methods and assumptions are not changed as reserves are recalculated; rather, the availability of additional paid claims information drives changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense. The impact from COVID-19 on healthcare utilization and medical claims submission patterns has increased estimation uncertainty on our incurred but not reported liability at December 31, 2021. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment during 2021 are the primary factors that lead to the increased estimation uncertainty.
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
While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2021 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2021, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions results in variability of 2%, or approximately $242, in the December 31, 2021 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2021 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2021, there was a 320 basis point differential in the high and low trend factors. This range of trend factors would imply variability of 4%, or approximately $487, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2021. The COVID-19 pandemic continues to have a significant impact on 2021 dates of service. Our expenses associated with COVID-19 accelerated in the fourth quarter of 2021, partially offset by the benefit from a lower volume of healthcare claims attributable to decreased utilization of non-COVID-19 health services. We will continue to monitor emerging experience in order to better understand the possible implications to our reserves.
See Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2021, 2020 and 2019. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.8% for 2021, 87.7% for 2020 and 89.3% for 2019. This ratio serves as an indicator of claims processing speed whereby 2021 claims were processed at a similar speed to 2020, but slower than in 2019.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2021, this metric was 18.1%, reflecting the estimation uncertainty due to COVID-19 at the end of 2020, and was largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2020. For the year ended December 31, 2020, this metric was 8.0%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019. For the year ended December 31, 2019, this metric was 7.4%, largely driven by favorable trend factor development at the end of 2018 as well as favorable completion factor development from 2018.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2021, this metric was 2%, which was calculated using the redundancy of $1,703. This metric was 0.8% for 2020 and 0.7% for 2019. We believe these metrics support the reasonableness of our estimates. The 2021 metric was impacted by the estimation uncertainty due to COVID-19.

The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2020 and 2019 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2020	2019
Total net incurred medical claims, as reported	$84,457	$78,195
Retrospective basis, as described above	83,391	78,058
Variance	$1,066	$137
Variance to total net incurred medical claims, as reported	1.3%	0.2%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2021 estimate of medical claims payable will be known during 2022.
The 2020 variance to total net incurred medical claims, as reported of 1.3% was greater than the 2019 percentage of 0.2%. This was driven by the fact that the change in the prior year redundancy reported for 2020 as compared to 2019 was greater than the change in the prior year redundancy reported for 2019 as compared to 2018.
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
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2021 was $24,228 and other intangible assets were $10,615. The sum of goodwill and other intangible assets represented 35.8% of our total consolidated assets and 96.6% of our consolidated shareholders’ equity at December 31, 2021.
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
We did not incur any impairment losses as a result of our 2021 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2021. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
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

Investments
Current and long-term marketable investment securities were $28,780 at December 31, 2021 and represented 29.5% of our total consolidated assets at December 31, 2021. We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
We have a committee of accounting and investment associates and management that is responsible for managing the impairment review process. We believe that we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. We have established an allowance for credit loss and recorded credit loss expense as a reflection of our expected impairment losses. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is continuing risk that declines in fair value may occur and additional impairment losses on investments may be recorded in future periods.
In addition to marketable investment securities, we held additional long-term investments of $5,225, or 5.4% of total consolidated assets, at December 31, 2021. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies, mortgage loans and real estate. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $26,899 at December 31, 2021. The weighted-average credit rating of these securities was “A”

as of December 31, 2021. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions of $1,095 that are guaranteed by third parties. With the exception of nineteen securities with a fair value of $27, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2021. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2021.
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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2021 and 2020.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2021 totaled $449 and represented approximately 1.3% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2021 measurement date, we selected a weighted-average long-term rate of return on plan assets of 5.02%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. We use the annual spot rate approach for setting our discount rate. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligation. At the December 31, 2021 measurement date, the weighted-average discount rate under the annual spot rate approach was 2.70%, compared to 2.24% at the December 31, 2020 measurement date. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
Other Postretirement Benefits
We provide some associates with certain medical, vision and dental benefits upon retirement. We use various actuarial assumptions, including a discount rate and the expected trend in healthcare costs, to estimate the costs and benefit obligations for our retiree benefits.
At our December 31, 2021 measurement date, the selected discount rate for all plans was 2.49%, compared to a discount rate of 1.99% at the December 31, 2020 measurement rate. We developed this rate using the annual spot rate approach as described above.
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2021 measurement date was 7.00% for 2022 with a gradual decline to 4.50% by the year 2033. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2021 measurement date was 5.50% for 2022 with a gradual decline to 4.50% by the year 2033. These estimated trend rates are subject to change in the future.
For additional information regarding our retirement benefits, see Note 11, “Retirement Benefits,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2021 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. Interest rates on fixed income securities are expected to rise in 2022, which could increase our borrowing costs if we elect to issue debt. During recent years, the federal government and various governmental agencies have taken a number of steps to strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide stability and security in the credit markets and to ensure adequate capital in certain financial institutions. Further, in response to the COVID-19 pandemic, the federal government has established a number of programs to provide liquidity to the financial system that provides lending to states, municipalities, and eligible businesses.
A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31			$ Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Sources of Cash:
Net cash provided by operating activities	$8,364	$10,688	$6,061	$(2,324)	$4,627
Issuances of commercial paper and short- and long-term debt, net of repayments	2,719	—	608	2,719	(608)
Issuances of common stock under employee stock plans	203	176	187	27	(11)
Other sources of cash, net	—	315	—	(315)	315
Total sources of cash	11,286	11,179	6,856	107	4,323
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(4,056)	(3,433)	(1,919)	(623)	(1,514)
Repurchase and retirement of common stock	(1,900)	(2,700)	(1,701)	800	(999)
Purchases of subsidiaries, net of cash acquired	(3,476)	(1,976)	—	(1,500)	(1,976)
Purchases of property and equipment	(1,087)	(1,021)	(1,077)	(66)	56
Repayments of commercial paper and short- and long-term debt, net of issuances	—	(298)	—	298	(298)
Cash dividends	(1,104)	(954)	(818)	(150)	(136)
Other uses of cash, net	(514)	—	(338)	(514)	338
Total uses of cash	(12,137)	(10,382)	(5,853)	(1,755)	(4,529)
Effect of foreign exchange rates on cash and cash equivalents	(10)	7	—	(17)	7
Net (decrease) increase in cash and cash equivalents	$(861)	$804	$1,003	$(1,665)	$(199)

Liquidity—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The decrease in cash provided by operating activities was primarily due to the impact of working capital changes year-over-year, including an increase in receivables and a decline in accounts payable and accrued expenses, partially offset by higher net income in 2021.
Other significant changes in sources and uses of cash year-over-year included an increase in net proceeds received from the issuance of commercial paper and short-term and long-term debt, net of repayments and reduced amounts for the repurchase and retirement of our common stock, partially offset by an increase in cash paid for the purchases of subsidiaries, net of cash acquired.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $33,660 at December 31, 2021. Since December 31, 2020, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $2,365, primarily due to cash generated from operations. This increase was partially offset by cash used for acquisitions, common stock repurchases, purchases of property and equipment and cash dividends paid to shareholders.
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
At December 31, 2021, we held $1,194 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.9% and 37.6% as of December 31, 2021 and 2020, respectively.
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
Capital Resources
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
We have a senior revolving credit facility (the “5-Year Facility”) available in the amount of $2,500 with a group of lenders for general corporate purposes. On June 3, 2021, we terminated our 364-day senior revolving credit facility, which was scheduled to mature in June 2021 (the “prior 364-Day Facility”), and entered into a new 364-day senior revolving credit facility (the “new 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”) with a group of lenders for general corporate purposes. The new 364-Day Facility provides for credit in the amount of $1,000 and matures in June 2022. Our ability to borrow under these Credit Facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. We do not believe the restrictions contained in these covenants materially affect our financial or operating flexibility. As of December 31, 2021, we were in compliance with all of our debt covenants. There were no amounts outstanding under the 5-Year Facility or the new 364-Day Facility at December 31, 2021.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $200. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At December 31, 2021, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have a $3,500 commercial paper program, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance be unavailable, we have the ability to use a combination of cash on hand and/or our Credit Facilities, which provide for combined credit in the amount of $3,500, to redeem any outstanding commercial paper upon maturity. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations. At December 31, 2021, we had $300 outstanding under our commercial paper program.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, collectively (the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2021, we had $275 outstanding short-term borrowings from the FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $3,000 of dividends will be paid to the parent company during 2022. During 2021, we received $3,134 of dividends from our subsidiaries.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) For Health Organizations Model Act (“RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2021, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Future Sources and Uses of Liquidity
Short-Term Liquidity Requirements
As previously described, our cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. We believe cash on hand, operating cash receipts, investments and amounts available under our commercial paper and Credit Facilities will be adequate to fund our expected cash disbursements over the next twelve months.
Long-Term Liquidity Requirements
As of December 31, 2021, our long-term cash disbursements required under various contractual obligations and commitments were:
•Debt and interest expense: Future debt and estimated interest payments were $24,412, with $2,935 due within the next twelve months. For additional information, see Note 13 “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Operating leases: We lease office space and certain computer equipment, for which the future estimated payments were $1,092, with $211 due within the next twelve months. For additional information, see Note 18 “Leases” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Other liabilities: These liabilities primarily consist of future policy reserves, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Amounts due within twelve months were $29, with $1,233 due in future periods. Estimated future payments for funded pension benefits have been excluded from these numbers, as we had no funding requirements under the Employee Retirement Income Security Act of 1974, as amended, at December 31, 2021, as a result of the value of the assets in the plans. In addition, gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities have not been included. For further information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Purchase obligations: These obligations include estimated payments for future services under contractual arrangements from third-party service vendors. Amounts due within the next twelve months for these purchase obligations were $886, while longer term payments were $5,048. For further information, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Investment commitments: These include unfunded capital commitments for alternative investments and low-income housing tax credits. Estimated amounts due were $1,558, including $249 due within the next twelve months.
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
On January 25, 2022, our Audit Committee declared a quarterly cash dividend to shareholders of $1.28 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2022 to the shareholders of record as of March 10, 2022.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. As of December 31, 2021, we had Board authorization of $4,192 to repurchase our common stock.

We believe that funds from future operating cash flows, cash and investments and funds available under our senior revolving credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
We do not have any off-balance sheet derivative instruments, guarantee transactions, agreements or other contractual arrangements or any indemnification agreements that will require funding in future periods. We have not transferred assets to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not hold any variable interest in an unconsolidated entity where such entity provides us with financing, liquidity, market risk or credit risk support. See Note 2 “Subsidiary Transactions” of the Notes to Condensed Financial Statements included in Part III, Item 15 of this Annual Report on Form 10-K for additional detail on the Anthem, Inc. parent guarantees of certain subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2021. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Investments in fixed maturity securities include corporate securities, which account for 46.0% of our total fixed maturity securities at December 31, 2021 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,114 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,152 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
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
As of December 31, 2021, 6.5% of our marketable investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $188. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $188.
For additional information regarding our investments, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2021 consisted of senior unsecured notes, convertible debentures, commercial paper and subordinated surplus notes issued by one of our insurance subsidiaries. At December 31, 2021, the carrying value and estimated fair value of our long-term debt was $22,756 and $26,136, respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2021, we recorded a net asset of $18, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $32 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $32 increase in fair value.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2021, 2020 and 2019

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Anthem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anthem, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

Valuation of Incurred but Not Paid Claims

Description of the Matter	Medical claims payable was $13,518 million at December 31, 2021, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred based on historical paid claims data, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.
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

Indianapolis, Indiana
February 16, 2022

Anthem, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,880	$5,741
Fixed maturity securities (amortized cost of $25,641 and $22,222; allowance for credit losses of $6 and $7)	26,267	23,433
Equity securities	1,881	1,559
Premium receivables	5,681	5,279
Self-funded receivables	4,010	2,849
Other receivables	3,749	2,830
Other current assets	4,654	4,060
Total current assets	51,122	45,751
Long-term investments:
Fixed maturity securities (amortized cost of $616 and $532; allowance for credit losses of $0 and $0)	632	562
Other invested assets	5,225	4,285
Property and equipment, net	3,919	3,483
Goodwill	24,228	21,691
Other intangible assets	10,615	9,405
Other noncurrent assets	1,719	1,438
Total assets	$97,460	$86,615

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Medical claims payable	$13,518	$11,359
Other policyholder liabilities	5,521	4,590
Unearned income	1,153	1,259
Accounts payable and accrued expenses	4,970	5,493
Short-term borrowings	275	—
Current portion of long-term debt	1,599	700
Other current liabilities	7,849	6,052
Total current liabilities	34,885	29,453
Long-term debt, less current portion	21,157	19,335
Reserves for future policy benefits	802	794
Deferred tax liabilities, net	2,805	2,019
Other noncurrent liabilities	1,683	1,815
Total liabilities	61,332	53,416
Commitments and contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 241,770,746 and 245,401,430	2	3
Additional paid-in capital	9,148	9,244
Retained earnings	27,088	23,802
Accumulated other comprehensive (loss) income	(178)	150
Total shareholders’ equity	36,060	33,199
Noncontrolling interests	68	—
Total equity	36,128	33,199
Total liabilities and equity	$97,460	$86,615

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2021	2020	2019
Revenues
Premiums	$117,373	$104,109	$94,173
Product revenue	12,657	10,384	2,760
Administrative fees and other revenue	6,913	6,315	6,208
Total operating revenue	136,943	120,808	103,141
Net investment income	1,378	877	1,005
Net gains on financial instruments	318	182	67
Total revenues	138,639	121,867	104,213
Expenses
Benefit expense	102,645	88,045	81,786
Cost of products sold	10,895	8,953	1,992
Selling, general and administrative expense	15,914	17,450	13,364
Interest expense	798	784	746
Amortization of other intangible assets	441	361	338
Loss on extinguishment of debt	21	36	2
Total expenses	130,714	115,629	98,228
Income before income tax expense	7,925	6,238	5,985
Income tax expense	1,830	1,666	1,178
Net income	6,095	4,572	4,807
Net loss attributable to noncontrolling interests	9	—	—
Shareholders’ net income	$6,104	$4,572	$4,807
Shareholders’ net income per share
Basic	$25.04	$18.23	$18.81
Diluted	$24.73	$17.98	$18.47
Dividends per share	$4.52	$3.80	$3.20
See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2021	2020	2019
Net income	$6,095	$4,572	$4,807
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(457)	428	680
Change in non-credit component of impairment losses on investments	2	—	—
Change in net unrealized gains/losses on cash flow hedges	11	12	(16)
Change in net periodic pension and postretirement costs	123	(1)	26
Foreign currency translation adjustments	(9)	7	—
Other comprehensive (loss) income	(330)	446	690
Net loss attributable to noncontrolling interests	9	—	—
Other comprehensive loss attributable to noncontrolling interests	2	—	—
Total shareholders’ comprehensive income	$5,776	$5,018	$5,497

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2021	2020	2019
Operating activities
Net income	$6,095	$4,572	$4,807
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on financial instruments	(318)	(182)	(67)
Equity in net earnings of other invested assets	(562)	(51)	(93)
Depreciation and amortization	1,302	1,154	1,133
Deferred income taxes	326	(540)	81
Impairment of property and equipment	73	198	—
Share-based compensation	255	283	294
Changes in operating assets and liabilities:
Receivables, net	(2,138)	(256)	(1,053)
Other invested assets	(70)	(32)	(48)
Other assets	37	(283)	(170)
Policy liabilities	2,597	3,528	1,826
Unearned income	(113)	202	115
Accounts payable and other liabilities	719	1,978	(445)
Income taxes	140	72	(325)
Other, net	21	45	6
Net cash provided by operating activities	8,364	10,688	6,061
Investing activities
Purchases of investments	(18,669)	(19,492)	(22,954)
Proceeds from sale of investments	10,269	11,318	18,598
Maturities, calls and redemptions from investments	4,344	4,741	2,437
Changes in securities lending collateral	(956)	(849)	254
Purchases of subsidiaries, net of cash acquired	(3,476)	(1,976)	—
Purchases of property and equipment	(1,087)	(1,021)	(1,077)
Other, net	(63)	(45)	(50)
Net cash used in investing activities	(9,638)	(7,324)	(2,792)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	50	(150)	(297)
Proceeds from long-term borrowings	3,462	2,484	2,473
Repayments of long-term borrowings	(1,068)	(1,932)	(1,123)
Proceeds from short-term borrowings	1,325	970	7,590
Repayments of short-term borrowings	(1,050)	(1,670)	(8,035)
Changes in securities lending payable	956	849	(254)
Repurchase and retirement of common stock	(1,900)	(2,700)	(1,701)
Cash dividends	(1,104)	(954)	(818)
Proceeds from issuance of common stock under employee stock plans	203	176	187
Taxes paid through withholding of common stock under employee stock plans	(102)	(128)	(84)
Other, net	(349)	488	(204)
Net cash provided by (used in) financing activities	423	(2,567)	(2,266)
Effect of foreign exchange rates on cash and cash equivalents	(10)	7	—
Change in cash and cash equivalents	(861)	804	1,003
Cash and cash equivalents at beginning of year	5,741	4,937	3,934
Cash and cash equivalents at end of year	$4,880	$5,741	$4,937

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2019	257.4	$3	$9,536	$20,014	$(986)	$—	$28,567
Net income	—	—	—	4,807	—	—	4,807
Other comprehensive income	—	—	—	—	690	—	690
Repurchase and retirement of common stock	(6.3)	—	(275)	(1,426)	—	—	(1,701)
Dividends and dividend equivalents	—	—	—	(822)	—	—	(822)
Issuance of common stock under employee stock plans, net of related tax benefits	1.8	—	396	—	—	—	396
Convertible debenture repurchases and conversions	—	—	(209)	—	—	—	(209)
December 31, 2019	252.9	3	9,448	22,573	(296)	—	31,728
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(35)	—	—	(35)
January 1, 2020	252.9	3	9,448	22,538	(296)	—	31,693
Net income	—	—	—	4,572	—	—	4,572
Other comprehensive income	—	—	—	—	446	—	446
Repurchase and retirement of common stock	(9.4)	—	(353)	(2,347)	—	—	(2,700)
Dividends and dividend equivalents	—	—	—	(961)	—	—	(961)
Issuance of common stock under employee stock plans, net of related tax benefits	1.9	—	330	—	—	—	330
Convertible debenture repurchases and conversions	—	—	(181)	—	—	—	(181)
December 31, 2020	245.4	3	9,244	23,802	150	—	33,199
Net income	—	—	—	6,104	—	(9)	6,095
Other comprehensive loss	—	—	—	—	(328)	(2)	(330)
Accumulated noncontrolling interest	—	—	—	—	—	79	79
Repurchase and retirement of common stock	(5.1)	(1)	(192)	(1,707)	—	—	(1,900)
Dividends and dividend equivalents	—	—	—	(1,111)	—	—	(1,111)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	—	355	—	—	—	355
Convertible debenture repurchases and conversions	—	—	(259)	—	—	—	(259)
December 31, 2021	241.8	$2	$9,148	$27,088	$(178)	$68	$36,128

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving greater than 45 million medical members through our affiliated health plans as of December 31, 2021. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to our subsidiary health plans and also unaffiliated health plans, including pharmacy benefit management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states and Puerto Rico as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. PBM services are offered through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
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
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our most significant estimate relates to estimates and judgments for medical claims payable. Actual results could differ from those estimates.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $173 and $170 at December 31, 2021 and 2020, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
The changes in fair value of our marketable equity securities are recognized in our results of operations within net gains and losses on financial instruments. Certain marketable equity securities are held to satisfy contractual obligations, and are reported under the caption “Other invested assets” in our consolidated balance sheets.
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
Investment income is recorded when earned. All securities sold resulting in investment realized gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. Under Financial Accounting Standards Board (“FASB”) guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported in other current assets on our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported in other current liabilities. The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $142 and $146 at December 31, 2021 and 2020, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $50 and $54 at December 31, 2021 and 2020, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $648 and $374 at December 31, 2021 and 2020, respectively.
Income Taxes: We file a consolidated U.S. federal income tax return. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return basis of assets and liabilities based on enacted tax rates and laws and are reported net on our consolidated balance sheets. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year, excluding the impact from amounts initially recorded for business combinations, if any, and amounts recorded to accumulated other comprehensive income. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.
The Internal Revenue Code subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We have elected to account for GILTI tax in the year the tax is incurred.
We account for income tax contingencies in accordance with FASB guidance that contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty-nine years for buildings and improvements, three to five years for computer equipment and software, and the lesser of the remaining life of the building lease, if any, or seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized over estimated useful lives ranging from three to ten years.
Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting, and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of the cost of acquisition over the fair

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
value of net assets acquired. Other intangible assets represent the values assigned to customer relationships, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses and other agreements, such as non-compete agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.
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
A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination consists of a one step test comparing the fair value of a reporting unit, including goodwill, to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. This goodwill impairment loss is equal to the excess of the reporting unit’s carrying amount over its fair value.
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
Derivative Financial Instruments: We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments, such as options embedded in convertible fixed maturity securities, are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy. Our derivative use is generally limited to hedging purposes, on an economic basis, and we generally do not use derivative instruments for speculative purposes.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2021, we believe there were no material concentrations of credit risk with any individual counterparty.
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
Retirement Benefits: We recognize the funded status of pension and other postretirement benefit plans on the consolidated balance sheets based on fiscal-year-end measurements of plan assets and benefit obligations. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. Liabilities for pension and other postretirement benefits are reported with noncurrent assets, current liabilities and noncurrent liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Our reserving practice for claim liabilities is to consistently recognize the appropriate amount of reserve within a level of confidence required by Actuarial Standards of Practice. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.
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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2021 or 2020.
Benefit expense includes incurred medical claims as well as quality improvement expenses for our risk-based members. Quality improvement activities are those designed to improve member health outcomes, prevent hospital readmissions and improve patient safety. They also include expenses for wellness and health promotion provided to our members.
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
We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively the “ACA”). If we do not meet or exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by subsidiary, state and applicable line of business in accordance with regulations issued by the Department of Health and Human Services (“HHS”). Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
Revenue Recognition: Premiums for risk-based contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for MLR rebates, risk adjustment, reinsurance and risk corridor under contractual premium stabilization arrangements, the ACA or other regulatory requirements. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
Administrative fees and other revenue include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion, of their claims experience. We charge these fee-based groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. In addition, administrative fees and other revenue include amounts received for the administration of Medicare or certain other government programs. Under our fee-based arrangements, revenue is recognized as administrative services are performed. All benefit payments under these programs are excluded from benefit expense.
Product revenue includes revenue for services performed by our IngenioRx PBM for unaffiliated PBM customers. Unaffiliated PBM customers include our fee-based groups that have contracted with IngenioRx for PBM services and, beginning on January 1, 2020, third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation. Product revenue for PBM services is recognized using the gross method at the negotiated contract price when IngenioRx has concluded that it is the principal and it controls the services before prescription drugs are transferred to the customer. IngenioRx determined it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicate IngenioRx is primarily responsible for fulfilling the promise to provide PBM services. Product revenue includes ingredient costs (net of any rebates or discounts), including any co-payments made by or on behalf of the customer, and administrative fees. IngenioRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at December 31, 2021. Revenue recognized in 2021 and 2020 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.

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
Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter. The employee stock purchase plan discount is recognized as compensation expense based on GAAP guidance. All other share-based payments to employees are recognized as compensation expense in our consolidated statements of income based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits realized when awards vest or options are exercised exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as tax benefits in the consolidated statements of income.
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Group risk-based customers with a smaller employee base. Products for Group risk-based customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Group markets, we offer products through state or federally facilitated marketplaces, or Public Exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image are expensed when first aired. Total advertising and marketing expense was $588, $558 and $467 for the years ended December 31, 2021, 2020 and 2019, respectively.
Health Insurance Provider Fee: The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that wrote certain types of health insurance on U.S. risks, which has been permanently repealed effective January 1, 2021. The HIP Fee was non-deductible for federal income tax purposes. Our affected products were priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee when it was in effect. The HIP Fee was suspended for 2019, resumed and increased to $15,523 for 2020 and was permanently eliminated beginning in 2021. For the year ended December 31, 2020, we recognized $1,570 as selling, general and administrative expense related to the HIP Fee. There was no corresponding HIP Fee expense for 2019 or 2021.
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
We assess our ROU assets for impairment when there are indicators and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. During the years ended December 31, 2021 and 2020, we recorded $136 and $258, respectively, for impairment and abandonment of ROU assets. See Note 18, “Leases” for additional information about the ROU asset impairment and abandonment charges.
Earnings per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share may include the dilutive effect of stock options, restricted stock and convertible debentures, using the treasury stock method. The treasury stock method assumes exercise of stock options and vesting of restricted stock, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and the number of shares assumed purchased represents the dilutive shares.
Recently Adopted Accounting Guidance: In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. We adopted ASU 2021-01 on January 7, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
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
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments are effective for our annual and interim reporting periods beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 and are using the modified retrospective transition method which resulted in an increase to our reported debt outstanding and a corresponding cumulative-effect reduction to opening retained earnings; the amounts are not material to our overall consolidated financial position. The adoption of ASU 2020-06 did not have an impact on our results of operations or our consolidated cash flows. Use of the if-converted method is not expected to have a material impact on our overall earnings per share calculation.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a current

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities and provides for additional disclosure requirements. ASU 2016-13 requires a cumulative-effect adjustment to the opening balance of retained earnings on the balance sheet at the date of adoption and a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative-effect adjustment of $35 to our opening retained earnings for credit related allowances on receivables. The adoption did not have an impact on our consolidated statements of income or cash flows.
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
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2021 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.
3. Business Acquisitions
Completed Acquisitions
During the year ended December 31, 2021, the Company completed business combinations for total cash consideration of approximately $4,021. These acquisitions included myNEXUS, Inc. (“myNEXUS”), a comprehensive home-based nursing management company for payors, and MMM Holdings, LLC (“MMM”), including its Medicare Advantage plan, Medicaid plan, and other affiliated companies. The purchase price was allocated to the tangible and intangible net assets acquired based on management's final estimates of their fair values, of which $1,577 has been allocated to finite-lived intangible assets, $20 to indefinite-lived intangible assets, and $2,521 to goodwill. The majority of goodwill is not deductible for income tax purposes.
During the year ended December 31, 2020, the Company completed business combinations for total cash consideration of approximately $2,488. These acquisitions included Beacon Health Options, Inc. (“Beacon”) a behavioral health managed care organization. The purchase price was allocated to the tangible and intangible net assets acquired based on management's final estimates of their fair values, of which $868 was allocated to finite-lived intangible assets, $225 to indefinite-lived intangible assets, and $1,231 to goodwill. The majority of goodwill is not deductible for income tax purposes.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Acquired tangible assets (liabilities) at the acquisition date were:

	2021	2020
Cash, cash equivalents and short-term investments	$808	$659
Accounts receivable and other current assets	295	282
Property, equipment and other long-term assets	102	296
Medical claims and other policyholder liabilities payable	(571)	(580)
Accounts payable and other current liabilities	(179)	(257)
Other long-term liabilities	(6)	(49)
Total net tangible assets	$449	$351
The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.
Acquisition date fair values and weighted-average useful lives assigned to intangible assets include:

	2021		2020
	Fair Value	Weighted Average Useful Life	Fair Value	Weighted Average Useful Life
Customer relationships	$1,313	13 years	$680	19 years
Provider and hospital relationships	5	15 years	94	20 years
Other	259	13 years	93	19 years
State Medicaid Licenses	20	Indefinite	225	Indefinite
Total intangible assets	$1,597		$1,092
The results of operations and financial condition of acquired entities have been included in our consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through December 31, 2021, the impact of the acquired entities on revenue and net earnings was not material. Unaudited pro forma revenues for the years ended December 31, 2021 and 2020 as if the acquisitions had occurred on January 1, 2020 were immaterial for both periods. The pro forma effects of the acquisitions on net earnings were immaterial for both years.
Pending Acquisition
On November 10, 2021, we announced our entrance into an agreement with Personal Touch Holding Corporation to acquire Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. The acquisition is expected to close by the end of the second quarter of 2022 and is subject to standard closing conditions and customary approvals.
4.    Business Optimization Initiatives
We believe that our properties are adequate and suitable for our business as presently conducted; however, we are continuing to evaluate our real estate strategy as it relates to the impact of the COVID-19 pandemic and the changing needs of a more hybrid remote and in-office workforce. As a result, during 2021, we identified additional reductions of office space and recorded a charge of $202 in selling, general and administrative expenses. This charge includes $136 for impairment and abandonment of operating-lease related ROU assets and $66 for impairment and abandonment of property and equipment. The charges recognized in the Commercial & Specialty Business, Government Business, IngenioRx and Other segments in 2021, were $108, $60, $1 and $33, respectively. See also Note 20, “Segment Information.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
During 2020, our management introduced enterprise-wide initiatives to optimize our business and, as a result, we recorded a charge of $653 in selling, general and administrative expenses. This charge included $258 for impairment and abandonment of operating-lease related ROU assets, $198 for impairment and abandonment of property and equipment and $197 for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce. The charges recognized in the Commercial & Specialty Business, Government Business, IngenioRx and Other segments in 2020, were $311, $205, $4 and $133, respectively. See also Note 20, “Segment Information.” We believe these initiatives largely represent our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint.
A summary of the activity of the 2020 employee termination costs for the year ended December 31, 2021 and ending balance at December 31, 2021 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liabilities for employee termination costs at January 1, 2021	$92	$88	$1	$6	$187
Payments	(26)	(25)	—	(3)	(54)
Releases	(5)	(6)	—	—	(11)
Total liabilities for employee termination costs ending balance at December 31, 2021	$61	$57	$1	$3	122
We expect the employee termination costs to be paid by the end of 2022.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
5. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2021 and 2020 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

December 31, 2021
Fixed maturity securities:
United States Government securities	$1,443	$7	$(18)	$—	$1,432
Government sponsored securities	65	4	(1)	—	68
Foreign government securities	353	7	(13)	—	347
States, municipalities and political subdivisions, tax-exempt	5,321	310	(10)	—	5,621
Corporate securities	12,044	401	(78)	(4)	12,363
Residential mortgage-backed securities	4,059	75	(35)	(2)	4,097
Commercial mortgage-backed securities	65	2	(3)	—	64
Other securities	2,907	24	(24)	—	2,907
Total fixed maturity securities	$26,257	$830	$(182)	$(6)	$26,899
December 31, 2020
Fixed maturity securities:
United States Government securities	$765	$11	$(2)	$—	$774
Government sponsored securities	63	6	—	—	69
Foreign government securities	290	17	(2)	—	305
States, municipalities and political subdivisions, tax-exempt	5,185	395	(1)	—	5,579
Corporate securities	10,233	697	(31)	(7)	10,892
Residential mortgage-backed securities	4,208	154	(17)	—	4,345
Commercial mortgage-backed securities	73	3	(4)	—	72
Other securities	1,937	33	(11)	—	1,959
Total fixed maturity securities	$22,754	$1,316	$(68)	$(7)	$23,995

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
For fixed maturity securities in an unrealized loss position at December 31, 2021 and 2020, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2021
Fixed maturity securities:
United States Government securities	51	$990	$(11)	27	$176	$(7)
Government sponsored securities	—	—	—	1	1	(1)
Foreign government securities	188	143	(8)	68	41	(5)
States, municipalities and political subdivisions, tax-exempt	281	634	(9)	8	16	(1)
Corporate securities	1,846	3,310	(57)	403	485	(21)
Residential mortgage-backed securities	692	1,967	(26)	125	173	(9)
Commercial mortgage-backed securities	2	4	(1)	4	8	(2)
Other securities	511	1,707	(19)	50	85	(5)
Total fixed maturity securities	3,571	$8,755	$(131)	686	$985	$(51)
December 31, 2020
Fixed maturity securities:
United States Government securities	27	$301	$(2)	—	$—	$—
Government sponsored securities	—	—	—	1	—	—
Foreign government securities	55	35	(2)	9	4	—
States, municipalities and political subdivisions, tax-exempt	36	57	(1)	1	3	—
Corporate securities	646	765	(20)	150	169	(11)
Residential mortgage-backed securities	224	442	(8)	90	110	(9)
Commercial mortgage-backed securities	6	16	(1)	3	4	(3)
Other securities	207	509	(5)	79	179	(6)
Total fixed maturity securities	1,201	$2,125	$(39)	333	$469	$(29)
Below are discussions by security type for unrealized losses and credit losses as of December 31, 2021:
Corporate securities: An allowance for credit losses on certain retail, travel and entertainment, energy, and basic materials sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of December 31, 2021. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
The tables below present a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the years ended December 31, 2021, and 2020:

Year Ended December 31, 2021	Corporate Securities	Residential Mortgage-backed Securities	Total
Allowance for credit losses:
Beginning balance	$7	$—	$7
Additions for securities for which no previous expected credit losses were recognized	1	—	1
Securities sold during the period	(2)	—	(2)
(Decreases) increases to the allowance for credit losses on securities	(2)	2	—
Total allowance for credit losses	$4	$2	$6

Year Ended December 31, 2020	Corporate Securities	Foreign Government Securities	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—
Additions for securities for which no previous expected credit losses were recognized	64	1	65
Securities sold during the period	(17)	(1)	(18)
Decreases to the allowance for credit losses on securities	(40)	—	(40)
Total allowance for credit losses	$7	$—	$7
The amortized cost and fair value of fixed maturity securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$719	$720
Due after one year through five years	6,570	6,717
Due after five years through ten years	8,967	9,156
Due after ten years	5,877	6,145
Mortgage-backed securities	4,124	4,161
Total fixed maturity securities	$26,257	$26,899

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Equity Securities
A summary of current equity securities at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Equity Securities:
Exchange traded funds	$1,750	$1,154
Fixed maturity mutual funds	—	144
Common equity securities	42	201
Private equity securities	89	60
Total	$1,881	$1,559
Investment Income
The major categories of net investment income for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Fixed maturity securities	$755	$725	$721
Equity securities	43	71	100
Cash equivalents	5	28	64
Other invested assets	616	91	149
Investment income	1,419	915	1,034
Investment expenses	(41)	(38)	(29)
Net investment income	$1,378	$877	$1,005
Investment Gains
Net investment gains (losses) for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$170	$175	$125
Gross realized losses from sales	(44)	(105)	(59)
Impairment recoveries (losses) recognized in income	1	(7)	(13)
Net gains on fixed maturity securities	127	63	53
Equity securities:
Gross gains	37	269	147
Gross losses	(108)	(75)	(84)
Net (losses) gains on equity securities	(71)	194	63
Other investments:
Gross gains	293	18	3
Gross losses	(22)	—	(1)
Impairment losses recognized in income	(16)	(91)	(34)
Net gains (losses) on other investments	255	(73)	(32)
Net gains on investments	$311	$184	$84

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The gains and losses related to equity securities for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Net (losses) gains recognized on equity securities	$(71)	$194	$63
Less: Net realized (losses) gains recognized on equity securities sold during the period	(73)	61	39
Unrealized gains recognized in income on equity securities still held at December 31	$2	$133	$24
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
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities was $10,565, $11,122 and $8,351 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
At December 31, 2021 and 2020, there were no individual investments that exceeded 10% of shareholders’ equity.
At December 31, 2021 and 2020, there were two and three, respectively, fixed maturity investments that did not produce income during the years then ended.
As of December 31, 2021 and 2020, we had committed approximately $1,558 and $1,320, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
At December 31, 2021 and 2020, securities with carrying values of approximately $632 and $562, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
Accrued Investment Income
Accrued investment income totaled $205 and $188, at December 31, 2021 and 2020, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $2,155 and $1,199 at December 31, 2021 and 2020, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of December 31, 2021 and 2020.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At December 31, 2021 and 2020, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $1,874 and $1,056, respectively, and United States Government securities for $281 and $143, respectively.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
6. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2021 and 2020, we had received collateral of $18 and $37, respectively, related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2021 and 2020 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2021
Hedging instruments
Interest rate swaps - fixed to floating	$825	Other assets/other liabilities	$23	$(5)

Non-hedging instruments
Interest rate swaps	119	Equity securities/other assets/other liabilities	—	(5)
Options	100	Other assets/other liabilities	—	—
Collars	19	Equity securities	21	(17)
Futures	344	Equity securities	3	(2)
Subtotal non-hedging	582	Subtotal non-hedging	24	(24)
Total derivatives	$1,407	Total derivatives	47	(29)
		Amounts netted	(21)	21
		Net derivatives	$26	$(8)

December 31, 2020
Hedging instruments
Interest rate swaps - fixed to floating	$575	Other assets/other liabilities	$37	$—

Non-hedging instruments
Interest rate swaps	27	Equity securities	—	—
Futures	183	Equity securities	6	(5)
Subtotal non-hedging	210	Subtotal non-hedging	6	(5)
Total derivatives	$785	Total derivatives	43	(5)
		Amounts netted	—	—
		Net derivatives	$43	$(5)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the LIBOR. A summary of our outstanding fair value hedges at December 31, 2021 and 2020 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2021	2020
Interest rate swap	2021	$150	$—	2.550%	September 15, 2030
Interest rate swap	2021	100	—	2.250	November 15, 2029
Interest rate swap	2020	75	75	4.101	September 1, 2027
Interest rate swap	2018	50	50	4.101	September 1, 2027
Interest rate swap	2018	450	450	3.300	January 15, 2023
Total notional amount outstanding		$825	$575
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2021 and 2020:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2021	2020	2021	2020
Current portion of long term-debt	$1,599	$700	$23	$37
Long-term debt	21,157	19,335	(5)	—
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. During 2021 and 2020, swaps in the notional amount of $450 and $725, respectively, were terminated.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $239 and $250 at December 31, 2021 and 2020, respectively. As of December 31, 2021, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $13. No amounts were excluded from effectiveness testing.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2021
Interest rate swaps	Net gains on financial instruments	$(4)
Collars	Net gains on financial instruments	4
Futures	Net gains on financial instruments	7
Total		$7
Year ended December 31, 2020
Interest rate swaps	Net gains on financial instruments	$(1)
Options	Net gains on financial instruments	(5)
Futures	Net gains on financial instruments	4
Total		$(2)
Year ended December 31, 2019
Interest rate swaps	Net gains on financial instruments	$1
Options	Net gains on financial instruments	(8)
Futures	Net gains on financial instruments	(10)
Total		$(17)
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
Partnership investments: Fair values are estimated based on the plan’s proportionate share of the undistributed partners’ capital as reported in audited financial statements of the partnership. In accordance with FASB guidance, certain investments that are measured at fair value using the NAV per share as a practical expedient or the fair value measurement alternative have been classified in the fair value hierarchy. The fair value amounts presented are intended to permit reconciliation of the fair value hierarchy to the total investments of the master trust.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 is as follows:

	Level I	Level II	Level III	Total
December 31, 2021
Assets:
Cash equivalents	$2,415	$—	$—	$2,415
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,432	—	1,432
Government sponsored securities	—	68	—	68
Foreign government securities	—	347	—	347
States, municipalities and political subdivisions, tax-exempt	—	5,621	—	5,621
Corporate securities	—	12,027	336	12,363
Residential mortgage-backed securities	—	4,092	5	4,097
Commercial mortgage-backed securities	—	64	—	64
Other securities	—	2,888	19	2,907
Total fixed maturity securities, available-for-sale	—	26,539	360	26,899
Equity securities:
Exchange traded funds	1,750	—	—	1,750
Common equity securities	8	34	—	42
Private equity securities	—	—	89	89
Total equity securities	1,758	34	89	1,881
Other invested assets - common equity securities	138	—	—	138
Securities lending collateral	—	2,155	—	2,155
Derivatives - other assets	—	19	—	19
Total assets	$4,311	$28,747	$449	$33,507
Liabilities:
Derivatives - other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

December 31, 2020
Assets:
Cash equivalents	$3,163	$—	$—	$3,163
Fixed maturity securities, available-for-sale:
United States Government securities	—	774	—	774
Government sponsored securities	—	69	—	69
Foreign government securities	—	305	—	305
States, municipalities and political subdivisions, tax-exempt	—	5,579	—	5,579
Corporate securities	—	10,567	325	10,892
Residential mortgage-backed securities	—	4,343	2	4,345
Commercial mortgage-backed securities	—	72	—	72
Other securities	—	1,954	5	1,959
Total fixed maturity securities, available-for-sale	—	23,663	332	23,995
Equity securities:
Exchange traded funds	1,154	—	—	1,154
Fixed maturity mutual funds	—	144	—	144
Common equity securities	171	30	—	201
Private equity securities	—	—	60	60
Total equity securities	1,325	174	60	1,559
Securities lending collateral	—	1,199	—	1,199
Derivatives	—	43	—	43
Total assets	$4,488	$25,079	$392	$29,959
Liabilities:
Derivatives	$—	$(5)	$—	$(5)
Total liabilities	$—	$(5)	$—	$(5)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Year ended December 31, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains (losses):
Recognized in net income	2	—	—	17	19
Recognized in accumulated other comprehensive income	3	—	—	—	3
Purchases	179	4	17	16	216
Sales	(18)	—	—	(4)	(22)
Settlements	(157)	—	—	—	(157)
Transfers into Level III	3	—	—	—	3
Transfers out of Level III	(1)	(1)	(3)	—	(5)
Ending balance at December 31, 2021	$336	$5	$19	$89	$449
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2021	$—	$—	$—	$18	$18

Year ended December 31, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total gains (losses):
Recognized in net income	(3)	—	—	(19)	(22)
Recognized in accumulated other comprehensive income	(5)	—	—	—	(5)
Purchases	85	—	—	16	101
Sales	(19)	—	—	(22)	(41)
Settlements	(44)	—	(2)	—	(46)
Transfers into Level III	10	—	—	—	10
Transfers out of Level III	(2)	—	—	—	(2)
Ending balance at December 31, 2020	$325	$2	$5	$60	$392
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2020	$—	$—	$—	$(19)	$(19)

Year ended December 31, 2019
Beginning balance at January 1, 2019	$287	$6	$17	$313	$623
Total gains (losses):
Recognized in net income	(7)	—	—	(6)	(13)
Recognized in accumulated other comprehensive loss	3	—	—	—	3
Purchases	122	—	2	65	189
Sales	(22)	—	—	(79)	(101)
Settlements	(71)	(2)	(6)	—	(79)
Transfers into Level III	—	—	3	2	5
Transfers out of Level III	(9)	(2)	(9)	(210)	(230)
Ending balance at December 31, 2019	$303	$2	$7	$85	$397
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2019	$—	$—	$—	$6	$6
There were no individually material transfers into or out of Level III during the years ended December 31, 2021, 2020 or 2019.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisitions of myNEXUS and MMM during the second quarter of 2021, as well as our acquisition of Beacon during the first quarter of 2020. The net assets acquired in our acquisitions of myNEXUS,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
MMM and Beacon and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of myNEXUS, MMM and Beacon were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of myNEXUS, MMM and Beacon described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2021 or 2020.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2021, 2020 or 2019.
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
The carrying amounts reported in the consolidated balance sheets for cash, premium receivables, self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, and certain other current liabilities approximate fair value because of the short-term nature of these items. These assets and liabilities are not listed in the table below.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value on the consolidated balance sheets:
Other invested assets: Other invested assets primarily include our investments in limited partnerships, joint ventures and other non-controlled corporations and mortgage loans, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Mortgage loans are carried at amortized cost, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.
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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2021 and 2020 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2021
Assets:
Other invested assets	$5,087	$—	$—	$5,087	$5,087
Liabilities:
Debt:
Short-term borrowings	275	—	275	—	275
Commercial paper	300	—	300	—	300
Notes	22,384	—	25,150	—	25,150
Convertible debentures	72	—	687	—	687

December 31, 2020
Assets:
Other invested assets	$4,285	$—	$—	$4,285	$4,285
Liabilities:
Debt:
Commercial paper	250	—	250	—	250
Notes	19,677	—	23,307	—	23,307
Convertible debentures	108	—	712	—	712

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
The components of deferred income taxes at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred income tax assets:
Accrued expenses	$511	$588
Bad debt reserves	246	143
Insurance reserves	156	187
Lease liabilities	216	204
Retirement liabilities	170	205
Deferred compensation	35	31
Federal and state operating loss carryforwards	201	274
Other	207	113
Subtotal	1,742	1,745
Less: valuation allowance	(212)	(84)
Total deferred income tax assets	1,530	1,661
Deferred income tax liabilities:
U.S. federal and state intangible assets	2,071	2,073
Non-U.S. intangible assets	452	—
Capitalized software	777	670
Depreciation and amortization	45	37
Investment basis	295	407
Retirement assets	314	260
Lease right-of-use asset	126	131
Prepaid expenses	152	102
Total deferred income tax liabilities	4,232	3,680
Net deferred income tax liabilities	$2,702	$2,019
Deferred tax liabilities, net totaled $2,702 and $2,019 at December 31, 2021 and 2020, respectively in our consolidated balance sheet. We recognized $103 and $0 of deferred tax asset under the caption “Other noncurrent assets” at December 31, 2021 and 2020, respectively. We recognized $2,805 and $2,019 of deferred tax liability under the caption “Deferred tax liabilities, net” at December 31, 2021 and 2020.
As of December 31, 2021, and as a result of acquisitions during the year, we established U.S. deferred taxes for undistributed earnings from certain non-U.S. subsidiaries, which are included in the Investment basis component above. As of December 31, 2020, our undistributed earnings from all non-U.S. subsidiaries were intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes were recorded.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Significant components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consist of the following:

	2021	2020	2019
Current tax expense:
Federal	$1,485	$1,731	$1,019
State and local	165	461	84
Total current tax expense	1,650	2,192	1,103
Deferred tax expense (benefit)	180	(526)	75
Total income tax expense	$1,830	$1,666	$1,178
State and local current tax expense is reported gross of federal benefit in the preceding table, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included on a net of federal tax basis in multiple lines in the following rate reconciliation table.
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,664	21.0%	$1,310	21.0%	$1,257	21.0%
State and local income taxes net of federal tax expense/benefit	258	3.3	235	3.8	138	2.3
Tax exempt interest and dividends received deduction	(22)	(0.3)	(22)	(0.4)	(24)	(0.4)
HIP fee	—	—	330	5.3	—	—
Basis adjustments from recent acquisitions	—	—	(110)	(1.8)	—	—
Other, net	(70)	(0.9)	(77)	(1.2)	(193)	(3.2)
Total income tax expense	$1,830	23.1%	$1,666	26.7%	$1,178	19.7%
During the year ended December 31, 2021, we recognized income tax expense of $1,830, or $7.41 per diluted share. The HIP Fee payment was eliminated beginning in 2021.
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
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Balance at January 1	$249	$146
Additions based on:
Tax positions related to current year	10	76
Tax positions related to prior years	17	40
Reductions based on:
Tax positions related to prior years	(5)	(13)
Balance at December 31	$271	$249

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $250 and $227 at December 31, 2021 and 2020, respectively. Also included in the table above, at December 31, 2021, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. In addition to the contingent liabilities included in the table above, we filed protective state income tax refund claims of approximately $310 during 2017. There were no equivalent protective state income tax refund claims filed in 2021, 2020 or 2019.
For the year ended December 31, 2021, we recognized a net interest expense of $9. For the years ended December 31, 2020 and 2019, we recognized a net interest expense (benefit) of $7 and ($11), respectively. We had accrued approximately $42 and $33 for the payment of interest at December 31, 2021 and 2020, respectively.
As of December 31, 2021, as further described below, certain tax years remain open to examination by the Internal Revenue Service (“IRS”) and various state and local authorities. As a result of these examinations and discussions with taxing agencies, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately ($14) to ($105).
We are a member of the IRS Compliance Assurance Process (“CAP”). The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2021, the IRS examination of our 2021 tax year continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in selling, general and administrative expense.
At December 31, 2021, we had federal net operating loss carryforwards of $181 that will expire beginning 2032 through 2041 and $153 that have an indefinite carryforward period; state net operating loss carryforwards expire beginning 2022 through 2041, with some having an indefinite carryforward period.
Income taxes receivable totaled $173 and $262 at December 31, 2021 and 2020, respectively. We recognize the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.
During 2021, 2020 and 2019, federal income taxes paid totaled $1,299, $1,790 and $1,403, respectively.
9. Property and Equipment
A summary of property and equipment at December 31, 2021 and 2020 is as follows:

	2021	2020
Computer software, purchased and internally developed	$6,115	$5,247
Computer equipment, furniture and other equipment	1,314	1,218
Leasehold improvements	641	671
Building and improvements	172	174
Land and improvements	17	17
Property and equipment, gross	8,259	7,327
Accumulated depreciation and amortization	(4,340)	(3,844)
Property and equipment, net	$3,919	$3,483

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Depreciation expense for 2021, 2020 and 2019 was $136, $176 and $147, respectively. Amortization expense on computer software and leasehold improvements for 2021, 2020 and 2019 was $532, $462 and $528, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2021, 2020 and 2019 of $485, $412 and $450, respectively. Capitalized costs related to the internal development of software of $5,626 and $4,783 at December 31, 2021 and 2020, respectively, are reported with computer software.
Impairment of property and equipment for the years ended December 31, 2021 and 2020 was $73 and $198, respectively, which is included in selling, general and administrative expenses. Included in these amounts was impairment of property and equipment related to our activities as disclosed in Note 4, “Business Optimization Initiatives.” For the years ended December 31, 2021 and 2020, we recorded impairment charges for property and equipment related to these initiatives of $66 and $198, respectively.
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 20, “Segment Information”) for 2021 and 2020 is as follows:

	Commercial and Specialty Business	Government Business	IngenioRx	Other	Total
Balance as of January 1, 2020	$11,551	$8,279	$—	$670	$20,500
Acquisitions and adjustments	42	52	48	1,049	1,191
Balance as of December 31, 2020	11,593	8,331	48	1,719	21,691
Acquisitions and adjustments	—	2,018	11	508	2,537
Balance as of December 31, 2021	$11,593	$10,349	$59	$2,227	$24,228
Accumulated impairment as of December 31, 2021	$—	$—	$—	$—	$—
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2021, 2020 and 2019. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2021, 2020 or 2019, as the estimated fair values of our reporting units were substantially in excess of their carrying values.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The components of other intangible assets as of December 31, 2021 and 2020 are as follows:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$5,598	$(3,236)	$2,362	$5,180	$(3,766)	$1,414
Provider and hospital relationships	324	(129)	195	323	(114)	209
Other	610	(141)	469	444	(177)	267
Total	6,532	(3,506)	3,026	5,947	(4,057)	1,890
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,299	—	6,299	6,299	—	6,299
State Medicaid licenses	1,290	—	1,290	1,216	—	1,216
Total	7,589	—	7,589	7,515	—	7,515
Other intangible assets	$14,121	$(3,506)	$10,615	$13,462	$(4,057)	$9,405
Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized.
As of December 31, 2021, the estimated amortization expense for each of the five succeeding years is as follows: 2022, $483; 2023, $429; 2024, $369; 2025, $317; and 2026, $264.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Benefit obligation at beginning of year	$2,009	$1,880	$399	$423
Service cost	—	—	1	1
Interest cost	34	47	5	10
Plan participant contributions	—	—	17	18
Actuarial (gain) loss	(33)	219	(31)	(15)
Settlements	(90)	(80)	—	—
Benefits paid	(61)	(57)	(48)	(38)
Benefit obligation at end of year	$1,859	$2,009	$343	$399
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$2,186	$2,026	$391	$367
Actual return on plan assets	174	290	33	33
Employer contributions	7	7	—	11
Plan participant contributions	—	—	17	18
Settlements	(90)	(80)	(29)	—
Benefits paid	(61)	(57)	(41)	(38)
Fair value of plan assets at end of year	$2,216	$2,186	$371	$391
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Noncurrent assets	$415	$248	$28	$—
Current liabilities	(6)	(6)	—	—
Noncurrent liabilities	(52)	(65)	—	(8)
Net amount at December 31	$357	$177	$28	$(8)
 The net amounts included in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Net actuarial loss (gain)	$625	$749	$(36)	$3
Prior service credit	—	—	(8)	(12)
Net amount before tax at December 31	$625	$749	$(44)	$(9)
The accumulated benefit obligation for the defined benefit pension plans was $1,857 and $2,007 at December 31, 2021 and 2020, respectively.
As of December 31, 2021, certain pension plans had accumulated benefit obligations in excess of plan assets. Such plans had accumulated benefit obligation and fair value of plan assets of $56 and $0, respectively. In addition, certain plans had

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
projected benefit obligations in excess of plan assets. Such plans had projected benefit obligation and fair value of plan assets of $107 and $49, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Discount rate	2.70%	2.24%	2.49%	1.99%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	5.02%	6.72%	6.43%	6.60%
Interest crediting rate	3.82%	3.82%	1.56%	0.87%
The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2021	2020	2019
Pension Benefits
Interest cost	$34	$47	$62
Expected return on assets	(134)	(138)	(138)
Recognized actuarial loss	25	24	17
Settlement loss	26	29	9
Net periodic benefit credit	$(49)	$(38)	$(50)

Other Benefits
Service cost	$1	$1	$1
Interest cost	5	10	15
Expected return on assets	(26)	(25)	(22)
Recognized actuarial loss	—	—	2
Amortization of prior service credit	(4)	(7)	(12)
Net periodic benefit credit	$(24)	$(21)	$(16)
During the years ended December 31, 2021, 2020 and 2019, we incurred total settlement losses of $26, $29 and $9, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2021	2020	2019
Pension Benefits
Discount rate	2.24%	3.11%	4.15%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.72%	7.33%	7.44%
Interest crediting rate	3.82%	3.82%	3.83%

Other Benefits
Discount rate	1.99%	2.93%	4.04%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.60%	7.00%	7.00%
Interest crediting rate	0.87%	1.81%	3.12%

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2021 measurement date was 7.00% for 2022, with a gradual decline to 4.50% by the year 2033. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2021 measurement date was 5.50% for 2022, with a gradual decline to 4.50% by the year 2033. These estimated trend rates are subject to change in the future.
Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 44% equity securities, 48% fixed maturity securities, and 8% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds and asset-backed investments issued by corporations and the U.S. government. Other types of investments primarily include insurance contracts designed specifically for employee benefit plans and a commingled fund comprised primarily of equity securities. As of December 31, 2021, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Anthem common stock.
The partnerships hold various types of underlying assets such as real estate and investments in oil and gas companies. Generally, the partnership interests are not redeemable and are transferable only with the consent of the general partner. Unfunded commitments related to all partnership interests totaled approximately $3 at each of December 31, 2021 and 2020.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2021, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $48, and excluding estimated claims settlements to be paid from other benefit assets of ($29), are as follows (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2021
Pension Benefit Assets:
Equity securities:
U.S. securities	$682	$—	$—	$682
Foreign securities	204	—	—	204
Mutual funds	49	—	—	49
Fixed maturity securities:
Government securities	—	395	—	395
Corporate securities	—	379	—	379
Asset-backed securities	—	98	—	98
Other types of investments:
Commingled fund	—	106	—	106
Insurance company contracts	—	—	179	179
Total pension benefit assets at fair value	$935	$978	$179	2,092
Partnership investments				78
Total pension benefit assets				$2,170

Other Benefit Assets:
Equity securities:
U.S. securities	$10	$—	$—	$10
Foreign securities	2	—	—	2
Mutual funds	24	—	—	24
Fixed maturity securities:
Government securities	—	4	—	4
Corporate securities	—	4	—	4
Asset-backed securities	—	3	—	3
Other types of investments:
Commingled fund	—	2	—	2
Life insurance contracts	—	—	338	338
Investment in DOL 103-12 trust	—	11	—	11
Total other benefit assets	$36	$24	$338	$398

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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2021
Beginning balance at January 1, 2021	$189	$323	$512
Actual return on plan assets relating to assets still held at the reporting date	(6)	26	20
Purchases	5	—	5
Sales	(9)	(11)	(20)
Ending balance at December 31, 2021	$179	$338	$517

Year ended December 31, 2020
Beginning balance at January 1, 2020	$175	$294	$469
Actual return on plan assets relating to assets still held at the reporting date	7	29	36
Purchases	15	—	15
Sales	(8)	—	(8)
Ending balance at December 31, 2020	$189	$323	$512

Year ended December 31, 2019
Beginning balance at January 1, 2019	$166	$249	$415
Actual return on plan assets relating to assets still held at the reporting date	12	45	57
Purchases	6	—	6
Sales	(9)	—	(9)
Ending balance at December 31, 2019	$175	$294	$469
There were no other transfers into or out of Level III during the years ended December 31, 2021, 2020 or 2019.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2021, 2020 and 2019, no material contributions were necessary to meet ERISA required funding levels. However, during each of the years ended December 31, 2021, 2020 and 2019, we made tax deductible discretionary contributions to the pension benefit plans of $7, $7, and $4, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.
Our estimated future payments for pension benefits and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2022	$131	$32
2023	127	31
2024	123	30
2025	119	28
2026	117	27
2027 - 2031	539	112

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
In addition to the defined benefit plans, we maintain the Anthem 401(k) Plan, which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $241, $221 and $201 during 2021, 2020 and 2019, respectively.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 20, “Segment Information”), for the year ended December 31, 2021 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of year	$3,294	$7,646	$195	$11,135
Ceded medical claims payable, beginning of year	(13)	(33)	—	(46)
Net medical claims payable, beginning of year	3,281	7,613	195	11,089
Business combinations and purchase adjustments	—	375	45	420
Net incurred medical claims:
Current year	28,132	70,670	1,638	100,440
Prior years redundancies	(465)	(1,222)	(16)	(1,703)
Total net incurred medical claims	27,667	69,448	1,622	98,737
Net payments attributable to:
Current year medical claims	24,502	62,233	1,421	88,156
Prior years medical claims	2,612	6,054	163	8,829
Total net payments	27,114	68,287	1,584	96,985
Net medical claims payable, end of year	3,834	9,149	278	13,261
Ceded medical claims payable, end of year	13	8	—	21
Gross medical claims payable, end of year	$3,847	$9,157	$278	$13,282

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2020 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of year	$3,039	$5,608	$—	$8,647
Ceded medical claims payable, beginning of year	(14)	(19)	—	(33)
Net medical claims payable, beginning of year	3,025	5,589	—	8,614
Business combinations and purchase adjustments	—	141	198	339
Net incurred medical claims:
Current year	24,894	58,912	1,288	85,094
Prior years redundancies	(375)	(262)	—	(637)
Total net incurred medical claims	24,519	58,650	1,288	84,457
Net payments attributable to:
Current year medical claims	21,736	51,602	1,291	74,629
Prior years medical claims	2,527	5,165	—	7,692
Total net payments	24,263	56,767	1,291	82,321
Net medical claims payable, end of year	3,281	7,613	195	11,089
Ceded medical claims payable, end of year	13	33	—	46
Gross medical claims payable, end of year	$3,294	$7,646	$195	$11,135
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2019 is as follows:

	Commercial & Specialty Business	Government Business	Total
Gross medical claims payable, beginning of year	$2,586	$4,680	$7,266
Ceded medical claims payable, beginning of year	(10)	(24)	(34)
Net medical claims payable, beginning of year	2,576	4,656	7,232
Net incurred medical claims:
Current year	25,942	52,753	78,695
Prior years redundancies	(190)	(310)	(500)
Total net incurred medical claims	25,752	52,443	78,195
Net payments attributable to:
Current year medical claims	23,026	47,268	70,294
Prior years medical claims	2,277	4,242	6,519
Total net payments	25,303	51,510	76,813
Net medical claims payable, end of year	3,025	5,589	8,614
Ceded medical claims payable, end of year	14	19	33
Gross medical claims payable, end of year	$3,039	$5,608	$8,647
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $1,703 shown above for the year ended December 31, 2021 represents an estimate

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
based on paid claim activity from January 1, 2021 to December 31, 2021. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $1,703 redundancy relates to claims incurred in calendar year 2020.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2021, 2020 and 2019, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns has increased estimation uncertainty on our incurred but not reported liability at December 31, 2021. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment during the fourth quarter of 2021 are the primary factors that lead to the increased estimation uncertainty.

	Favorable Developments by Changes in Key Assumptions
	2021	2020	2019
Assumed trend factors	$(1,429)	$(599)	$(325)
Assumed completion factors	(274)	(38)	(175)
Total	$(1,703)	$(637)	$(500)
The favorable development recognized in 2021 resulted primarily from trend factors in late 2020 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.
The favorable development recognized in 2020 resulted primarily from trend factors in late 2019 developing more favorably than originally expected as well as a smaller contribution from completion factor development.
The favorable development recognized in 2019 resulted from trend and completion factors developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2021	2020	2019
Net incurred medical claims:
Commercial & Specialty Business	$27,667	$24,519	$25,752
Government Business	69,448	58,650	52,443
Other	1,622	1,288	—
Total net incurred medical claims	98,737	84,457	78,195
Quality improvement and other claims expense	3,908	3,588	3,591
Benefit expense	$102,645	$88,045	$81,786

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Incurred claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2021, 2020 and 2019 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2019	2020
Claim Years	(Unaudited)	(Unaudited)	2021
2019 & Prior	$28,328	$27,953	$28,249
2020		24,894	24,133
2021			28,132
Total			$80,514
Paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2021, 2020 and 2019 is as follows:

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2019	2020
Claim Years	(Unaudited)	(Unaudited)	2021
2019 & Prior	$25,303	$27,830	$28,216
2020		21,736	23,962
2021			24,502
Total			$76,680
At December 31, 2021, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $33, $171 and $3,630 for the claim years 2019 and prior, 2020 and 2021, respectively.
At December 31, 2021, the cumulative number of reported claims for the Commercial & Specialty Business was 91, 80 and 80 for the claim years 2019 and prior, 2020 and 2021, respectively.
Incurred claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2021, 2020 and 2019 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2019	2020
Claim Years	(Unaudited)	(Unaudited)	2021
2019 & Prior	$57,099	$56,837	$56,537
2020		59,053	58,131
2021			71,045
Total			$185,713

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2021, 2020 and 2019 is as follows:

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2019	2020
Claim Years	(Unaudited)	(Unaudited)	2021
2019 & Prior	$51,510	$56,675	$56,447
2020		51,602	57,884
2021			62,233
Total			$176,564
At December 31, 2021, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $90, $247 and $8,812 for the claim years 2019 and prior, 2020 and 2021, respectively.
At December 31, 2021, the cumulative number of reported claims for the Government Business was 253, 263 and 300 for the claim years 2019 and prior, 2020 and 2021, respectively.
Incurred claims development, net of reinsurance, for Other as of and for the years ended December 31, 2021, 2020 and 2019 is as follows:

Other	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2019	2020
Claim Years	(Unaudited)	(Unaudited)	2021
2019 & Prior	$—	$—	$—
2020		1,486	1,470
2021			1,683
Total			$3,153
Paid claims development, net of reinsurance, for Other as of and for the years ended December 31, 2021, 2020 and 2019 is as follows:

Other	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2019	2020
Claim Years	(Unaudited)	(Unaudited)	2021
2019 & Prior	$—	$—	$—
2020		1,291	1,454
2021			1,421
Total			$2,875
At December 31, 2021, the total of incurred but not reported liabilities plus expected development on reported claims for Other was $0, $16 and $262 for the claim years 2019 and prior, 2020 and 2021, respectively.
At December 31, 2021, the cumulative number of reported claims for Other was 0, 28, and 25 for the claim years 2019 and prior, 2020 and 2021, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2019 and 2020 for our Commercial & Specialty Business, Government Business and Other, is unaudited and presented as supplementary information.
The cumulative number of reported claims for each claim year for our Commercial & Specialty Business, Government Business and Other have been developed using historical data captured by our claim payment systems. The provided claim

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
amounts are not a precise tool for understanding utilization of medical services. They could be impacted by a variety of factors, including changes in provider billing practices, provider reimbursement arrangements, mix of services, benefit design or processing systems. The cumulative number of reported claims has been provided to comply with FASB accounting standards and is not used by management in its claims analysis. Our cumulative number of reported claims may not be comparable to similar measures reported by other health benefits companies.
The reconciliation of the Commercial & Specialty Business, Government Business and Other incurred and paid claims development information for the three years ended December 31, 2021, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of December 31, 2021, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$80,514	$185,713	$3,153	$269,380
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	76,680	176,564	2,875	256,119
Net medical claims payable, end of year	3,834	9,149	278	13,261
Ceded medical claims payable, end of year	13	8	—	21
Insurance lines other than short duration	—	236	—	236
Gross medical claims payable, end of year	$3,847	$9,393	$278	$13,518
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, (collectively, the “FHLBs”). As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2021 and 2020, $275 and $0, respectively, were outstanding under our short-term FHLB borrowings. Outstanding short-term FHLB borrowings at December 31, 2021 had fixed interest rates of 0.180%.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. At each of December 31, 2021 and 2020, $0 was outstanding under our Subsidiary Credit Facilities.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term Debt
The carrying value of long-term debt at December 31, 2021 and 2020 consists of the following:

	2021	2020
Senior unsecured notes:
3.700%, due 2021	$—	$700
2.950%, due 2022	749	749
3.125%, due 2022	850	848
3.300%, due 2023	1,014	1,027
0.450%, due 2023	499	—
3.350%, due 2024	848	847
3.500%, due 2024	797	796
2.375%, due 2025	1,253	1,253
1.500%, due 2026	745	—
3.650%, due 2027	1,592	1,591
4.101%, due 2028	1,251	1,257
2.875%, due 2029	820	819
2.250%, due 2030	1,089	1,089
2.550%, due 2031	992	—
5.950%, due 2034	334	334
5.850%, due 2036	396	396
6.375%, due 2037	364	366
5.800%, due 2040	114	114
4.625%, due 2042	859	873
4.650%, due 2043	974	978
4.650%, due 2044	767	779
5.100%, due 2044	548	565
4.375%, due 2047	1,387	1,387
4.550%, due 2048	839	839
3.700%, due 2049	812	811
3.125%, due 2050	987	987
3.600%, due 2051	1,232	—
4.850%, due 2054	247	247
Surplus note:
9.000%, due 2027	25	25
Senior convertible debentures:
2.750%, due 2042	72	108
Variable rate debt:
Commercial paper program	300	250
Total long-term debt	22,756	20,035
Current portion of long-term debt	(1,599)	(700)
Long-term debt, less current portion	$21,157	$19,335

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
On March 17, 2021, we issued $500 aggregate principal amount of 0.450% Notes due 2023 (the “2023 Notes”), $750 aggregate principal amount of 1.500% Notes due 2026 (the “2026 Notes”), $1,000 aggregate principal amount of 2.550% Notes due 2031 (the “2031 Notes”) and $1,250 aggregate principal amount of 3.600% Notes due 2051 (the “2051 Notes”) under our shelf registration statement. Interest on the 2023 Notes, 2026 Notes, 2031 Notes and 2051 Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2021. We used the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
Additionally, during the year ended December 31, 2021, we repurchased $52 of outstanding principal amount of certain other senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $67. We recognized a loss on extinguishment of debt of $15 for the repurchase of these notes.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The surplus note is an unsecured obligation of Anthem Insurance Companies, Inc. (“Anthem Insurance”), a wholly owned subsidiary, and is subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus note may be made only with the prior approval of the Indiana Department of Insurance (“IDOI”) and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit up to $2,500 and matures in June 2024. On June 3, 2021, we terminated our 364-day senior revolving credit facility, which was scheduled to mature in June 2021 (the “prior 364-Day Facility”), and entered into a new 364-day senior revolving credit facility (the “new 364-Day Facility,” and together with the 5-Year Facility, the “Credit Facilities”) with a group of lenders for general corporate purposes. The new 364-Day Facility provides for credit in the amount of $1,000 and matures in June 2022. Our ability to borrow under these credit facilities is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the applicable credit agreement. As of December 31, 2021, our debt-to-capital ratio, as defined and calculated under the credit facilities, was 38.9%. We do not believe the restrictions contained in any of our credit facility covenants materially affect our financial or operating flexibility. As of December 31, 2021, we were in compliance with all of the debt covenants under these credit facilities. There were no amounts outstanding under the prior 364-Day Facility or the new 364-day Facility at any time during the years ended December 31, 2021 or the year ended December 31, 2020. At December 31, 2021 and December 31, 2020, there were no amounts outstanding under our 5-Year Facility.

We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At December 31, 2021, we had $300 outstanding under our commercial paper program with a weighted-average interest rate of 0.150%. At December 31, 2020, we had $250 outstanding under our commercial paper program with a weighted-average interest rate of 0.160%. Commercial paper borrowings have been classified as long-term debt at December 31, 2021 and 2020, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the senior revolving credit facilities described above.
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
During the year ended December 31, 2021, $54 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $302. We recognized a loss on the extinguishment of debt related to the Debentures of $6, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2020, $56 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $222. We recognized a loss on the extinguishment of debt related to the Debentures of $6, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2019, we repurchased $15 of the aggregate principal balance of the Debentures. In addition, $57 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the repurchases and conversions with cash for total payments of $273. We recognized a loss on the extinguishment of debt related to the Debentures of $2.
As of December 31, 2021, our common stock was last traded at a price of $463.54 per share. If the remaining Debentures had been converted or matured at December 31, 2021, we would have been obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $584. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, has been bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.
The following table summarizes, at December 31, 2021, the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$105
Unamortized debt discount	$32
Net debt carrying amount	$72
Equity component carrying amount	$38
Conversion rate (shares of common stock per $1,000 of principal amount)	14.2080
Effective conversion price (per $1,000 of principal amount)	$70.3829
The remaining amortization period of the unamortized debt discount as of December 31, 2021 is approximately 21 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the years ended December 31, 2021, 2020 and 2019, we recognized $4, $6 and $9, respectively, of interest expense related to the Debentures, of which $3, $5 and $7, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $1, $1 and $2, respectively, represented interest expense resulting from amortization of the debt discount.
Interest paid on our total outstanding debt during 2021, 2020 and 2019 was $822, $794, and $755, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2021 and 2020.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Future maturities of all long-term debt outstanding at December 31, 2021 are as follows: 2022, $1,899; 2023, $1,513; 2024, $1,645; 2025, $1,253; 2026, $745 and thereafter, $15,701.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at December 31, 2021. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

In April 2018, the Court issued an order on the parties’ cross motions for partial summary judgment, determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard® program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. The Court also found that there remain genuine issues of material fact as to whether the defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks. In April 2019, the plaintiffs filed motions for class certification, which defendants opposed.
The BCBSA and Blue plans have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain terms imposing non-monetary obligations including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
local Blue plan. As of December 31, 2021, the liability balance accrued for our estimated payment obligation was $507, net of payments made.
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court. The deadline for objections to the settlement as well as the deadline for those who wish to opt-out from the settlement was in July 2021 and a small number of subscribers submitted valid opt outs by the deadline. The claims deadline was in November 2021 and in excess of eight thousand claims were submitted. A final approval hearing was held in October 2021. The Court took the request for approval under advisement and requested supplemental briefing that has been submitted. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determines the standard of review applicable to providers’ claims. In May 2021, the defendants and provider plaintiffs filed renewed standard of review motions, which are now fully briefed. In June 2021, the parties filed summary judgment motions not critically dependent on class certification, which are now fully briefed and no decision has been rendered. We intend to continue to vigorously defend the provider suit, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
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
In March 2018, the Superior Court denied BCC's motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff's lawsuit. In November 2021, the plaintiff appealed the order granting our motion for summary judgment. Our responding brief is due in February 2022. We estimate that the appeal will be heard some time in 2022. We intend to vigorously defend the appeal of this lawsuit.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. The only remaining claims are for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. Express Scripts’ motion for summary judgment is now fully briefed and no decision has been rendered. We intend to vigorously pursue our claims and defend against any counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs pursued an appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”). In December 2020, the Second Circuit affirmed the trial court’s order dismissing the ERISA complaint. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was denied. Plaintiffs filed a writ of certiorari with the United States Supreme Court, which we opposed. In December 2021, the United States Supreme Court requested that the Solicitor General submit a brief “expressing the views of the United States” as to whether the Court should grant plaintiffs’ writ. We intend to vigorously defend this suit, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Anthem, Inc. in the U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. The motions are fully briefed and no decision has been rendered. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation has focused on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal and Civil Divisions of the DOJ. We are cooperating with the ongoing investigations of the Criminal and Civil Divisions of the DOJ related to these risk adjustment practices, and have entered into a tolling agreement with the Civil Division of the DOJ related to its investigation. We are analyzing the scope of potential data corrections to be submitted to CMS and have begun to submit data corrections to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. In the fourth quarter of 2021, we resolved matters with both groups of sellers related to our indemnity claims for escrowed funds under the HealthSun purchase agreement based on conduct discovered during our investigation.
Other Contingencies
From time to time, we and certain of our subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. We, like Health Maintenance Organizations (“HMOs”) and health insurers generally, exclude certain healthcare and other services from coverage under our HMO, Preferred Provider Organizations and other plans. We are, in the ordinary course of business, subject to the claims of our enrollees arising out of decisions to restrict or deny reimbursement for uncovered services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on us. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable reimbursement of coverage claims.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at December 31, 2021 is approximately $1,051. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2021, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
15. Capital Stock
Stock Incentive Plans
Our Board of Directors has adopted the 2017 Anthem Incentive Compensation Plan (“2017 Incentive Plan”), which has been approved by our shareholders. The term of the 2017 Incentive Plan is such that no awards may be granted on or after May 18, 2027. The 2017 Incentive Plan gives authority to the Compensation Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance units. The 2017 Incentive Plan limits the number of available shares for issuance to 37.5 shares, subject to adjustment as set forth in the 2017 Incentive Plan.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three year installments. Performance units issued in 2021 will vest in 2024, based on certain revenue and earnings targets over the three year period of 2021 to 2023. Performance units issued in 2020 will vest in 2023, based on certain revenue and earnings targets over the three year period of 2020 to 2022. Performance units issued in 2019 will vest in 2022, based on certain revenue and earnings targets over the three year period of 2019 to 2021.
For the years ended December 31, 2021, 2020 and 2019, we recognized share-based compensation expense of $255, $283 and $294, respectively, as well as related tax benefits of $65, $74 and $78, respectively.
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3.1	$230.00
Granted	0.7	315.30
Exercised	(0.7)	201.05
Forfeited or expired	(0.2)	287.81
Outstanding at December 31, 2021	2.9	255.50	6.78	$599
Exercisable at December 31, 2021	1.5	215.40	5.45	$364
The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 amounted to $121, $147 and $188, respectively. We recognized tax benefits of $32, $40 and $52 during the years ended December 31, 2021,

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
2020 and 2019, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2021, 2020 and 2019, we received cash of $148, $129 and $143, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2021, 2020 and 2019 was $287, $335 and $245, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the year ended December 31, 2021 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	1.3	$272.51
Granted	1.0	317.70
Vested	(0.9)	245.48
Forfeited	(0.1)	290.87
Nonvested at December 31, 2021	1.3	299.65
During the year ended December 31, 2021, we granted approximately 0.3 restricted stock units that are contingent upon us achieving certain revenue and earnings targets over the three year period of 2021 to 2023. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2023, based on results in the three year period.
As of December 31, 2021, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units and performance units, amounted to $33 and $165, respectively, which will be amortized over the weighted-average remaining requisite service periods of 10 months and 13 months, respectively.
As of December 31, 2021, there were approximately 15.8 shares of common stock available for future grants under the 2017 Incentive Plan.
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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	1.44%	1.30%	2.69%
Volatility factor	30.00%	26.00%	25.00%
Dividend yield (annual)	1.50%	1.40%	1.00%
Weighted-average expected life (years)	5.50	4.30	4.40

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
The following weighted-average fair values were determined for the years ending December 31, 2021, 2020 and 2019:

	2021	2020	2019
Options granted during the year	$79.91	$54.05	$68.66
Restricted stock awards granted during the year	317.70	272.37	305.88
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount was recognized as compensation expense for the year ended December 31, 2021, based on GAAP guidance. There were 0.1 shares issued during the year ended December 31, 2021. As of December 31, 2021, 4.5 shares were available for issuance under the Stock Purchase Plan.
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
A summary of the cash dividend activity for the years ended December 31, 2021 and 2020 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
April 20, 2021	June 10, 2021	June 25, 2021	1.13	278
July 20, 2021	September 10, 2021	September 24, 2021	1.13	276
October 19, 2021	December 3, 2021	December 21, 2021	1.13	273

Year ended December 31, 2020
January 28, 2020	March 16, 2020	March 27, 2020	$0.95	$240
April 28, 2020	June 10, 2020	June 25, 2020	0.95	242
July 28, 2020	September 10, 2020	September 25, 2020	0.95	238
October 27, 2020	December 7, 2020	December 22, 2020	0.95	234
On January 25, 2022, our Audit Committee declared a quarterly cash dividend to shareholders of $1.28 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2022 to the shareholders of record as of March 10, 2022.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
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
A summary of common stock repurchases for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31
	2021	2020
Shares repurchased	5.1	9.4
Average price per share	$371.46	$286.35
Aggregate cost	$1,900	$2,700
Authorization remaining at end of year	$4,192	$1,092
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 13, “Debt.”

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
16. Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Net unrealized investment gains:
Beginning of year balance	$949	$521	$(159)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $121, $(160), and $(198), respectively	(357)	478	695
Amounts reclassified from accumulated other comprehensive income, net of tax benefit (expense) of $27, $(13), and $(4), respectively	(100)	(50)	(15)
Other comprehensive (loss) income	(457)	428	680
End of year balance	492	949	521

Non-credit components of impairments on investments:
Beginning of year balance	(2)	(2)	(2)
Other comprehensive income, net of tax (expense) benefit of $(1), $0,and $0, respectively	2	—	—
End of year balance	—	(2)	(2)

Net cash flow hedges:
Beginning of year balance	(250)	(262)	(246)
Other comprehensive income (loss), net of tax (expense) benefit of $(3), $(3), and $4, respectively	11	12	(16)
End of year balance	(239)	(250)	(262)

Pension and other postretirement benefits:
Beginning of year balance	(552)	(551)	(577)
Other comprehensive income (loss), net of tax expense of $(36), $(2), and $(9), respectively	123	(1)	26
End of year balance	(429)	(552)	(551)

Foreign currency translation adjustments:
Beginning of year balance	5	(2)	(2)
Other comprehensive (loss) income, net of tax benefit (expense) of $2, $(2), and $0	(9)	7	—
End of year balance	(4)	5	(2)

Total:
Total beginning of year accumulated other comprehensive income (loss)	150	(296)	(986)
Total other comprehensive (loss) income, net of tax benefit (expense) of $110, $(154), and $(199), respectively	(330)	446	690
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $1, $0, and $0, respectively	2	—	—
Total end of year accumulated other comprehensive (loss) income	$(178)	$150	$(296)

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
17. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.
A summary of direct, assumed and ceded premiums earned for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Direct	$113,149	$100,832	$91,131
Assumed	4,298	3,356	3,087
Ceded	(74)	(79)	(45)
Net premiums	$117,373	$104,109	$94,173
Percentage—assumed to net premiums	3.7%	3.2%	3.3%
The difference between written premiums and earned premiums is immaterial in each of the years presented above.
A summary of net premiums earned by segment (see Note 20, “Segment Information”) for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Reportable segments:
Commercial & Specialty Business	$33,209	$31,471	$31,944
Government Business	82,520	71,188	62,229
Other	1,644	1,450	—
Net premiums	$117,373	$104,109	$94,173
The effect of reinsurance on benefit expense for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Direct	$99,007	$85,168	$79,110
Assumed	3,719	2,967	2,733
Ceded	(81)	(90)	(57)
Net benefit expense	$102,645	$88,045	$81,786
 The effect of reinsurance on certain assets and liabilities at December 31, 2021 and 2020 is as follows:

	2021	2020
Policy liabilities, assumed	$500	$490
Unearned income, assumed	96	85
Premiums payable, ceded	14	12
Premiums receivable, assumed	248	347

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 13 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets	Other noncurrent assets	$628	$646
Lease liabilities, current	Other current liabilities	133	110
Lease liabilities, noncurrent	Other noncurrent liabilities	864	847

	Years Ended December 31
	2021	2020	2019
Lease Expense
Operating lease expense	$261	$438	$198
Short-term lease expense	45	50	46
Sublease income	(4)	(9)	(16)
Total lease expense	$302	$479	$228
Our activities as disclosed in Note 4, “Business Optimization Initiatives”, include reducing our office space footprint. As a result, we performed an interim impairment test during the years ended December 31, 2021 and 2020 and recorded impairment charges of $136 and $258, respectively, for impairment and abandonment of ROU assets which are included in the operating lease expense shown above.

	Years Ended December 31
	2021	2020
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$198	$207
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$334	$384
Weighted average remaining lease term in years, operating leases	7	7
Weighted average discount rate, operating leases	2.69%	3.21%
At December 31, 2021, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2022	$211
2023	193
2024	165
2025	126
2026	90
Thereafter	307
Total future minimum payments	$1,092
Less imputed interest	(95)
Total lease liabilities	$997

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
19. Earnings per Share
The denominator for basic and diluted earnings per share at December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Denominator for basic earnings per share—weighted-average shares	243.8	250.8	255.5
Effect of dilutive securities—employee stock options, non-vested restricted stock awards, convertible debentures and equity units	3.0	3.5	4.8
Denominator for diluted earnings per share	246.8	254.3	260.3
During the years ended December 31, 2021, 2020 and 2019, weighted-average shares related to certain stock options of 0.2, 1.2 and 0.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the years ended December 31, 2021, 2020 and 2019, we issued approximately 0.3, 0.3 and 0.2 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2021 contingent restricted stock units are being measured over the three year period of 2021 through 2023, the 2020 contingent restricted stock units are being measured over the three year period of 2020 through 2022 and the 2019 contingent restricted stock units are being measured over the three year period of 2019 through 2021. Contingent restricted stock units generally vest in March of the year following each measurement period.
20. Segment Information
Beginning in 2020, IngenioRx met the quantitative threshold for a reportable segment based on the FASB guidance. The results of our operations are now described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
Our Commercial & Specialty Business segment offers plans and services to our Individual, Group risk-based, Group fee-based and BlueCard® members. The Commercial & Specialty Business segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as dental, vision, life, disability and supplemental health insurance benefits.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services (“NGS”) and services provided to the federal government in connection with the FEHB business.
Our IngenioRx segment includes our PBM business. IngenioRx markets and offers PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. IngenioRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities.
Our Other segment includes our Diversified Business Group, which is our health services business focused on lowering the cost and improving the quality of healthcare by enabling and creating new care delivery and payment models, with a special emphasis on serving those with complex and chronic conditions. This segment also includes certain eliminations and corporate expenses not allocated to our other reportable segments.
We define operating revenues to include premium income, product revenue and administrative fees and other revenues. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefit and pharmacy products and services. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense.
Affiliated revenues represent revenues or costs for services provided to our subsidiaries by IngenioRx and our Diversified Business Group, as well as certain back-office services provided by our international businesses, and are recorded at cost or management’s estimate of fair market value. These affiliated revenues are eliminated in consolidation.

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
Through our participation in various federal government programs, we generated approximately 20.7%, 20.3% and 20.7% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2021, 2020, and 2019, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in the aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net gains (losses) on financial instruments, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes and assets and liabilities on a consolidated basis, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
For our 2019 segment reporting, operating gain generated from IngenioRx activities was allocated and included in our Commercial & Specialty Business and Government Business based upon their utilization of those services, which aligns with the method by which we assessed the 2019 operating performance of our reportable segments. Beginning January 1, 2020, we are managing the operating performance of each of our segments on a standalone basis. Prior year 2019 allocations were not restated to conform to the 2020 presentation; however, operating margins for IngenioRx were approximately 8% in 2019.

Financial data by reportable segment for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Year ended December 31, 2021
Operating revenue - unaffiliated	$38,809	$82,919	12,655	$2,560	$—	$136,943
Operating revenue - affiliated	—	—	12,776	7,690	(20,466)	—
Operating gain (loss)	2,753	3,061	1,684	(9)	—	7,489
Depreciation and amortization of property and equipment	—	—	—	668	—	668
Year ended December 31, 2020
Operating revenue - unaffiliated	$36,699	$71,572	10,384	$2,153	$—	$120,808
Operating revenue - affiliated	—	—	11,527	3,904	(15,431)	—
Operating gain (loss)	2,681	2,444	1,361	(126)	—	6,360
Depreciation and amortization of property and equipment	—	—	—	638	—	638
Year ended December 31, 2019
Operating revenue - unaffiliated	$37,421	$62,632	2,007	$1,081	$—	$103,141
Operating revenue - affiliated	—	—	3,395	1,212	(4,607)	—
Operating gain (loss)	4,032	2,056	—	(89)	—	5,999
Depreciation and amortization of property and equipment	—	—	—	675	—	675

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
 The major product revenues for each of the reportable segments for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Commercial & Specialty Business
Managed care products	$31,564	$29,815	$30,311
Managed care services	5,711	5,296	5,451
Dental/Vision products and services	1,363	1,231	1,302
Other	171	357	357
Total Commercial & Specialty Business	38,809	36,699	37,421
Government Business
Managed care products	82,519	71,188	62,229
Managed care services	400	384	403
Total Government Business	82,919	71,572	62,632
IngenioRx
Pharmacy products and services	25,431	21,911	5,402
Other
Integrated health services	9,645	5,787	2,149
Other	605	270	144
Total Other Business	10,250	6,057	2,293
Eliminations
Eliminations	(20,466)	(15,431)	(4,607)
Total product revenues	$136,943	$120,808	$103,141
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Reportable segments’ operating revenues	$136,943	$120,808	$103,141
Net investment income	1,378	877	1,005
Net gains on financial instruments	318	182	67
Total revenues	$138,639	$121,867	$104,213

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Reportable segments’ operating gain	$7,489	$6,360	$5,999
Net investment income	1,378	877	1,005
Net gains on financial instruments	318	182	67
Interest expense	(798)	(784)	(746)
Amortization of other intangible assets	(441)	(361)	(338)
Loss on extinguishment of debt	(21)	(36)	(2)
Income before income tax expense	$7,925	$6,238	$5,985
21. Related Party Transactions
We have an equity investment in APC Passe, LLC, which offers Medicaid products in Arkansas. During the years ended December 31, 2021 and 2020, in the normal course of business, we assumed premiums of $462 and $446, respectively, from APC Passe, LLC, which is included in our total assumed premiums (see Note 17, “Reinsurance”).
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2021 and 2020, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator.
The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately 6,962 and $5,800 as of December 31, 2021 and 2020, respectively. The tangible net equity required for the DMHC regulated entities was approximately $690 and $600 as of December 31, 2021 and 2020, respectively. Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was 16,178 and $13,717 at December 31, 2021 and 2020, respectively. GAAP equity of the DMHC regulated entities was $3,886 and $3,851 at December 31, 2021 and 2020, respectively.
Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the DMHC. During 2021, our insurance and HMO

Anthem, Inc.
Notes to Consolidated Financial Statements (continued)
subsidiaries paid aggregate cash dividends of $3,134 to the parent company, including cash dividends which required prior approval from regulatory authorities. We currently estimate that approximately $3,000 of dividends will be paid to the parent company in 2022.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2021. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its acquisitions of myNEXUS, Inc. and MMM Holdings, LLC on April 28, 2021 and June 29, 2021, respectively. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of December 31, 2021 did not include the Internal Control of myNEXUS, Inc. and MMM Holdings, LLC, which are included in the Company's consolidated financial statements as of December 31, 2021. Such operations of myNEXUS, Inc. and MMM Holdings, LLC constituted 5% and 11% of the Company’s total assets and net assets, respectively, as of December 31, 2021, and 2% and 0% of the Company's total revenues and net income for the year then ended.

Based on management’s assessment, which excluded assessments of Internal Control of myNEXUS, Inc. and MMM Holdings, LLC, management has concluded that the Company’s Internal Control was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2021, and has also issued an audit report dated February 16, 2022, on the effectiveness of the Company’s Internal Control as of December 31, 2021, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ JOHN E. GALLINA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Anthem, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Anthem, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Anthem, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of myNEXUS, Inc. and MMM Holdings, LLC, which are included in the 2021 consolidated financial statements of the Company and constituted 5% and 11% of total and net assets, respectively, as of December 31, 2021 and 2% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include evaluations of the internal control over financial reporting of myNEXUS, Inc. and MMM Holdings, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Anthem, Inc. as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
/s/    Ernst & Young LLP
Indianapolis, Indiana
February 16, 2022

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers is included in Part I, Item 1, “Business - Information about our Executive Officers.” The information required by this Item concerning our Directors and nominees for Director, information about our Audit Committee members and financial expert(s), disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation and Talent Committee Report and CEO Pay Ratio disclosure are incorporated herein by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under our equity compensation plans as of December 31, 2021 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2021	4,797,556	$255.49	20,283,759

1We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.
2Includes shares that may be issued under the Anthem Incentive Compensation Plan and the Anthem 2017 Incentive Compensation Plan pursuant to the following outstanding awards: 2,878,054 stock options, 600,636 unvested restricted stock units, and 1,318,866 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).
3Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.
4Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”. Includes 15,811,636 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the Anthem 2017 Incentive Compensation Plan at December 31, 2021. Includes 4,472,123 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2021.
 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2022 Annual Meeting of

Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and Director independence is incorporated herein by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

	(c)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(d)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

Exhibit Number	Exhibit

	(e)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(f)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(g)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(h)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(i)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(j)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(k)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

	(a)	Form of 2.950% Notes due 2022, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(d)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(e)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(f)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(g)	Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(h)	Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(i)	Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(j)	Form of 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

Exhibit Number		Exhibit

		(k)	Form of 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

		(l)	Form of 0.450% Notes due 2023, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

		(m)	Form of 1.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

		(n)	Form of 2.550% Notes due 2031, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

		(o)	Form of 3.600% Notes due 2051, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

4.7		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

4.8
Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b)
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

(c)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2019, incorporated by reference to Exhibit 10.2(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(d)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2019, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(e)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2019, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Exhibit Number		Exhibit

(f)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2020, incorporated by reference to Exhibit 10.2(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(g)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2020, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(h)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2020, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(i)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2021, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

(j)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2021, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

(k)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2021, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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
Anthem, Inc. Directed Executive Compensation Plan amended effective January 1, 2020, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

		(b)	Form of Employment Agreement between the Company and Gail Boudreaux, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

Exhibit Number		Exhibit

(c)
Form of Employment Agreement between the Company and each of the following: Charles Morgan Kendrick, Felicia F. Norwood, and Blair W. Todt incorporated by reference to Exhibit 10.9(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.11		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 23, 2021.

10.12		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 23, 2021.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Anthem, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.
(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant

Anthem, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$630	$700
Fixed maturity securities (amortized cost of $512 and $594; allowance for credit losses of $1 and $0)	515	608
Equity securities	49	439
Other receivables	40	41
Net due from subsidiaries	446	—
Other current assets	655	800
Total current assets	2,335	2,588
Other invested assets	808	664
Property and equipment, net	207	209
Deferred tax assets, net	77	391
Investments in subsidiaries	56,375	51,739
Other noncurrent assets	265	211
Total assets	$60,067	$55,802
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$559	$429
Net due to subsidiaries	—	1,239
Current portion of long-term debt	1,599	700
Other current liabilities	344	494
Total current liabilities	2,502	2,862
Long-term debt, less current portion	21,132	19,310
Other noncurrent liabilities	373	431
Total liabilities	24,007	22,603
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 241,770,746 and 245,401,430	2	3
Additional paid-in capital	9,148	9,244
Retained earnings	27,088	23,802
Accumulated other comprehensive (loss) income	(178)	150
Total shareholders’ equity	36,060	33,199
Total liabilities and shareholders’ equity	$60,067	$55,802

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2021	2020	2019
Revenues
Net investment income	$6	$65	$81
Net gains (losses) on financial instruments	6	28	(85)
Administrative fees and other revenue	24	22	22
Total revenues	36	115	18
Expenses
General and administrative expense	119	169	88
Interest expense	794	779	723
Loss on extinguishment of debt	21	36	2
Total expenses	934	984	813
Loss before income tax credits and equity in net income of subsidiaries	(898)	(869)	(795)
Income tax credits	(244)	(386)	(251)
Equity in net income of subsidiaries	6,758	5,055	5,351
Shareholders’ net income	$6,104	$4,572	$4,807

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2021	2020	2019
Shareholders' net income	$6,104	$4,572	$4,807
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(455)	428	680
Change in non-credit component of impairment losses on investments	2	—	—
Change in net unrealized gains/losses on cash flow hedges	11	12	(16)
Change in net periodic pension and postretirement costs	123	(1)	26
Foreign currency translation adjustments	(9)	7	—
Other comprehensive (loss) income	(328)	446	690
Total shareholders’ comprehensive income	$5,776	$5,018	$5,497

See accompanying notes.

Anthem, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2021	2020	2019
Net cash provided by operating activities	$2,038	$4,810	$2,411
Investing activities
Purchases of investments	(2,059)	(2,729)	(9,682)
Proceeds from sales, maturities, calls and redemptions of investments	2,449	2,593	9,457
Issuance of note to subsidiary	(1,500)	—	—
Capitalization of subsidiaries	(807)	(2,460)	(232)
Changes in securities lending collateral	173	(234)	18
Purchases of property and equipment, net of sales	(77)	(107)	(54)
Other, net	—	11	—
Net cash used in investing activities	(1,821)	(2,926)	(493)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	50	(150)	(297)
Proceeds from long-term borrowings	3,462	2,484	2,473
Repayments of long-term borrowings	(1,068)	(1,932)	(1,123)
Changes in securities lending payable	(173)	234	(18)
Repurchase and retirement of common stock	(1,900)	(2,700)	(1,701)
Cash dividends	(1,158)	(1,000)	(856)
Proceeds from issuance of common stock under employee stock plans	203	176	187
Taxes paid through withholding of common stock under employee stock plans	(102)	(128)	(84)
Other, net	399	14	29
Net cash used in financing activities	(287)	(3,002)	(1,390)
Change in cash and cash equivalents	(70)	(1,118)	528
Cash and cash equivalents at beginning of year	700	1,818	1,290
Cash and cash equivalents at end of year	$630	$700	$1,818

See accompanying notes.

Anthem, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2021
(In Millions, Except Per Share Data)

1. Basis of Presentation and Significant Accounting Policies
In the parent company only financial statements of Anthem, Inc. (“Anthem”), Anthem’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. Anthem’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.
Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Anthem.
Anthem’s parent company only financial statements should be read in conjunction with Anthem’s audited consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Subsidiary Transactions
Dividends from Subsidiaries
Anthem received cash dividends from subsidiaries of $3,134, $3,618 and $3,790 during 2021, 2020 and 2019, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Anthem own shares of Anthem common stock. Anthem paid cash dividends to subsidiaries related to these shares of common stock in the amount of $54, $46 and $38 during 2021, 2020 and 2019, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $3,271, $2,460 and $232 during 2021, 2020 and 2019, respectively.
Amounts Due From and To Subsidiaries
At December 31, 2021 and 2020, Anthem reported amounts due from and to subsidiaries of $446 and $1,239, respectively. The amounts due from subsidiaries primarily include amounts for allocated administrative expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
On June 29, 2021 Anthem entered into a short-term loan agreement with a subsidiary for the amount of $1,500, which is also included in amounts due from subsidiaries.
Guarantees on Behalf of Subsidiaries
Anthem guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $530 at December 31, 2021. There were no payments made on these guarantees in 2021.
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
Dated: February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 16, 2022
Gail K. Boudreaux
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2022
John E. Gallina
/s/ RONALD W. PENCZEK	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 16, 2022
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 16, 2022
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 16, 2022
R. Kerry Clark
/s/ SUSAN D. DEVORE	Director	February 16, 2022
Susan D. DeVore
/s/ ROBERT L. DIXON, JR.	Director	February 16, 2022
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 16, 2022
Lewis Hay III
/s/ BAHIJA JALLAL	Director	February 16, 2022
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 16, 2022
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 16, 2022
Ramiro G. Peru
/s/ RYAN M. SCHNEIDER	Director	February 16, 2022
Ryan M. Schneider