Form 10-Q
period 2022-03-31
Anthem, Inc.
filed 2022-04-20
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 13, 2022, 241,084,780 shares of the Registrant’s Common Stock were outstanding.

Anthem, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Anthem, Inc.
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,161	$4,880
Fixed maturity securities (amortized cost of $26,971 and $25,641; allowance for credit losses of $13 and $6)	26,219	26,267
Equity securities	1,662	1,881
Premium receivables	7,349	5,681
Self-funded receivables	3,979	4,010
Other receivables	3,334	3,749
Other current assets	5,193	4,654
Total current assets	53,897	51,122
Long-term investments:
Fixed maturity securities (amortized cost of $612 and $616; allowance for credit losses of $0 and $0)	596	632
Other invested assets	5,365	5,225
Property and equipment, net	3,986	3,919
Goodwill	24,251	24,228
Other intangible assets	10,588	10,615
Other noncurrent assets	1,803	1,719
Total assets	$100,486	$97,460

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$14,713	$13,518
Other policyholder liabilities	5,396	5,521
Unearned income	1,210	1,153
Accounts payable and accrued expenses	5,493	4,970
Short-term borrowings	275	275
Current portion of long-term debt	3,097	1,599
Other current liabilities	9,549	7,849
Total current liabilities	39,733	34,885
Long-term debt, less current portion	19,883	21,157
Reserves for future policy benefits	811	802
Deferred tax liabilities, net	2,349	2,805
Other noncurrent liabilities	1,679	1,683
Total liabilities	64,455	61,332
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 241,140,929 and 241,770,746	2	2
Additional paid-in capital	9,151	9,148
Retained earnings	28,058	27,088
Accumulated other comprehensive loss	(1,236)	(178)
Total shareholders’ equity	35,975	36,060
Noncontrolling interests	56	68
Total equity	36,031	36,128
Total liabilities and equity	$100,486	$97,460

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2022	2021
Revenues
Premiums	$32,785	$27,676
Product revenue	3,301	2,737
Administrative fees and other revenue	1,800	1,685
Total operating revenue	37,886	32,098
Net investment income	360	291
Net losses on financial instruments	(151)	(4)
Total revenues	38,095	32,385
Expenses
Benefit expense	28,215	23,699
Cost of products sold	2,883	2,313
Selling, general and administrative expense	4,341	3,925
Interest expense	201	192
Amortization of other intangible assets	129	80
Total expenses	35,769	30,209
Income before income tax expense	2,326	2,176
Income tax expense	531	509
Net income	1,795	1,667
Net loss (income) attributable to noncontrolling interests	10	(2)
Shareholders’ net income	$1,805	$1,665
Shareholders’ net income per share
Basic	$7.48	$6.80
Diluted	$7.39	$6.71
Dividends per share	$1.28	$1.13

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2022	2021
Net income	$1,795	$1,667
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(1,069)	(362)
Change in non-credit component of impairment losses on investments	(1)	1
Change in net unrealized gains/losses on cash flow hedges	3	4
Change in net periodic pension and postretirement costs	7	10
Foreign currency translation adjustments	(3)	—
Other comprehensive loss	(1,063)	(347)
Net loss (income) attributable to noncontrolling interests	10	(2)
Other comprehensive loss attributable to noncontrolling interests	5	2
Total shareholders’ comprehensive income	$747	$1,320

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2022	2021
Operating activities
Net income	$1,795	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	151	4
Equity in net earnings of other invested assets	(153)	(108)
Depreciation and amortization	358	282
Deferred income taxes	(92)	31
Share-based compensation	50	64
Changes in operating assets and liabilities:
Receivables, net	(1,348)	(1,258)
Other invested assets	7	(20)
Other assets	(353)	(288)
Policy liabilities	1,075	1,455
Unearned income	57	(119)
Accounts payable and other liabilities	428	358
Income taxes	568	438
Other, net	(2)	(1)
Net cash provided by operating activities	2,541	2,505
Investing activities
Purchases of investments	(5,050)	(6,978)
Proceeds from sale of investments	3,047	4,650
Maturities, calls and redemptions from investments	1,209	998
Changes in securities lending collateral	(441)	(731)
Purchases of subsidiaries, net of cash acquired	(61)	(27)
Purchases of property and equipment	(254)	(204)
Other, net	(28)	(15)
Net cash used in investing activities	(1,578)	(2,307)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	225	(250)
Proceeds from long-term borrowings	—	3,462
Repayments of long-term borrowings	(14)	—
Changes in securities lending payable	441	731
Repurchase and retirement of common stock	(545)	(447)
Cash dividends	(309)	(277)
Proceeds from issuance of common stock under employee stock plans	76	89
Taxes paid through withholding of common stock under employee stock plans	(86)	(91)
Other, net	534	171
Net cash provided by financing activities	322	3,388
Effect of foreign exchange rates on cash and cash equivalents	(4)	(1)
Change in cash and cash equivalents	1,281	3,585
Cash and cash equivalents at beginning of period	4,880	5,741
Cash and cash equivalents at end of period	$6,161	$9,326

See accompanying notes.

Anthem, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2021 (audited)	241.8	$2	$9,148	$27,088	$(178)	$68	$36,128
Adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(23)	—	—	(23)
January 1, 2022	241.8	2	9,148	27,065	(178)	68	36,105
Net income	—	—	—	1,805	—	(10)	1,795
Other comprehensive loss	—	—	—	—	(1,058)	(5)	(1,063)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.2)	—	(45)	(500)	—	—	(545)
Dividends and dividend equivalents	—	—	—	(312)	—	—	(312)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	39	—	—	—	39
Convertible debenture repurchases, conversions and tax adjustments	—	—	9	—	—	—	9
March 31, 2022	241.1	$2	$9,151	$28,058	$(1,236)	$56	$36,031

January 1, 2021	245.4	$3	$9,244	$23,802	$150	$—	$33,199
Net income	—	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	—	(345)	(2)	(347)
Accumulated noncontrolling interest	—	—	—	—	—	65	65
Repurchase and retirement of common stock	(1.4)	(1)	(53)	(393)	—	—	(447)
Dividends and dividend equivalents	—	—	—	(281)	—	—	(281)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	62	—	—	—	62
March 31, 2021	244.9	$2	$9,253	$24,793	$(195)	$65	$33,918

See accompanying notes.

Anthem, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2022
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.     Organization
References to the terms “we,” “our,” “us” or “Anthem” used throughout these Notes to Consolidated Financial Statements refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires. On March 10, 2022, we announced our intent to change our name to better reflect our business and our journey from a traditional health benefits organization to a lifetime, trusted health partner. At our annual meeting of shareholders on May 18, 2022, our shareholders will vote on a proposed amendment to our amended and restated articles of incorporation to change our name to Elevance Health, Inc. Shareholders of record on March 17, 2022 are entitled to vote. If approved by our shareholders, we expect the name change to occur in the second quarter of 2022.
We are one of the largest health benefits companies in the United States in terms of medical membership, serving nearly 47 million medical members through our affiliated health plans as of March 31, 2022. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to our subsidiary health plans and also unaffiliated health plans, including pharmacy benefits management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. We offer PBM services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2021 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 have been recorded. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $162 and $173 at March 31, 2022 and December 31, 2021, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $140 and $142 at March 31, 2022 and December 31, 2021, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from self-funded customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $53 and $50 at March 31, 2022 and December 31, 2021, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income, and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $698 and $648 at March 31, 2022 and December 31, 2021, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2022. For the three months ended March 31, 2022 and 2021, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
In October 2020, the FASB issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”). The amendments in ASU 2020-08 clarify when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. ASU 2020-08 became effective for interim and annual reporting periods beginning after December 15, 2020. The amendments were to be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We adopted ASU 2020-08 on January 1, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting

for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments became effective for our annual and interim reporting periods beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease to our deferred tax liabilities of $8, and a corresponding cumulative-effect reduction to our opening retained earnings of $23; the amounts are not material to our overall consolidated financial position. The adoption of ASU 2020-06 did not have an impact on our results of operations or our consolidated cash flows. Use of the if-converted method did not have an impact on our overall earnings per share calculation.
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
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2021 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.
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

Completed Acquisitions
Acquisitions completed during the year ended December 31, 2021, for which the initial accounting was not finalized as of March 31, 2022, included myNEXUS, Inc. (“myNEXUS”), a comprehensive home-based nursing management company for payors, and MMM Holdings, LLC (“MMM”), including its Medicare Advantage plan, Medicaid plan and other affiliated companies. As of March 31, 2022, the purchase price of each transaction was allocated to the tangible and intangible net assets acquired based on management’s final estimates of their fair values, of which $1,577 has been allocated to finite-lived intangible assets, $20 to indefinite-lived intangible assets, and $2,525 to goodwill. The majority of goodwill is not deductible for income tax purposes. Adjustments to goodwill arising from contractual purchase price adjustments and subsequent adjustments made to the assets acquired or liabilities assumed during the quarter ended March 31, 2022 were $4.
4.    Business Optimization Initiatives
Provided below is a summary of the activity, by reportable segment, related to the liability for employee termination costs previously incurred in connection with our enterprise-wide business optimization initiatives introduced in 2020.

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liability for employee termination costs at January 1, 2022	$61	$57	$1	$3	$122
Payments	(5)	(5)	—	—	(10)
Liability for employee termination costs at March 31, 2022	$56	$52	$1	$3	$112
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
Although not material to our consolidated results of operations, during the three months ended March 31, 2022, we recorded a combination of credit losses, losses on sale of fixed maturity securities and impairments related to our exposure resulting from investments in Russia and Ukraine. These items are reflected in the tables presented below. At March 31, 2022, our remaining holdings of Russia and Ukraine fixed maturity securities were not material.

A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2022 and December 31, 2021 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

March 31, 2022
Fixed maturity securities:
United States Government securities	$2,145	$—	$(78)	$—	$2,067
Government sponsored securities	54	2	(2)	—	54
Foreign government securities	343	2	(25)	(3)	317
States, municipalities and political subdivisions	5,369	84	(126)	—	5,327
Corporate securities	12,361	104	(491)	(8)	11,966
Residential mortgage-backed securities	4,262	18	(174)	(2)	4,104
Commercial mortgage-backed securities	82	1	(4)	—	79
Other securities	2,967	13	(79)	—	2,901
Total fixed maturity securities	$27,583	$224	$(979)	$(13)	$26,815
December 31, 2021
Fixed maturity securities:
United States Government securities	$1,443	$7	$(18)	$—	$1,432
Government sponsored securities	65	4	(1)	—	68
Foreign government securities	353	7	(13)	—	347
States, municipalities and political subdivisions	5,321	310	(10)	—	5,621
Corporate securities	12,044	401	(78)	(4)	12,363
Residential mortgage-backed securities	4,059	75	(35)	(2)	4,097
Commercial mortgage-backed securities	65	2	(3)	—	64
Other securities	2,907	24	(24)	—	2,907
Total fixed maturity securities	$26,257	$830	$(182)	$(6)	$26,899

For fixed maturity securities in an unrealized loss position at March 31, 2022 and December 31, 2021, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2022
Fixed maturity securities:
United States Government securities	86	$1,801	$(66)	20	$149	$(12)
Government sponsored securities	25	21	(1)	1	1	(1)
Foreign government securities	233	205	(15)	95	54	(10)
States, municipalities and political subdivisions	1,140	2,088	(123)	23	25	(3)
Corporate securities	3,616	7,520	(423)	532	620	(68)
Residential mortgage-backed securities	1,547	3,142	(137)	184	419	(37)
Commercial mortgage-backed securities	21	51	(1)	5	9	(3)
Other securities	746	2,240	(70)	84	183	(9)
Total fixed maturity securities	7,414	$17,068	$(836)	944	$1,460	$(143)
December 31, 2021
Fixed maturity securities:
United States Government securities	51	$990	$(11)	27	$176	$(7)
Government sponsored securities	—	—	—	1	1	(1)
Foreign government securities	188	143	(8)	68	41	(5)
States, municipalities and political subdivisions	281	634	(9)	8	16	(1)
Corporate securities	1,846	3,310	(57)	403	485	(21)
Residential mortgage-backed securities	692	1,967	(26)	125	173	(9)
Commercial mortgage-backed securities	2	4	(1)	4	8	(2)
Other securities	511	1,707	(19)	50	85	(5)
Total fixed maturity securities	3,571	$8,755	$(131)	686	$985	$(51)
Below are discussions by security type for unrealized losses and credit losses as of March 31, 2022:
Foreign government securities: An allowance for credit loss was established on certain foreign government securities related to Russia and the Ukraine. The ongoing Russian/Ukrainian conflict and the uncertainties around future ability to collect payment, as well as a significant decline in fair value, were factors indicating a credit loss. No other foreign government securities had material unrealized losses or qualitative factors to indicate a credit loss.
Corporate securities: An allowance for credit losses on consumer-driven and financial sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to the COVID-19 pandemic and increasing interest rates; however, qualitative factors did not indicate a credit loss as of March 31, 2022. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.

Residential mortgage-backed securities: An allowance for credit loss was established on certain residential mortgage-backed securities. Notification of maturity and coupon default, as well as a significant and sustained decline in fair value, were factors to indicate a credit loss. Unrealized losses on our other residential mortgage-backed securities were largely due to market conditions and rising interest rates; however, qualitative factors did not indicate a credit loss. We do not intend to sell these investments and it is likely we will not be required to sell these investments prior to maturity or recovery of amortized cost.
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
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three months March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Foreign government securities	Corporate securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$—	$4	$2	$6
Additions for securities for which no previous expected credit losses were recognized	3	4	—	7
Total allowance for credit losses, ending balance	$3	$8	$2	$13

	Three Months Ended March 31, 2021
	Corporate securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$7	$—	$7
Additions for securities for which no previous expected credit losses were recognized	1	—	1
(Decreases) increases to the allowance for credit losses on securities	(2)	2	—
Total allowance for credit losses, ending balance	$6	$2	$8
The amortized cost and fair value of fixed maturity securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,257	$1,254
Due after one year through five years	6,686	6,569
Due after five years through ten years	9,225	8,905
Due after ten years	6,071	5,904
Mortgage-backed securities	4,344	4,183
Total fixed maturity securities	$27,583	$26,815

During the three months ended March 31, 2022 and 2021, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $3,646 and $5,323, respectively.
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
Equity Securities
A summary of marketable equity securities at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Equity securities:
Exchange traded funds	$1,539	$1,750
Common equity securities	24	42
Private equity securities	99	89
Total	$1,662	$1,881
Other Invested Assets
Other invested assets include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, mortgage loans and the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Financial information for certain of these investments are reported on a one or three month lag due to the timing of when we receive financial information from the companies.
Investment Gains and Losses
Net investment gains (losses) for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31
	2022	2021
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$20	$56
Gross realized losses from sales	(78)	(12)
Impairment losses recognized in income	(20)	(1)
Net realized (losses) gains from sales of fixed maturity securities	(78)	43
Equity securities:
Unrealized losses recognized on equity securities still held at the end of the period	(71)	(40)
Net realized losses recognized on equity securities sold during the period	(14)	(26)
Net losses on equity securities	(85)	(66)
Other investments:
Gross gains	23	5
Gross losses	(30)	—
Impairment losses recognized in income	(4)	(8)
Net losses on other investments	(11)	(3)
Net losses on investments	$(174)	$(26)

Accrued Investment Income
At March 31, 2022 and December 31, 2021, accrued investment income totaled $185 and $205, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,596 and $2,155 at March 31, 2022 and December 31, 2021, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of March 31, 2022 and December 31, 2021. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At March 31, 2022 and December 31, 2021, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,408 and $1,874, respectively, of United States Government securities for $184 and $281, respectively, and of Other securities for $4 and $0, respectively.
6.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR or the Secured Overnight Financing Rate (“SOFR”). Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current assets,” or “Other noncurrent assets,” or “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $236 and $239 at March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, we recognized net gains on non-hedging derivatives of $23 and $22, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 is as follows:

	Level I	Level II	Level III	Total
March 31, 2022
Assets:
Cash equivalents	$2,831	$—	$—	$2,831
Fixed maturity securities, available-for-sale:
United States Government securities	—	2,067	—	2,067
Government sponsored securities	—	54	—	54
Foreign government securities	—	317	—	317
States, municipalities and political subdivisions, tax-exempt	—	5,327	—	5,327
Corporate securities	—	11,625	341	11,966
Residential mortgage-backed securities	—	4,100	4	4,104
Commercial mortgage-backed securities	—	79	—	79
Other securities	—	2,864	37	2,901
Total fixed maturity securities, available-for-sale	—	26,433	382	26,815
Equity securities:
Exchange traded funds	1,539	—	—	1,539
Common equity securities	8	16	—	24
Private equity securities	—	—	99	99
Total equity securities	1,547	16	99	1,662
Other invested assets - common equity securities	126	—	—	126
Securities lending collateral	—	2,596	—	2,596
Derivatives - other assets	—	9	—	9
Total assets	$4,504	$29,054	$481	$34,039
Liabilities:
Derivatives - other liabilities	$—	$(19)	$—	$(19)
Total liabilities	$—	$(19)	$—	$(19)

December 31, 2021
Assets:
Cash equivalents	$2,415	$—	$—	$2,415
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,432	—	1,432
Government sponsored securities	—	68	—	68
Foreign government securities	—	347	—	347
States, municipalities and political subdivisions, tax-exempt	—	5,621	—	5,621
Corporate securities	—	12,027	336	12,363
Residential mortgage-backed securities	—	4,092	5	4,097
Commercial mortgage-backed securities	—	64	—	64
Other securities	—	2,888	19	2,907
Total fixed maturity securities, available-for-sale	—	26,539	360	26,899
Equity securities:
Exchange traded funds	1,750	—	—	1,750
Common equity securities	8	34	—	42
Private equity securities	—	—	89	89
Total equity securities	1,758	34	89	1,881
Other invested assets - common equity securities	138	—	—	138
Securities lending collateral	—	2,155	—	2,155
Derivatives - other assets	—	19	—	19
Total assets	$4,311	$28,747	$449	$33,507
Liabilities:
Derivatives - other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2022 and 2021 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended March 31, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains (losses):
Recognized in net income	1	—	—	3	4
Recognized in accumulated other comprehensive (loss) income	(2)	(1)	1	—	(2)
Purchases	46	—	17	8	71
Sales	(7)	—	—	(1)	(8)
Settlements	(33)	—	—	—	(33)
Ending balance at March 31, 2022	$341	$4	$37	$99	$481
Change in unrealized gains (losses) included in net income related to assets still held at March 31, 2022	$—	$—	$—	$3	$3

Three Months Ended March 31, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains:
Recognized in net income	—	—	—	8	8
Recognized in accumulated other comprehensive (loss) income	3	—	—	—	3
Purchases	39	—	—	—	39
Sales	(2)	—	—	(3)	(5)
Settlements	(41)	—	—	—	(41)
Ending balance at March 31, 2021	$324	$2	$5	$65	$396
Change in unrealized gains (losses) included in net income related to assets still held at March 31, 2021	$—	$—	$—	$8	$8

There were no individually material transfers into or out of Level III during the three months ended March 31, 2022 or 2021.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisitions of myNEXUS and MMM during the second quarter of 2021. The net assets acquired in our acquisitions of myNEXUS and MMM and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of myNEXUS and MMM were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of myNEXUS and MMM described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022 or 2021.
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

Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2022 or 2021.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value in our consolidated balance sheets:
Other invested assets: Other invested assets include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations and mortgage loans, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Mortgage loans are carried at amortized cost, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2022 and December 31, 2021 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2022
Assets:
Other invested assets	$5,239	$—	$—	$5,239	$5,239
Liabilities:
Debt:
Short-term borrowings	275	—	275	—	275
Commercial paper	525	—	525	—	525
Notes	22,354	—	23,030	—	23,030
Convertible debentures	102	—	730	—	730

December 31, 2021
Assets:
Other invested assets	$5,087	$—	$—	$5,087	$5,087
Liabilities:
Debt:
Short-term borrowings	275	—	275	—	275
Commercial paper	300	—	300	—	300
Notes	22,384	—	25,150	—	25,150
Convertible debentures	72	—	687	—	687
8.     Income Taxes
During the three months ended March 31, 2022 and 2021, we recognized income tax expense of $531 and $509, respectively, which represent effective income tax rates of 22.8% and 23.4%, respectively. The decrease in our effective tax rate from the three months ended March 31, 2021 was primarily related to the tax impact of expected geographic changes in our mix of 2022 earnings.
Income taxes payable totaled $395 at March 31, 2022. Income taxes receivable totaled $173 at December 31, 2021. We recognized the income tax payable as a liability under the caption “Other current liabilities” and the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the three months ended March 31, 2022 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,847	$9,157	$278	$13,282
Ceded medical claims payable, beginning of period	(13)	(8)	—	(21)
Net medical claims payable, beginning of period	3,834	9,149	278	13,261
Business combinations and purchase adjustments	3	—	—	3
Net incurred medical claims:
Current period	7,070	20,586	408	28,064
Prior periods redundancies	(236)	(643)	(54)	(933)
Total net incurred medical claims	6,834	19,943	354	27,131
Net payments attributable to:
Current period medical claims	4,571	12,331	214	17,116
Prior periods medical claims	2,232	6,457	137	8,826
Total net payments	6,803	18,788	351	25,942
Net medical claims payable, end of period	3,868	10,304	281	14,453
Ceded medical claims payable, end of period	9	8	—	17
Gross medical claims payable, end of period	$3,877	$10,312	$281	$14,470
At March 31, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $148, $1,217 and $2,503 for the claim years 2020 and prior, 2021 and 2022, respectively.
At March 31, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $270, $1,779 and $8,255 for the claim years 2020 and prior, 2021 and 2022, respectively.
At March 31, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $3, $84 and $194 for the claim years 2020 and prior, 2021 and 2022, respectively.

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
The favorable development recognized in the three months ended March 31, 2022 and 2021 resulted primarily from trend factors in late 2021 and late 2020, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 developing faster than expected also contributed to the favorable development in the three months ended March 31, 2021. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at March 31, 2022.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2022 and 2021 is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net incurred medical claims:
Commercial & Specialty Business	$6,834	$6,072
Government Business	19,943	16,319
Other	354	336
Total net incurred medical claims	27,131	22,727
Quality improvement and other claims expense	1,084	972
Benefit expense	$28,215	$23,699

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of March 31, 2022, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$3,868	$10,304	$281	$14,453
Ceded medical claims payable, end of period	9	8	—	17
Insurance lines other than short duration	—	243	—	243
Gross medical claims payable, end of period	$3,877	$10,555	$281	$14,713
10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2022 and December 31, 2021, we had $22,329 and $22,359, respectively, outstanding under these notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2022 and December 31, 2021.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On April 18, 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also on April 18, 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022 (the “2021 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”). In June 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into the 2021 364-Day Facility with a group of lenders for general corporate purposes. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of March 31, 2022, our debt-to-capital ratio, as defined and calculated under the Credit Facilities, was 39.2%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of March 31, 2022, we were in compliance with all of our debt covenants under the Credit Facilities. There were no amounts outstanding under the 5-Year Facility, 2021 364-Day Facility or the prior 364-Day Facility at any time during the three months ended March 31, 2022 or the year ended December 31, 2021.

Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. At March 31, 2022 and December 31, 2021, there were no amounts outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $3,500, the proceeds of which may be used for general corporate purposes. At March 31, 2022 and December 31, 2021, we had $525 and $300, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), which are governed by an indenture (the “indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options at the time of issue. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) was bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease of our deferred tax liabilities of $8 and a corresponding cumulative-effect reduction to our opening retained earnings of $23, eliminating the bifurcation of the embedded conversion option. During the three months ended March 31, 2022, $2 of aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three months ended March 31, 2022 of $14.

The following table summarizes at March 31, 2022 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$102
Net debt carrying amount	$102
Conversion rate (shares of common stock per $1,000 of principal amount)	14.2390
Effective conversion price (per $1,000 of principal amount)	$70.2297
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $275 of outstanding short-term borrowings from the FHLBs at each of March 31, 2022 and December 31, 2021.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at March 31, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in twenty-eight states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard® and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act (“Sherman Act”) and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.

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
The BCBSA and Blue plans have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain terms imposing non-monetary obligations including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. As of March 31, 2022, the liability balance accrued for our estimated payment obligation was $507, net of payments made.
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court. The deadline for objections to the settlement as well as the deadline for those who wish to opt-out from the settlement was in July 2021 and a small number of subscribers submitted valid opt outs by the deadline. The claims deadline was in November 2021 and in excess of eight thousand claims were submitted. A final approval hearing was held in October 2021. The Court took the request for approval under advisement and requested supplemental briefing that was submitted. In February 2022, the Court ordered the issuance of a supplemental notice to self-funded account class members. The notice process was completed in March 2022. Objections to the supplemental notice along with opt-outs must be submitted by May 2, 2022, with a motion certifying compliance with the supplemental notice due from class counsel by May 10, 2022. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determines the standard of review applicable to providers’ claims. In May 2021, the defendants and provider plaintiffs filed renewed standard of review motions, which are now fully briefed. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued (1) an order granting certain defendants’ motion for partial summary judgment against provider plaintiffs who had previously released claims against such defendants, and (2) an order granting provider plaintiffs’ motion for partial summary judgment, holding that Ohio v. American Express Co. does not affect the standard of review in this case. We intend to continue to vigorously defend the provider suit, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
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
In March 2018, the Superior Court denied BCC's motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff's lawsuit. In November 2021, the plaintiff appealed the order granting our motion for summary judgment. Our responding brief was filed in February 2022. We estimate that the appeal will be heard sometime in 2022. We intend to vigorously defend the appeal of this lawsuit.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such action, the only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts' motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q are (i) our operational breach claim based on Express Scripts' prior authorization processes and (ii) Express Scripts' counterclaim for breach of the market check provision of the ESI PBM Agreement. We intend to appeal the decision at the appropriate time, vigorously pursue our claims and defend against counterclaims, which we believe are without merit; however, the ultimate outcome cannot be presently determined.
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

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation has focused on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal and Civil Divisions of the DOJ. We are cooperating with the ongoing investigations of the Criminal and Civil Divisions of the DOJ related to these risk adjustment practices, and have entered into a tolling agreement with the Civil Division of the DOJ related to its investigation. We are analyzing the scope of potential data corrections to be submitted to CMS and have begun to submit data corrections to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. While certain elements of the escrow claims were resolved in the fourth quarter of 2021, there remains litigation in the Delaware Court of Chancery related to the remaining indemnity claims for escrowed funds.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at March 31, 2022 is approximately $971. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
In the second quarter of 2019, we began using our pharmacy benefits manager IngenioRx to market and offer PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. The comprehensive PBM services portfolio includes, but is not limited to, formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. IngenioRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement. With IngenioRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
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
A summary of our cash dividend activity for the three months ended March 31, 2022 and 2021 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309

Three Months Ended March 31, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
On April 19, 2022, our Audit Committee declared a second quarter 2022 dividend to shareholders of $1.28 per share, payable on June 24, 2022 to shareholders of record at the close of business on June 10, 2022.
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
A summary of common stock repurchases for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31
	2022	2021
Shares repurchased	1.2	1.4
Average price per share	$453.32	$316.06
Aggregate cost	$545	$447
Authorization remaining at the end of the period	$3,647	$5,645
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2.9	$255.50
Granted	0.5	451.50
Exercised	(0.2)	249.89
Forfeited or expired	—	306.80
Outstanding at March 31, 2022	3.2	288.98	7.06	$643
Exercisable at March 31, 2022	1.9	238.19	5.87	$480
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the three months ended March 31, 2022 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1.3	$299.65
Granted	0.5	451.42
Vested	(0.5)	301.42
Forfeited	—	310.98
Nonvested at March 31, 2022	1.3	353.20
During the three months ended March 31, 2022, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2022 to 2024. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2024 based on results in the three year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
Risk-free interest rate	1.97%	1.44%
Volatility factor	29.00%	30.00%
Quarterly dividend yield	0.282%	0.360%
Weighted-average expected life (years)	5.10	5.50
The following weighted-average fair values per option or share were determined for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
Options granted during the period	$116.64	$79.03
Restricted stock awards granted during the period	451.42	311.32

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at March 31, 2022 and 2021 is as follows:

	March 31
	2022	2021
Net unrealized investment (losses) gains:
Beginning of period balance	$494	$949
Other comprehensive loss before reclassifications, net of tax benefit of $355 and $108, respectively	(1,146)	(333)
Amounts reclassified from accumulated other comprehensive loss, net of tax (expense) benefit of $(21) and $8, respectively	77	(29)
Other comprehensive loss	(1,069)	(362)
Other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $(2) and $(1), respectively	5	2
End of period balance	(570)	589

Non-credit components of impairments on investments:
Beginning of period balance	—	(2)
Other comprehensive (loss) income, net of tax benefit (expense) of $1 and $(1), respectively	(1)	1
End of period balance	(1)	(1)

Net cash flow hedges:
Beginning of period balance	(239)	(250)
Other comprehensive income, net of tax expense of $(1) and $(1), respectively	3	4
End of period balance	(236)	(246)

Pension and other postretirement benefits:
Beginning of period balance	(429)	(552)
Other comprehensive income, net of tax expense of $(2) and $(4), respectively	7	10
End of period balance	(422)	(542)

Foreign currency translation adjustments:
Beginning of period balance	(4)	5
Other comprehensive loss, net of tax benefit of $1 and $0	(3)	—
End of period balance	(7)	5

Total:
Total beginning of period accumulated other comprehensive (loss) income	(178)	150
Total other comprehensive loss, net of tax benefit of $333 and $110, respectively	(1,063)	(347)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $(2) and $(1), respectively	5	2
Total end of period accumulated other comprehensive loss	$(1,236)	$(195)

14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31
	2022	2021
Denominator for basic earnings per share – weighted-average shares	241.4	245.0
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	3.0	3.2
Denominator for diluted earnings per share	244.4	248.2
During the three months ended March 31, 2022 and 2021, weighted-average shares related to certain stock options of 0.2 and 0.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2022, we issued approximately 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2022 through 2024. During the three months ended March 31, 2021, we issued approximately 0.9 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2021 through 2023. The contingent restricted stock units have been excluded from the denominators for diluted earnings per share and will be included only if and when the contingency is met.
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
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, and services provided to the federal government in connection with the FEHB program.
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
We define operating revenues to include premium income, product revenue and administrative fees and other revenues. Operating revenues are derived from premium and fees received, primarily from the sale and administration of health benefits and pharmacy products and services. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense.
Affiliated revenues represent revenues or cost for services provided to our subsidiaries by IngenioRx and our Diversified Business Group, as well as certain back-office services provided by our international businesses, and are recorded at cost or management’s estimate of fair market value. These affiliated revenues are eliminated in consolidation.

Financial data by reportable segment for the three months ended March 31, 2022 and 2021 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended March 31, 2022
Operating revenue - unaffiliated	$10,269	$23,758	$3,301	$558	$—	$37,886
Operating revenue - affiliated	—	—	3,382	2,663	(6,045)	—
Operating gain	1,082	789	398	178	—	2,447
Three Months Ended March 31, 2021
Operating revenue - unaffiliated	$9,491	$19,283	$2,738	$586	$—	$32,098
Operating revenue - affiliated	—	—	3,124	1,784	(4,908)	—
Operating gain	1,268	478	407	8	—	2,161
The major product revenues for each of the reportable segments for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31
	2022	2021
Commercial & Specialty Business
Managed care products	$8,401	$7,689
Managed care services	1,476	1,386
Dental/Vision products and services	356	336
Other	36	80
Total Commercial & Specialty Business	10,269	9,491
Government Business
Managed care products	23,635	19,182
Managed care services	123	101
Total Government Business	23,758	19,283
IngenioRx
Pharmacy products and services	6,683	5,862
Other
Integrated health services	2,947	2,249
Other	274	121
Total Other Business	3,221	2,370
Eliminations
Eliminations	(6,045)	(4,908)
Total product revenues	$37,886	$32,098
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

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31
	2022	2021
Reportable segments’ operating revenue	$37,886	$32,098
Net investment income	360	291
Net losses on financial instruments	(151)	(4)
Total revenues	$38,095	$32,385
A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31
	2022	2021
Income before income tax expense	$2,326	$2,176
Net investment income	(360)	(291)
Net losses on financial instruments	151	4
Interest expense	201	192
Amortization of other intangible assets	129	80
Reportable segments’ operating gain	$2,447	$2,161
16.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Operating Leases
Right-of-use assets	Other noncurrent assets	$599	$628
Lease liabilities, current	Other current liabilities	128	133
Lease liabilities, noncurrent	Other noncurrent liabilities	807	864

	Three Months Ended March 31
	2022	2021
Lease Expense
Operating lease expense	$28	$29
Short-term lease expense	12	12
Sublease income	(1)	(1)
Total lease expense	$39	$40

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$53	$52
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$—	$14

As of March 31, 2022 and December 31, 2021, the weighted average remaining lease term of our operating leases was 7 years for each period. The lease liabilities reflect a weighted average discount rate of 2.68% at March 31, 2022 and 2.69% at December 31, 2021.
Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2022 (excluding the three months ended March 31, 2022)	$157
2023	194
2024	165
2025	127
2026	90
Thereafter	307
Total future minimum payments	1,040
Less imputed interest	(105)
Total lease liabilities	$935
As of March 31, 2022, we have additional operating leases for building spaces that have not yet commenced, and some building spaces are being constructed by the lessors and their agents. These leases have terms of up to 10 years and are expected to commence on various dates during 2022 when the construction is complete and we take possession of the buildings. The undiscounted lease payments for these leases, which are not included in the tables above, aggregate to $41.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2021 and the MD&A included in our 2021 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Anthem” used throughout this MD&A refer to Anthem, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2022 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2022, or any other period.
Overview
We are one of the largest health benefits companies in the United States in terms of medical membership, serving nearly 47 million medical members through our affiliated health plans as of March 31, 2022. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. We offer pharmacy benefits management (“PBM”) services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report on Form 10-K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
COVID-19
The COVID-19 pandemic continues to impact the global economy, cause market instability and uncertainty in the labor market and put pressure on the healthcare system, and it has impacted, and will likely continue to impact, our membership, benefit expense and members behavior, including how members access healthcare services. We continue to assist our customers, providers, members and communities in addressing the effects of the COVID-19 pandemic, including by providing expanded benefit coverage for COVID-19 diagnostic tests and vaccine administration and taking steps to increase vaccinations by enabling, educating, and encouraging vaccine acceptance among our members as well as in the communities in which we operate.
COVID-19 care, testing and vaccine administration, and the impact of new COVID-19 variants, have resulted in increased medical costs for us in the first quarter of 2022. In the first quarter of 2022, our Medicaid membership continued to grow as a result of the temporary suspension of eligibility recertification in response to the COVID-19 pandemic, which we expect will remain suspended at least until the third quarter of 2022. Once eligibility recertification resumes, which may not occur until 2023 in certain states, we expect a decline in our Medicaid membership. At the same time, we expect growth in our Commercial risk-based and fee-based plans, including through Individual on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”), as members exiting Medicaid in our fourteen Commercial states seek coverage elsewhere. See “Business Trends - Medical Cost Trends” below for a discussion of the impact of COVID-19 on our healthcare costs.

The COVID-19 pandemic continues to evolve and the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. For additional discussion regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors” included in our 2021 Annual Report on Form 10-K.
Business Trends
We made the decision to modestly expand our participation in the “Public Exchange” for 2022 after also expanding in 2021. As a result, for 2022 we are offering Public Exchange products in 122 of the 143 rating regions in which we operate, in comparison to 103 of 143 rating regions in 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
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
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, and healthcare provider or member fraud.
At its onset, the COVID-19 pandemic caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. As the pandemic continued through 2021, our non-COVID-19 healthcare utilization experience gradually increased and largely normalized. Our COVID-19 related healthcare expenses increased during 2021 as new variants (Delta and Omicron) emerged and vaccinations and boosters became available.
The Omicron surge quickly declined during the first quarter of 2022, with COVID-19 inpatient authorizations, provider-based tests, visits and vaccinations all decreasing to lower levels by the end of the first quarter of 2022; concurrently, non-COVID-19 healthcare utilization recovered from lower levels earlier in the quarter. In 2022, we anticipate additional claim costs for new pharmaceutical treatments for COVID-19 and compliance with governmental regulations on COVID-19 testing reimbursement. We expect claims costs related to COVID-19 testing, treatment and hospitalizations will continue throughout 2022 even during periods with lower COVID-19 infection and confirmed case activity. The ongoing cost and volume of covered services related to the COVID-19 pandemic may have a material adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2021 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all lines of business, and which have introduced increased uncertainty around our cost structure. These actions, which are or have been in effect for various durations, provide, among other things:
•mandates to waive cost-sharing for COVID-19 testing (including over-the-counter testing in accordance with state and federal requirements), vaccines and related services;
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
Beginning in July 2022, the health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury (the “Health Plan Transparency Rule”) will require us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we will be required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
The Consolidated Appropriations Act of 2021, which was enacted in December 2020 (the “Appropriations Act”), has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and others that have been extended since the enactment of the Appropriations Act.
The American Rescue Plan Act of 2021, (the “Rescue Plan”), which was enacted in March 2021, contains several health-related provisions that have impacted our business, including expansion of premium tax credits for our Public Exchange business and full subsidization of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage for those who were involuntarily terminated or had their work hours reduced. The Rescue Plan’s premium tax credit provisions became effective in January 2021, while the COBRA premium subsidization was effective from April 2021 through September 2021.
Since its enactment in 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), has introduced new risks, regulatory challenges and uncertainties, has impacted our business model and strategy and has required changes in the way our products are designed, underwritten, priced, distributed and administered. The ACA has evolved and various challenges since its enactment have introduced increased uncertainty to our business. In June 2021, the U.S. Supreme Court issued its opinion and dismissed the last legal challenge to the constitutionality of the ACA, leaving the law intact. We expect the ACA will continue to significantly impact our business and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available, and as a result of future modifications of, and guidance by federal regulatory agencies related to, the ACA and our businesses more broadly. We will continue to evaluate the impact of the ACA as any further developments occur.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation”, Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
On March 10, 2022, we announced our intent to change our name to better reflect our business and our journey from a traditional health benefits organization to a lifetime, trusted health partner. At our annual meeting of shareholders on May 18, 2022, our shareholders will vote on a proposed amendment to our amended and restated articles of incorporation to change our name to Elevance Health, Inc. Shareholders of record on March 17, 2022 are entitled to vote. If approved by our shareholders, we expect the name change to occur in the second quarter of 2022.
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
In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. In the fourth quarter of 2021, we identified additional office space reductions and related fixed asset impairments due to the continuing COVID-19 pandemic and recorded a charge of $202 in selling general and administrative expenses. For additional information, see Note 4, “Business Optimization Initiatives” and Note 16, “Leases,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will include certain terms imposing non-monetary obligations on the defendants. As of March 31, 2022, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made. All terms of the Subscriber Settlement Agreement are subject to approval by the Court before they become effective. For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
For the twelve months ended March 31, 2022, total medical membership increased by 3.3 million, or 7.5%. The increase was driven primarily by organic growth in our Medicaid business due to the continued temporary suspension of eligibility recertification during the COVID-19 pandemic, the acquisitions of MMM in the second quarter of 2021 and Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract and the launch of our HealthyBlue managed care alliance in North Carolina in the third quarter of 2021. Our Medicare Advantage membership also increased due to organic growth. Increases in our Commercial & Specialty Business segment were driven primarily by new sales exceeding lapses in both our Group fee-based and our Group risk-based membership.

Operating revenue for the three months ended March 31, 2022 was $37,886, an increase of $5,788, or 18.0%, from the three months ended March 31, 2021. This increase in operating revenue was primarily driven by higher premium revenue due mainly to organic membership growth in our Medicaid business resulting primarily from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic. Other contributors to the operating revenue increase were the acquisition of MMM in the second quarter of 2021, the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract and the retroactive reinstatement of a Medicaid directed payment program. Membership increases and rate increases designed to cover medical cost trends in our Medicare Advantage and Commercial risk-based businesses also provided additional premium revenue. Product revenue increased due to growth in integrated pharmacy members in our IngenioRx segment which also contributed to the overall operating revenue increase.
Net income for the three months ended March 31, 2022 was $1,795, an increase of $128, or 7.7%, from the three months ended March 31, 2021. This increase in net income was primarily due to a net operating gain increase from our business units and increased net investment income, partially offset by increased losses on financial instruments, increased interest expense, increased amortization of intangibles and increased income tax expense due to higher income before income tax expense.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $7.39 for the three months ended March 31, 2022, which represented a 10.1% increase from EPS of $6.71 for the three months ended March 31, 2021. Our diluted shares for the three months ended March 31, 2022 were 244.4, a decrease of 3.8, or 1.5%, compared to the three months ended March 31, 2021. The increase in EPS resulted primarily from the increase in net income, as well as from the lower shares outstanding during the three months ended March 31, 2022.
Operating cash flow for the three months ended March 31, 2022 and 2021 was $2,541 and $2,505, respectively. The minor increase in operating cash flow was due to higher net income in 2022, partially offset by the impact of working capital changes year over year.

Membership
The following table presents our medical membership by reportable segment and customer type as of March 31, 2022 and 2021. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

	March 31
(In thousands)	2022	2021	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	818	731	87	11.9%
Group Risk-Based	4,028	3,837	191	5.0%
Commercial Risk-Based	4,846	4,568	278	6.1%
BlueCard®	6,370	6,166	204	3.3%
Group Fee-Based	20,148	19,515	633	3.2%
Commercial Fee-Based	26,518	25,681	837	3.3%
Total Commercial & Specialty Business	31,364	30,249	1,115	3.7%
Government Business:
Medicare Advantage	1,921	1,538	383	24.9%
Medicare Supplement	939	930	9	1.0%
Total Medicare	2,860	2,468	392	15.9%
Medicaid	10,919	9,172	1,747	19.0%
Federal Employees Health Benefits	1,632	1,632	—	—%
Total Government Business	15,411	13,272	2,139	16.1%
Total Medical Membership	46,775	43,521	3,254	7.5%
Other Membership
Life and Disability Members	4,679	4,766	(87)	(1.8)%
Dental Members	6,649	6,599	50	0.8%
Dental Administration Members	1,588	1,488	100	6.7%
Vision Members	9,211	7,798	1,413	18.1%
Medicare Part D Standalone Members	279	450	(171)	(38.0)%

Medical Membership
Total medical membership increased in both our Commercial & Specialty Business and Government Business segments. The largest increase was in our Government Business segment, primarily due to organic Medicaid membership growth resulting from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic, the acquisitions of MMM in the second quarter of 2021 and Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022, as well as the launch of our HealthyBlue managed care alliance in North Carolina in the third quarter of 2021. Our Medicare Advantage membership also increased due to organic growth. Increases in our Commercial & Specialty Business segment were driven primarily by new sales exceeding lapses in both our Group fee-based and Group risk-based membership. BlueCard membership increases and Individual membership increases due to our Public Exchange expansion in 2022 also contributed to our overall membership increases.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to lapses and negative in-group change exceeding membership increases in our Group fee-based business. Dental membership increased primarily due to sales exceeding lapses in our Group risk-based accounts and penetration increases in our Federal Employees Health Benefits (“FEHB”) program, partially offset by the loss of a significant Group fee-based account. Dental administration membership increased primarily due to increased sales to other BCBS plans associated with the FEHB program. Vision membership increased primarily due to the launch of a new entry level vision product in our Group markets, as well as the growth in our Medicare Advantage business. Medicare Part D Standalone membership declined as we discontinued certain legacy products.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31
	2022	2021	Change	% Change
Total operating revenue	$37,886	$32,098	$5,788	18.0%
Net investment income	360	291	69	23.7%
Net losses on financial instruments	(151)	(4)	(147)	NM
Total revenues	38,095	32,385	5,710	17.6%
Benefit expense	28,215	23,699	4,516	19.1%
Cost of products sold	2,883	2,313	570	24.6%
Selling, general and administrative expense	4,341	3,925	416	10.6%
Other expense[1]	330	272	58	21.3%
Total expenses	35,769	30,209	5,560	18.4%
Income before income tax expense	2,326	2,176	150	6.9%
Income tax expense	531	509	22	4.3%
Net income	$1,795	$1,667	$128	7.7%
Net loss (income) attributable to noncontrolling interests	10	(2)	12	NM
Shareholders’ net income	$1,805	$1,665	$140	8.4%

Average diluted shares outstanding	244.4	248.2	(3.8)	(1.5)%
Diluted shareholders’ net income per share	$7.39	$6.71	$0.68	10.1%
Effective tax rate	22.8%	23.4%		(60) bp3
Benefit expense ratio[2]	86.1%	85.6%		50 bp3
Selling, general and administrative expense ratio[4]	11.5%	12.2%		(70) bp3
Income before income tax expense as a percentage of total revenues	6.1%	6.7%		(60) bp3
Shareholders’ net income as a percentage of total revenues	4.7%	5.1%		(40) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2022 and 2021 were $32,785 and $27,676, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Total operating revenue increased primarily as a result of higher premium revenue due mainly to organic membership growth in our Medicaid business resulting primarily from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic. Other contributors to the operating revenue increase were the acquisition of MMM in the second quarter of 2021, the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract and the retroactive reinstatement of a Medicaid directed payment program. Membership increases and rate increases designed to cover medical cost trends in our Medicare Advantage and Commercial risk-based businesses also provided additional premium revenue. Product revenue increased due to growth in integrated pharmacy members in our IngenioRx segment which also contributed to the overall operating revenue increase.
Net investment income increased primarily due to increases in net income from our alternative investments and higher income from fixed maturity securities.
Net losses on financial instruments increased primarily as a result of increased losses on fixed maturity securities and fewer gains on equity securities. Losses related to our Russia and Ukraine fixed maturity securities were not material. At March 31, 2022, our remaining holdings of Russia and Ukraine fixed maturity securities were not material.
Benefit expense increased primarily due to healthcare costs associated with organic membership growth in our Medicaid and Medicare businesses, the acquisition of MMM in the second quarter of 2021, the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract and the retroactive reinstatement of a Medicaid directed payment program. Higher healthcare costs in our Commercial risk-based business also contributed to the increased benefit expense.
Our benefit expense ratio increased primarily due to the impact of continued increases in our Government Business segment membership, which has a higher benefit expense ratio than our Commercial & Specialty Business segment membership. Higher healthcare costs in our Commercial risk-based businesses also contributed to the benefit expense ratio increase.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to the increased costs to support growth.
Our selling, general and administrative expense ratio decreased primarily due to the operating revenue growth in 2022, partially offset by increased costs to support growth.
Our shareholders’ net income as a percentage of total revenues decreased in 2022 as compared to 2021 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net gains (losses) on financial instruments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Results of our operations are described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021	Change	% Change
Operating Revenue
Commercial & Specialty Business	$10,269	$9,491	$778	8.2%
Government Business	23,758	19,283	4,475	23.2%
IngenioRx	6,683	5,862	821	14.0%
Other	3,221	2,370	851	35.9%
Eliminations	(6,045)	(4,908)	(1,137)	NM
Total operating revenue	$37,886	$32,098	$5,788	18.0%

Operating Gain
Commercial & Specialty Business	$1,082	$1,268	$(186)	(14.7)%
Government Business	789	478	311	65.1%
IngenioRx	398	407	(9)	(2.2)%
Other	178	8	170	NM

Operating Margin
Commercial & Specialty Business	10.5%	13.4%		(290) bp
Government Business	3.3%	2.5%		80 bp
IngenioRx	6.0%	6.9%		(90) bp
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Commercial & Specialty Business
Operating revenue increased primarily due to higher premiums in our Commercial risk-based businesses due to increased membership, premium rate increases in our Commercial risk-based businesses designed to cover medical cost trends and increased administrative fees in our Commercial fee-based businesses.
Operating gain decreased primarily due to the net unfavorable effect of COVID-19 and increased selling, general and administrative costs to support growth and innovation. These impacts were partially offset by positive contribution from the growth in our risk-based and fee-based membership.
Government Business
Operating revenue increased primarily as a result of higher premium revenue due mainly to organic membership growth in our Medicaid business primarily resulting from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic. Other contributors to the operating revenue increase were the acquisition of MMM in the second quarter of 2021, the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract and the retroactive reinstatement of a Medicaid directed payment program. Membership increases and rate increases designed to cover medical cost trends in our Medicare Advantage business also increased premium revenue.
The increase in operating gain was primarily driven by the acquisition of MMM in the second quarter of 2021, organic membership growth in our Medicaid business resulting from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic, improved risk revenue in Medicare and favorable out of period adjustments in our Medicaid businesses. These increases were partially offset by increased selling, general and administrative costs to support growth.

IngenioRx
Operating revenue increased as a result of higher prescription volume, driven by growth in integrated medical and pharmacy members in 2022.
The decrease in operating gain was primarily driven by the non-recurrence of a favorable out of period adjustment recorded in the first quarter of 2021, partially offset by the impact of higher prescription volume resulting from growth in integrated medical and pharmacy members.
Other
Operating revenue increased primarily due to higher revenue for expanded services performed by our Diversified Business Group for our Commercial & Specialty Business segment in 2022. In addition, results in 2022 include revenue from myNEXUS, which was acquired in the second quarter of 2021.
Operating gain increased primarily due to improved performance in our Diversified Business Group’s affiliated and unaffiliated earnings and the acquisition of myNEXUS. The increase in operating gain was further driven by lower unallocated corporate expenses in 2022.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2021 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2021, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2022, our critical accounting policies and estimates have not changed from those described in our 2021 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2022, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2021 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2022 and 2021, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2022 and 2021, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at March 31, 2022.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2022	2021
Assumed trend factors	$880	$998
Assumed completion factors	53	490
Total	$933	$1,488
The favorable development recognized in the three months ended March 31, 2022 and 2021 resulted primarily from trend factors in late 2021 and late 2020, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter part of 2020 developing faster than expected also contributed to the favorable development for the three months ended March 31, 2021.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 61.0% and 62.1% for the three months ended March 31, 2022 and 2021, respectively. This ratio serves as an indicator of claims processing speed whereby claims payments slowed down slightly during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was driven by the strengthening of incurred but not reported claims, within our medical claims payable, to account for an increase in overall payment cycle time.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the three months ended March 31, 2022, this metric was 7.6%, largely driven by favorable trend factor development at the end of 2021. For the three months ended March 31, 2021, this metric was 15.5%, largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2020.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2022, this metric was 0.9%, which was calculated using the redundancy of $933. For the three months ended March 31, 2021, the comparable metric was 1.8%, which was calculated using the redundancy of $1,488. We believe these metrics demonstrate an appropriate level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the three months ended March 31, 2022, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2022, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31		2022 vs. 2021
	2022	2021	Change
Sources of Cash:
Net cash provided by operating activities	$2,541	$2,505	$36
Issuances of commercial paper and short- and long-term debt, net of repayments	211	3,212	(3,001)
Proceeds from issuance of common stock under employee stock plans	76	89	(13)
Other sources of cash, net	420	65	355
Total sources of cash	3,248	5,871	(2,623)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(794)	(1,330)	536
Purchases of subsidiaries, net of cash acquired	(61)	(27)	(34)
Repurchase and retirement of common stock	(545)	(447)	(98)
Purchases of property and equipment	(254)	(204)	(50)
Cash dividends	(309)	(277)	(32)
Total uses of cash	(1,963)	(2,285)	322
Effect of foreign exchange rates on cash and cash equivalents	(4)	(1)	(3)
Net increase in cash and cash equivalents	$1,281	$3,585	$(2,304)
The increase in cash provided by operating activities was primarily driven by higher net income in 2022, partially offset by the impact of working capital changes, year-over-year.
Other significant changes in sources or uses of cash year-over-year included reduced proceeds from commercial paper and short- and long-term debt, net of repayments, partially offset by reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions and other sources of cash, net.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $34,638 at March 31, 2022. Since December 31, 2021, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $978, primarily due to cash generated from operations and net proceeds from the issuance of commercial paper. The increase was partially offset by cash used for common stock repurchases, dividends paid to shareholders, purchases of property and equipment and cash used for acquisitions.

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
At March 31, 2022, we held $1,424 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.2% and 38.9% as of March 31, 2022 and December 31, 2021, respectively.
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
Capital Resources
We have a shelf registration statement on file with the U.S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries, the financing of possible acquisitions or business expansions.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. In April 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also in April 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022 (the “2021 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”). In June 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into the 2021 364-Day Facility with a group of lenders for general corporate purposes. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Credit Facility covenants materially affect our financial or operating flexibility. As of March 31, 2022, we were in compliance with all of the debt covenants under the Credit Facilities.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $200.

Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At March 31, 2022 and December 31, 2021, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have a $3,500 commercial paper program, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $4,000, to redeem any outstanding commercial paper upon maturity.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, collectively (the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $275 of outstanding short-term borrowings from the FHLBs at March 31, 2022 and December 31, 2021.
While there is no assurance in the current economic environment, we believe the lenders participating in our credit facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations. At March 31, 2022, we had $525 outstanding under our commercial paper program.
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
For additional information regarding our sources and uses of capital at March 31, 2022, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2021, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
Future Sources and Uses of Liquidity
We believe that funds from cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility, our Subsidiary Credit Facilities and the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
There have been no material changes to our long-term liquidity requirements as disclosed in our 2021 Annual Report on Form 10-K. For additional updates regarding our estimated long-term liquidity requirements, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2021 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2022, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2022 to January 31, 2022	469,833	$446.37	467,595	$3,983
February 1, 2022 to February 28, 2022	351,000	447.83	349,528	3,827
March 1, 2022 to March 31, 2022	570,779	462.60	386,216	3,647
	1,391,612		1,203,339
1    Total number of shares purchased includes 188,273 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2022, we repurchased 1,203,339 shares at a total cost of $545 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 26, 2021 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective May 15, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019.

3.2		Bylaws of the Company, as amended effective September 30, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2020.

4.7		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(l) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2022.

	*	(m) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2022.

	*	(n) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2022.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Anthem, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

April 20, 2022	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

April 20, 2022	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)