Form 10-Q
period 2022-06-30
Elevance Health, Inc.
filed 2022-07-20
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-16751
ELEVANCE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
220 Virginia Avenue
Indianapolis, Indiana 46204
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 331-1476
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ELV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 13, 2022, 240,000,694 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,456	$4,880
Fixed maturity securities (amortized cost of $27,715 and $25,641; allowance for credit losses of $8 and $6)	25,765	26,267
Equity securities	1,572	1,881
Premium receivables	6,757	5,681
Self-funded receivables	3,844	4,010
Other receivables	3,600	3,749
Other current assets	5,661	4,654
Total current assets	53,655	51,122
Long-term investments:
Fixed maturity securities (amortized cost of $629 and $616; allowance for credit losses of $0 and $0)	603	632
Other invested assets	5,398	5,225
Property and equipment, net	4,090	3,919
Goodwill	24,367	24,228
Other intangible assets	10,762	10,615
Other noncurrent assets	2,002	1,719
Total assets	$100,877	$97,460

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,127	$13,518
Other policyholder liabilities	5,577	5,521
Unearned income	971	1,153
Accounts payable and accrued expenses	5,850	4,970
Short-term borrowings	175	275
Current portion of long-term debt	2,248	1,599
Other current liabilities	9,360	7,849
Total current liabilities	39,308	34,885
Long-term debt, less current portion	21,165	21,157
Reserves for future policy benefits	822	802
Deferred tax liabilities, net	2,021	2,805
Other noncurrent liabilities	1,694	1,683
Total liabilities	65,010	61,332
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 240,051,897 and 241,770,746	2	2
Additional paid-in capital	9,134	9,148
Retained earnings	28,825	27,088
Accumulated other comprehensive loss	(2,149)	(178)
Total shareholders’ equity	35,812	36,060
Noncontrolling interests	55	68
Total equity	35,867	36,128
Total liabilities and equity	$100,877	$97,460

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Premiums	$33,076	$28,533	$65,861	$56,209
Product revenue	3,568	3,042	6,869	5,779
Administrative fees and other revenue	1,838	1,704	3,638	3,389
Total operating revenue	38,482	33,279	76,368	65,377
Net investment income	381	400	741	691
Net (losses) gains on financial instruments	(231)	172	(382)	168
Total revenues	38,632	33,851	76,727	66,236
Expenses
Benefit expense	28,777	24,763	56,992	48,462
Cost of products sold	3,069	2,614	5,952	4,927
Selling, general and administrative expense	4,269	3,821	8,610	7,746
Interest expense	208	205	409	397
Amortization of other intangible assets	166	90	295	170
Loss on extinguishment of debt	—	5	—	5
Total expenses	36,489	31,498	72,258	61,707
Income before income tax expense	2,143	2,353	4,469	4,529
Income tax expense	493	552	1,024	1,061
Net income	1,650	1,801	3,445	3,468
Net loss (income) attributable to noncontrolling interests	3	(8)	13	(10)
Shareholders’ net income	$1,653	$1,793	$3,458	$3,458
Shareholders’ net income per share
Basic	$6.87	$7.33	$14.35	$14.13
Diluted	$6.79	$7.25	$14.18	$13.95
Dividends per share	$1.28	$1.13	$2.56	$1.13

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2022	2021	2022	2021
Net income	$1,650	$1,801	$3,445	$3,468
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(922)	175	(1,991)	(187)
Change in non-credit component of impairment losses on investments	(1)	1	(2)	2
Change in net unrealized gains/losses on cash flow hedges	3	2	6	6
Change in net periodic pension and postretirement costs	9	8	16	18
Foreign currency translation adjustments	(5)	(6)	(8)	(6)
Other comprehensive (loss) income	(916)	180	(1,979)	(167)
Net loss (income) attributable to noncontrolling interests	3	(8)	13	(10)
Other comprehensive loss (income) attributable to noncontrolling interests	3	(2)	8	—
Total shareholders’ comprehensive income	$740	$1,971	$1,487	$3,291

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2022	2021
Operating activities
Net income	$3,445	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on financial instruments	382	(168)
Equity in net earnings of other invested assets	(258)	(309)
Depreciation and amortization	751	591
Deferred income taxes	(172)	(8)
Share-based compensation	122	133
Changes in operating assets and liabilities:
Receivables, net	(662)	(1,632)
Other invested assets	32	(44)
Other assets	(419)	(247)
Policy liabilities	1,514	1,912
Unearned income	(182)	(180)
Accounts payable and other liabilities	632	560
Income taxes	(159)	106
Other, net	(33)	6
Net cash provided by operating activities	4,993	4,188
Investing activities
Purchases of investments	(13,253)	(11,221)
Proceeds from sale of investments	7,140	6,345
Maturities, calls and redemptions from investments	4,347	2,246
Changes in securities lending collateral	(620)	(642)
Purchases of subsidiaries, net of cash acquired	(609)	(3,442)
Purchases of property and equipment	(549)	(489)
Other, net	(58)	(29)
Net cash used in investing activities	(3,602)	(7,232)
Financing activities
Net proceeds from commercial paper borrowings	250	300
Proceeds from long-term borrowings	1,300	3,462
Repayments of long-term borrowings	(943)	(952)
Proceeds from short-term borrowings	1,275	175
Repayments of short-term borrowings	(1,375)	—
Changes in securities lending payable	620	642
Changes in bank overdrafts	817	364
Repurchase and retirement of common stock	(1,169)	(927)
Cash dividends	(618)	(555)
Proceeds from issuance of common stock under employee stock plans	116	141
Taxes paid through withholding of common stock under employee stock plans	(88)	(93)
Other, net	10	11
Net cash provided by financing activities	195	2,568
Effect of foreign exchange rates on cash and cash equivalents	(10)	(7)
Change in cash and cash equivalents	1,576	(483)
Cash and cash equivalents at beginning of period	4,880	5,741
Cash and cash equivalents at end of period	$6,456	$5,258

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2021 (audited)	241.8	$2	$9,148	$27,088	$(178)	$68	$36,128
Adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(23)	—	—	(23)
January 1, 2022	241.8	2	9,148	27,065	(178)	68	36,105
Net income	—	—	—	1,805	—	(10)	1,795
Other comprehensive loss	—	—	—	—	(1,058)	(5)	(1,063)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.2)	—	(45)	(500)	—	—	(545)
Dividends and dividend equivalents	—	—	—	(312)	—	—	(312)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	39	—	—	—	39
Convertible debenture repurchases, conversions and tax adjustments	—	—	9	—	—	—	9
March 31, 2022	241.1	2	9,151	28,058	(1,236)	56	36,031
Net income	—	—	—	1,653	—	(3)	1,650
Other comprehensive loss	—	—	—	—	(913)	(3)	(916)
Noncontrolling interests adjustment	—	—	—	—	—	5	5
Repurchase and retirement of common stock	(1.3)	—	(48)	(576)	—	—	(624)
Dividends and dividend equivalents	—	—	—	(310)	—	—	(310)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	111	—	—	—	111
Convertible debenture repurchases and conversions	—	—	(80)	—	—	—	(80)
June 30, 2022	240.0	$2	$9,134	$28,825	$(2,149)	$55	$35,867

See accompanying notes.

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
January 1, 2021	245.4	$3	$9,244	$23,802	$150	$—	$33,199
Net income	—	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	—	(345)	(2)	(347)
Accumulated noncontrolling interests	—	—	—	—	—	65	65
Repurchase and retirement of common stock	(1.4)	(1)	(53)	(393)	—	—	(447)
Dividends and dividend equivalents	—	—	—	(281)	—	—	(281)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	62	—	—	—	62
March 31, 2021	244.9	2	9,253	24,793	(195)	65	33,918
Net income	—	—	—	1,793	—	8	1,801
Other comprehensive income	—	—	—	—	178	2	180
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.3)	—	(47)	(433)	—	—	(480)
Dividends and dividend equivalents	—	—	—	(279)	—	—	(279)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	119	—	—	—	119
Convertible debenture repurchases and conversions	—	—	(216)	—	—	—	(216)
June 30, 2021	243.9	$2	$9,109	$25,874	$(17)	$78	$35,046

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2022
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.     Organization
On May 18, 2022, our shareholders approved a proposal to amend our amended and restated articles of incorporation to change our name from Anthem, Inc. to Elevance Health, Inc., which amendment and name change went into effect on June 27, 2022. We began operating as Elevance Health, Inc. and trading under our new ticker symbol “ELV” on June 28, 2022. References to the terms “we,” “our,” “us” or “Elevance Health” used throughout these Notes to Consolidated Financial Statements refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Elevance Health is a health company with the purpose of improving the health of humanity. We are the largest health insurer in the United States in terms of medical membership, serving over 47 million medical members through our affiliated health plans as of June 30, 2022. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to our subsidiary health plans and also unaffiliated health plans, including pharmacy benefits management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Integra Managed Care, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. We offer PBM services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
As part of our name change to Elevance Health, on June 15, 2022 we announced that over the next several years we will organize our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and Commercial plans under the Wellpoint name; and
•Carelon — this brand will bring together our healthcare brands and capabilities, including our Diversified Business Group and IngenioRx business under a single brand name. We now refer to our Diversified Business Group as Carelon. In January 2023, IngenioRx will become CarelonRx.
There are currently no segment changes associated with this branding strategy.

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2021 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 have been recorded. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or any other period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $306 and $173 at June 30, 2022 and December 31, 2021, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $137 and $142 at June 30, 2022 and December 31, 2021, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $86 and $50 at June 30, 2022 and December 31, 2021, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income, and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $699 and $648 at June 30, 2022 and December 31, 2021, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2022. For the three and six months ended June 30, 2022 and 2021, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments became effective for our annual and interim reporting periods beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease to our deferred tax liabilities of $8, and a corresponding cumulative-effect reduction to our opening retained earnings of $23; these amounts are not material to our overall consolidated financial position. The adoption of ASU 2020-06 did not have an impact on our results of operations or our consolidated cash flows. Use of the if-converted method did not have an impact on our overall earnings per share calculation.
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
3.    Business Acquisitions
Completed Acquisitions
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”) from Personal Touch Holding Corporation. Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The purchase price was allocated to the tangible and intangible net assets acquired based on management’s initial estimates of their fair values, of which $89 has been allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $110 to goodwill. The majority of goodwill is deductible for income tax purposes.
Acquisitions completed during the year ended December 31, 2021, for which the initial accounting was finalized as of June 30, 2022, included myNEXUS, Inc. (“myNEXUS”), a comprehensive home-based nursing management company for payors, and MMM Holdings, LLC (“MMM”), including its Medicare Advantage plan, Medicaid plan and other affiliated companies. As of June 30, 2022, the purchase price of each transaction was allocated to the tangible and intangible net assets acquired based on management’s final estimates of their fair values, of which $1,577 has been allocated to finite-lived intangible assets, $20 to indefinite-lived intangible assets, and $2,531 to goodwill. The majority of goodwill is not deductible for income tax purposes. Adjustments to goodwill arising from contractual purchase price adjustments and subsequent adjustments made to the assets acquired or liabilities assumed during the quarter ended June 30, 2022 were $6.
4.    Business Optimization Initiatives
Provided below is a summary of the activity, by reportable segment, related to the liability for employee termination costs previously incurred in connection with our enterprise-wide business optimization initiatives introduced in 2020.

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liability for employee termination costs at January 1, 2022	$61	$57	$1	$3	$122
Payments	(10)	(10)	—	—	(20)
Liability for employee termination costs at June 30, 2022	$51	$47	$1	$3	$102
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
Although not material to our consolidated results of operations, during the six months ended June 30, 2022, we recorded a combination of credit losses, losses on sale of fixed maturity securities and impairments related to our exposure resulting from investments in Russia and Ukraine. These items are reflected in the tables presented below. At June 30, 2022, our remaining holdings of Russia and Ukraine fixed maturity securities were not material.

A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2022 and December 31, 2021 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

June 30, 2022
Fixed maturity securities:
United States Government securities	$1,479	$1	$(75)	$—	$1,405
Government sponsored securities	70	2	(3)	—	69
Foreign government securities	323	—	(60)	(1)	262
States, municipalities and political subdivisions	4,954	30	(214)	—	4,770
Corporate securities	13,135	15	(1,179)	(5)	11,966
Residential mortgage-backed securities	4,630	9	(322)	(2)	4,315
Commercial mortgage-backed securities	79	—	(5)	—	74
Other securities	3,674	8	(175)	—	3,507
Total fixed maturity securities	$28,344	$65	$(2,033)	$(8)	$26,368
December 31, 2021
Fixed maturity securities:
United States Government securities	$1,443	$7	$(18)	$—	$1,432
Government sponsored securities	65	4	(1)	—	68
Foreign government securities	353	7	(13)	—	347
States, municipalities and political subdivisions	5,321	310	(10)	—	5,621
Corporate securities	12,044	401	(78)	(4)	12,363
Residential mortgage-backed securities	4,059	75	(35)	(2)	4,097
Commercial mortgage-backed securities	65	2	(3)	—	64
Other securities	2,907	24	(24)	—	2,907
Total fixed maturity securities	$26,257	$830	$(182)	$(6)	$26,899

For fixed maturity securities in an unrealized loss position at June 30, 2022 and December 31, 2021, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2022
Fixed maturity securities:
United States Government securities	77	$1,144	$(60)	18	$139	$(15)
Government sponsored securities	39	41	(2)	1	1	(1)
Foreign government securities	259	207	(40)	100	50	(20)
States, municipalities and political subdivisions	1,557	2,887	(209)	26	30	(5)
Corporate securities	4,500	10,502	(1,048)	593	629	(131)
Residential mortgage-backed securities	1,979	3,630	(266)	214	444	(56)
Commercial mortgage-backed securities	30	54	(2)	7	14	(3)
Other securities	925	2,748	(154)	109	220	(21)
Total fixed maturity securities	9,366	$21,213	$(1,781)	1,068	$1,527	$(252)
December 31, 2021
Fixed maturity securities:
United States Government securities	51	$990	$(11)	27	$176	$(7)
Government sponsored securities	—	—	—	1	1	(1)
Foreign government securities	188	143	(8)	68	41	(5)
States, municipalities and political subdivisions	281	634	(9)	8	16	(1)
Corporate securities	1,846	3,310	(57)	403	485	(21)
Residential mortgage-backed securities	692	1,967	(26)	125	173	(9)
Commercial mortgage-backed securities	2	4	(1)	4	8	(2)
Other securities	511	1,707	(19)	50	85	(5)
Total fixed maturity securities	3,571	$8,755	$(131)	686	$985	$(51)
Below are discussions by security type for unrealized losses and credit losses as of June 30, 2022:
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
Corporate securities: An allowance for credit losses on consumer-driven and financial sector fixed maturity corporate securities has been determined based on qualitative and quantitative factors including credit rating, decline in fair value and industry condition along with other available market data. With multiple risk factors present, these securities were reviewed for expected future cash flow to determine the portion of unrealized losses that were credit related and to record an allowance for credit losses. Unrealized losses on our other corporate securities were largely due to market conditions relating to increasing interest rates and the COVID-19 pandemic; however, qualitative factors did not indicate a credit loss as of June 30, 2022. We do not intend to sell these investments and it is likely we will not have to sell these investments prior to maturity or recovery of amortized cost.

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
The table below presents a roll-forward by major security type of the allowance for credit losses on fixed maturity securities available-for-sale held at period end for the three and six months ended months June 30, 2022 and 2021:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Foreign government securities	Corporate securities	Residential mortgage-backed securities	Total	Foreign government securities	Corporate Securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$3	$8	$2	$13	$—	$4	$2	$6
Additions for securities for which no previous expected credit losses were recognized	—	—	—	—	3	4	—	7
Securities sold during the period	(2)	(2)	—	(4)	(2)	(2)	—	(4)
Decreases to the allowance for credit losses on securities	—	(1)	—	(1)	—	(1)	—	(1)
Total allowance for credit losses, ending balance	$1	$5	$2	$8	$1	$5	$2	$8

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Corporate securities	Residential mortgage-backed securities	Total	Corporate Securities	Residential mortgage-backed securities	Total
Allowance for credit losses:
Beginning balance	$6	$2	$8	$7	$—	$7
Additions for securities for which no previous expected credit losses were recognized	—	—	—	1	—	1
Securities sold during the period	(2)	—	(2)	(2)	—	(2)
(Decreases) increases to the allowance for credit losses on securities	—	—	—	(2)	2	—
Total allowance for credit losses, ending balance	$4	$2	$6	$4	$2	$6

The amortized cost and fair value of fixed maturity securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$897	$892
Due after one year through five years	6,893	6,566
Due after five years through ten years	9,520	8,727
Due after ten years	6,325	5,794
Mortgage-backed securities	4,709	4,389
Total fixed maturity securities	$28,344	$26,368
During the three and six months ended June 30, 2022, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $7,026 and $10,672, respectively. During the three and six months ended June 30, 2021, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $627 and $5,950, respectively.
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
Equity Securities
A summary of marketable equity securities at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Equity securities:
Exchange traded funds	$1,460	$1,750
Common equity securities	18	42
Private equity securities	94	89
Total	$1,572	$1,881
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

Investment Gains and Losses
Net investment (losses) gains for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$16	$47	$36	$103
Gross realized losses from sales	(176)	(12)	(254)	(24)
Impairment (losses) recoveries recognized in income	(1)	2	(21)	1
Net realized (losses) gains from sales of fixed maturity securities	(161)	37	(239)	80
Equity securities:
Unrealized (losses) gains recognized on equity securities still held at the end of the period	(83)	17	(154)	8
Net realized (losses) gains recognized on equity securities sold during the period	(5)	1	(19)	(56)
Net (losses) gains on equity securities	(88)	18	(173)	(48)
Other investments:
Gross gains	10	90	33	95
Gross losses	(15)	—	(44)	—
Impairment (losses) recoveries recognized in income	(1)	2	(5)	(6)
Net losses on other investments	(6)	92	(16)	89
Net (losses) gains on investments	$(255)	$147	$(428)	$121
Accrued Investment Income
At June 30, 2022 and December 31, 2021, accrued investment income totaled $212 and $205, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,775 and $2,155 at June 30, 2022 and December 31, 2021, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of June 30, 2022 and December 31, 2021. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At June 30, 2022 and December 31, 2021, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,527 and $1,874, respectively, of United States Government securities for $241 and $281, respectively, and of Other securities for $7 and $0, respectively.
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
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $233 and $239 at June 30, 2022 and December 31, 2021, respectively.
During the three and six months ended June 30, 2022, we recognized net gains on non-hedging derivatives of $24 and $46, respectively. During the three and six months ended June 30, 2021, we recognized net gains on non-hedging derivatives of $25 and $47, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 is as follows:

	Level I	Level II	Level III	Total
June 30, 2022
Assets:
Cash equivalents	$3,036	$—	$—	$3,036
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,405	—	1,405
Government sponsored securities	—	69	—	69
Foreign government securities	—	262	—	262
States, municipalities and political subdivisions, tax-exempt	—	4,770	—	4,770
Corporate securities	—	11,811	155	11,966
Residential mortgage-backed securities	—	4,315	—	4,315
Commercial mortgage-backed securities	—	74	—	74
Other securities	—	3,289	218	3,507
Total fixed maturity securities, available-for-sale	—	25,995	373	26,368
Equity securities:
Exchange traded funds	1,460	—	—	1,460
Common equity securities	8	10	—	18
Private equity securities	—	—	94	94
Total equity securities	1,468	10	94	1,572
Other invested assets - common equity securities	127	—	—	127
Securities lending collateral	—	2,775	—	2,775
Derivatives - other assets	—	7	—	7
Total assets	$4,631	$28,787	$467	$33,885
Liabilities:
Derivatives - other liabilities	$—	$(36)	$—	$(36)
Total liabilities	$—	$(36)	$—	$(36)

December 31, 2021
Assets:
Cash equivalents	$2,415	$—	$—	$2,415
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,432	—	1,432
Government sponsored securities	—	68	—	68
Foreign government securities	—	347	—	347
States, municipalities and political subdivisions, tax-exempt	—	5,621	—	5,621
Corporate securities	—	12,027	336	12,363
Residential mortgage-backed securities	—	4,092	5	4,097
Commercial mortgage-backed securities	—	64	—	64
Other securities	—	2,888	19	2,907
Total fixed maturity securities, available-for-sale	—	26,539	360	26,899
Equity securities:
Exchange traded funds	1,750	—	—	1,750
Common equity securities	8	34	—	42
Private equity securities	—	—	89	89
Total equity securities	1,758	34	89	1,881
Other invested assets - common equity securities	138	—	—	138
Securities lending collateral	—	2,155	—	2,155
Derivatives - other assets	—	19	—	19
Total assets	$4,311	$28,747	$449	$33,507
Liabilities:
Derivatives - other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2022 and 2021 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended June 30, 2022
Beginning balance at April 1, 2022	$341	$4	$37	$99	$481
Total losses:
Recognized in net income	(5)	—	—	(2)	(7)
Purchases	11	—	190	11	212
Sales	(188)	—	—	(14)	(202)
Settlements	(5)	—	—	—	(5)
Transfers into Level III	14	—	—	—	14
Transfers out of Level III	(13)	(4)	(9)	—	(26)
Ending balance at June 30, 2022	$155	$—	$218	$94	$467
Change in unrealized losses included in net income related to assets still held at June 30, 2022	$—	$—	$—	$(3)	$(3)

Three Months Ended June 30, 2021
Beginning balance at April 1, 2021	$324	$2	$5	$65	$396
Total gains:
Recognized in net income	—	—	—	5	5
Recognized in accumulated other comprehensive loss	3	—	—	—	3
Purchases	65	—	2	8	75
Sales	(9)	—	—	(1)	(10)
Settlements	(32)	—	—	—	(32)
Ending balance at June 30, 2021	$351	$2	$7	$77	$437
Change in unrealized gains included in net income related to assets still held at June 30, 2021	$—	$—	$—	$5	$5

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2022 and 2021 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Six Months Ended June 30, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total losses:
Recognized in net income	(4)	—	—	1	(3)
Recognized in accumulated other comprehensive loss	(2)	—	—	—	(2)
Purchases	35	—	205	20	260
Sales	(175)	—	—	(16)	(191)
Settlements	(39)	—	—	—	(39)
Transfers into Level III	14	—	—	—	14
Transfers out of Level III	(10)	(5)	(6)	—	(21)
Ending balance at June 30, 2022	$155	$—	$218	$94	$467
Change in unrealized gains included in net income related to assets still held at June 30, 2022	$—	$—	$—	$1	$1

Six Months Ended June 30, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains:
Recognized in net income	—	—	—	13	13
Recognized in accumulated other comprehensive loss	6	—	—	—	6
Purchases	104	—	2	8	114
Sales	(11)	—	—	(4)	(15)
Settlements	(73)	—	—	—	(73)
Ending balance at June 30, 2021	$351	$2	$7	$77	$437
Change in unrealized gains included in net income related to assets still held at June 30, 2021	$—	$—	$—	$13	$13
There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2022 or 2021.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Integra in the second quarter of 2022 and the acquisitions of myNEXUS and MMM during the second quarter of 2021. The net assets acquired in our acquisitions of Integra, myNEXUS and MMM and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Integra, myNEXUS and MMM were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of Integra, myNEXUS and MMM described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2022 or 2021.

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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2022 or 2021.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2022 and December 31, 2021 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2022
Assets:
Other invested assets	$5,271	$—	$—	$5,271	$5,271
Liabilities:
Debt:
Short-term borrowings	175	—	175	—	175
Commercial paper	550	—	550	—	550
Notes	22,774	—	21,596	—	21,596
Convertible debentures	89	—	718	—	718

December 31, 2021
Assets:
Other invested assets	$5,087	$—	$—	$5,087	$5,087
Liabilities:
Debt:
Short-term borrowings	275	—	275	—	275
Commercial paper	300	—	300	—	300
Notes	22,384	—	25,150	—	25,150
Convertible debentures	72	—	687	—	687
8.     Income Taxes
During the three months ended June 30, 2022 and 2021, we recognized income tax expense of $493 and $552, respectively, which represent effective income tax rates of 23.0% and 23.5%, respectively. The decrease in our effective tax rate from the three months ended June 30, 2021 is primarily related to the tax impact of expected geographic changes in our mix of 2022 earnings.
During the six months ended June 30, 2022 and 2021, we recognized income tax expense of $1,024 and $1,061, respectively, which represent effective income tax rates of 22.9% and 23.4%, respectively. The decrease in our effective tax rate from the six months ended June 30, 2021 is primarily related to the tax impact of expected geographic changes in our mix of 2022 earnings.
Income taxes receivable totaled $332 and $173 at June 30, 2022 and December 31, 2021, respectively. We recognized the income taxes receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the six months ended June 30, 2022 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,847	$9,157	$278	$13,282
Ceded medical claims payable, beginning of period	(13)	(8)	—	(21)
Net medical claims payable, beginning of period	3,834	9,149	278	13,261
Business combinations and purchase adjustments	3	130	—	133
Net incurred medical claims:
Current period	14,541	40,439	757	55,737
Prior periods redundancies	(185)	(708)	(79)	(972)
Total net incurred medical claims	14,356	39,731	678	54,765
Net payments attributable to:
Current period medical claims	11,251	31,094	537	42,882
Prior periods medical claims	2,874	7,350	177	10,401
Total net payments	14,125	38,444	714	53,283
Net medical claims payable, end of period	4,068	10,566	242	14,876
Ceded medical claims payable, end of period	10	3	—	13
Gross medical claims payable, end of period	$4,078	$10,569	$242	$14,889
At June 30, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $101, $673 and $3,294 for the claim years 2020 and prior, 2021 and 2022, respectively.
At June 30, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $223, $869 and $9,474 for the claim years 2020 and prior, 2021 and 2022, respectively.
At June 30, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $1, $21 and $220 for the claim years 2020 and prior, 2021 and 2022, respectively.

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
The favorable development recognized in the six months ended June 30, 2022 and 2021 resulted primarily from trend factors in late 2021 and late 2020, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 developing faster than expected also contributed to the favorable development in the six months ended June 30, 2021. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at June 30, 2022.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2022 is as follows:

	Three Months Ended		Six Months Ended June 30, 2022
	March 31, 2022	June 30, 2022
Net incurred medical claims:
Commercial & Specialty Business	$6,834	$7,522	$14,356
Government Business	19,943	19,788	39,731
Other	354	324	678
Total net incurred medical claims	27,131	27,634	54,765
Quality improvement and other claims expense	1,084	1,143	2,227
Benefit expense	$28,215	$28,777	$56,992

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
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of June 30, 2022, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$4,068	$10,566	$242	$14,876
Ceded medical claims payable, end of period	10	3	—	13
Insurance lines other than short duration	—	238	—	238
Gross medical claims payable, end of period	$4,078	$10,807	$242	$15,127
10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2022 and December 31, 2021, we had $22,749 and $22,359, respectively, outstanding under these notes.
On May 16, 2022 we repaid, at maturity, the $850 outstanding balance of our 3.125% senior unsecured notes.
On April 29, 2022, we issued $600 aggregate principal amount of 4.100% Notes due 2032 (the “2032 Notes”) and $700 aggregate principal amount of 4.550% Notes due 2052 (the “2052 Notes”) under our shelf registration statement. Interest on the 2032 Notes and 2052 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2022. We used the net proceeds for working capital and general corporate purposes, such as the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
We have an unsecured surplus note with an outstanding principal balance of $25 at both June 30, 2022 and December 31, 2021.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On April 18, 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also on April 18, 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022 (the “2021 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”). In June 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into the 2021 364-Day Facility with a group of lenders for general corporate purposes. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of June 30, 2022, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.7%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of June 30, 2022, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility, 2021 364-Day Facility or the prior 364-Day Facility at any time during the six months ended June 30, 2022 or the year ended December 31, 2021.

Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. At June 30, 2022 and December 31, 2021, there were no amounts outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. In July 2022, we increased the amount available under the commercial paper program from $3,500 to $4,000. At June 30, 2022 and December 31, 2021, we had $550 and $300, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), which are governed by an indenture (the “indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options at the time of issue. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) was bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease of our deferred tax liabilities of $8 and a corresponding cumulative-effect reduction to our opening retained earnings of $23, eliminating the bifurcation of the embedded conversion option. During the three and six months ended June 30, 2022, $13 and $15 of aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three and six months ended June 30, 2022 of $93 and $107, respectively.

The following table summarizes at June 30, 2022 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$89
Net debt carrying amount	$89
Conversion rate (shares of common stock per $1,000 of principal amount)	14.2674
Effective conversion price (per $1,000 of principal amount)	$70.0899
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $175 and $275 of outstanding short-term borrowings from the FHLBs at June 30, 2022 and December 31, 2021, respectively.
All debt is a direct obligation of Elevance Health, Inc., except for the surplus note, the FHLB borrowings, and the Subsidiary Credit Facilities.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $325 at June 30, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
The BCBSA and Blue plans have approved a settlement agreement and release (the “Subscriber Settlement Agreement”) with the subscriber plaintiffs. If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will contain certain terms imposing non-monetary obligations including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan. As of June 30, 2022, the liability balance accrued for our estimated payment obligation was $507, net of payments made.
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. All terms of the Subscriber Settlement Agreement are subject to final approval by the Court. The deadline for objections to the settlement as well as the deadline for those who wished to opt-out from the settlement was in July 2021 and a small number of subscribers submitted valid opt-outs by the deadline. The claims deadline was in November 2021 and in excess of eight thousand claims were submitted. A final approval hearing was held in October 2021. The Court took the request for approval under advisement and requested supplemental briefing that was submitted. In February 2022, the Court ordered the issuance of a supplemental notice to self-funded account class members. The notice process was completed in March 2022. The deadline for objections to the supplemental notice along with opt-outs was in May 2022, and a motion certifying compliance with the supplemental notice was filed by class counsel in May 2022. If the Court grants approval of the Subscriber Settlement Agreement, and after all appellate rights have expired or have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
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
In March 2018, the Superior Court denied BCC's motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff's lawsuit. In November 2021, the plaintiff appealed the order granting BCC's motion for summary judgment. BCC's responding brief was filed in February 2022. We estimate that the appeal will be heard in the fall of 2022. We intend to vigorously defend the appeal of this lawsuit.
Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc. (“Express Scripts”), our vendor at the time for PBM services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York (the “District Court”). The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties (the “ESI PBM Agreement”), over $158 in damages related to operational breaches, as well as various declarations under the ESI PBM Agreement, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) was required to provide competitive benchmark pricing to us through the term of the ESI PBM Agreement; (iii) has breached the ESI PBM Agreement; and (iv) is required under the ESI PBM Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the

District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such action, the only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q are (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI PBM Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, and we filed an opposition to Express Scripts’ motion in July 2022. We intend to appeal the earlier summary judgment decision at the appropriate time, vigorously pursue our claims and defend against counterclaims, which we believe are without merit; however, the ultimate outcome of this litigation cannot be presently determined.
In re Express Scripts/Elevance Health ERISA Litigation
We are a defendant in a class action lawsuit that was initially filed in June 2016 against Elevance Health (fka Anthem, Inc.) and Express Scripts, which has been consolidated into a single multi-district lawsuit captioned In Re Express Scripts/Anthem ERISA Litigation, in the U.S. District Court for the Southern District of New York. The consolidated complaint was filed by plaintiffs against Express Scripts and us on behalf of all persons who are participants in or beneficiaries of any ERISA or non-ERISA healthcare plan from December 1, 2009 to December 31, 2019 in which we provided prescription drug benefits through the ESI PBM Agreement and paid a percentage based co-insurance payment in the course of using that prescription drug benefit. The plaintiffs allege that we breached our duties, either under ERISA or with respect to the implied covenant of good faith and fair dealing implied in the health plans, (i) by failing to adequately monitor Express Scripts’ pricing under the ESI PBM Agreement, (ii) by placing our own pecuniary interest above the best interests of our insureds by allegedly agreeing to higher pricing in the ESI PBM Agreement in exchange for the purchase price for our NextRx PBM business, and (iii) with respect to the non-ERISA members, by negotiating and entering into the ESI PBM Agreement that was allegedly detrimental to the interests of such non-ERISA members. Plaintiffs seek to hold us and Express Scripts jointly and severally liable and to recover all losses suffered by the proposed class, equitable relief, disgorgement of alleged ill-gotten gains, injunctive relief, attorney’s fees and costs and interest.
In April 2017, we filed a motion to dismiss the claims brought against us, and it was granted, without prejudice, in January 2018. Plaintiffs pursued an appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”). In December 2020, the Second Circuit affirmed the trial court’s order dismissing the ERISA complaint. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc, which was denied. Plaintiffs filed a writ of certiorari with the United States Supreme Court, which we opposed. In December 2021, the United States Supreme Court requested that the Solicitor General submit a brief “expressing the views of the United States” as to whether the court should grant plaintiffs’ writ. In May 2022, the Solicitor General recommended that the United States Supreme Court deny plaintiffs’ writ. In June 2022, the United States Supreme Court declined plaintiffs’ writ of certiorari.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health (fka Anthem, Inc.) in the U.S. District Court for the Southern District of New York in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. The motions are fully briefed and no decision has been rendered. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

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
In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits, reviews and administrative proceedings include routine and special inquiries by state insurance departments, state attorneys general, the U.S. Attorney General and subcommittees of the U.S. Congress. Such investigations, audits, reviews and administrative proceedings could result in the imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these actions, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at June 30, 2022 is approximately $902. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
A summary of our cash dividend activity for the six months ended June 30, 2022 and 2021 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
April 19, 2022	June 10, 2022	June 24, 2022	$1.28	$309

Six Months Ended June 30, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
April 20, 2021	June 10, 2021	June 25, 2021	$1.13	$278
On July 19, 2022, our Audit Committee declared a third quarter 2022 dividend to shareholders of $1.28 per share, payable on September 23, 2022 to shareholders of record at the close of business on September 9, 2022.
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
A summary of common stock repurchases for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30
	2022	2021
Shares repurchased	2.5	2.7
Average price per share	$471.72	$346.47
Aggregate cost	$1,169	$927
Authorization remaining at the end of the period	$3,022	$5,165
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2.9	$255.50
Granted	0.5	452.14
Exercised	(0.3)	247.80
Forfeited or expired	(0.1)	338.54
Outstanding at June 30, 2022	3.0	290.27	6.81	$586
Exercisable at June 30, 2022	1.8	238.24	5.61	$439
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the six months ended June 30, 2022 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1.3	$299.65
Granted	0.5	452.78
Vested	(0.5)	301.26
Forfeited	(0.1)	343.38
Nonvested at June 30, 2022	1.2	355.01
During the six months ended June 30, 2022, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2022 to 2024. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2024 based on results in the three year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30
	2022	2021
Risk-free interest rate	1.97%	1.44%
Volatility factor	29.00%	30.00%
Quarterly dividend yield	0.282%	0.360%
Weighted-average expected life (years)	5.10	5.50

The following weighted-average fair values per option or share were determined for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30
	2022	2021
Options granted during the period	$116.80	$79.22
Restricted stock awards granted during the period	452.78	312.50

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net unrealized investment (losses) gains:
Beginning of period balance	$(570)	$589	$494	$949
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $323, $(61), $677 and $46, respectively	(1,050)	201	(2,196)	(125)
Amounts reclassified from accumulated other comprehensive loss, net of tax (expense) benefit of $(34), $7, $(55) and $16, respectively	128	(26)	205	(62)
Other comprehensive (loss) income	(922)	175	(1,991)	(187)
Other comprehensive loss (income) attributable to noncontrolling interests, net of tax (benefit) expense of $(1), $1, $(3) and $1, respectively	3	(2)	8	—
End of period balance	(1,489)	762	(1,489)	762

Non-credit components of impairments on investments:
Beginning of period balance	(1)	(1)	—	(2)
Other comprehensive (loss) income, net of tax benefit (expense) of $0, $0, $1 and $(1), respectively	(1)	1	(2)	2
End of period balance	(2)	—	(2)	—

Net cash flow hedges:
Beginning of period balance	(236)	(246)	(239)	(250)
Other comprehensive income, net of tax expense of $(1), $(1), $(2) and $(2), respectively	3	2	6	6
End of period balance	(233)	(244)	(233)	(244)

Pension and other postretirement benefits:
Beginning of period balance	(422)	(542)	(429)	(552)
Other comprehensive income, net of tax expense of $(4), $(2), $(6) and $(6), respectively	9	8	16	18
End of period balance	(413)	(534)	(413)	(534)

Foreign currency translation adjustments:
Beginning of period balance	(7)	5	(4)	5
Other comprehensive loss, net of tax benefit of $1, $1, $2 and $1, respectively	(5)	(6)	(8)	(6)
End of period balance	(12)	(1)	(12)	(1)

Total:
Total beginning of period accumulated other comprehensive loss	(1,236)	(195)	(178)	150
Total other comprehensive (loss) income, net of tax benefit (expense) of $285, $(56), $617 and $54, respectively	(916)	180	(1,979)	(167)
Total other comprehensive loss (income) attributable to noncontrolling interests, net of tax (benefit) expense of $(1), $1, $(3) and $1, respectively	3	(2)	8	—
Total end of period accumulated other comprehensive loss	$(2,149)	$(17)	$(2,149)	$(17)

14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Denominator for basic earnings per share – weighted-average shares	240.7	244.5	241.0	244.8
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	2.7	2.9	2.9	3.0
Denominator for diluted earnings per share	243.4	247.4	243.9	247.8
During the three months ended June 30, 2022 and 2021, weighted-average shares related to certain stock options of 0.5 and 0.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2022 and 2021, weighted-average shares related to certain stock options of 0.4 and 0.4, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three and six months ended June 30, 2022, we issued approximately 0.0 and 0.5 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2022 through 2024. During the three and six months ended June 30, 2021, we issued approximately 0.0 and 0.9 restricted stock units under our stock incentive plans, 0.0 and 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2021 through 2023. The contingent restricted stock units have been excluded from the denominators for diluted earnings per share and will be included only if and when the contingency is met.
15.     Segment Information
As discussed in Note 1 “Organization”, we will be organizing our brand portfolio into three core go-to-market brands over the next several years. Currently, there are no changes to our segments associated with this branding strategy. The results of our operations continue to be described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
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
Our Other segment includes our Diversified Business Group, now known as Carelon, which is our health services business focused on lowering the cost and improving the quality of healthcare by enabling and creating new care delivery and payment models, with a special emphasis on serving those with complex and chronic conditions. This segment also includes certain eliminations and corporate expenses not allocated to our other reportable segments.
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
Affiliated revenues represent revenues or cost for services provided to our subsidiaries by IngenioRx and Carelon, formerly known as our Diversified Business Group, as well as certain back-office services provided by our international businesses, and are recorded at cost or management’s estimate of fair market value. These affiliated revenues are eliminated in consolidation.
Financial data by reportable segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended June 30, 2022
Operating revenue - unaffiliated	$10,561	$23,835	$3,566	$520	$—	$38,482
Operating revenue - affiliated	—	—	3,505	2,778	(6,283)	—
Operating gain	806	996	479	86	—	2,367
Three Months Ended June 30, 2021
Operating revenue - unaffiliated	$9,550	$20,066	$3,042	$621	$—	$33,279
Operating revenue - affiliated	—	—	3,177	1,896	(5,073)	—
Operating gain	791	868	405	17	—	2,081
Six Months Ended June 30, 2022
Operating revenue - unaffiliated	$20,830	$47,593	$6,867	$1,078	$—	$76,368
Operating revenue - affiliated	—	—	6,887	5,441	(12,328)	—
Operating gain	1,888	1,785	877	264	—	4,814
Six Months Ended June 30, 2021
Operating revenue - unaffiliated	$19,041	$39,349	$5,780	$1,207	$—	$65,377
Operating revenue - affiliated	—	—	6,301	3,680	(9,981)	—
Operating gain	2,059	1,346	812	25	—	4,242

The major product revenues for each of the reportable segments for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Commercial & Specialty Business
Managed care products	$8,621	$7,772	$17,023	$15,461
Managed care services	1,532	1,416	3,008	2,802
Dental/Vision products and services	360	335	716	671
Other	48	27	83	107
Total Commercial & Specialty Business	10,561	9,550	20,830	19,041
Government Business
Managed care products	23,733	19,965	47,368	39,147
Managed care services	102	101	225	202
Total Government Business	23,835	20,066	47,593	39,349
IngenioRx
Pharmacy products and services	7,071	6,219	13,754	12,081
Other
Integrated health services	2,983	2,366	5,930	4,615
Other	315	151	589	272
Total Other Business	3,298	2,517	6,519	4,887
Eliminations
Eliminations	(6,283)	(5,073)	(12,328)	(9,981)
Total product revenues	$38,482	$33,279	$76,368	$65,377
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Reportable segments’ operating revenue	$38,482	$33,279	$76,368	$65,377
Net investment income	381	400	741	691
Net (losses) gains on financial instruments	(231)	172	(382)	168
Total revenues	$38,632	$33,851	$76,727	$66,236

A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Income before income tax expense	$2,143	$2,353	$4,469	$4,529
Net investment income	(381)	(400)	(741)	(691)
Net losses (gains) on financial instruments	231	(172)	382	(168)
Interest expense	208	205	409	397
Amortization of other intangible assets	166	90	295	170
Loss on extinguishment of debt	—	5	—	5
Reportable segments’ operating gain	$2,367	$2,081	$4,814	$4,242
16.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Operating Leases
Right-of-use assets	Other noncurrent assets	$601	$628
Lease liabilities, current	Other current liabilities	180	133
Lease liabilities, noncurrent	Other noncurrent liabilities	738	864

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Lease Expense
Operating lease expense	$33	$34	$65	$63
Short-term lease expense	11	12	24	24
Sublease income	(1)	(1)	(2)	(2)
Total lease expense	$43	$45	$87	$85

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$53	$36	$105	$88
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$29	$145	$37	$160
As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term of our operating leases was 7 years for each period. The lease liabilities reflect a weighted average discount rate of 2.75% at June 30, 2022 and 2.69% at December 31, 2021.

Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2022 (excluding the six months ended June 30, 2022)	$109
2023	203
2024	174
2025	136
2026	99
Thereafter	335
Total future minimum payments	1,056
Less imputed interest	(138)
Total lease liabilities	$918
As of June 30, 2022, we have no new leases which will commence during the second half of 2022.
17. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 15, “Segment Information”) for 2022 and 2021 is as follows:

	Commercial and Specialty Business	Government Business	IngenioRx	Other	Total
Balance as of January 1, 2021	$11,593	$8,331	$48	$1,719	$21,691
Acquisitions and adjustments	—	2,018	11	508	2,537
Balance as of December 31, 2021	11,593	10,349	59	2,227	24,228
Acquisitions and adjustments	18	112	—	9	139
Balance as of June 30, 2022	$11,611	$10,461	$59	$2,236	$24,367
Accumulated impairment as of June 30, 2022	$—	$—	$—	$—	$—
The components of other intangible assets as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$5,791	$(3,467)	$2,324	$5,598	$(3,236)	$2,362
Provider and hospital relationships	327	(138)	189	324	(129)	195
Other	920	(202)	718	610	(141)	469
Total	7,038	(3,807)	3,231	6,532	(3,506)	3,026
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,991	—	5,991	6,299	—	6,299
State Medicaid licenses	1,540	—	1,540	1,290	—	1,290
Total	7,531	—	7,531	7,589	—	7,589
Other intangible assets	$14,569	$(3,807)	$10,762	$14,121	$(3,506)	$10,615

During the three months ended June 30, 2022, we recorded intangible assets related to Integra and also reclassified $308 of trademarks with indefinite lives to intangible assets with finite lives - Other, which relates to our new branding strategy. In addition, the amortization period of certain intangible assets is being shortened to align with the anticipated dates the new branding will take place.
Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized.
As of June 30, 2022, the estimated amortization expense for the year ending December 31, 2022 and each of the five succeeding years is as follows: 2022, $745; 2023, $736; 2024, $370; 2025, $312; 2026, $259; and 2027, $219.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
On May 18, 2022, our shareholders approved a proposal to amend our amended and restated articles of incorporation to change our name from Anthem, Inc. to Elevance Health, Inc., which amendment and name change went into effect on June 27, 2022. We began operating as Elevance Health, Inc. and trading under our new ticker symbol “ELV” on June 28, 2022. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
This MD&A should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2021 and the MD&A included in our 2021 Annual Report on Form 10-K.
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2022 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2022, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are the largest health insurer in the United States in terms of medical membership, serving over 47 million medical members through our affiliated health plans as of June 30, 2022. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Integra Managed Care, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. We offer pharmacy benefits management (“PBM”) services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
As part of our name change to Elevance Health, on June 15, 2022 we announced that over the next several years we will organize our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and Commercial plans under the Wellpoint name; and
•Carelon — this brand will bring together our healthcare brands and capabilities, including our Diversified Business Group and IngenioRx business under a single brand name. We now refer to our Diversified Business Group as Carelon. In January 2023, IngenioRx will become CarelonRx.
There are currently no segment changes associated with this branding strategy.
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

COVID-19
The COVID-19 pandemic continues to impact the global economy, cause market instability and uncertainty in the labor market and put pressure on the healthcare system, and it has impacted, and will likely continue to impact, our membership, benefit expense and members behavior, including how members access healthcare services. See “Business Trends” below for a discussion of the impact of COVID-19 on our pricing and medical costs.
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
Business Trends
We made the decision to modestly expand our participation in the Individual on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”) for 2022 after also expanding in 2021. As a result, for 2022 we are offering Public Exchange products in 122 of the 143 rating regions in which we operate, in comparison to 103 of 143 rating regions in 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
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
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, contracting inflation and healthcare provider or member fraud.
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

The Omicron surge quickly declined during the first quarter of 2022, with COVID-19 inpatient authorizations, provider-based tests, visits and vaccinations all decreasing to lower levels by the end of the first quarter of 2022; concurrently, non-COVID-19 healthcare utilization throughout the second quarter of 2022 recovered from lower levels earlier in the year. For the remainder of 2022, we anticipate additional claim costs for new pharmaceutical treatments for COVID-19 and compliance with governmental regulations on COVID-19 testing reimbursement. We expect claims costs related to COVID-19 testing, treatment and hospitalizations will continue throughout 2022 even during periods with lower COVID-19 infection and confirmed case activity. The ongoing cost and volume of covered services related to the COVID-19 pandemic may have a material adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
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
At the end of the currently enacted public health emergency, which has been extended until October 2022, Medicaid eligibility recertification will resume. Recertifications could begin as early as November 2022, but may not occur until 2023 in certain states, and we expect a decline in our Medicaid membership once recertification resumes. At the same time, we expect growth in our Commercial risk-based and fee-based plans, including through the Public Exchange, as members exiting Medicaid in our fourteen Commercial states seek coverage elsewhere.
Beginning in July 2022, the health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury (the “Health Plan Transparency Rule”) require us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we will be required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
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
The American Rescue Plan Act of 2021, (the “Rescue Plan”), which was enacted in March 2021, contains several health-related provisions that have impacted our business, including expansion of premium tax credits for our Public Exchange business and full subsidization of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage for those who were involuntarily terminated or had their work hours reduced. The Rescue Plan’s premium tax credit provisions became effective in January 2021, while the COBRA premium subsidization was effective from April 2021 through September 2021. Expiration of the premium tax credit provisions on December 31, 2022, unless extended by Congress, may have an adverse effect upon our business.

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
Other Significant Items
Business and Operational Matters
As mentioned above, we began operating as Elevance Health on June 28, 2022. This change is intended to better reflect our business and our journey from a traditional health benefits organization to a lifetime, trusted health partner. Elevance Health supports health at every stage, offering health plans and clinical, behavioral, pharmacy and complex-care solutions that promote whole health.
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes.
On June 29, 2021, we completed our acquisition of MMM Holdings, LLC (“MMM”) and its Medicare Advantage plan, Medicaid plan and other affiliated companies. MMM is a Puerto Rico-based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
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
In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. In the fourth quarter of 2021, we identified additional office space reductions and related fixed asset impairments due to the continuing COVID-19 pandemic and recorded a charge of $202 in selling general and administrative expenses. For additional information, see Note 4, “Business Optimization Initiatives,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
If approved by the Court, the Subscriber Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $594, and will include certain terms imposing non-monetary obligations on the defendants. As of June 30, 2022, the liability balance accrued for our estimated remaining payment obligation was $507, net of payments made. All terms of the Subscriber Settlement Agreement are subject to approval by the Court before they become effective. For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
For the twelve months ended June 30, 2022, total medical membership increased by 2.7 million, or 6.1%. The Government Business segment increase was driven primarily by the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic. In addition, Medicaid membership growth was impacted by the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022, as well as organic growth in our Medicare Advantage business. Our Commercial & Specialty Business segment experienced organic growth in both our Group fee-based and Group risk-based membership as sales exceeded lapses. BlueCard membership increased due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas. Individual membership increased due to our Public Exchange expansion in 2022.

Operating revenue for the three months ended June 30, 2022 was $38,482, an increase of $5,203, or 15.6%, from the three months ended June 30, 2021. Operating revenue increased primarily as a result of higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM in the second quarter of 2021, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022, as well as from premium rate increases to cover medical cost trends and membership growth in our Medicare Advantage and Commercial & Specialty Business risk-based businesses. The increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment, the acquisition of Integra in the second quarter of 2022 and the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021.
Operating revenue for the six months ended June 30, 2022 was $76,368, an increase of $10,991, or 16.8%, from the six months ended June 30, 2021. This increase in operating revenue was primarily driven by higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM in the second quarter of 2021 and the retroactive reinstatement of a Medicare directed payment program. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage and Commercial & Specialty Business risk-based businesses also contributed to higher premium revenue. The increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022, the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021 and the acquisition of Integra in the second quarter of 2022.
Net income for the three months ended June 30, 2022 was $1,650, a decrease of $151, or 8.4%, from the three months ended June 30, 2021. The decrease in net income was primarily due to losses on financial instruments in 2022, as compared to gains on financial instruments in 2021, as well as increased intangible amortization in 2022 related to recent acquisitions and the rebranding of our products, as we expect to retire certain trade names in the future. These decreases were partially offset by operating gain increases in each of our business units.
Net income for the six months ended June 30, 2022 was $3,445, a decrease of $23, or 0.7%, from the six months ended June 30, 2021. The decrease in net income was primarily due to losses on financial instruments in 2022, as compared to gains on financial instruments in 2021, as well as increased intangible amortization in 2022 related to recent acquisitions and the rebranding of our products, as we expect to retire certain trade names in the future. These decreases were partially offset by a net operating gain increase from our business units.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $6.79 for the three months ended June 30, 2022, which represented a 6.3% decrease from EPS of $7.25 for the three months ended June 30, 2021. Our diluted shares for the three months ended June 30, 2022 were 243.4, a decrease of 4.0, or 1.6%, compared to the three months ended June 30, 2021. The decrease in EPS for the three months ended June 30, 2022 resulted primarily from reduced shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.
Our fully-diluted shareholders’ EPS was $14.18 for the six months ended June 30, 2022, which represented a 1.6% increase from fully-diluted EPS of $13.95 for the six months ended June 30, 2021. Our diluted shares for the six months ended June 30, 2022 were 243.9, a decrease of 3.9, or 1.6%, compared to the six months ended June 30, 2021. The increase in EPS for the six months ended June 30, 2022 resulted primarily from the impact of fewer diluted shares outstanding.
Operating cash flow for the six months ended June 30, 2022 and 2021 was $4,993 and $4,188, respectively. The increase was primarily due to higher net income in 2022, excluding the non-cash impact of losses/gains on investments, as we recognized realized losses during the first six months of 2022 compared to realized gains in the first six months of 2021. The increase was further attributable to the timing of working capital changes.

Membership
The following table presents our medical membership by reportable segment and customer type as of June 30, 2022 and 2021. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

	June 30
(In thousands)	2022	2021	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	803	738	65	8.8%
Group Risk-Based	4,020	3,851	169	4.4%
Commercial Risk-Based	4,823	4,589	234	5.1%
BlueCard®	6,445	6,235	210	3.4%
Group Fee-Based	20,086	19,372	714	3.7%
Commercial Fee-Based	26,531	25,607	924	3.6%
Total Commercial & Specialty Business	31,354	30,196	1,158	3.8%
Government Business:
Medicare Advantage	1,946	1,824	122	6.7%
Medicare Supplement	942	936	6	0.6%
Total Medicare	2,888	2,760	128	4.6%
Medicaid	11,181	9,754	1,427	14.6%
Federal Employees Health Benefits	1,628	1,631	(3)	(0.2)%
Total Government Business	15,697	14,145	1,552	11.0%
Total Medical Membership	47,051	44,341	2,710	6.1%
Other Membership
Life and Disability Members	4,779	4,732	47	1.0%
Dental Members	6,620	6,606	14	0.2%
Dental Administration Members	1,589	1,497	92	6.1%
Vision Members	9,385	7,819	1,566	20.0%
Medicare Part D Standalone Members	276	433	(157)	(36.3)%

Medical Membership
Medical membership increased in both our Government Business and Commercial & Specialty Business segments primarily due to organic growth. The Government Business segment organic growth was primarily driven by the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic. In addition, Medicaid membership growth was impacted by the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022, as well as organic membership growth in Medicare Advantage. Our Commercial & Specialty Business segment experienced organic growth in both our Group fee-based and Group risk-based membership as sales exceeded lapses. BlueCard membership increased due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas. Individual membership increased due to our Public Exchange expansion in 2022.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership increased primarily due to new sales of disability products, partially offset by lapses and negative in-group change of life membership. Dental membership increased primarily due to sales exceeding lapses in our Group risk-based accounts and penetration increases in our Federal Employees Health Benefits (“FEHB”) program, partially offset by the loss of a significant Group fee-based account. Dental administration membership increased primarily due to increased sales to other BCBS plans associated with the FEHB program. Vision membership increased primarily due to the launch of a new entry level vision product in our Group markets, as well as the growth in our Medicare Advantage business. Medicare Part D Standalone membership declined as we discontinued certain legacy products.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2022 vs. 2021		2022 vs. 2021
	2022	2021	2022	2021	$	%	$	%
Total operating revenue	$38,482	$33,279	$76,368	$65,377	$5,203	15.6%	$10,991	16.8%
Net investment income	381	400	741	691	(19)	(4.8)%	50	7.2%
Net (losses) gains on financial instruments	(231)	172	(382)	168	(403)	NM	(550)	NM
Total revenues	38,632	33,851	76,727	66,236	4,781	14.1%	10,491	15.8%
Benefit expense	28,777	24,763	56,992	48,462	4,014	16.2%	8,530	17.6%
Cost of products sold	3,069	2,614	5,952	4,927	455	17.4%	1,025	20.8%
Selling, general and administrative expense	4,269	3,821	8,610	7,746	448	11.7%	864	11.2%
Other expense[1]	374	300	704	572	74	24.7%	132	23.1%
Total expenses	36,489	31,498	72,258	61,707	4,991	15.8%	10,551	17.1%
Income before income tax expense	2,143	2,353	4,469	4,529	(210)	(8.9)%	(60)	(1.3)%
Income tax expense	493	552	1,024	1,061	(59)	(10.7)%	(37)	(3.5)%
Net income	$1,650	$1,801	$3,445	$3,468	$(151)	(8.4)%	$(23)	(0.7)%
Net loss (income) attributable to noncontrolling interests	3	(8)	13	(10)	11	NM	23	NM
Shareholders’ net income	$1,653	$1,793	$3,458	$3,458	$(140)	(7.8)%	$—	—%

Average diluted shares outstanding	243.4	247.4	243.9	247.8	(4.0)	(1.6)%	(3.9)	(1.6)%
Diluted shareholders’ net income per share	$6.79	$7.25	$14.18	$13.95	$(0.46)	(6.3)%	$0.23	1.6%
Effective tax rate	23.0%	23.5%	22.9%	23.4%		(50) bp3		(50) bp3
Benefit expense ratio[2]	87.0%	86.8%	86.5%	86.2%		20 bp3		30 bp3
Selling, general and administrative expense ratio[4]	11.1%	11.5%	11.3%	11.8%		(40) bp3		(50) bp3
Income before income tax expense as a percentage of total revenues	5.5%	7.0%	5.8%	6.8%		(150) bp3		(100) bp3
Shareholders’ net income as a percentage of total revenues	4.3%	5.3%	4.5%	5.2%		(100) bp3		(70) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt..
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2022 and 2021 were $33,076 and $28,533, respectively. Premiums for the six months ended June 30, 2022 and 2021 were $65,861 and $56,209, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Total operating revenue increased primarily as a result of higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM in the second quarter of 2021, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022, as well as from premium rate increases to cover medical cost trends and membership growth in our Medicare Advantage and Commercial & Specialty Business risk-based businesses. The increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment, the acquisition of Integra in the second quarter of 2022 and the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021.
We had net losses on financial instruments in the second quarter of 2022 as compared to net gains in the second quarter of 2021, as a result of increased losses on fixed maturity securities, mark-to-market losses on equity securities still held and reduced gains on sales of equity securities.
Benefit expense increased primarily due to healthcare costs associated with organic membership growth in our Medicaid and Medicare businesses, the acquisition of MMM in the second quarter of 2021 and the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract. Membership growth in our Commercial risk-based business also contributed to the increased benefit expense. The increase in benefit expense was also attributable to the acquisition of Integra in the second quarter of 2022 and the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021.
Our benefit expense ratio increased primarily due to the impact of continued membership increases in our Government Business segment, which has a higher benefit expense ratio than our Commercial & Specialty Business segment.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to increased costs to support membership growth and related to our acquisitions.
Our selling, general and administrative expense ratio decreased primarily due to the operating revenue growth in 2022, partially offset by increased costs to support membership growth.
Other expense increased primarily due to additional amortization of intangible assets related to recent acquisitions and the rebranding of our products. The amortization period of certain intangible assets is being shortened to align with anticipated dates the new branding will take place. In addition, certain indefinite-lived intangible assets have been reclassified as definite-lived, and therefore, are now being amortized. For additional information regarding intangible asset amortization, see Note 17, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our shareholders’ net income as a percentage of total revenues decreased in 2022 as compared to 2021 as a result of all factors discussed above.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Total operating revenue increased primarily as a result of higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM in the second quarter of 2021 and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage and Commercial & Specialty Business risk-based businesses also contributed to higher premium revenue. The increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022, the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021 and the acquisition of Integra in the second quarter of 2022.

Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced investment income from alternative investments.
We had net losses on financial instruments in the first six months of 2022 as compared to net gains in the first six months of 2021, as a result of increased losses on fixed maturity securities, mark-to-market losses on equity securities still held and reduced gains on sales of equity securities.
Benefit expense increased primarily due to healthcare costs associated with organic membership growth in our Medicaid and Medicare businesses, the acquisition of MMM in the second quarter of 2021 and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and higher healthcare costs in our Commercial risk-based business also contributed to the higher benefit expense. The increase in benefit expense was also attributable to the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract, the launch of our Healthy Blue managed care alliance in North Carolina in the first quarter of 2021 and the acquisition of Integra in the second quarter of 2022.
Our benefit expense ratio increased primarily due to the impact of continued membership increases in our Government Business segment, which has a higher benefit expense ratio than our Commercial & Specialty Business segment. Higher healthcare costs in our Commercial risk-based businesses also contributed to the benefit expense ratio increase.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to increased costs to support membership growth and related to our acquisitions.
Our selling, general and administrative expense ratio decreased primarily due to operating revenue growth in 2022, partially offset by increased costs to support membership growth.
Other expense increased primarily due to additional amortization of intangible assets related to recent acquisitions and the rebranding of our products. The amortization period of certain intangible assets is being shortened to align with anticipated dates the new branding will take place. In addition, certain indefinite-lived intangible assets have been reclassified as definite-lived, and therefore, are now being amortized. For additional information regarding intangible asset amortization, see Note 17, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our shareholders’ net income as a percentage of total revenues decreased in 2022 as compared to 2021 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and administrative fees and other revenue. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and selling, general and administrative expense. It does not include net investment income, net (losses) gains on financial instruments, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As previously discussed, we will be organizing our brand portfolio into three core go-to-market brands over the next several years. There are currently no changes to our segments associated with this branding strategy. The results of our operations continue to be described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2022 vs. 2021		2022 vs. 2021
	2022	2021	2022	2021	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$10,561	$9,550	$20,830	$19,041	$1,011	10.6%	$1,789	9.4%
Government Business	23,835	20,066	47,593	39,349	3,769	18.8%	8,244	21.0%
IngenioRx	7,071	6,219	13,754	12,081	852	13.7%	1,673	13.8%
Other	3,298	2,517	6,519	4,887	781	31.0%	1,632	33.4%
Eliminations	(6,283)	(5,073)	(12,328)	(9,981)	(1,210)	NM	(2,347)	NM
Total operating revenue	$38,482	$33,279	$76,368	$65,377	$5,203	15.6%	$10,991	16.8%

Operating Gain
Commercial & Specialty Business	$806	$791	$1,888	$2,059	$15	1.9%	$(171)	(8.3)%
Government Business	996	868	1,785	1,346	128	14.7%	439	32.6%
IngenioRx	479	405	877	812	74	18.3%	65	8.0%
Other	86	17	264	25	69	NM	239	NM

Operating Margin
Commercial & Specialty Business	7.6%	8.3%	9.1%	10.8%		(70) bp		(170) bp
Government Business	4.2%	4.3%	3.8%	3.4%		(10) bp		40 bp
IngenioRx	6.8%	6.5%	6.4%	6.7%		30 bp		(30) bp
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Commercial & Specialty Business
Operating revenue increased primarily due to higher premiums in our Commercial risk-based business due to membership growth, premium rate increases in our Commercial risk-based business designed to cover medical cost trends and increased administrative fees in our Commercial fee-based businesses.
Operating gain increased primarily due to the positive contribution from increased risk-based and fee-based membership, partially offset by the net unfavorable effect of COVID-19.
Government Business
Operating revenue increased primarily as a result of higher premium revenue associated with organic Medicaid membership growth resulting from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM at the end of the second quarter of 2021 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage business also increased premium revenue, as did the acquisition of Integra during the second quarter of 2022 and the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021.

The increase in operating gain was primarily driven by premium rates in Medicare that better reflect the acuity of our members and organic membership growth in our Medicaid membership resulting from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic.
IngenioRx
Operating revenue increased primarily due to higher prescription volume driven by growth in integrated medical and pharmacy members in 2022 and to a lesser extent, a favorable out of period adjustment related to the first quarter of 2022.
The increase in operating gain was primarily driven by a favorable out of period adjustment related to the first quarter of 2022, as well as the impact of higher prescription volume associated with growth in integrated medical and pharmacy members in 2022.
Other
Operating revenue increased primarily due to higher revenue for expanded services performed by Carelon, formerly known as our Diversified Business Group, for our Commercial & Specialty Business segment in 2022. In addition, results in 2022 include revenue from myNEXUS, which was acquired in the second quarter of 2021. These increases were partially offset by the reduction of external revenue due to the loss of a behavioral health contract.
Operating gain increased primarily due to improved performance in Carelon.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Commercial & Specialty Business
Operating revenue increased primarily due to higher premiums in our Commercial risk-based business due to membership growth, premium rate increases in our Commercial risk-based business to cover medical cost trends and increased administrative fees in our Commercial fee-based businesses.
Operating gain decreased primarily due to the net unfavorable effect of COVID-19 and increased spend to support growth. These impacts were partially offset by positive contribution from the growth in our risk-based and fee-based membership.
Government Business
Operating revenue increased primarily as a result of higher premium revenue associated with organic Medicaid membership growth resulting from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM at the end of the second quarter of 2021 and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage business also increased premium revenue, as did the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022, the launch of our Healthy Blue managed care alliance in North Carolina in the third quarter of 2021 and the acquisition of Integra during the second quarter of 2022.
The increase in operating gain was primarily driven by premium rates in Medicare that better reflect the acuity of our members, organic membership growth in our Medicaid membership resulting from the continued temporary suspension of eligibility recertification during the COVID-19 pandemic and the acquisition of MMM in the second quarter of 2022. These increases were partially offset by additional spend to support growth.
IngenioRx
Operating revenue increased as a result of higher prescription volume, driven by growth in integrated medical and pharmacy members in 2022.
The increase in operating gain was primarily a result of higher prescription volume, driven by growth in integrated medical and pharmacy members in 2022, partially offset by the non-recurrence of a favorable out of period adjustment recorded in the first quarter of 2021 related to 2020.

Other
Operating revenue increased primarily due to higher revenue for expanded services performed by Carelon for our Commercial & Specialty Business segment in 2022. In addition, results in 2022 included revenue from myNEXUS, which was acquired in the second quarter of 2021. These increases were partially offset by the reduction of external revenue due to the loss of a behavioral health contract.
Operating gain increased primarily due to improved performance in Carelon and the acquisition of myNEXUS in 2021.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2021 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2021, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2022, our critical accounting policies and estimates have not changed from those described in our 2021 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2022, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2021 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2022 and 2021, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2022 and 2021, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at June 30, 2022.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2022	2021
Assumed trend factors	$967	$1,402
Assumed completion factors	5	370
Total	$972	$1,772
The favorable development recognized in the six months ended June 30, 2022 and 2021 resulted primarily from trend factors in late 2021 and late 2020, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter part of 2020 developing faster than expected also contributed to the favorable development for the six months ended June 30, 2021.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 76.9% and 77.6% for the six months ended June 30, 2022 and 2021, respectively. This ratio serves as an indicator of claims processing speed whereby claims payments slowed down slightly during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was driven by the strengthening of incurred but not reported claims, within our medical claims payable, to account for an increase in overall payment cycle time.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the six months ended June 30, 2022, this metric was 7.9%, largely driven by favorable trend factor development at the end of 2021. For the six months ended June 30, 2021, this metric was 19.0%, largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2020.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2022, this metric was 1.0%, which was calculated using the redundancy of $972. For the six months ended June 30, 2021, the comparable metric was 2.1%, which was calculated using the redundancy of $1,772. We believe these metrics demonstrate an appropriate level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the six months ended June 30, 2022, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2022, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30		2022 vs. 2021
	2022	2021	Change
Sources of Cash:
Net cash provided by operating activities	$4,993	$4,188	$805
Issuances of commercial paper and short- and long-term debt, net of repayments	507	2,985	(2,478)
Proceeds from issuance of common stock under employee stock plans	116	141	(25)
Other sources of cash, net	681	253	428
Total sources of cash	6,297	7,567	(1,270)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,766)	(2,630)	864
Purchases of subsidiaries, net of cash acquired	(609)	(3,442)	2,833
Repurchase and retirement of common stock	(1,169)	(927)	(242)
Purchases of property and equipment	(549)	(489)	(60)
Cash dividends	(618)	(555)	(63)
Total uses of cash	(4,711)	(8,043)	3,332
Effect of foreign exchange rates on cash and cash equivalents	(10)	(7)	(3)
Net increase (decrease) in cash and cash equivalents	$1,576	$(483)	$2,059
The increase in net cash provided by operating activities was primarily due to higher net income in 2022, excluding the non-cash impact of losses/gains on investments, as we recognized realized losses during the first six months of 2022 compared to realized gains in the first six months of 2021. The increase was further attributable to the timing of working capital changes.
Other significant changes in sources or uses of cash year-over-year included lower amounts for purchases of subsidiaries, net of cash acquired and reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions and increased other sources of cash, net, partially offset by reduced proceeds from commercial paper and short- and long-term debt, net of repayments.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $34,396 at June 30, 2022. Since December 31, 2021, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $736, primarily due to cash generated from operations. This increase was partially offset by cash used for common stock repurchases, dividends paid to shareholders, acquisitions and purchases of property and equipment.
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
At June 30, 2022, we held $948 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.7% and 38.9% as of June 30, 2022 and December 31, 2021, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. In April 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also in April 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022 (the “2021 364-Day Facility” and together with the 5-Year Facility, the “Credit Facilities”). Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Credit Facility covenants materially affect our financial or operating flexibility. As of June 30, 2022, we were in compliance with all of the debt covenants under the Credit Facilities.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $200. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At June 30, 2022 and December 31, 2021, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. In July 2022, we increased the amount available under the commercial paper program from $3,500 to $4,000. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $4,000, to redeem any outstanding commercial paper upon maturity.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, collectively (the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $175 and $275 of outstanding short-term borrowings from the FHLBs at June 30, 2022 and December 31, 2021, respectively.
While there is no assurance in the current economic environment, we believe the lenders participating in our credit facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations. At June 30, 2022, we had $550 outstanding under our commercial paper program.
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
For additional information regarding our sources and uses of capital at June 30, 2022, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof. These risks and uncertainties include, but are not limited to: the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and catastrophes; trends in healthcare costs and utilization rates; our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates; the impact of federal, state and international law and regulation, including changes in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; our ability to contract with providers on cost-effective and competitive terms; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; reduced enrollment; the impact of a cyber-attack or other cyber security breach resulting in unauthorized disclosure of member or employee sensitive or confidential information, including the impact and outcome of any investigations, inquiries, claims and litigation related thereto; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; risks and uncertainties related to our pharmacy benefit management (“PBM”) business, including non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; medical malpractice or professional liability claims or other risks related to healthcare and PBM services provided by our subsidiaries; general risks associated with mergers, acquisitions, joint ventures and strategic alliances; changes in tax laws; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; failure to effectively maintain and modernize our information systems; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2021 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2022, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2022 to April 30, 2022	334,332	$508.42	333,668	$3,477
May 1, 2022 to May 31, 2022	417,759	493.11	416,662	3,272
June 1, 2022 to June 30, 2022	528,268	473.67	526,428	3,022
	1,280,359		1,276,758
1    Total number of shares purchased includes 3,601 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2022, we repurchased 1,276,758 shares at a total cost of $624 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 26, 2021 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2		Bylaws of the Company, as amended effective June 28, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

4.6		(p) Form of the 4.100% Notes due 2032, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

(q) Form of the 4.550% Notes due 2052, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

4.7		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	2017 Elevance Health Incentive Compensation Plan, as amended and restated effective June 28, 2022.
	*	(l) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2022, as amended and restated effective June 28, 2022.

	*	(m) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022.

	*	(n) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022.

10.3	*	Elevance Health Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective June 28, 2022.

10.4	*	Elevance Health Executive Agreement Plan, as amended and restated effective June 28, 2022.

10.5	*	Elevance Health Executive Salary Continuation Plan, as amended and restated effective June 28, 2022.

10.6	*	Elevance Health Directed Executive Compensation Plan, as amended and restated effective June 28, 2022.

10.7	*	Elevance Health Board of Directors Compensation Program, as amended and restated effective June 28, 2022.

10.8	*	Elevance Health Board of Directors’ Deferred Compensation Plan, as amended and restated effective June 28, 2022.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Elevance Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

July 20, 2022	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

July 20, 2022	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)