Form 10-Q
period 2022-09-30
Elevance Health, Inc.
filed 2022-10-19
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Registrant’s telephone number, including area code: (833) 401-1577
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 12, 2022, 238,827,582 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,872	$4,880
Fixed maturity securities (amortized cost of $28,306 and $25,641; allowance for credit losses of $10 and $6)	25,526	26,267
Equity securities	1,503	1,881
Premium receivables	6,682	5,681
Self-funded receivables	3,873	4,010
Other receivables	3,651	3,749
Other current assets	5,496	4,654
Total current assets	55,603	51,122
Long-term investments:
Fixed maturity securities (amortized cost of $671 and $616; allowance for credit losses of $0 and $0)	622	632
Other invested assets	5,516	5,225
Property and equipment, net	4,197	3,919
Goodwill	24,381	24,228
Other intangible assets	10,536	10,615
Other noncurrent assets	2,171	1,719
Total assets	$103,026	$97,460

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,242	$13,518
Other policyholder liabilities	5,482	5,521
Unearned income	3,702	1,153
Accounts payable and accrued expenses	4,963	4,970
Short-term borrowings	265	275
Current portion of long-term debt	2,249	1,599
Other current liabilities	9,384	7,849
Total current liabilities	41,287	34,885
Long-term debt, less current portion	21,258	21,157
Reserves for future policy benefits	825	802
Deferred tax liabilities, net	1,825	2,805
Other noncurrent liabilities	1,788	1,683
Total liabilities	66,983	61,332
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 238,974,624 and 241,770,746	2	2
Additional paid-in capital	9,169	9,148
Retained earnings	29,604	27,088
Accumulated other comprehensive loss	(2,784)	(178)
Total shareholders’ equity	35,991	36,060
Noncontrolling interests	52	68
Total equity	36,043	36,128
Total liabilities and equity	$103,026	$97,460

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Premiums	$33,722	$30,395	$99,583	$86,604
Product revenue	3,972	3,353	10,841	9,132
Administrative fees and other revenue	1,931	1,800	5,569	5,189
Total operating revenue	39,625	35,548	115,993	100,925
Net investment income	371	335	1,112	1,026
Net (losses) gains on financial instruments	(57)	(61)	(439)	107
Total revenues	39,939	35,822	116,666	102,058
Expenses
Benefit expense	29,404	26,645	86,396	75,107
Cost of products sold	3,437	2,898	9,389	7,825
Selling, general and administrative expense	4,514	3,946	13,124	11,692
Interest expense	213	201	622	598
Amortization of other intangible assets	225	136	520	306
Loss on extinguishment of debt	—	—	—	5
Total expenses	37,793	33,826	110,051	95,533
Income before income tax expense	2,146	1,996	6,615	6,525
Income tax expense	533	494	1,557	1,555
Net income	1,613	1,502	5,058	4,970
Net loss (income) attributable to noncontrolling interests	5	7	18	(3)
Shareholders’ net income	$1,618	$1,509	$5,076	$4,967
Shareholders’ net income per share
Basic	$6.75	$6.20	$21.11	$20.33
Diluted	$6.68	$6.13	$20.86	$20.09
Dividends per share	$1.28	$1.13	$3.84	$3.39

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2022	2021	2022	2021
Net income	$1,613	$1,502	$5,058	$4,970
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(639)	(97)	(2,630)	(284)
Change in non-credit component of impairment losses on investments	(1)	(1)	(3)	1
Change in net unrealized gains/losses on cash flow hedges	2	4	8	10
Change in net periodic pension and postretirement costs	7	8	23	26
Foreign currency translation adjustments	(7)	(1)	(15)	(7)
Other comprehensive loss	(638)	(87)	(2,617)	(254)
Net loss (income) attributable to noncontrolling interests	5	7	18	(3)
Other comprehensive loss attributable to noncontrolling interests	3	1	11	1
Total shareholders’ comprehensive income	$983	$1,423	$2,470	$4,714

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2022	2021
Operating activities
Net income	$5,058	$4,970
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on financial instruments	439	(107)
Equity in net earnings of other invested assets	(304)	(437)
Depreciation and amortization	1,202	942
Deferred income taxes	(170)	114
Share-based compensation	191	196
Changes in operating assets and liabilities:
Receivables, net	(678)	(1,751)
Other invested assets	46	(56)
Other assets	(474)	(470)
Policy liabilities	1,537	2,328
Unearned income	2,548	(308)
Accounts payable and other liabilities	598	1,093
Income taxes	(41)	168
Other, net	(35)	10
Net cash provided by operating activities	9,917	6,692
Investing activities
Purchases of investments	(19,612)	(15,130)
Proceeds from sale of investments	9,402	8,339
Maturities, calls and redemptions from investments	7,606	3,388
Changes in securities lending collateral	(677)	(1,030)
Purchases of subsidiaries, net of cash acquired	(623)	(3,442)
Purchases of property and equipment	(854)	(747)
Other, net	(91)	(50)
Net cash used in investing activities	(4,849)	(8,672)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	375	(150)
Proceeds from long-term borrowings	1,286	3,462
Repayments of long-term borrowings	(982)	(954)
Proceeds from short-term borrowings	1,365	175
Repayments of short-term borrowings	(1,375)	—
Changes in securities lending payable	685	1,030
Changes in bank overdrafts	181	316
Repurchase and retirement of common stock	(1,748)	(1,378)
Cash dividends	(924)	(831)
Proceeds from issuance of common stock under employee stock plans	152	161
Taxes paid through withholding of common stock under employee stock plans	(91)	(101)
Other, net	16	8
Net cash (used in) provided by financing activities	(1,060)	1,738
Effect of foreign exchange rates on cash and cash equivalents	(16)	(9)
Change in cash and cash equivalents	3,992	(251)
Cash and cash equivalents at beginning of period	4,880	5,741
Cash and cash equivalents at end of period	$8,872	$5,490

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2021 (audited)	241.8	$2	$9,148	$27,088	$(178)	$68	$36,128
Adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(23)	—	—	(23)
January 1, 2022	241.8	2	9,148	27,065	(178)	68	36,105
Net income (loss)	—	—	—	1,805	—	(10)	1,795
Other comprehensive loss	—	—	—	—	(1,058)	(5)	(1,063)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.2)	—	(45)	(500)	—	—	(545)
Dividends and dividend equivalents	—	—	—	(312)	—	—	(312)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	39	—	—	—	39
Convertible debenture repurchases, conversions and tax adjustments	—	—	9	—	—	—	9
March 31, 2022	241.1	2	9,151	28,058	(1,236)	56	36,031
Net income (loss)	—	—	—	1,653	—	(3)	1,650
Other comprehensive loss	—	—	—	—	(913)	(3)	(916)
Noncontrolling interests adjustment	—	—	—	—	—	5	5
Repurchase and retirement of common stock	(1.3)	—	(48)	(576)	—	—	(624)
Dividends and dividend equivalents	—	—	—	(310)	—	—	(310)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	111	—	—	—	111
Convertible debenture repurchases and conversions	—	—	(80)	—	—	—	(80)
June 30, 2022	240.0	2	9,134	28,825	(2,149)	55	35,867
Net income (loss)	—	—	—	1,618	—	(5)	1,613
Other comprehensive loss	—	—	—	—	(635)	(3)	(638)
Noncontrolling interest adjustment	—	—	—	—	—	5	5
Repurchase and retirement of common stock	(1.2)	—	(47)	(532)	—	—	(579)
Dividends and dividend equivalents	—	—	—	(307)	—	—	(307)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	103	—	—	—	103
Convertible debenture repurchases and conversions	—	—	(21)	—	—	—	(21)
September 30, 2022	239.0	$2	$9,169	$29,604	$(2,784)	$52	$36,043

See accompanying notes.

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
January 1, 2021	245.4	$3	$9,244	$23,802	$150	$—	$33,199
Net income	—	—	—	1,665	—	2	1,667
Other comprehensive loss	—	—	—	—	(345)	(2)	(347)
Accumulated noncontrolling interests	—	—	—	—	—	65	65
Repurchase and retirement of common stock	(1.4)	(1)	(53)	(393)	—	—	(447)
Dividends and dividend equivalents	—	—	—	(281)	—	—	(281)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	62	—	—	—	62
March 31, 2021	244.9	2	9,253	24,793	(195)	65	33,918
Net income	—	—	—	1,793	—	8	1,801
Other comprehensive income	—	—	—	—	178	2	180
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.3)	—	(47)	(433)	—	—	(480)
Dividends and dividend equivalents	—	—	—	(279)	—	—	(279)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	119	—	—	—	119
Convertible debenture repurchases and conversions	—	—	(216)	—	—	—	(216)
June 30, 2021	243.9	2	9,109	25,874	(17)	78	35,046
Net income (loss)	—	—	—	1,509	—	(7)	1,502
Other comprehensive loss	—	—	—	—	(86)	(1)	(87)
Noncontrolling interests adjustment	—	—	—	—	—	1	1
Repurchase and retirement of common stock	(1.2)	—	(44)	(407)	—	—	(451)
Dividends and dividend equivalents	—	—	—	(276)	—	—	(276)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	75	—	—	—	75
Convertible debenture repurchases and conversions	—	—	(2)	—	—	—	(2)
September 30, 2021	242.8	$2	$9,138	$26,700	$(103)	$71	$35,808

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2022
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.     Organization
On May 18, 2022, our shareholders approved a proposal to amend our amended and restated articles of incorporation to change our name from Anthem, Inc. to Elevance Health, Inc. This amendment and name change went into effect on June 27, 2022. We began operating as Elevance Health, Inc. and trading under our new ticker symbol “ELV” on June 28, 2022. References to the terms “we,” “our,” “us” or “Elevance Health” used throughout these Notes to Consolidated Financial Statements refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Elevance Health is a health company with the purpose of improving the health of humanity. We are the largest health insurer in the United States in terms of medical membership, serving over 47 million medical members through our affiliated health plans as of September 30, 2022. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We also provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to our subsidiary health plans and also unaffiliated health plans, including pharmacy benefits management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
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
There are currently no segment changes associated with this branding strategy. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner, and given this evolution we are in the process of reviewing and modifying how we will manage our businesses in the future.

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2021 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 have been recorded. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or any other period. The seasonal nature of portions of our health care and related benefits business, competitive and other market conditions, as well as COVID-19 related impacts, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $291 and $173 at September 30, 2022 and December 31, 2021, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $140 and $142 at September 30, 2022 and December 31, 2021, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $82 and $50 at September 30, 2022 and December 31, 2021, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income, and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $709 and $648 at September 30, 2022 and December 31, 2021, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2022. For the three and nine months ended September 30, 2022 and 2021, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.

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
Recent Accounting Guidance Not Yet Adopted: In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The amendments in ASU 2018-12 make changes to a variety of areas to simplify or improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The amendments require insurers to annually review the assumptions they make about their policyholders and update the liabilities for future policy benefits if the assumptions change. The amendments also simplify the amortization of deferred contract acquisition costs and add new disclosure requirements about the assumptions insurers use to measure their liabilities and how they may affect future cash flows. The amendments related to the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs are to be applied to contracts in force as of the beginning of the earliest period presented, with an option to apply such amendments retrospectively with a cumulative-effect adjustment to the opening balance of retained earnings as of the earliest period presented. The amendments for market risk benefits are to be applied retrospectively. We do not believe the adoption of ASU 2020-11 and ASU 2018-12 will have a material impact on our consolidated financial position, results of operations, cash flows, and related disclosures.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2021 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.
3.    Business Acquisitions
Completed Acquisitions
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”) from Personal Touch Holding Corporation. Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The purchase price was allocated to the tangible and intangible net assets acquired based on management’s initial estimates of their fair values, of which $89 has been allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $123 to goodwill, including measurement period adjustments to goodwill of $13 during the quarter ended September 30, 2022. The majority of goodwill is deductible for income tax purposes. As of September 30, 2022, the initial accounting for the acquisition had not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Acquisitions completed during the year ended December 31, 2021, for which the initial accounting was finalized during the three months ended June 30, 2022 included myNEXUS, Inc. (“myNEXUS”), a comprehensive home-based nursing management company for payors, and MMM Holdings, LLC (“MMM”), including its Medicare Advantage plan, Medicaid plan and other affiliated companies. As of September 30, 2022, the purchase price of each transaction was allocated to the tangible and intangible net assets acquired based on management’s final estimates of their fair values, of which $1,577 has been allocated to finite-lived intangible assets, $20 to indefinite-lived intangible assets, and $2,531 to goodwill. The majority of goodwill is not deductible for income tax purposes.
4.    Business Optimization Initiatives
Provided below is a summary of the activity, by reportable segment, related to the liability for employee termination costs previously incurred in connection with our enterprise-wide business optimization initiatives introduced in 2020.

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
2020 Business Optimization Initiatives
Employee termination costs:
Liability for employee termination costs at January 1, 2022	$61	$57	$1	$3	$122
Payments	(16)	(14)	—	—	(30)
Liability for employee termination costs at September 30, 2022	$45	$43	$1	$3	$92
5.     Investments
Fixed Maturity Securities
We evaluate our available-for-sale fixed maturity securities for declines based on qualitative and quantitative factors. We have established an allowance for credit loss and recorded credit loss expense as a reflection of our expected impairment losses. We continue to review our investment portfolios under our impairment review policy. Given the inherent uncertainty of changes in market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and additional material impairment losses for credit losses on investments may be recorded in future periods.

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2022 and December 31, 2021 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

September 30, 2022
Fixed maturity securities:
United States Government securities	$1,673	$—	$(125)	$—	$1,548
Government sponsored securities	65	—	(4)	—	61
Foreign government securities	322	—	(70)	(1)	251
States, municipalities and political subdivisions	4,431	5	(355)	—	4,081
Corporate securities	13,766	9	(1,560)	(7)	12,208
Residential mortgage-backed securities	4,748	7	(506)	(2)	4,247
Commercial mortgage-backed securities	77	—	(7)	—	70
Other securities	3,895	37	(250)	—	3,682
Total fixed maturity securities	$28,977	$58	$(2,877)	$(10)	$26,148
December 31, 2021
Fixed maturity securities:
United States Government securities	$1,443	$7	$(18)	$—	$1,432
Government sponsored securities	65	4	(1)	—	68
Foreign government securities	353	7	(13)	—	347
States, municipalities and political subdivisions	5,321	310	(10)	—	5,621
Corporate securities	12,044	401	(78)	(4)	12,363
Residential mortgage-backed securities	4,059	75	(35)	(2)	4,097
Commercial mortgage-backed securities	65	2	(3)	—	64
Other securities	2,907	24	(24)	—	2,907
Total fixed maturity securities	$26,257	$830	$(182)	$(6)	$26,899

For fixed maturity securities in an unrealized loss position at September 30, 2022 and December 31, 2021, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2022
Fixed maturity securities:
United States Government securities	65	$911	$(77)	29	$303	$(48)
Government sponsored securities	40	61	(4)	1	—	—
Foreign government securities	225	169	(34)	151	81	(36)
States, municipalities and political subdivisions	1,964	3,602	(314)	139	200	(41)
Corporate securities	4,322	10,228	(1,165)	1,318	1,679	(395)
Residential mortgage-backed securities	2,035	2,949	(294)	530	1,182	(212)
Commercial mortgage-backed securities	34	56	(3)	7	13	(4)
Other securities	921	2,535	(165)	269	670	(85)
Total fixed maturity securities	9,606	$20,511	$(2,056)	2,444	$4,128	$(821)
December 31, 2021
Fixed maturity securities:
United States Government securities	51	$990	$(11)	27	$176	$(7)
Government sponsored securities	—	—	—	1	1	(1)
Foreign government securities	188	143	(8)	68	41	(5)
States, municipalities and political subdivisions	281	634	(9)	8	16	(1)
Corporate securities	1,846	3,310	(57)	403	485	(21)
Residential mortgage-backed securities	692	1,967	(26)	125	173	(9)
Commercial mortgage-backed securities	2	4	(1)	4	8	(2)
Other securities	511	1,707	(19)	50	85	(5)
Total fixed maturity securities	3,571	$8,755	$(131)	686	$985	$(51)
Although not material to our consolidated results of operations, during the nine months ended September 30, 2022, we recorded a combination of credit losses, losses on sales of fixed maturity securities and impairments related to our exposure resulting from investments in Russia and Ukraine. At September 30, 2022, our remaining holdings of Russia and Ukraine fixed maturity securities were not material.
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of September 30, 2022, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the high rate of inflation and other market conditions and not by unfavorable changes in the credit quality characteristics that impact our assessment on collectability of principal and interest. We have evaluated qualitative and quantitative factors for indications of credit losses on our securities, including factors such as credit rating, foreign political conflicts, uncertainties around future ability to collect payment, significant declines in fair value and industry conditions, market data, and notifications of maturity and coupon default, and have recorded an allowance for credit losses in the amount of $10 and $6 at September 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$911	$901
Due after one year through five years	7,364	6,871
Due after five years through ten years	9,535	8,467
Due after ten years	6,342	5,592
Mortgage-backed securities	4,825	4,317
Total fixed maturity securities	$28,977	$26,148
During the three and nine months ended September 30, 2022, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $5,281 and $15,953, respectively. During the three and nine months ended September 30, 2021, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $2,620 and $8,570, respectively.
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
Equity Securities
A summary of marketable equity securities at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Equity securities:
Exchange traded funds	$1,403	$1,750
Common equity securities	5	42
Private equity securities	95	89
Total	$1,503	$1,881
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

Investment Gains and Losses
Net investment (losses) gains for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$8	$30	$44	$133
Gross realized losses from sales	(99)	(8)	(353)	(32)
Impairment (losses) recoveries recognized in income	(5)	—	(25)	1
Net realized (losses) gains from sales of fixed maturity securities	(96)	22	(334)	102
Equity securities:
Unrealized (losses) gains recognized on equity securities still held at the end of the period	(43)	(4)	(192)	4
Net realized gains (losses) recognized on equity securities sold during the period	4	(1)	(20)	(57)
Net losses on equity securities	(39)	(5)	(212)	(53)
Other investments:
Gross gains	95	2	126	9
Gross losses	(2)	(93)	(45)	(5)
Impairment (losses) recoveries recognized in income	(12)	1	(17)	(5)
Net losses (gains) on other investments	81	(90)	64	(1)
Net (losses) gains on investments	$(54)	$(73)	$(482)	$48
Accrued Investment Income
At September 30, 2022 and December 31, 2021, accrued investment income totaled $228 and $205, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,841 and $2,155 at September 30, 2022 and December 31, 2021, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of September 30, 2022 and December 31, 2021. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At September 30, 2022 and December 31, 2021, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,636 and $1,874, respectively, of United States Government securities for $180 and $281, respectively, and of Other securities for $25 and $0, respectively.
6.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to

LIBOR or the Secured Overnight Financing Rate (“SOFR”). Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current assets,” “Other noncurrent assets,” “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $231 and $239 at September 30, 2022 and December 31, 2021, respectively.
During the three and nine months ended September 30, 2022, we recognized net (losses) gains on non-hedging derivatives of $(3) and $43, respectively. During the three and nine months ended September 30, 2021, we recognized net gains on non-hedging derivatives of $12 and $59, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 is as follows:

	Level I	Level II	Level III	Total
September 30, 2022
Assets:
Cash equivalents	$5,794	$—	$—	$5,794
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,548	—	1,548
Government sponsored securities	—	61	—	61
Foreign government securities	—	251	—	251
States, municipalities and political subdivisions, tax-exempt	—	4,081	—	4,081
Corporate securities	—	12,079	129	12,208
Residential mortgage-backed securities	—	4,247	—	4,247
Commercial mortgage-backed securities	—	70	—	70
Other securities	—	3,371	311	3,682
Total fixed maturity securities, available-for-sale	—	25,708	440	26,148
Equity securities:
Exchange traded funds	1,403	—	—	1,403
Common equity securities	6	(1)	—	5
Private equity securities	—	—	95	95
Total equity securities	1,409	(1)	95	1,503
Other invested assets - common equity securities	149	—	—	149
Securities lending collateral	—	2,841	—	2,841
Derivatives - other assets	—	25	—	25
Total assets	$7,352	$28,573	$535	$36,460
Liabilities:
Derivatives - other liabilities	$—	$(70)	$—	$(70)
Total liabilities	$—	$(70)	$—	$(70)

December 31, 2021
Assets:
Cash equivalents	$2,415	$—	$—	$2,415
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,432	—	1,432
Government sponsored securities	—	68	—	68
Foreign government securities	—	347	—	347
States, municipalities and political subdivisions, tax-exempt	—	5,621	—	5,621
Corporate securities	—	12,027	336	12,363
Residential mortgage-backed securities	—	4,092	5	4,097
Commercial mortgage-backed securities	—	64	—	64
Other securities	—	2,888	19	2,907
Total fixed maturity securities, available-for-sale	—	26,539	360	26,899
Equity securities:
Exchange traded funds	1,750	—	—	1,750
Common equity securities	8	34	—	42
Private equity securities	—	—	89	89
Total equity securities	1,758	34	89	1,881
Other invested assets - common equity securities	138	—	—	138
Securities lending collateral	—	2,155	—	2,155
Derivatives - other assets	—	19	—	19
Total assets	$4,311	$28,747	$449	$33,507
Liabilities:
Derivatives - other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2022 and 2021 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Three Months Ended September 30, 2022
Beginning balance at July 1, 2022	$155	$—	$218	$94	$467
Total losses:
Recognized in net income	—	—	—	—	—
Recognized in accumulated other comprehensive loss	1	—	17	—	18
Purchases	15	—	77	3	95
Sales	(26)	—	(1)	(2)	(29)
Settlements	(10)	—	—	—	(10)
Transfers out of Level III	(6)	—	—	—	(6)
Ending balance at September 30, 2022	$129	$—	$311	$95	$535
Change in unrealized losses included in net income related to assets still held at September 30, 2022	$—	$—	$—	$—	$—

Three Months Ended September 30, 2021
Beginning balance at July 1, 2021	$351	$2	$7	$77	$437
Total gains:
Recognized in net income	1	—	—	5	6
Recognized in accumulated other comprehensive loss	(1)	—	—	—	(1)
Purchases	34	—	—	3	37
Sales	—	—	—	(1)	(1)
Settlements	(47)	—	—	—	(47)
Transfers out of Level III	(4)	(1)	(5)	—	(10)
Ending balance at September 30, 2021	$334	$1	$2	$84	$421
Change in unrealized gains included in net income related to assets still held at September 30, 2021	$—	$—	$—	$5	$5

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2022 and 2021 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Securities	Equity Securities	Total
Nine Months Ended September 30, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total losses:
Recognized in net income	—	—	—	1	1
Recognized in accumulated other comprehensive loss	(1)	—	17	—	16
Purchases	40	—	281	24	345
Sales	(201)	—	(1)	(19)	(221)
Settlements	(42)	—	—	—	(42)
Transfers into Level III	9	—	—	—	9
Transfers out of Level III	(12)	(5)	(5)	—	(22)
Ending balance at September 30, 2022	$129	$—	$311	$95	$535
Change in unrealized gains included in net income related to assets still held at September 30, 2022	$—	$—	$—	$1	$1

Nine Months Ended September 30, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains:
Recognized in net income	2	—	—	17	19
Recognized in accumulated other comprehensive loss	4	—	—	—	4
Purchases	135	—	—	11	146
Sales	(12)	—	—	(4)	(16)
Settlements	(118)	—	(1)	—	(119)
Transfers out of Level III	(2)	(1)	(2)	—	(5)
Ending balance at September 30, 2021	$334	$1	$2	$84	$421
Change in unrealized gains included in net income related to assets still held at September 30, 2021	$—	$—	$—	$17	$17
There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2022 or 2021.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Integra in the second quarter of 2022 and the acquisitions of myNEXUS and MMM during the second quarter of 2021. The net assets acquired in our acquisitions of Integra, myNEXUS and MMM and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Integra, myNEXUS and MMM were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of Integra, myNEXUS and MMM described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2022 or 2021.

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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2022 or 2021.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2022 and December 31, 2021 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2022
Assets:
Other invested assets	$5,367	$—	$—	$5,367	$5,367
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Commercial paper	675	—	675	—	675
Notes	22,747	—	20,163	—	20,163
Convertible debentures	86	—	554	—	554

December 31, 2021
Assets:
Other invested assets	$5,087	$—	$—	$5,087	$5,087
Liabilities:
Debt:
Short-term borrowings	275	—	275	—	275
Commercial paper	300	—	300	—	300
Notes	22,384	—	25,150	—	25,150
Convertible debentures	72	—	687	—	687
8.     Income Taxes
During the three months ended September 30, 2022 and 2021, we recognized income tax expense of $533 and $494, respectively, which represent effective income tax rates of 24.8% and 24.7%, respectively.
During the nine months ended September 30, 2022 and 2021, we recognized income tax expense of $1,557 and $1,555, respectively, which represent effective income tax rates of 23.5% and 23.8%, respectively. The decrease in our effective tax rate from the nine months ended September 30, 2021 was primarily related to the tax impact of expected geographic changes in our mix of 2022 earnings.
Income taxes receivable totaled $214 and $173 at September 30, 2022 and December 31, 2021, respectively. We recognized the income taxes receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 15, “Segment Information”), for the nine months ended September 30, 2022 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of period	$3,847	$9,157	$278	$13,282
Ceded medical claims payable, beginning of period	(13)	(8)	—	(21)
Net medical claims payable, beginning of period	3,834	9,149	278	13,261
Business combinations and purchase adjustments	3	130	—	133
Net incurred medical claims:
Current period	22,049	60,971	1,157	84,177
Prior periods redundancies	(183)	(639)	(79)	(901)
Total net incurred medical claims	21,866	60,332	1,078	83,276
Net payments attributable to:
Current period medical claims	18,604	50,950	899	70,453
Prior periods medical claims	3,181	7,854	184	11,219
Total net payments	21,785	58,804	1,083	81,672
Net medical claims payable, end of period	3,918	10,807	273	14,998
Ceded medical claims payable, end of period	3	—	—	3
Gross medical claims payable, end of period	$3,921	$10,807	$273	$15,001
At September 30, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $81, $388 and $3,449 for the claim years 2020 and prior, 2021 and 2022, respectively.
At September 30, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for the Government Business was $148, $508 and $10,151 for the claim years 2020 and prior, 2021 and 2022, respectively.
At September 30, 2022, the total of net incurred but not reported liabilities plus expected development on reported claims for Other was $2, $14 and $257 for the claim years 2020 and prior, 2021 and 2022, respectively.

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
The favorable development recognized in the nine months ended September 30, 2022 and 2021 resulted primarily from trend factors in late 2021 and late 2020, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2020 developing faster than expected also contributed to the favorable development in the nine months ended September 30, 2021. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at September 30, 2022.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for periods in 2022 is as follows:

	Three Months Ended			Nine Months Ended September 30, 2022
	March 31, 2022	June 30, 2022	September 30, 2022
Net incurred medical claims:
Commercial & Specialty Business	$6,834	$7,522	$7,510	$21,866
Government Business	19,943	19,788	20,601	60,332
Other	354	324	400	1,078
Total net incurred medical claims	27,131	27,634	28,511	83,276
Quality improvement and other claims expense	1,084	1,143	893	3,120
Benefit expense	$28,215	$28,777	$29,404	$86,396
During the three months ended September 30, 2022, based on recent regulatory clarification, we realigned certain quality improvement costs from benefit expense to administrative expense that were previously allocated to benefit expense during the three months ended March 31, 2022 and the three months ended June 30, 2022.

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
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of September 30, 2022, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Net medical claims payable, end of period	$3,918	$10,807	$273	$14,998
Ceded medical claims payable, end of period	3	—	—	3
Insurance lines other than short duration	—	241	—	241
Gross medical claims payable, end of period	$3,921	$11,048	$273	$15,242
10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2022 and December 31, 2021, we had $22,722 and $22,359, respectively, outstanding under these notes.
On May 16, 2022, we repaid, at maturity, the $850 outstanding balance of our 3.125% senior unsecured notes.
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
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2022 and December 31, 2021.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On April 18, 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also on April 18, 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022 (the “2021 364-Day Facility”). In June 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into the 2021 364-Day Facility with a group of lenders for general corporate purposes. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of September 30, 2022, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.7%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of September 30, 2022, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility, the 2021 364-Day Facility or the prior 364-Day Facility at any time during the nine months ended September 30, 2022 or the year ended December 31, 2021.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. At September 30, 2022 and December 31, 2021, there were no amounts outstanding under our Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. In July 2022, we increased the amount available under the commercial paper program from $3,500 to $4,000. At September 30, 2022 and December 31, 2021, we had $675 and $300, respectively, outstanding under this program.
We have outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), which are governed by an indenture (the “indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options at the time of issue. As a result, the value of the embedded conversion option (net of deferred taxes and equity issuance costs) was bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease of our deferred tax liabilities of $8 and a corresponding cumulative-effect reduction to our opening retained earnings of $23, eliminating the bifurcation of the embedded conversion option. During the three and nine months ended September 30, 2022, $4 and $19 of aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three and nine months ended September 30, 2022 of $25 and $132, respectively.
The following table summarizes at September 30, 2022 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$86
Net debt carrying amount	$86
Conversion rate (shares of common stock per $1,000 of principal amount)	14.2967
Effective conversion price (per $1,000 of principal amount)	$69.9462
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $265 and $275 of outstanding short-term borrowings from the FHLBs at September 30, 2022 and December 31, 2021, respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at September 30, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

In April 2018, the Court issued an order on the parties’ cross motions for partial summary judgment, determining that the defendants’ aggregation of geographic market allocations and output restrictions are to be analyzed under a per se standard of review, and the BlueCard® program and other alleged Section 1 Sherman Act violations are to be analyzed under the rule of reason standard of review. With respect to whether the defendants operate as a single entity with regard to the enforcement of the Blue Cross Blue Shield trademarks, the Court found that summary judgment was not appropriate due to the existence of genuine issues of material fact. In April 2019, the plaintiffs filed motions for class certification, which defendants opposed.
The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), which agreement required the Court’s approval to become effective. The Subscriber Settlement Agreement requires the defendants to make a monetary settlement payment and contains certain terms imposing non-monetary obligations including (i) eliminating the “national best efforts” rule in the BCBSA license agreements (which rule limits the percentage of non-Blue revenue permitted for each Blue plan) and (ii) allowing for some large national employers with self-funded benefit plans to request a bid for insurance coverage from a second Blue plan in addition to the local Blue plan.
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. A small number of subscribers submitted valid opt-outs by the July 2021 opt-out deadline. In excess of eight thousand claims were submitted by the November 2021 claims submission deadline. A fairness hearing was held in October 2021 and the Court took the request for final approval under advisement and requested supplemental briefing that was submitted. In February 2022, the Court ordered the issuance of a supplemental notice to self-funded account class members, which notice process was completed in March 2022. The deadline for objections to the supplemental notice along with opt-outs was in May 2022.
In August 2022, the Court issued a final approval order for the Subscriber Settlement Agreement. The Court amended its final approval order in September 2022, further clarifying the injunctive relief that may be available to subscribers who submitted valid opt-outs. In September 2022, an objector filed a motion to amend the final approval order, which the Court denied. In compliance with the Subscriber Settlement Agreement, the Company paid its remaining $506 portion of the settlement fund into an escrow account in September 2022, for an aggregate settlement payment by the Company of $596.
Four notices of appeal of the final approval order were filed by the September 2022 deadline. Those appeals will proceed in the United States Court of Appeals for the Eleventh Circuit. In October 2022, the subscriber plaintiffs filed a motion to consolidate and expedite the four appeals. After all appellate rights have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determines the standard of review applicable to providers’ claims. In May 2021, the defendants and provider plaintiffs filed renewed standard of review motions. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued (i) an order granting certain defendants’ motion for partial summary judgment against provider plaintiffs who had previously released claims against such defendants, and (ii) an order granting provider plaintiffs’ motion for partial summary judgment, holding that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued (i) an order granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) an order denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the providers’ group boycott claims are subject to the rule of reason. We intend to continue to vigorously defend the provider litigation, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 2:22-cv-00261-RDP (N.D. Ala.); and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.). We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.

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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. BCC filed a motion for summary judgment with the Superior Court, which was heard in October 2020. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. In

November 2021, the plaintiff appealed the order granting BCC's motion for summary judgment. BCC’s responding brief was filed in March 2022. Plaintiff’s reply was filed in May 2022. We estimate that the appeal will be heard in the winter of 2022. We intend to vigorously defend the appeal of this lawsuit.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such action, the only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q are (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI PBM Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which we opposed in July 2022. We intend to appeal the earlier summary judgment decision at the appropriate time, vigorously pursue our claims and defend against counterclaims, which we believe are without merit; however, the ultimate outcome of this litigation cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. (f/k/a Anthem, Inc.) in the U.S. District Court for the Southern District of New York (the “New York District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. In an opinion and order issued October 3, 2022, the New York District Court denied our motions, and the case will now proceed in such court. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our

HealthSun investigation has focused on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal and Civil Divisions of the DOJ. We are cooperating with the ongoing investigations of the Criminal and Civil Divisions of the DOJ related to these risk adjustment practices, and have entered into a tolling agreement with the Civil Division of the DOJ related to its investigation. We are analyzing the scope of potential data corrections to be submitted to CMS and have begun to submit data corrections to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. While certain elements of the escrow claims were resolved in the fourth quarter of 2021, litigation in the Delaware Court of Chancery related to the remaining indemnity claims for escrowed funds remains ongoing.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at September 30, 2022 is approximately $830. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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

A summary of our cash dividend activity for the nine months ended September 30, 2022 and 2021 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
April 19, 2022	June 10, 2022	June 24, 2022	$1.28	$309
July 19, 2022	September 9, 2022	September 23, 2022	$1.28	$306

Nine Months Ended September 30, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
April 20, 2021	June 10, 2021	June 25, 2021	$1.13	$278
July 20, 2021	September 10, 2021	September 24, 2021	$1.13	$276
On October 18, 2022, our Audit Committee declared a fourth quarter 2022 dividend to shareholders of $1.28 per share, payable on December 21, 2022 to shareholders of record at the close of business on December 5, 2022.
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
A summary of common stock repurchases for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30
	2022	2021
Shares repurchased	3.7	3.9
Average price per share	$473.36	$356.43
Aggregate cost	$1,748	$1,378
Authorization remaining at the end of the period	$2,444	$4,714
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2.9	$255.50
Granted	0.5	452.34
Exercised	(0.4)	243.39
Forfeited or expired	(0.1)	339.52
Outstanding at September 30, 2022	2.9	291.95	6.56	$477
Exercisable at September 30, 2022	1.7	239.27	5.35	$370
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the nine months ended September 30, 2022 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1.3	$299.65
Granted	0.6	453.16
Vested	(0.6)	301.44
Forfeited	(0.1)	345.25
Nonvested at September 30, 2022	1.2	356.33
During the nine months ended September 30, 2022, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three year period from 2022 to 2024. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2024 based on results in the three year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30
	2022	2021
Risk-free interest rate	1.97%	1.44%
Volatility factor	29.00%	30.00%
Quarterly dividend yield	0.282%	0.360%
Weighted-average expected life (years)	5.10	5.50

The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30
	2022	2021
Options granted during the period	$116.85	$79.51
Restricted stock awards granted during the period	453.16	315.54

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net unrealized investment (losses) gains:
Beginning of period balance	$(1,489)	$762	$494	$949
Other comprehensive loss before reclassifications, net of tax benefit of $220, $25, $896 and $71, respectively	(719)	(80)	(2,914)	(203)
Amounts reclassified from accumulated other comprehensive loss, net of tax (expense) benefit of $(21), $5, $(75) and $21, respectively	80	(17)	284	(81)
Other comprehensive loss	(639)	(97)	(2,630)	(284)
Other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $(1), $0, $(4) and $(1), respectively	3	1	11	1
End of period balance	(2,125)	666	(2,125)	666

Non-credit components of impairments on investments:
Beginning of period balance	(2)	—	—	(2)
Other comprehensive (loss) income, net of tax benefit (expense) of $0, $0, $1 and $(1), respectively	(1)	(1)	(3)	1
End of period balance	(3)	(1)	(3)	(1)

Net cash flow hedges:
Beginning of period balance	(233)	(244)	(239)	(250)
Other comprehensive income, net of tax expense of $0, $0, $(2) and $(2), respectively	2	4	8	10
End of period balance	(231)	(240)	(231)	(240)

Pension and other postretirement benefits:
Beginning of period balance	(413)	(534)	(429)	(552)
Other comprehensive income, net of tax expense of $(3), $(4), $(9) and $(10), respectively	7	8	23	26
End of period balance	(406)	(526)	(406)	(526)

Foreign currency translation adjustments:
Beginning of period balance	(12)	(1)	(4)	5
Other comprehensive loss, net of tax benefit of $2, $1, $4 and $2, respectively	(7)	(1)	(15)	(7)
End of period balance	(19)	(2)	(19)	(2)

Total:
Total beginning of period accumulated other comprehensive (loss)	(2,149)	(17)	(178)	150
Total other comprehensive loss, net of tax benefit of $198, $27, $815 and $81, respectively	(638)	(87)	(2,617)	(254)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $(1), $0, $(4) and $(1), respectively	3	1	11	1
Total end of period accumulated other comprehensive loss	$(2,784)	$(103)	$(2,784)	$(103)

14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Denominator for basic earnings per share – weighted-average shares	239.6	243.4	240.5	244.3
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	2.6	2.6	2.8	2.9
Denominator for diluted earnings per share	242.2	246.0	243.3	247.2
During the three months ended September 30, 2022 and 2021, weighted-average shares related to certain stock options of 0.5 and 0.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2022 and 2021, weighted-average shares related to certain stock options of 0.4 and 0.3, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three and nine months ended September 30, 2022, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2022 through 2024. During the three and nine months ended September 30, 2021, we issued approximately 0.1 and 1.0 restricted stock units under our stock incentive plans, 0.0 and 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three year period of 2021 through 2023. The contingent restricted stock units have been excluded from the denominators for diluted earnings per share and will be included only if and when the contingency is met.
15.     Segment Information
As discussed in Note 1 “Organization”, we will be organizing our brand portfolio into three core go-to-market brands over the next several years. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner, and given this evolution we are in the process of reviewing and modifying how we will manage our businesses in the future. Currently, there are no changes to our segments associated with this branding strategy. The results of our operations continue to be described through four reportable segments: Commercial & Specialty Business, Government Business, IngenioRx and Other.
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
Financial data by reportable segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Eliminations	Total
Three Months Ended September 30, 2022
Operating revenue - unaffiliated	$10,494	$24,571	$3,971	$589	$—	$39,625
Operating revenue - affiliated	—	—	3,278	2,776	(6,054)	—
Operating gain	785	868	516	101	—	2,270
Three Months Ended September 30, 2021
Operating revenue - unaffiliated	$9,863	$21,658	$3,369	$658	$—	$35,548
Operating revenue - affiliated	—	—	3,180	2,012	(5,192)	—
Operating gain	620	967	445	27	—	2,059
Nine Months Ended September 30, 2022
Operating revenue - unaffiliated	$31,324	$72,164	$10,838	$1,667	$—	$115,993
Operating revenue - affiliated	—	—	10,165	8,217	(18,382)	—
Operating gain	2,673	2,653	1,393	365	—	7,084
Nine Months Ended September 30, 2021
Operating revenue - unaffiliated	$28,904	$61,007	$9,131	$1,883	$—	$100,925
Operating revenue - affiliated	—	—	9,499	5,674	(15,173)	—
Operating gain	2,679	2,313	1,257	52	—	6,301

The major product revenues for each of the reportable segments for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Commercial & Specialty Business
Managed care products	$8,478	$8,005	$25,500	$23,481
Managed care services	1,610	1,489	4,618	4,291
Dental/Vision products and services	360	342	1,075	1,013
Other	46	27	131	119
Total Commercial & Specialty Business	10,494	9,863	31,324	28,904
Government Business
Managed care products	24,456	21,565	71,823	60,711
Managed care services	115	93	341	296
Total Government Business	24,571	21,658	72,164	61,007
IngenioRx
Pharmacy products and services	7,249	6,549	21,003	18,630
Other
Integrated health services	3,153	2,506	9,083	7,121
Other	212	164	801	436
Total Other	3,365	2,670	9,884	7,557
Eliminations
Eliminations	(6,054)	(5,192)	(18,382)	(15,173)
Total product revenues	$39,625	$35,548	$115,993	$100,925
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
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Reportable segments’ operating revenue	$39,625	$35,548	$115,993	$100,925
Net investment income	371	335	1,112	1,026
Net (losses) gains on financial instruments	(57)	(61)	(439)	107
Total revenues	$39,939	$35,822	$116,666	$102,058

A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Income before income tax expense	$2,146	$1,996	$6,615	$6,525
Net investment income	(371)	(335)	(1,112)	(1,026)
Net losses (gains) on financial instruments	57	61	439	(107)
Interest expense	213	201	622	598
Amortization of other intangible assets	225	136	520	306
Loss on extinguishment of debt	—	—	—	5
Reportable segments’ operating gain	$2,270	$2,059	$7,084	$6,301
16.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating Leases
Right-of-use assets	Other noncurrent assets	$600	$628
Lease liabilities, current	Other current liabilities	182	133
Lease liabilities, noncurrent	Other noncurrent liabilities	739	864

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Lease Expense
Operating lease expense	$35	$37	$100	$100
Short-term lease expense	11	10	35	34
Sublease income	(1)	(1)	(3)	(3)
Total lease expense	$45	$46	$132	$131

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$53	$53	$158	$141
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$23	$32	$62	$192
As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term of our operating leases was 7 years for each period. The lease liabilities reflect a weighted average discount rate of 2.79% at September 30, 2022 and 2.69% at December 31, 2021.

Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2022 (excluding the nine months ended September 30, 2022)	$54
2023	207
2024	179
2025	142
2026	105
Thereafter	345
Total future minimum payments	1,032
Less imputed interest	(111)
Total lease liabilities	$921
As of September 30, 2022, we have no new leases which will commence during the fourth quarter of 2022.
17. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 15, “Segment Information”) for 2022 and 2021 is as follows:

	Commercial & Specialty Business	Government Business	IngenioRx	Other	Total
Balance as of January 1, 2021	$11,593	$8,331	$48	$1,719	$21,691
Acquisitions and adjustments	—	2,018	11	508	2,537
Balance as of December 31, 2021	11,593	10,349	59	2,227	24,228
Acquisitions and adjustments	18	126	—	9	153
Balance as of September 30, 2022	$11,611	$10,475	$59	$2,236	$24,381
Accumulated impairment as of September 30, 2022	$—	$—	$—	$—	$—
The components of other intangible assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$5,791	$(3,580)	$2,211	$5,598	$(3,236)	$2,362
Provider and hospital relationships	326	(142)	184	324	(129)	195
Other	920	(310)	610	610	(141)	469
Total	7,037	(4,032)	3,005	6,532	(3,506)	3,026
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,991	—	5,991	6,299	—	6,299
State Medicaid licenses	1,540	—	1,540	1,290	—	1,290
Total	7,531	—	7,531	7,589	—	7,589
Other intangible assets	$14,568	$(4,032)	$10,536	$14,121	$(3,506)	$10,615

During the nine months ended September 30, 2022, we recorded intangible assets related to Integra and also reclassified $308 of trademarks with indefinite lives to intangible assets with finite lives - Other, which relates to our new branding strategy. In addition, the amortization period of certain intangible assets was shortened to align with the anticipated dates the new branding will take place.
Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized.
As of September 30, 2022, the estimated amortization expense for the year ending December 31, 2022 and each of the five succeeding years is as follows: 2022, $748; 2023, $735; 2024, $370; 2025, $311; 2026, $258; and 2027, $219.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
On May 18, 2022, our shareholders approved a proposal to amend our amended and restated articles of incorporation to change our name from Anthem, Inc. to Elevance Health, Inc. This amendment and name change went into effect on June 27, 2022. We began operating as Elevance Health, Inc. and trading under our new ticker symbol “ELV” on June 28, 2022. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
This MD&A should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2021 and the MD&A included in our 2021 Annual Report on Form 10-K.
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2022 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2022, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are the largest health insurer in the United States in terms of medical membership, serving over 47 million medical members through our affiliated health plans as of September 30, 2022. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, Integra Managed Care, MMM, Optimum HealthCare, Simply Healthcare, and/or UniCare. We offer pharmacy benefits management (“PBM”) services through our IngenioRx, Inc. (“IngenioRx”) subsidiary. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
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
There are currently no segment changes associated with this branding strategy. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner, and given this evolution we are in the process of reviewing and modifying how we will manage our businesses in the future.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report on Form 10-

K. Additional information on our segments can be found in this MD&A and in Note 15, “Segment Information” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
COVID-19
The COVID-19 pandemic continues to evolve, impacting the global economy, causing market instability and uncertainty in the labor market and putting pressure on the healthcare system, and it has impacted, and will likely continue to impact, our membership, benefit expense and member behavior, including how members access healthcare services. The full extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. For additional discussion regarding our risks related to the COVID-19 pandemic and our other risk factors, see Part I, Item 1A, “Risk Factors” included in our 2021 Annual Report on Form 10-K.
Business Trends
We made the decision to modestly expand our participation in the Individual on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”) for 2022 after also expanding in 2021. As a result, for 2022 we are offering Public Exchange products in 122 of the 143 rating regions in which we operate, in comparison to 103 of 143 rating regions in 2021. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are sustainable, given consideration to factors including, but not limited to, expected financial performance, regulatory environment and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
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
Pricing Trends: We strive to price our health benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic (including new COVID-19 variants, which may be more contagious or severe, or less responsive to treatment or vaccines) and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, the cost of COVID-19 vaccines, testing and treatment and the return of non-COVID-19 healthcare utilization to historical utilization patterns. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment, including our Individual and small group lines of business, remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, provider contracting inflation and healthcare provider or member fraud.
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
The COVID-19 surge quickly declined during the first quarter of 2022, with COVID-19 inpatient authorizations, provider-based tests, visits and vaccinations all decreasing to lower levels by the end of the first nine months of 2022; concurrently, non-COVID-19 healthcare utilization throughout the first nine months of 2022 recovered from lower levels earlier in the year. We expect the fourth quarter of 2022 will have higher claim costs related to a more normal flu season as well as incremental COVID-19 related healthcare expenses compared to the second and third quarters of 2022. The ongoing cost and volume of covered services related to the COVID-19 pandemic may have a material adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our business, financial condition, results of operations and medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2021 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all lines of business and which have introduced increased uncertainty around our cost structure. These actions, which are or have been in effect for various durations, provide, among other things: mandates to waive cost-sharing for COVID-19 testing, vaccines and related services; financial support to healthcare providers; and mandates related to prior authorizations, payment levels to providers, consumer enrollment windows and telehealth services.
The current public health emergency (“PHE”) has been extended to January 2023. Medicaid eligibility recertification will resume when the PHE ends, meaning that if the PHE ends in January 2023, recertifications could begin as early as February 2023, but may not occur until later in certain states. When recertifications resume, we expect a decline in our Medicaid membership. At the same time, we expect growth in our Commercial risk-based and fee-based plans, including through the Public Exchange, as members exiting Medicaid in our fourteen Commercial states seek coverage elsewhere.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing the Centers for Medicare and Medicaid Services (“CMS”) to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying implementation of the Trump Administration Medicare drug rebate rule to 2032. The extension of the enhanced PTC will likely allow for growth in Individual exchange market enrollment, as Medicaid eligibility recertifications resume, supporting continuity of coverage for more people.

The health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury required us to begin disclosing in July 2022, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we will be required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
The Consolidated Appropriations Act of 2021 (the “Appropriations Act”) has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and others that have been extended since the enactment of the Appropriations Act.

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
Other Significant Items
Business and Operational Matters
As mentioned above, we began operating as Elevance Health on June 28, 2022. This name change is intended to better reflect our business and our journey from a traditional health benefits organization to a lifetime, trusted health partner. Elevance Health supports health at every stage, offering health plans and clinical, behavioral, pharmacy and complex-care solutions that promote whole health.
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
In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. In the fourth quarter of 2021, we identified additional office space reductions and related fixed asset impairments due to the continuing COVID-19 pandemic and recorded a charge of $202 in selling, general and administrative expenses. For additional information, see Note 4, “Business Optimization Initiatives,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama (the “Court”) captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”) previously approved a settlement agreement and release with the plaintiffs representing a putative nationwide class of health plan subscribers (the “Subscriber Settlement Agreement”), which agreement required the Court’s approval to become effective. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. The Subscriber Settlement Agreement applies only to the putative subscriber class. No settlement agreement has been reached with the provider plaintiffs at this time, and the defendants continue to contest the consolidated cases brought by the provider plaintiffs.

In August 2022, the Court approved the Subscriber Settlement Agreement. In compliance with the Subscriber Settlement Agreement, in September 2022 the Company paid its remaining $506 portion of the settlement fund into an escrow account, for an aggregate settlement payment by the Company of $596. Four notices of appeal of the final approval order were filed by the September 2022 deadline. After all appellate rights have been exhausted in a manner that affirms the Court’s final order and judgment, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective. For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Selected Operating Performance
For the twelve months ended September 30, 2022, total medical membership increased by 2.2 million, or 4.9%. Our membership increase was primarily driven by organic growth in our Commercial & Specialty Business segment, and in particular in our Group fee-based membership, and organic growth in our Government Business segment primarily driven by the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic.

Operating revenue for the three months ended September 30, 2022 was $39,625, an increase of $4,077, or 11.5%, from the three months ended September 30, 2021. Operating revenue increased primarily as a result of higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of Integra in the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Premium rate increases to cover medical cost trends and membership growth in our Medicare Advantage and Commercial & Specialty Business risk-based businesses also generated higher premium revenue. Finally, the increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment, resulting from growth in membership and higher script volume.
Operating revenue for the nine months ended September 30, 2022 was $115,993, an increase of $15,068, or 14.9%, from the nine months ended September 30, 2021. This increase in operating revenue was primarily driven by higher premium revenue in our Medicaid business, as noted above, the acquisition of MMM in the second quarter of 2021 and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage and Commercial & Specialty Business risk-based businesses also generated higher premium revenue. Finally, the increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment resulting from higher script volume, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022.
Net income for the three months ended September 30, 2022 was $1,613, an increase of $111, or 7.4%, from the three months ended September 30, 2021. The increase in net income was primarily due to operating gain increases in our Commercial & Specialty Business, Other and IngenioRx segments, partially offset by increased intangible amortization in 2022 related to recent acquisitions and the rebranding of our products, as we expect to retire certain trade names in the future, and a decline in our Government Business segment operating results.
Net income for the nine months ended September 30, 2022 was $5,058, an increase of $88, or 1.8%, from the nine months ended September 30, 2021. The increase in net income was primarily due to operating gain increases in our Government Business, Other and IngenioRx segments, partially offset by losses on financial instruments in 2022 as compared to gains in 2021 and increased intangible amortization in 2022 related to recent acquisitions and the rebranding of our products, as we expect to retire certain trade names in the future. Our Commercial & Specialty Business segment had a slight decline year over year.

Our fully-diluted shareholders’ earnings per share (“EPS”) was $6.68 for the three months ended September 30, 2022, which represented a 9.0% increase from EPS of $6.13 for the three months ended September 30, 2021. Our diluted shares for the three months ended September 30, 2022 were 242.2, a decrease of 3.8, or 1.5%, compared to the three months ended September 30, 2021. The increase in EPS for the three months ended September 30, 2022 resulted primarily from increased shareholders’ income, as well as from the impact of fewer diluted shares outstanding.
Our fully-diluted shareholders’ EPS was $20.86 for the nine months ended September 30, 2022, which represented a 3.8% increase from fully-diluted EPS of $20.09 for the nine months ended September 30, 2021. Our diluted shares for the nine months ended September 30, 2022 were 243.3, a decrease of 3.9, or 1.6%, compared to the nine months ended September 30, 2021. The increase in EPS for the nine months ended September 30, 2022 resulted primarily from increased shareholders’ income, as well as from the impact of fewer diluted shares outstanding.
Operating cash flow for the nine months ended September 30, 2022 and 2021 was $9,917 and $6,692, respectively. The increase was primarily due to the timing of CMS payments received in the current year, partially offset by the Subscriber Settlement Agreement payment made in September 2022.
Membership
The following table presents our medical membership by reportable segment and customer type as of September 30, 2022 and 2021. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

	September 30
(In thousands)	2022	2021	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	800	769	31	4.0%
Group Risk-Based	3,988	3,946	42	1.1%
Commercial Risk-Based	4,788	4,715	73	1.5%
BlueCard®	6,453	6,166	287	4.7%
Group Fee-Based	20,184	19,370	814	4.2%
Commercial Fee-Based	26,637	25,536	1,101	4.3%
Total Commercial & Specialty Business	31,425	30,251	1,174	3.9%
Government Business:
Medicare Advantage	1,969	1,853	116	6.3%
Medicare Supplement	945	947	(2)	(0.2)%
Total Medicare	2,914	2,800	114	4.1%
Medicaid	11,319	10,391	928	8.9%
Federal Employees Health Benefits	1,625	1,629	(4)	(0.2)%
Total Government Business	15,858	14,820	1,038	7.0%
Total Medical Membership	47,283	45,071	2,212	4.9%
Other Membership
Life and Disability Members	4,796	4,695	101	2.2%
Dental Members	6,655	6,637	18	0.3%
Dental Administration Members	1,577	1,486	91	6.1%
Vision Members	9,628	7,974	1,654	20.7%
Medicare Part D Standalone Members	274	438	(164)	(37.4)%

Medical Membership
Medical membership increased in both our Commercial & Specialty Business and Government Business segments primarily due to organic growth. Our Commercial & Specialty Business segment experienced organic growth in our Group fee-based and risk-based membership as sales exceeded lapses. BlueCard® membership increased due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas. Individual membership increased due to our Public Exchange expansion in 2022. Our Government Business segment organic growth was primarily driven by the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic. In addition, Medicaid membership was positively impacted by the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022. Medicare Advantage organic growth due to sales exceeding lapses also contributed to the overall Government Business segment growth.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership increased primarily due to new sales of disability products, partially offset by lapses and negative in-group change of life membership. Dental membership increased primarily due to sales exceeding lapses in our Group risk-based accounts and penetration increases in our Federal Employees Health Benefits (“FEHB”) program, partially offset by the loss of a significant Group fee-based account. Dental administration membership increased primarily due to increased sales to other BCBS plans associated with the FEHB program. Vision membership increased primarily due to the launch of a new entry level vision product in our Group markets. Medicare Part D Standalone membership declined as we discontinued certain legacy products.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2022 vs. 2021		2022 vs. 2021
	2022	2021	2022	2021	$	%	$	%
Total operating revenue	$39,625	$35,548	$115,993	$100,925	$4,077	11.5%	$15,068	14.9%
Net investment income	371	335	1,112	1,026	36	10.7%	86	8.4%
Net (losses) gains on financial instruments	(57)	(61)	(439)	107	4	NM	(546)	NM
Total revenues	39,939	35,822	116,666	102,058	4,117	11.5%	14,608	14.3%
Benefit expense	29,404	26,645	86,396	75,107	2,759	10.4%	11,289	15.0%
Cost of products sold	3,437	2,898	9,389	7,825	539	18.6%	1,564	20.0%
Selling, general and administrative expense	4,514	3,946	13,124	11,692	568	14.4%	1,432	12.2%
Other expense[1]	438	337	1,142	909	101	30.0%	233	25.6%
Total expenses	37,793	33,826	110,051	95,533	3,967	11.7%	14,518	15.2%
Income before income tax expense	2,146	1,996	6,615	6,525	150	7.5%	90	1.4%
Income tax expense	533	494	1,557	1,555	39	7.9%	2	0.1%
Net income	$1,613	$1,502	$5,058	$4,970	$111	7.4%	$88	1.8%
Net loss (income) attributable to noncontrolling interests	5	7	18	(3)	(2)	NM	21	NM
Shareholders’ net income	$1,618	$1,509	$5,076	$4,967	$109	7.2%	$109	2.2%

Average diluted shares outstanding	242.2	246.0	243.3	247.2	(3.8)	(1.5)%	(3.9)	(1.6)%
Diluted shareholders’ net income per share	$6.68	$6.13	$20.86	$20.09	$0.55	9.0%	$0.77	3.8%
Effective tax rate	24.8%	24.7%	23.5%	23.8%		10 bp3		(30) bp3
Benefit expense ratio[2]	87.2%	87.7%	86.8%	86.7%		(50) bp3		10 bp3
Selling, general and administrative expense ratio[4]	11.4%	11.1%	11.3%	11.6%		30 bp3		(30) bp3
Income before income tax expense as a percentage of total revenues	5.4%	5.6%	5.7%	6.4%		(20) bp3		(70) bp3
Shareholders’ net income as a percentage of total revenues	4.0%	4.2%	4.3%	4.9%		(20) bp3		(60) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2022 and 2021 were $33,722 and $30,395, respectively. Premiums for the nine months ended September 30, 2022 and 2021 were $99,583 and $86,604, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total operating revenue increased primarily as a result of higher premium revenue in our Medicaid business due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of Integra in the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Membership growth in our Medicare Advantage and Commercial & Specialty Business risk-based businesses, as well as premium rate increases to cover medical cost trends also generated higher premium revenue. Finally, the increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment, resulting from growth in membership and higher script volume.

Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced investment income from alternative investments.
Benefit expense increased primarily due to healthcare costs associated with organic membership growth in our Medicaid and Medicare businesses, the acquisition of Integra in the second quarter of 2022 and the acquisition of Ohio Medicaid members in the first quarter of 2022 through the purchase of a Medicaid contract. Membership growth in our Commercial risk-based business also contributed to the increased benefit expense.
Our benefit expense ratio decreased and was driven by the realignment of certain quality improvement costs from benefit expense to administrative expense. Excluding the realignment, our benefit expense ratio would have been approximately flat year-over-year.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to increased costs to support growth and the prior period realignment of certain quality improvement costs from benefit expense to administrative expense described above.
Our selling, general and administrative expense ratio increased primarily due to increased costs to support membership growth and the prior period realignment of certain quality improvement costs from benefit expense to administrative expense, partially offset by the impact of operating revenue growth in 2022.
Other expense increased primarily due to additional amortization of intangible assets related to recent acquisitions and the rebranding of our products. The amortization period of certain intangible assets was shortened to align with anticipated dates the new branding will take place. In addition, certain indefinite-lived intangible assets have been reclassified as definite-lived, and therefore, are now being amortized. For additional information regarding intangible asset amortization, see Note 17, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our shareholders’ net income as a percentage of total revenues decreased in 2022 as compared to 2021 as a result of all factors discussed above.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Total operating revenue increased primarily as a result of higher premium revenue in our Medicaid business due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of MMM in the second quarter of 2021 and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage and Commercial & Specialty Business risk-based businesses also contributed to higher premium revenue. Finally, the increase in operating revenue was further attributable to increased pharmacy product revenue in our IngenioRx segment resulting from higher script volume, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022.
Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced investment income from alternative investments.
We had net losses on financial instruments in the first nine months of 2022, as compared to net gains in the first nine months of 2021, as a result of increased net losses on fixed maturity securities, reduced gains on sales of equity securities and increased mark-to-market losses on equity securities still held, partially offset by increased net gains in other investments.
Benefit expense increased primarily due to healthcare costs associated with organic membership growth in our Medicaid and Medicare businesses, the acquisition of MMM in the second quarter of 2021 and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and higher healthcare costs in our Commercial risk-based business also contributed to the higher benefit expense. The increase in benefit expense was also attributable to the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022.

Our benefit expense ratio increased slightly primarily due to the impact of continued membership increases in our Government Business segment, which has a higher benefit expense ratio than our Commercial & Specialty Business segment.
Cost of products sold reflects the cost of pharmaceuticals dispensed by IngenioRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to increased costs to support membership growth and from our acquisitions.
Our selling, general and administrative expense ratio decreased primarily due to operating revenue growth in 2022, partially offset by increased costs to support membership growth.
Other expense increased primarily due to additional amortization of intangible assets related to recent acquisitions and the rebranding of our products. The amortization period of certain intangible assets was shortened to align with anticipated dates the new branding will take place. In addition, certain indefinite-lived intangible assets have been reclassified as definite-lived, and therefore, are now being amortized. For additional information regarding intangible asset amortization, see Note 17, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As previously discussed, we will be organizing our brand portfolio into three core go-to-market brands over the next several years. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner, and given this evolution we are in the process of reviewing and modifying how we will manage our businesses in the future. There are currently no changes to our segments associated with this branding strategy. The results of our operations continue to be described through four reportable segments: Commercial & Specialty Business,

Government Business, IngenioRx and Other. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2022 vs. 2021		2022 vs. 2021
	2022	2021	2022	2021	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$10,494	$9,863	$31,324	$28,904	$631	6.4%	$2,420	8.4%
Government Business	24,571	21,658	72,164	61,007	2,913	13.4%	11,157	18.3%
IngenioRx	7,249	6,549	21,003	18,630	700	10.7%	2,373	12.7%
Other	3,365	2,670	9,884	7,557	695	26.0%	2,327	30.8%
Eliminations	(6,054)	(5,192)	(18,382)	(15,173)	(862)	NM	(3,209)	NM
Total operating revenue	$39,625	$35,548	$115,993	$100,925	$4,077	11.5%	$15,068	14.9%

Operating Gain
Commercial & Specialty Business	$785	$620	$2,673	$2,679	$165	26.6%	$(6)	(0.2)%
Government Business	868	967	2,653	2,313	(99)	(10.2)%	340	14.7%
IngenioRx	516	445	1,393	1,257	71	16.0%	136	10.8%
Other	101	27	365	52	74	NM	313	NM

Operating Margin
Commercial & Specialty Business	7.5%	6.3%	8.5%	9.3%		120 bp		(80) bp
Government Business	3.5%	4.5%	3.7%	3.8%		(100) bp		(10) bp
IngenioRx	7.1%	6.8%	6.6%	6.7%		30 bp		(10) bp
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Commercial & Specialty Business
Operating revenue increased primarily due to premium rate increases in our Commercial risk-based business designed to cover medical cost trends, higher premiums in our Commercial risk-based business due to membership growth and increased administrative fees in our Commercial fee-based business due to increased membership.
Operating gain increased primarily due to improved medical underwriting performance in our Commercial risk-based business, partially offset by increased costs to support membership growth.
Government Business
Operating revenue increased primarily as a result of higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of Integra during the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage business also increased premium revenue.
The decrease in operating gain was primarily driven by increased administrative costs to support growth in our Government Business, partially offset by increased gross profit in the period.

IngenioRx
Operating revenue increased primarily due to higher prescription volume, driven by growth in integrated medical and pharmacy members in 2022. Operating revenue also increased due to a favorable out of period adjustment to fee-based revenue in the third quarter of 2022.
The increase in operating gain was primarily driven by a favorable out of period adjustment to fee-based revenue in the third quarter of 2022 as well as the impact of higher prescription volume associated with growth in integrated medical and pharmacy members in 2022.
Other
Operating revenue increased primarily due to higher revenue for expanded services performed by Carelon for our Commercial & Specialty Business segment in 2022. These increases were partially offset by the reduction of external revenue due to the loss of a behavioral health contract.
Operating gain increased primarily due to improved performance in Carelon.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Commercial & Specialty Business
Operating revenue increased primarily due to higher premiums in our Commercial risk-based business due to membership growth, premium rate increases in our Commercial risk-based business to cover medical cost trends and increased administrative fees in our Commercial fee-based business.
Operating gain decreased primarily due to the net unfavorable effect of COVID-19 in the first nine months of 2022 and increased spend to support growth. These impacts were partially offset by improved medical underwriting performance in our Commercial risk-based membership.
Government Business
Operating revenue increased primarily as a result of higher premium revenue in our Medicaid business, including due to membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic and the retroactive reinstatement of a Medicaid directed payment program. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage business also contributed to premium revenue, as did the acquisition of MMM at the end of the second quarter of 2021, the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra during the second quarter of 2022.
The increase in operating gain was primarily driven by premium rate increases to cover medical cost trends in our Medicare business, the acquisition of MMM in the second quarter of 2021 and organic membership growth in our Medicaid membership from the continued suspension of eligibility recertifications during the COVID-19 pandemic. These increases were partially offset by additional administrative spend to support the growth in our Government Business.
IngenioRx
Operating revenue increased as a result of higher prescription volume, driven by growth in integrated medical and pharmacy members in 2022.
The increase in operating gain was primarily a result of higher prescription volume, driven by growth in integrated medical and pharmacy members in 2022 and a favorable out of period adjustment to fee-based revenue in the third quarter of 2022. These increases were partially offset by the non-recurrence of a favorable out of period adjustment recorded in the first quarter of 2021 related to 2020.

Other
Operating revenue increased primarily due to higher revenue for expanded services performed by Carelon for our Commercial & Specialty Business segment in 2022. In addition, results in 2022 included revenue from myNEXUS for the full nine months of 2022, which was acquired in the second quarter of 2021. These increases were partially offset by the reduction of external revenue due to the loss of a behavioral health contract.
Operating gain increased primarily due to improved performance in Carelon and the acquisition of myNEXUS in 2021.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2021 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2021, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2022, our critical accounting policies and estimates have not changed from those described in our 2021 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2022, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2021 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2022 and 2021, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2022 and 2021, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on our incurred but not reported liability at September 30, 2022.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2022	2021
Assumed trend factors	$850	$1,443
Assumed completion factors	51	379
Total	$901	$1,822
The favorable development recognized in the nine months ended September 30, 2022 and 2021 resulted primarily from trend factors in late 2021 and late 2020, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter part of 2020 developing faster than expected also contributed to the favorable development for the nine months ended September 30, 2021.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 83.7% and 83.8% for the nine months ended September 30, 2022 and 2021, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was similar during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the nine months ended September 30, 2022, this metric was 7.3%, largely driven by favorable trend factor development at the end of 2021. For the nine months ended September 30, 2021, this metric was 19.7%, largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2020.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2022, this metric was 0.9%, which was calculated using the redundancy of $901. For the nine months ended September 30, 2021, the comparable metric was 2.2%, which was calculated using the redundancy of $1,822. We believe these metrics demonstrate an appropriate level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2022, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2022, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30		2022 vs. 2021
	2022	2021	Change
Sources of Cash:
Net cash provided by operating activities	$9,917	$6,692	$3,225
Issuances of commercial paper and short- and long-term debt, net of repayments	669	2,533	(1,864)
Proceeds from issuance of common stock under employee stock plans	152	161	(9)
Other sources of cash, net	23	173	(150)
Total sources of cash	10,761	9,559	1,202
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(2,604)	(3,403)	799
Purchases of subsidiaries, net of cash acquired	(623)	(3,442)	2,819
Repurchase and retirement of common stock	(1,748)	(1,378)	(370)
Purchases of property and equipment	(854)	(747)	(107)
Cash dividends	(924)	(831)	(93)
Total uses of cash	(6,753)	(9,801)	3,048
Effect of foreign exchange rates on cash and cash equivalents	(16)	(9)	(7)
Net increase (decrease) in cash and cash equivalents	$3,992	$(251)	$4,243
The increase in net cash provided by operating activities was primarily due to the timing of CMS payments received in the current year, partially offset by the Subscriber Settlement Agreement payment made in September 2022.
Other significant changes in sources or uses of cash year-over-year included lower amounts for purchases of subsidiaries, net of cash acquired and reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions, partially offset by reduced proceeds from commercial paper and short- and long-term debt, net of repayments.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $36,523 at September 30, 2022. Since December 31, 2021, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $2,863, primarily due to cash generated from operations. This increase was partially offset by a decline in market value of our fixed maturity securities as well as cash used for common stock repurchases, dividends paid to shareholders, the purchase of property and equipment and acquisitions.
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
At September 30, 2022, we held $1,045 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.7% and 38.9% as of September 30, 2022 and December 31, 2021, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. In April 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also in April 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Credit Facility covenants materially affect our financial or operating flexibility. As of September 30, 2022, we were in compliance with all of the debt covenants under the 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $200. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At September 30, 2022 and December 31, 2021, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. In July 2022, we increased the amount available under the commercial paper program from $3,500 to $4,000. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $4,000, to redeem any outstanding commercial paper upon maturity. At September 30, 2022, we had $675 outstanding under our commercial paper program.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, collectively (the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $265 and $275 of outstanding short-term borrowings from the FHLBs at September 30, 2022 and December 31, 2021, respectively.

While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility and Subsidiary Credit Facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
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
For additional information regarding our sources and uses of capital at September 30, 2022, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2022, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2022 to July 31, 2022	396,275	$473.54	394,162	$2,836
August 1, 2022 to August 31, 2022	367,089	485.27	364,850	2,659
September 1, 2022 to September 30, 2022	455,898	472.59	454,779	2,444
	1,219,262		1,213,791
1    Total number of shares purchased includes 5,471 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2022, we repurchased 1,213,791 shares at a total cost of $579 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 26, 2021 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2	Bylaws of the Company, as amended effective June 28, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

4.7	Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Elevance Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

October 19, 2022	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

October 19, 2022	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)