Form 10-K
period 2022-12-31
Elevance Health, Inc.
filed 2023-02-15
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-16751
ELEVANCE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Virginia Avenue
Indianapolis, Indiana 46204
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (833) 401-1577
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	ELV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2022 was approximately $115,691,972,993.
As of February 1, 2023, 237,457,776 shares of the registrant’s common stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2023.

Elevance Health, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2022

On May 18, 2022, our shareholders approved a proposal to amend our amended and restated articles of incorporation to change our name from Anthem, Inc. to Elevance Health, Inc. This amendment and name change went into effect on June 27, 2022. We began operating as Elevance Health, Inc. and trading under our new ticker symbol “ELV” on June 28, 2022. References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Elevance Health” or the “Company” refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not undertake to update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including healthcare laws and regulations, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or breaches or our failure to comply with any privacy or security laws or regulations, including any investigations, claims or litigation related thereto; information technology disruptions; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; failure to effectively maintain and modernize our information systems; risks associated with providing pharmacy benefit management (“PBM”), healthcare and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the PBM services agreement between us and CaremarkPCS Health, L.L.C.; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
At Elevance Health, our purpose – to improve the health of humanity – is central to who we are. It inspires all we do and is the driving force behind our unique approach to health. We know to meaningfully improve health we must take a broader view. That is why our foundational approach looks at whole health and its most critical drivers: social, behavioral and physical. We believe in working together to achieve our mission of improving lives and communities, simplifying healthcare and expecting more. We strive to deliver on our mission by maximizing the power of partnerships, innovating to fuel growth and health equity, and having a high-performance culture. Our strategy is to become a lifetime, trusted health partner through the following four core focus areas:
•Whole Health – Partner to address physical, behavioral, social, and pharmacy needs to improve health, affordability, quality, equity, and access for individuals and communities.
•Exceptional Experiences – Put the people we serve at the center of all that we do, to exceed expectations and optimize health outcomes.
•Care Provider Enablement – Be the easiest payer to work with by supporting care provider partners with data, insights, and tools they need to deliver exceptional care for our consumers.
•Digital Platform – Use digital technologies to improve efficiency and experiences, convert data into insights, and create a platform that connects stakeholders from across the health ecosystem.
With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Leadership – Redefine what is possible
•Community – Committed, connected, invested
•Integrity – Do the right thing, with a spirit of excellence
•Agility – Delivery today, transform tomorrow
•Diversity – Open our hearts and minds
We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 47.5 million medical members through our affiliated health plans as of December 31, 2022. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also unaffiliated health plans, including pharmacy benefit management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum Healthcare, Simply Healthcare, UniCare and/or Wellpoint. We offer PBM services through our CarelonRx, Inc. (“CarelonRx”) subsidiary, which was named IngenioRx, Inc. prior to January 1, 2023. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.

As part of our name change to Elevance Health, in June 2022, we announced that over the next several years we will organize our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and Commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related services and capabilities, including our formerly named Diversified Business Group and IngenioRx businesses, under a single brand name.
In 2022, we managed our operations by customer type through four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx (formerly known as IngenioRx) and Other. As we continue our journey to evolve our business from a traditional health insurance company into a lifetime, trusted health partner, we are evaluating and making changes to how we manage our business. This included a review of the products in each of our operating segments, which resulted in restructurings between some of our operating segments. Therefore, our reportable segment presentation in 2023 and its composition will reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources on January 1, 2023. For additional discussion, see “Reportable Segments” below in this “Business” section and Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs with regard to any product they are enrolled in with us. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnered with providers to lower cost and improve the quality of healthcare for our members, and we continue to develop new and innovative ways to effectively manage risk and engage our members. Further, we continue to expand our financial arrangements with providers to implement payment models that advance value-based care. We believe focusing on quality of care rather than volume of care is the foundation for improving patient outcomes. Our value-based payment model supports patient-centered care by improving collaboration between providers and health partners and delivering to our patients the right care, at the right time, in the right place. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to optimize our core businesses, invest in high-growth opportunities, and accelerate capabilities and services.
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
Advances in medical technology, including new specialty drugs, the aging population, other demographic characteristics and the COVID-19 pandemic continue to contribute to rising healthcare costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, health-outcomes based initiatives and health quality-based financial incentives. We believe our market position and high business retention rates will enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage general and administrative costs continues to be a driver of our overall profitability.
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
Our results of operations are also impacted by levels and mix of membership, which can change as a result of the quality and pricing of our health benefits products and services, an aging population, economic conditions, changes in unemployment, the continued and future impact of the COVID-19 pandemic, acquisitions, entry into new markets and expansions in or exits from existing markets. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes, membership impacts caused by COVID-19, including how our members access healthcare services, or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
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
Through our participation in various federal government programs, we generated approximately 28% of our total consolidated revenues from agencies of the U.S. government for each of the years ended December 31, 2022, 2021 and 2020. The majority of these revenues are contained in our Government Business segment as described below. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.
Reportable Segments
We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. As discussed in the “General” section above, we are in the process of organizing our brand portfolio into three core go-to-market brands, and are reviewing and modifying how we will manage our businesses in the future. In 2022, we managed our operations by customer type through four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx (formerly known as IngenioRx) and Other.
Our Commercial & Specialty Business segment offers plans and services to our Individual, Group risk-based, Group fee-based and BlueCard® members. The Commercial & Specialty Business segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision, life, disability and supplemental health insurance benefits as described below.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services (“NGS”) and services provided to the federal government in connection with the FEHB business.
Our CarelonRx (formerly IngenioRx) segment includes our PBM business. CarelonRx markets and offers PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities.

Our Other segment includes our Diversified Business Group, now known as Carelon Services, which is our health services business focused on lowering the cost and improving the quality of healthcare by enabling and creating new care delivery and payment models, with a special emphasis on serving those with complex and chronic conditions. This segment also includes certain intercompany eliminations and corporate expenses not allocated to our other reportable segments.
As we continue our journey to evolve our business from a traditional health insurance company into a lifetime, trusted health partner, we are evaluating and making changes to how we manage our business. This included a review of the products in each of our operating segments, which resulted in restructurings between some of our operating segments. Therefore, our reportable segment presentation in 2023 and its composition will reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources on January 1, 2023. As a result of these changes, beginning with our Quarterly Report on Form 10-Q for the first quarter of 2023, we will report our results in the following four reportable segments: (i) Health Benefits, which will combine our existing Commercial & Specialty Business and Government Business segments; (ii) our existing CarelonRx segment; (iii) Carelon Services (our former Diversified Business Group), which will be carved out from our existing Other segment; and (iv) Corporate and Other, which will include businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments. We expect to reclassify previously reported information to conform to the new presentation.
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
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, the FEHB program, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs. Further, CarelonRx was built to simplify pharmacy care and focus on the whole person, and we expect it will make it easier for our customers to achieve better health outcomes at a lower total cost of care.
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
In 2022, we made the decision to expand our participation in the Public Exchange market for 2023 after also expanding in 2022. As a result, for 2023 we are offering Individual Public Exchange products in 138 of the 143 rating regions in which we operate, in comparison to 122 of 143 rating regions in 2022. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics.
Being a licensee of the BCBS association of companies, of which there were 34 independent primary licensees including us as of December 31, 2022, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®. BlueCard® host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan serviced by a non-Elevance Health controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, including claims pricing and administration, for which we receive administrative fees from the BlueCard® members’ home plan. Other administrative functions, including maintenance of enrollment information and customer services, are performed by the home plan. See “BCBSA Licenses” below in this “Business” section for additional information on our BCBSA licenses. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded, or Wellpoint plans, which include Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare and Simply Healthcare plans, as well as HealthLink and UniCare members.
For additional information describing each of our customer types and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Membership” included in Part II, Item 7 of this Annual Report on Form 10-K.
Product and Service Descriptions
Various forms of managed care products have been developed to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high-quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network physicians and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the healthcare system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay copayments, coinsurance and/or deductibles when they receive services.
Commercial & Specialty Business
•Commercial Risk-Based Products. Our Commercial & Specialty Business offers employer groups a diversified mix of managed care risk-based products including: Preferred Provider Organization (“PPO”), Health Maintenance Organization (“HMO”), Consumer-Driven Health Plans (“CDHP”), Traditional Indemnity and Point-of-Service (“POS”) plans. PPO plans generally provide members the freedom to choose any healthcare provider, but require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. HMOs include comprehensive managed care benefits generally through a participating network of physicians, hospitals and other providers. CDHPs generally combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which may result in tax benefits to the employee and allow some or all of the dollars remaining in the personal care account at year-end to be rolled over to the next year for future healthcare needs. Traditional indemnity plans offer the member an option to select any healthcare provider for covered services, with coverage subject to deductibles and coinsurance and with member cost-sharing usually limited by out-of-pocket maximums. POS products blend the characteristics of HMO, PPO and indemnity plans. In general, POS plans allow members to choose to seek care from a provider within the plan’s network or outside the network, subject to, among other things, certain deductibles and coinsurance.
We also offer Individual risk-based products on and off the Public Exchange, covering essential health benefits (as defined in the ACA) along with many other requirements and cost-sharing features.
•Commercial Fee-Based Products. Our Commercial & Specialty Business provides a broad array of managed care services to fee-based groups, including claims processing, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. Fee-based health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also charge a premium to underwrite stop loss insurance for employers that maintain fee-based plans but want to limit their retained risk.
In addition, we perform certain administrative functions for BlueCard® host members, discussed under “Membership” above, including claims pricing and administration, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
•Specialty Products. We offer an array of products and services to both risk-based and fee-based customers in conjunction with our health plans as well as to unaffiliated healthcare plans that are not Elevance Health subsidiaries.
◦Stop Loss Insurance. Our stop loss insurance arrangements are built around our clients’ needs while assuming 100% of the risk. We offer specific and aggregate plans that will provide options to meet our clients’ coverage terms, budget and risk tolerance; active claims management to help avoid errors and missing claims; as well as cost containment to assist our clients with claims and cost control.
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
Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of Commercial accounts or groups who are not affiliated with our Commercial accounts that have selected a Medicare Advantage product through us. MMP is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by the traditional Medicare Fee-For-Service program. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries.
•Medicaid Plans and Other State-Sponsored Programs. Our Medicaid business includes our managed care alternatives through public-funded healthcare programs, including Medicaid; Medicaid expansion programs; Temporary Assistance for Needy Families (“TANF”); programs for seniors and people with disabilities (“SPD”); Children’s Health Insurance Programs (“CHIP”); and specialty programs such as those focused on long-term services and support (“LTSS”), HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. As of December 31, 2022, we provide Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Puerto Rico, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.
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
CarelonRx
Our subsidiary CarelonRx markets and offers PBM services to our affiliated health plan customers throughout the country in both our Commercial & Specialty and our Government business segments, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes features such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities.
CarelonRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation (“CVS Health”), pursuant to a five-year agreement (the “CVS PBM Agreement”) that is set to terminate on December 31, 2024. With CarelonRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy. From December 2009 through December 2019, we delegated certain PBM functions and administrative services to Express Scripts Inc. (“Express Scripts”). We transitioned existing members from Express Scripts to CarelonRx by January 1, 2020.
Other
Our Other segment includes our Diversified Business Group, now known as Carelon Services. Business units in Carelon Services offer a broad array of healthcare related services and capabilities to internal and external customers including integrated care delivery, behavioral health, palliative care, utilization management, payment integrity services and subrogation services, as well as health and wellness programs. Key services offered include:
•Behavioral Health. We provide comprehensive behavioral health management services through clinical and network administration. In a limited capacity, we also provide high-quality, evidence-based behavioral healthcare and counseling services through licensed clinicians in convenient and accessible locations.
•Care Delivery. We provide highly integrated, personalized care to patients with chronic and complex conditions, whether in their home, care centers, mobile units, skilled nursing facilities, hospitals, or virtually. Additionally, we provide non-hospice, community based palliative care to deliver an extra layer of personalized support and whole-person care.
•Advanced Analytics and Services. We leverage data, analytics, and insights to help improve outcomes and lower the cost of care, by working to ensure that our members receive safe, appropriate, high-quality, cost-effective care and that our providers are reimbursed accurately and timely.
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
We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Typically, we are the largest participant in each of our BCBS branded markets, and thus are closely-watched by other health benefits companies.
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
In addition, the PBM industry is highly competitive, and CarelonRx is subject to competition from national, regional and local PBMs, insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order pharmacies, web pharmacies and specialty pharmacies. Strong competition within the PBM industry has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings.
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
Our pharmacy pricing through CarelonRx is presented to market via discounts off the average wholesale price for drugs dispensed through the retail, mail and specialty channels as well as through rebate projections. We utilize group-specific script data, formulary, network and clinical care program selection combined with administrative expense, risk and profit guidance to set market competitive pricing discounts and rebate projections. Pharmacy pricing guidelines guide the underwriting process and undergo an annual external review process to ensure market competitiveness.
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
 While we generally do not delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement, we maintain capitation-based arrangements in certain markets where we determine that market dynamics result in it being a useful method to lower costs and reduce underwriting risk. Our provider engagement and contracting strategies have evolved to include value-based contracting arrangements that meet providers where they are in the movement from traditional fee-for-service to value-based care. These programs are designed to support Commercial, Medicare and Medicaid programs and the unique characteristics of these populations. Our value-based contracting programs are designed to reward our contracted providers for improving the overall quality of care they deliver by adhering to evidence-based medicine. In addition, these value-based contracts also share with the providers total cost of care savings that are achieved by adhering to evidence-based medicine over time. For providers who contract in one of our value-based programs, we work with them to share gaps in care information and other important data to assist them in managing the care of their patients. Often providers will also grant us access to data to support the efficient administration of program components. This data can allow us to more efficiently capture information regarding the risk of our membership and the overall adherence to evidence-based medicine, as well as information to more efficiently perform utilization management administration.
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
Seasonality
We experience seasonality in our Commercial & Specialty Business and Government Business segments. While our premium revenues are not seasonal, our benefit costs typically increase during the year as our risk-based members pay their contractual portion of claims responsibility under annual deductibles and reach their out-of-pocket maximum limits.
Medical Management Programs
We have a broad array of medical management activities that facilitate improvements in the quality of care provided to our members and promote cost-effective medical care. These medical management activities and programs are administered and directed by physicians and nurses with the goal of ensuring that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate setting. The medical management programs available to our members may vary depending on the particular plan or product in which they participate.
Care coordination is one of the strategies we utilize and is based on nationally recognized criteria developed by third-party medical specialists to help coordinate inpatient as well as outpatient care and monitor appropriate utilization of such services. Our case management focuses on identifying membership that will require a high level of intervention and providing assistance to manage their healthcare needs. Precertification is utilized to assess appropriateness of certain hospitalizations and other medical services prior to the services being rendered. Our medical policy committee determines our national policies and guidelines for the application of medical technologies, procedures and services and reviews these policies and guidelines at least once a year or as new published clinical evidence becomes available. We are actively engaged with our hospital and physician networks to enable them to improve medical and surgical care and achieve better outcomes for our members. We also work with outside experts through a process of external review to provide our members scientifically and clinically, evidence-based medical care. Our web-based tools allow our members to obtain or compare cost estimates for care, including out-of-pocket costs.
We remain committed to assisting our members in making informed and value-based healthcare decisions, providing for easier navigation of healthcare services and delivering a better healthcare experience.
Care Management and Wellness Products and Programs
We continue to expand our suite of integrated care management programs and tools. Availability of these programs and tools to our members may depend on the particular plan or product in which they participate. Our care management tools and programs are designed to increase quality and reduce medical costs for our members and help them make better decisions about their well-being as they navigate the healthcare system. Our digital engagement platform, Sydney Health, is designed to give our members access to personalized health and wellness resources; medical, pharmacy, dental, vision, life, and disability benefits details; as well as virtual care services, all in one place. Our care management, infertility services and maternity management programs serve as adjuncts to physician care. Through these programs, medical professionals help to educate participants regarding their care and condition. Our 24/7 NurseLine offers access to qualified, registered nurses to allow our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. Our CareMore subsidiary specializes in whole-person care for members with complex and chronic conditions to improve clinical outcomes and patient wellbeing. Our Aspire Health subsidiary engages with members near-end-of life and/or requiring palliative care to manage serious illnesses and improve quality of life during a difficult time. With our integrated information systems and sophisticated data analytics, we help our members improve their compliance with evidence-based care guidelines, provide personal care notes that alert members to potential gaps in care, enable more prudent healthcare choices and assist in the realization of member out-of-pocket cost savings. Our employee assistance programs provide 24/7 telephonic support for personal and crisis events and provide resources such as counseling and referral assistance with childcare, health and wellness, financial issues, legal issues, adoption and daily living. We have a comprehensive behavioral health case management program supporting a wide range of members who are impacted by their behavioral health condition, including specialty areas such as eating disorders, anxiety, depression and substance abuse. The program assists members and their families with obtaining appropriate behavioral health treatment, offering community resources, providing education and telephonic support, and promoting provider collaboration.
Healthcare Quality Initiatives
Increasingly, the healthcare industry is able to define quality healthcare based on effective, safe, equitable and affordable care in preventive health, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to develop partnerships by working with our network physicians, hospitals, and social resources providers to improve the quality outcomes of the healthcare and social impact services provided to our members, their families, and the community-at-large. Our ability to promote quality medical care, address health-related social risks, and advance health equity has been recognized by NCQA, the largest and most respected national accreditation program for managed care health plans.
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
Through our AIM Specialty Health (“AIM”) subsidiary, we promote appropriate, safe and affordable member care in the areas of imaging, sleep disorders, cardiac testing, oncology drugs and musculoskeletal procedures. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage provider communities and members in the more effective and efficient use of outpatient services and to promote the most appropriate use of clinical services to improve the quality of overall healthcare delivered to our members and members of other health plans that are covered under AIM’s programs.
Through our myNEXUS, Inc. (“myNEXUS”) subsidiary, we perform management review for home health services provided to Medicare members, with the goal of ensuring they receive appropriate, high-quality care and supporting their transition back into the home. Effective management of these services can help reduce preventable hospital admissions and readmissions, thereby improving healthcare outcomes for patients. Additionally, myNEXUS has developed programs to address healthcare quality by identifying social determinants of health needs of our members and seeking to close gaps in care through an in-home assessment. Both AIM and myNEXUS programs are examples of how we facilitate improvements in the quality of care provided to our members and promote cost-effective medical care.
The physical aspects of health have been traditionally the focus and the priority for healthcare. However, unique life circumstances and experiences impact every individual and their health. We seek to understand our members' health-related social needs to create a healthcare system that synchronizes care delivery for physical, behavioral, social and pharmacy needs. We are advancing our efforts through consistent screening of our members for their social needs by using industry-standard tools such as the Protocol for Responding to & Assessing Patients’ Assets, Risks & Experiences, co-creating social action plans with our members, connecting members to related social support services, and evaluating the entire process for continuous quality improvement. We are committed to ensuring that all people, regardless of age, race or ethnicity, sexual orientation, gender identity, disability, and geographic or financial access can receive individualized care. Harnessing data gives a more complete picture of each individual and their health needs and can help make healthcare more personalized and equitable. Strengthening communities has a positive effect on health therefore we value and nurture our local ties which are a key component of our whole-health approach and drive us to work closely with community organizations that create support networks. Using our data, we also identify the resources needed to support local residents, including the people who we serve, to ensure those resources can better meet local needs.
BCBSA Licenses
We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive, use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national association of independent Blue Cross and Blue Shield companies, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. Although previously we did not have a right to sell products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products, under the terms of the subscriber settlement agreement and release (“Subscriber Settlement Agreement”) among the class of plaintiffs, BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”), some large national employers with self-funded plans (specifically identified in the Subscriber Settlement Agreement) have a right to request a second Blue plan bid in addition to a bid from the local Blue plan. The Subscriber Settlement Agreement received final approval in August 2022. We are required to pay an annual license fee to the BCBSA based on enrollment and also to comply with various requirements and restrictions regarding our operations and our use of the BCBS names and marks. These requirements and restrictions include, among other things: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the BCBS system in contracts with third parties and in public statements; plan governance requirements; cybersecurity requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to healthcare plans and related services within its service areas must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; governance requirements such as a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. In addition, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency or the appointment of a trustee or receiver or the commencement of any action against us seeking our dissolution could cause a termination of our license agreements.
We believe that we and our licensed affiliates are currently in compliance with these standards. The standards under the license agreements may be modified in certain instances by the BCBSA. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for additional details on the impact if we were not to comply with these license agreements and Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation” of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Subscriber Settlement Agreement.
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
•regulate, limit, or suspend our ability to market products, including participation in Medicare and the Public Exchanges;
•determine through a procurement process our ability to participate in certain programs, including state Medicaid programs;

•retroactively adjust premium rates;
•monitor our solvency and reserve adequacy;
•audit, and recovery of audit discrepancies, including risk adjustment data validation (“RADV”) audits;
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
COVID-19
With the declaration of COVID-19 as a public health emergency (“PHE”), the federal and state governments have enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all lines of business, and which have introduced increased uncertainty around our cost structure. These actions, which are or have been in effect for various durations, provide, among other things: mandates to waive cost-sharing for COVID-19 testing, vaccines and related services; financial support to healthcare providers; and mandates related to prior authorizations, payment levels to providers, consumer enrollment windows and telehealth services. The Biden administration renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023.
Under the Consolidated Appropriations Act of 2023 (the “2023 Appropriations Act”), Congress decoupled Medicaid eligibility recertification from the PHE. As a result, states may begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023. When recertifications resume, we expect a decline in our Medicaid membership. At the same time, we expect growth in our Commercial risk-based and fee-based plans and Medicare, including through the Public Exchanges, as members exiting Medicaid in our 14 Commercial states seek coverage elsewhere.
The Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021's enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule to 2032. The extension of the enhanced PTC will likely allow for growth in Individual exchange market enrollment as Medicaid eligibility recertifications resume, supporting continuity of coverage for more people.
The Consolidated Appropriations Act of 2021
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted us since passage and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the 2021 Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and during 2022, and others of which have been extended into 2023 since the enactment of the 2021 Appropriations Act.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2022, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Capital Resources,” included in Part II, Item 7 of this Annual Report on Form 10-K.
Ongoing Requirements and Changes Stemming from the ACA
Since its enactment in 2010, the ACA has introduced new risks, regulatory challenges and uncertainties, has impacted our business model and strategy and has required changes in the way our products are designed, underwritten, priced, distributed and administered. We expect the ACA will continue to significantly impact our business and results of operations, including pricing, minimum medical loss ratios (“MLRs”) and the geographies in which our products are available. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS also frequently proposes changes to its program that audits data submitted under the risk adjustment programs in ways that could increase financial recoveries from plans. We will continue to evaluate the impact of the ACA as any further developments occur.
Certain significant provisions of the ACA include, among others:
•The creation of Public Exchanges for individuals and small group customers.
•The establishment of minimum MLR thresholds by line of business for the Commercial market (which may be subject to more restrictive MLR thresholds under state regulations, such as those in New York). Medicare Advantage or Medicare Part D prescription drug plans that do not meet the mandated threshold will have to pay a minimum MLR rebate, will be subject to restricted enrollment if MLR is below the threshold for three consecutive years, and are subject to contract termination if the plan’s MLR is below the threshold for five consecutive years. In addition, state Medicaid programs are required to set managed care capitation rates such that a minimum MLR is projected to be achieved; however, states are not required to collect remittances if the minimum MLR is not achieved.
Approximately 52.3% and 17.5% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2022. Approximately 53.6% and 18.4%

of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2021.
•The creation of an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star ratings system, which awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star ratings system can be modified by CMS annually. For payment year 2023, we expect to have approximately 73% of our Medicare Advantage members in 4.0 or higher rated plans.
•The implementation of a Medicare Advantage payment formula, which prevents reimbursement rates from increasing as much as otherwise would be expected.
We continue to evaluate our experience in the Public Exchange markets. Based on the viability of the Public Exchanges and availability of federal subsidies, we have made adjustments to our premium rates and geographic participation, including a modest expansion in the Public Exchange markets in 2022 and further expansion into a limited number of additional counties in 2023. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows, and may require further adjustments to our rates and participation going forward. As a result, for 2023 we are offering Individual Public Exchange products in 138 of the 143 rating regions in which we operate, in comparison to 122 of 143 rating regions in 2022. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics.
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
Also, the Health Information Technology for Economic and Clinical Health (“HITECH”) Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations have imposed additional requirements on the use and disclosure of protected health information such as additional data breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
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
Federal regulations have been finalized in the following areas that will continue to materially impact our operations:
•Federal regulations on data interoperability that require claims data to be made available to third parties unaffiliated with us; and
•Federal regulations requiring hospitals and health insurers to publish negotiated prices for services, including the health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury (the “Health Plan Transparency Rule”).
Beginning in July 2022, the Health Plan Transparency Rule required us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we are now required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
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
International Regulation
We have various international subsidiaries, which provide back-office services, that are subject to different, and sometimes more stringent, legal and regulatory requirements that vary widely by jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating abroad, including but not limited to, the Foreign Corrupt Practices Act and corresponding foreign laws governing anti-bribery, anti-corruption and anti-money laundering.
Human Capital
The foundation of our strategy starts with our culture, and our associates are critical to fulfilling our purpose of improving the health of humanity. As of December 31, 2022, our employee population, including all full-time, part-time and temporary workers, consisted of approximately 102,300 individuals, 79,000 in the United States and 23,300 internationally. We have built a high-performance culture that we believe enhances our ability to deliver on our commitments and guides us to address the challenges of today. We believe that our culture allows us to attract and retain talented and experienced individuals to support the communities we serve. Our associates actively participate through associate engagement surveys and online feedback tools. We leverage and monitor associate feedback and take action on responses.
Inclusion & Diversity
The diversity of our associates is central to achieving key strategies and improving performance. We strive to maintain a diverse and inclusive workforce comprised of a vast array of backgrounds, life experiences and cultures, which we believe enables a deeper connection with our members, allowing us to better serve our members and communities, and drives greater business results. As of December 31, 2022, our U.S. associate population was approximately 77% female and 51% racially and ethnically diverse, while 65% of our managers are female and 36% are racially or ethnically diverse.
Fair Pay
Elevance Health is committed to a fair pay workplace. We were in the first cohort of companies certified by the Fair Pay Workplace (“FPW”), an independent certification that takes a holistic approach to pay equity, partnering to design an annual pay equity action plan that includes a perpetual review of all positions, new hires and promotions to effect meaningful and measurable change. This independent certification is based on a set of publicly available rules and standards and the endorsed methodology of a group of leading experts from forward-thinking corporations, academia, human resources, data science and the legal field. After partnering with and overseeing our review process, FPW has validated our analysis of our associate population, which found that pay for females is within 1% of their male counterparts and pay for people of color is equal to their white counterparts, after taking into account neutral job related factors.
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
Health & Wellbeing
We have the privilege of touching the lives of millions of people each day, starting with the health of our own associates. To improve the health and wellbeing of our associates, we offer a comprehensive compensation package, including competitive salaries, a 401(k) plan and medical, dental, vision and disability coverage. In addition, we offer our associates wellness and behavioral programs and tools to help them get and stay healthy and more easily manage their work and personal lives.
Information About Our Executive Officers
The following sets forth certain information regarding our executive officers and Chief Accounting Officer as of February 1, 2023.

Name	Age	Position
Gail K. Boudreaux	62	President and Chief Executive Officer
John E. Gallina	63	Executive Vice President and Chief Financial Officer
Peter D. Haytaian	53	Executive Vice President and President, Carelon and CarelonRx
Charles M. Kendrick, Jr.	57	Executive Vice President and President, Commercial & Specialty Business Division
Gloria M. McCarthy	70	Executive Vice President and Chief Administrative Officer
Felicia F. Norwood	63	Executive Vice President and President, Government Business Division
Blair W. Todt	55	Executive Vice President and Chief Legal Officer
Ronald W. Penczek	58	Chief Accounting Officer and Controller
Ms. Boudreaux has served as our President and Chief Executive Officer and a Director of the Company since November 2017. Prior to joining us, she served as Chief Executive Officer of GKB Global Health, LLC (healthcare consulting firm) from 2015 to November 2017. Prior thereto, Ms. Boudreaux was Executive Vice President of UnitedHealth Group Incorporated (diversified healthcare company) from 2008 to 2015, including roles as Chief Executive Officer of UnitedHealthCare (managed healthcare company), a subsidiary of UnitedHealth Group Incorporated from 2011 to 2014 and President of the Commercial Business of UnitedHealthCare from 2008 to 2011. Before joining United HealthCare, she worked at Health Care Service Corporation (“HCSC”) (health insurance company) as Executive Vice President of External Operations from 2005 to 2008 and President of Blue Cross and Blue Shield of Illinois from 2002 to 2005. Before joining HCSC, Ms. Boudreaux held various positions at Aetna, Inc. (“Aetna”) (managed healthcare company), including Senior Vice President, Group Insurance.
Mr. Gallina has served as our Executive Vice President and Chief Financial Officer since 2016. Mr. Gallina joined Elevance Health in 1994 and has held a variety of leadership roles across the organization. Prior to his current role, Mr. Gallina served as Elevance Health’s Chief Financial Officer for the Commercial & Specialty Business Division from 2015 to 2016, and as Senior Vice President and Chief Accounting Officer from 2013 to 2015. Other leadership positions held during his tenure include Senior Vice President, Chief Accounting Officer and Chief Risk Officer from 2011 to 2013, while also holding the title of Controller from 2011 to 2013. Before joining the Company, Mr. Gallina spent 12 years with Coopers & Lybrand in various positions, including as an Audit Senior Manager.
Mr. Haytaian has served as our Executive Vice President and President of Carelon (formerly known as our Diversified Business Group) and CarelonRx (formerly known as IngenioRx) since October 2021. Prior to his current role, Mr. Haytaian served as Executive Vice President and President of our Commercial & Specialty Business Division beginning in April 2018. From June 2014 until April 2018, Mr. Haytaian served as our Executive Vice President and President of the Government Business Division. Mr. Haytaian joined the Company in 2012 with our acquisition of Amerigroup Corporation (“Amerigroup”) and served as President of our Medicaid business from 2013 until 2014. From 2005 to 2013, Mr. Haytaian held several leadership positions with Amerigroup, including serving as Chief Executive Officer of the North Region for Amerigroup’s Medicaid business from 2012 until 2013. Mr. Haytaian has extensive experience leading Medicare and Medicaid programs with Amerigroup and, prior thereto, with Oxford Health Plans, Inc.
Mr. Kendrick has served as Executive Vice President and President of our Commercial & Specialty Business Division since October 2021. From January 2021 until October 2021, Mr. Kendrick served as President of our Commercial Business West Markets (California, Colorado, Indiana, Kentucky, Missouri, Nevada, Ohio and Wisconsin). Mr. Kendrick joined us in 1995, and has held numerous leadership roles across the organization, including serving as President, Anthem National Accounts/Central Markets from 2015 until January 2021 and President of National Accounts and General Manager for Anthem Blue Cross and Blue Shield of Georgia from 2010 until 2015.
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
Ms. Norwood has served as our Executive Vice President and President of the Government Business Division since June 2018. Prior to joining us, she was Director of The Department of Healthcare and Family Services for the State of Illinois from 2015 to June 2018. Prior to that appointment, Ms. Norwood held a variety of leadership roles at Aetna, with her most recent role as President of the Mid-America Region for Aetna from 2010 until 2013.
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
Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers at www.sec.gov. Our website is www.elevancehealth.com. We have included our website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our website our Corporate Governance Guidelines, our Code of Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”). Elevance Health, Inc. is an Indiana corporation incorporated on July 17, 2001.

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
Our profitability depends on accurately predicting and pricing healthcare costs and our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the type, number and cost of individual services rendered. Numerous factors affecting healthcare costs may adversely affect our ability to predict and manage healthcare costs, and may impact our business, cash flows, financial condition and results of operations. These factors include, among others, changes in healthcare practices, demographic characteristics including the aging population, medical cost inflation, increased labor costs, evolution of new technologies, drugs and treatments, increased cost of individual services, increased number and cost of prescription drugs, clusters of high cost cases, increased use of services, including resulting from pandemics, large-scale medical emergencies, increasing natural disasters in connection with climate change and other public health crises, new mandated benefits and treatment guidelines and changes to other regulations impacting our business.
Slight differences between predicted and actual medical costs or utilization rates as a percentage of premium revenues can result in significant changes in our results of operations. Generally, our premiums on Commercial policies and Medicaid contracts are fixed for a 12-month period and are determined based on data from several months prior to the commencement of the premium period. Our revenue from Medicare policies is based on bids submitted to CMS six months prior to the start of the contract year. CMS has explicit gain and loss margin requirements within the bids, as well as contract-specific federal MLR annual requirements. Accordingly, the costs we incur in excess of our benefit cost projections cannot be recovered in the contract year through higher premiums. Existing Medicaid contract rates are often established by the applicable state, and our actual costs may exceed those rates. Many factors, including those discussed above, may cause actual costs to exceed those estimated and reflected in our Commercial premiums and Medicare and Medicaid bids.

Although federal and state premium and risk adjustment mechanisms could help offset health benefit costs above our projections if the assumptions we use to set our premium rates are significantly different than actual results, our results of operations and financial condition could still be adversely affected. The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based on assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
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
We continue to evaluate our experience in the Public Exchange markets. Based on the viability of the Public Exchanges and availability of federal subsidies, we have made adjustments to our premium rates and geographic participation, including a modest expansion in the Public Exchange markets in 2022, and further expansion in a limited number of additional counties in 2023. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows, and may require further adjustments to our rates and participation in Public Exchanges going forward.

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
The states in which we operate with the largest concentrations of revenues include California, Virginia, Ohio, New York, Indiana, Texas, Florida and Georgia. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state-specific or regional economic downturns impacting these states. If any such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
A cyber-attack or other privacy or data security incident could result in an unauthorized disclosure of sensitive or confidential information, cause a loss of data, disrupt our operations, give rise to remediation or other expenses, expose us to liability under federal, state and international laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations.
As part of our normal operations, we collect, store, process, retain and analyze certain sensitive and confidential information, including protected personal information subject to privacy, security and data breach notification requirements. Some of the data we process, store and transmit is outside of the U.S. due to the structure of our information technology systems and our internal business operations. We are subject to a variety of continuously evolving federal, state and international laws and rules regarding the use and disclosure of certain sensitive or confidential information, that depending on the specific business and intended data use, include without limitation, HIPAA's privacy and security rules, HIPAA's HITECH rule, the Gramm-Leach-Bliley Act, GDPR and numerous state laws governing personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act effective on January 1, 2023. Our facilities and systems, and those of our third-party service providers, are regularly the target of, and may be vulnerable to, cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, negligent or wrongful conduct by employees or others with permitted access to our systems and information, or other threats.
We cannot ensure that we will be able to identify, prevent or contain the effects of cyber-attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. Hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable, disrupt or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures. Viruses, worms or other malicious software programs may be used to attack our systems or otherwise exploit any security vulnerabilities which may cause system disruptions or shutdowns, or may cause personal, proprietary or confidential information to be disclosed, misappropriated or compromised. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access remain a priority for us.
We have been, and may in the future be, subject to litigation and governmental investigations related to cyber-attacks and security breaches. Any such future litigation or governmental investigation could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition, and results of operations. Moreover, our programs to detect, contain, and respond to data security incidents as well as contingency plans and insurance coverage for potential liabilities of this nature may not be sufficient to cover all claims and liabilities.
Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack or cyber-security breach, and any incident involving the misappropriation, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We are subject to risks associated with pandemics, like the COVID-19 pandemic, as well as other extreme events, large-scale medical emergencies and public health crises, which could have a material adverse effect on our business, results of operations, and financial condition and financial performance.
The COVID-19 pandemic continues to impact our business, providers, customers and communities. A new pandemic or other large-scale medical emergency or public health crisis, referred to collectively as “public health crises,” may cause illness, death, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, inflation, labor shortages, supply chain interruptions and overall economic and financial market instability. The following are some of the risks that we experienced, and are likely to continue experiencing, as a result of the COVID-19 pandemic and that we could experience as a result of future public health crises, all of which could have a material adverse effect on our business, cash flows, financial condition and results of operations:
•Increased healthcare costs due to higher utilization rates of medical facilities and services and behavioral health services, increased labor costs resulting from labor shortages and increases in medical expenses and associated hospital and pharmaceutical costs, including testing, treatment and the administration of vaccines and other therapeutics and costs due to care deferred during the public health crisis, which may lead to additional care resulting from missed treatments.
•Increased estimation uncertainty on our claims liability, as well as decreased predictability of Medicare and Medicaid rates due to changes in utilization of medical facilities and services, medical expenses and other costs. We experienced rate adjustments from certain Medicaid regulators in 2022 in response to decreased utilization.
•A reduction in enrollment in our health benefits, products and services or a change in membership mix to less profitable lines of business by existing customers due to reductions in workforce and other impacts of an economic downturn.
•Cash flow volatility or shortfalls caused by delayed, delinquent or non-collectable payments.
If the COVID-19 pandemic continues for a prolonged period, or if any future public health crisis occurs and continues for a prolonged period, these risks could be exacerbated, and cause further impact to our business and operations.
Additionally, other extreme events such as natural disasters, war, terrorism and civil unrest could create public health crises or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations. Natural disasters, such as wildfires, hurricanes and snow and ice storms, have impacted and may in the future impact our customers, employees, facilities and third-party vendors located in the affected area. In the event of a public health crises, we may need to make temporary policy changes, such as waiving various medical requirements, assisting with replacement medications, transferring prescriptions and expanding our help line. Furthermore, climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, which could have a long-term impact on general economic conditions and the healthcare and pharmacy industry in particular.
There are various risks associated with participating in Medicare and Medicaid programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed healthcare services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, Medicaid expansion programs and various specialty programs, products and services. We also provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We also participate in programs in several states for the care of dual-eligible members. Regulatory reform initiatives or changes in existing laws or regulations applicable to these programs, or their interpretations, are difficult to predict and could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments, and base premium rates paid by each state or federal agency differ depending upon a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future rates may be affected by continued government efforts to contain costs and federal and state budgetary constraints. Certain state contracts are subject to cancellation in the event of the unavailability of state funds. Additionally, ongoing CMS system changes related to the data it uses to calculate risk scores in the Medicare Advantage program may impact our federal funding. The federal government or any state in which we operate could decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends, cancel our contracts retroactively or seek an adjustment to previously negotiated rates. In addition, various states’ Medicare-Medicaid plans are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. An unexpected reduction in payments, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.
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
Further, the Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment and plans with a Star rating of 4.0 or higher are eligible for quality-based bonus payments and plans with a Star rating of 5.0 can market to and enroll members year-round. If we do not maintain or continue to improve our Star ratings, fail to meet or exceed our competitors’ Star ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments or may incur penalties.
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
We are periodically subject to government audits, including CMS RADV audits of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”), as well as state Medicaid RAC programs. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
Our Medicare and Medicaid contracts are also subject to various MLR rules, including minimum MLR thresholds, rebate requirements and audits, which could adversely affect our membership and revenues if any of our state Medicare or Medicaid plans do not meet an applicable minimum MLR threshold. If a Medicare Advantage, MMP or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to enroll new members. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.
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
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and supply chain partners and other healthcare providers. These partners may elect not to contract with us, and the failure to secure or maintain cost-effective contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among healthcare providers, Accountable Care Organization practice management companies, and other organizational structures that physicians, hospitals and other care providers choose, as well as the ability of larger employers to contract directly with providers, may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs. Such competition may require us to incur costs to change our operations, which could adversely affect our business, cash flows, financial condition, and results of operations. In addition, price transparency initiatives, such as the Health Plan Transparency Rule, may impact our ability to obtain or maintain favorable contract terms. For example, beginning in 2021, hospitals were required to publish online payer-specific negotiated charges for each item or service the hospital provides.
Our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, may not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render. State and federal laws, such as the No Surprises Act, define the compensation that must be paid to out-of-network providers in certain scenarios, and related litigation has lessened the weight of the Qualifying Payment Amount during independent dispute resolution processes, which may result in an increase in rates we must pay to out-of-network providers. Both our lack of contracts with certain providers and the development of new federal and state laws could result in significant litigation or arbitration proceedings, provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged, or other increases in rates paid to out-of-network providers.

We are dependent on the success of our relationships with third parties for various services and functions.
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements. For example, a single vendor can provide to us a wide range of technology infrastructure services, such as end user (help desk and field support), data center, mainframe, storage and database services and multi-cloud management services, and we are subject to the risks of any operational failure, termination or other restraints in such an arrangement. We could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.
Our PBM services business would be adversely affected if we are unable to contract on favorable terms with third-party vendors, including pharmaceutical manufacturers. We delegate certain PBM administrative functions, such as claims processing and prescription fulfillment, to CVS Health pursuant to the CVS PBM Agreement. If CVS Health fails to provide PBM services as contractually required, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. For additional information on the CVS PBM Agreement, see “Business — Product and Service Descriptions,” in Part I, Item 1 of this Annual Report on Form 10-K.
The failure to effectively maintain and upgrade our information systems, or the availability and integrity of our data, could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses, including those that we have acquired as a result of our merger and acquisition activities. Our information systems require an ongoing investment, commitment of significant resources to maintain and enhance existing systems, and development of new systems to keep pace with continuing changes in information processing technology, emerging cyber-security risks, changing customer preferences, evolving industry and regulatory standards and legal requirements, including as a result of the ACA, the Health Plan Transparency Rule, the 2021 Appropriations Act and proposed federal data interoperability regulations. In addition, we may obtain significant portions of our systems-related or other services from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to adequately implement, consolidate, integrate, streamline, maintain and upgrade effective and efficient information systems with sufficiently advanced technological capabilities could result in investigations, audits, fines and penalties, competitive and cost disadvantages to us compared to our competitors, could divert management’s time, and could have a material adverse effect on our business, financial condition and results of operations. Failure or disruption of our performance of, or our ability to perform, key business functions, including as a result of the unavailability or cyber-attack of our information technology systems or those of third parties (including cloud service providers), could decrease response times, lower levels of service satisfaction and harm our reputation. Our systems interface with and depend on third-party systems and we could experience service denials if demand for such service exceeds capacity or these systems fail or experience interruption. Despite our adoption and continued enhancement of business continuity and disaster recovery strategies, there is no guarantee that such efforts will be effective, which could interrupt the functionality of our information technology systems or those of third parties. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and clients, which could have a material adverse effect on our business and results of operations.

The volume of health care data generated and the uses of this data, including electronic health records, are rapidly expanding. Our ability to develop, implement, price, support new and existing products and services, provide service to our customers in an efficient and uninterrupted fashion, and report on our operations depends on the integrity of this data and our information systems. In addition, connectivity amongst technologies is becoming increasingly important, with recent trends bringing greater consumer engagement in healthcare; therefore, the pace at which our customers will need enhanced technologies with sophisticated applications for mobile interfaces will continue to expand. If the information systems we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain our information systems, security controls and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership.
LEGAL, REGULATORY AND PUBLIC POLICY RISKS
We are subject to significant government regulation, and changes or proposed changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations and the market price of our securities.
We are subject to significant state and federal regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters, as described in greater detail in Part I, Item 1, “Business—Regulation” in this Annual Report on Form 10-K. Further, the integration into our business of entities that we acquire, or the expansion of our business into new businesses or jurisdictions, may affect the way in which existing laws and rules apply to us.
Changes to existing laws, rules and regulations or judicial interpretation, application or enforcement thereof, or development of new laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer (and where we offer them), restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals and implement changes in premium rates, and require enhancements to our compliance infrastructure and internal controls environment, which could adversely impact our business and results of operations. In addition, legislative and/or regulatory policies or proposals that seek to manage the healthcare industry or otherwise impact our business may cause the market price of our securities to decrease, even if such policies or proposals never become effective. In particular, further regulations and modifications to the ACA and federal and state laws and regulations stemming from the ACA could impact the market for our products, federal government funding for various ACA programs, the regulations applicable to us and the fees and taxes payable by us and otherwise affect our business and future operations, some of which may adversely affect our financial condition and results of operations.
We are required to obtain and maintain insurance and other regulatory approvals to market certain of our products and services, to increase prices for certain regulated products and services and to consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities, could have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition, and results of operations. For example, requirements in the Health Plan Transparency Rule and the 2021 Appropriations Act, such as the price comparison tool, have the potential to increase healthcare costs and our operating costs in order to comply and may impact provider negotiations and market pricing. In addition, changes in government regulations or policies that apply to government-sponsored programs such as Medicare and Medicaid including, among other things, reimbursement levels, eligibility and recertification requirements, benefit coverage requirements and additional governmental participation, could also adversely affect our business, cash flows, financial condition, and results of operations. The annual recertification process for Medicaid recipients was temporarily suspended in response to the COVID-19 pandemic; however, the 2023 Appropriations Act decoupled Medicaid redeterminations from the COVID-19 public health emergency, and states may begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023. Where states allow certain programs to expire or have not opted for Medicaid expansion under the ACA, we could experience reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations significantly reduce Medicaid enrollment, our Medicaid business will be negatively impacted.

We have experienced past assessments under state or federal insolvency or guaranty association laws applicable to insurance companies, HMOs and other payers, and may experience assessments in the future if, for example, premiums established by other companies for their health insurance products, including certain long-term care products, are inadequate to cover their costs. Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations. We are not currently able to estimate our potential financial obligations, losses or the availability of offsets associated with potential guaranty association assessments; however, any significant increase in guaranty association assessments could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

We expect state legislatures will continue to focus on healthcare delivery and financing issues, including actions to reduce or limit increases to premium payments, provider billing protections, greater access to care and broader reforms of state health insurance markets. State ballot initiatives could also be put to voters that could materially impair our operating environment. If enacted into law, these state proposals and actions could have a material adverse impact on our business, cash flows, operations or financial condition.
Additionally, in the past, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA and other laws and could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. There have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, permit greater state regulation of our operations, and expand the scope of damages, including punitive damages, litigants could be awarded.
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
Certain of our subsidiaries operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business related to, among other things, local and cross border taxation, intellectual property, investment, management control, labor, anti-fraud, anti-corruption and privacy and data protection, which vary by jurisdiction. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm and could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.
We face risks related to litigation.
We are, and may in the future be, a party to a variety of legal actions that may affect our business, such as administrative charges before government agencies, employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of health benefits; federal and state false claims act laws; dispensing of drugs associated with our PBM business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; fee-based business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
We are also involved in, or may in the future be party to, pending or threatened litigation incidental to the business we transact or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets. From time to time, we are involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges relating to the award of government contracts. These investigations, audits and reviews include routine and special investigations by state insurance departments, various federal regulators including CMS and the HHS Office of Inspector General, state attorneys general, the Department of Justice, and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties, and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic (including injunctive relief), treble or punitive damages may be sought. Our international footprint also subjects us to additional potential disputes or differing interpretations related to contractual rights, tax positions, and regulatory oversight. Some liabilities and damages may not be covered by the insurance we carry, insurers may dispute coverage, or the amount of insurance may not be enough to cover the damages awarded. In addition, insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. Any adverse judgment against us resulting in such damage awards could result in negative publicity and have an adverse effect on our cash flows, results of operations and financial condition.
There are various risks associated with providing healthcare and other diversified products and services.
We continue to evolve our business to offer products and services beyond traditional health insurance, including digital health technology, pharmacy, behavioral and clinical care services, which subjects us to litigation and regulatory risks that are different from our traditional product and services offerings and may materially affect our exposure to other risks.
The direct provision of healthcare services by certain of our subsidiaries involves risks of additional litigation brought against us or our associates for alleged malpractice or professional liability claims arising out of the delivery of healthcare and related services. In addition, liability may arise from maintaining healthcare premises that serve the public. Behavioral health services may also raise the risk profile of our business given the critical and sensitive nature of the services provided. In addition, we are, to a certain extent, self-insured with regard to litigation risks, including claims of medical malpractice against our affiliated physicians and us, and it is possible that the level of actual losses will significantly exceed the liabilities recorded for our estimates of the probable costs resulting from self-insured matters. The defense of any actions may result in significant expenses, and if we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our business, cash flows, financial condition and results of operations. As we become more involved in direct care delivery and the provision of other services, such as crisis management services, there will be an increased possibility of litigation.

Additionally, many states in which certain of our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians, and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state, and any enforcement actions by governmental officials alleging non-compliance with these rules and regulations could adversely affect our business, cash flows, financial condition and results of operations. Further, in certain states we are required to use professional corporations that are not affiliates, which exposes us to risk in the event the physician owners of those professional corporations take actions that are in breach of the contractual obligations that exist between us.

Our PBM services business and related operations are subject to risks and uncertainties that are in addition to those we face in our core healthcare business.
We provide PBM services through our CarelonRx business and are responsible to regulators and our customers for the delivery of those PBM services that we contract to provide. Our PBM services business is subject to the risks inherent in the dispensing, packaging, fulfillment and distribution of pharmaceuticals and other healthcare products, including exposure to liabilities and reputational harm related to purported dispensing and other operational errors by us or our PBM services suppliers. Any failure by us or one of our PBM services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our PBM business to civil and criminal penalties.
Our PBM services business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of internet and mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a PBM services business. In addition, the PBM services business and the practice of pharmacy are subject to federal and state laws and regulations, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the U.S. Food and Drug Administration. Also, we and our third-party vendors are subject to registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with applicable laws and regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.
Federal and state legislatures and regulators also regularly consider new laws and regulations and changes to existing regulations and policies for the industry that could materially affect current industry practices and our business, including the regulation implemented by HHS in November 2020 related to drug manufacturer rebates, spread pricing contract arrangements, the pricing of pharmaceuticals, the 2021 Appropriations Act and potential new regulations regarding rebates, fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies and reporting requirements. Recent case law, such as the 2020 U.S. Supreme Court reinstatement of an Arkansas law regulating PBMs, as well as industry publications like the 2021 NAIC white paper on the topic, may increase and impact greater state regulation of PBMs.
We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, and failure to comply with those requirements could result in a termination of the license agreements. The license agreements may be modified by the BCBSA, which could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2022, we provided services to approximately 33 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of either license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees of approximately 33 million as of December 31, 2022, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations. For more information on the BCBSA license agreements, including requirements, restrictions and termination events set forth in these license agreements, see Part I, Item 1, “Business — BCBSA Licenses” of this Annual Report on Form 10-K.
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
The insurance holding company system acts and certain health statutes of the states in which our insurance company or HMO subsidiaries are regulated restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Further, the Indiana Business Corporation Law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.
Our articles of incorporation and bylaws contain provisions that could have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider to be in their best interests. Our articles of incorporation provide that no person may beneficially own shares of voting capital stock beyond specified ownership limits, except with the prior approval of a majority of the “continuing directors.” The ownership limits, which may not be exceeded without the prior approval of the BCBSA, are the following: (1) for any institutional investor (as defined in our articles of incorporation), one share less than 10% of our outstanding voting securities; (2) for any non-institutional investor (as defined in our articles of incorporation), one share less than 5% of our outstanding voting securities; and (3) for any person, one share less than the number of shares of our common stock or other equity securities (or a combination thereof) representing a 20% ownership interest in us.
In addition, our articles of incorporation and bylaws: divide our Board of Directors into three classes serving staggered three-year terms (which is required by our license agreements with the BCBSA); permit our Board of Directors to determine the terms of and issue one or more series of preferred stock without further action by shareholders; restrict the maximum number of directors and the ability to increase that number; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; prohibit shareholders from amending certain provisions of our bylaws; and impose restrictions on who may call a special meeting of shareholders.
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
As a health benefits company, we operate in a highly competitive industry that is subject to significant changes from and competition due to legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices, technological advancements and changing market practices such as increasing usage of telehealth. We also must respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants in the Public Exchanges and in our other lines of business. These factors have produced and will continue to produce significant pressures on our profitability and membership. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers, through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly have the ability to contract directly with providers. To compete effectively under these unique market pressures in the consumer-driven marketplace, we will be required to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.

In addition, the PBM industry is highly competitive, and CarelonRx is subject to competition from national, regional and local PBMs, other insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order and web pharmacies, discount cards and specialty pharmacies. Strong competition within the PBM business has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings. Our inability to maintain positive trends, contract on favorable terms with pharmaceutical manufacturers for, among other things, rebates, discounts and administrative fees or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms such as the regulation recently issued by HHS related to rebates and the 2021 Appropriations Act, which requires reporting of plan spending, the cost of plan pharmacy benefits, enrollee premiums and any manufacturer rebates received by the plan or issuer, may adversely affect our competitive position, cash flows, financial condition and results of operations.
In order to profitably grow our business in the future, we need to not only grow our profitable medical membership, but also continue to diversify our sources of revenue and earnings, including through the increased sale of our stand-alone PBM and other Carelon services, specialty products, such as dental, vision and other supplemental products, expansion of products, expansion of our non-insurance assets and establishment of new cost of care solutions, including innovations in PBM and health services. If we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products and services from our competitors, our ability to profitably grow our business could be adversely affected.
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
For additional information, see “Business — Competition” in Part I, Item 1 of this Annual Report on Form 10-K.
We have built a significant portion of our current business through mergers and acquisitions, joint ventures, strategic alliances and investments, and although we expect to pursue such opportunities in the future, we are subject to risks resulting from such business combinations.
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
•we may assume liabilities that were not disclosed to us, or which were underestimated, and which could lead to legal challenges, investigations and enforcement actions, and we may not be able to adequately recover from sellers or insurance carriers for such assumed liabilities;
•we may experience difficulties in integrating business combinations, including into our internal control environment and culture, be unable to integrate business combinations successfully or as quickly as expected and be unable to realize anticipated economic, operational and other benefits in a timely manner or at all;
•business combinations and proposed business combinations that are not completed could disrupt our ongoing business, lead to the incurrence of significant fees, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies and procedures;
•we may finance future business combinations by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;
•we may compete with other firms, some of which may have greater financial and other resources, to acquire attractive companies;

•we may experience disputes with or competition from our partners or former partners in our strategic alliances, investments and joint ventures, which could result in litigation or a loss of business; and
•future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to a risk that our BCBSA license agreements may be terminated.
We face intense competition to attract and retain employees. Further, managing key executive succession and retention is critical to our success.
Our success depends on our ability to attract, develop and retain qualified employees, including those with diverse backgrounds, experience and skill sets, to operate and expand our business. We face intense competition for experienced and highly skilled employees, and we may be unable to attract and retain such employees or competition among potential employers may result in increasing salaries. Adverse changes to our corporate culture could harm our business operations and our ability to retain key employees and executives. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In addition, if we are unable to attract, retain and effectively manage the succession plans for key employees and executives, including our President and Chief Executive Officer, our business, results of operations and future performance could be adversely affected. We may have difficulty in replacing key executives because of the limited number of qualified individuals with the breadth of skills and experience required to operate and successfully expand our business. The succession plans we have in place for members of our senior management and employment arrangements with certain key executives do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract, transition and retain suitable successors.
Restrictions on our ability to obtain funds from our regulated subsidiaries could limit our ability to repurchase shares, pay dividends and meet our obligations and materially adversely affect our business, cash flows, financial condition and results of operations.
As a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries. Among other restrictions, state insurance and HMO laws restrict the ability of most of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may further limit the ability of our regulated subsidiaries to pay dividends. Our ability to repurchase shares, pay dividends to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
In addition, most of our regulated subsidiaries are subject to minimum capital requirements and periodic financial reporting that require them to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain these minimum standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. We are also a party to license agreements with the BCBSA which contain additional minimum capital and liquidity requirements. Changes to existing minimum capital requirements could further restrict the ability of our regulated subsidiaries to pay dividends and adversely affect our business.
Our regulated subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital, and in some instances, require the sale of those investments.
We have substantial indebtedness outstanding and may incur additional indebtedness in the future, which could adversely affect our ability to pursue desirable business opportunities and to react to changes in the economy or our industry.
Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. We are exposed to interest rate risk to the extent of our variable rate indebtedness. Increases in interest rates have increased our cost of borrowing, and volatility in U.S. and global financial markets could impact our access to, or further increase the cost of, financing. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate to meet scheduled debt service obligations or may not be available on commercially reasonable terms.
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
As of December 31, 2022, we had $35 billion of goodwill and other intangible assets, representing 34% of our total consolidated assets. In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets for potential impairment, using assumptions and judgments regarding the estimated fair value of our reporting units. Estimated fair values might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
The value we place on intangible assets may be adversely impacted if existing or future business combinations fail to perform in a manner consistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Further, the estimated value of our reporting units may be impacted because of business decisions we make associated with any future changes to laws and regulations, which could unfavorably affect the carrying value of certain goodwill and other intangible assets and result in impairment charges in future periods. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity which could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.
The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets such as those experienced in connection with COVID-19 and recent increases in inflation and interest rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur and material impairments may be charged to income in future periods, resulting in recognized losses.

GENERAL RISKS
We also face other risks that could adversely affect our business, financial condition or results of operations, which include:
•adverse securities and credit market conditions, which could impact our ability to meet liquidity needs;
•any requirement to restate financial results in the event of inappropriate application of accounting principles;
•changes in tax laws and regulations or changes in the interpretation of tax laws and regulations by governmental authorities that could impact the future value of our deferred tax assets and deferred tax liabilities, or result in significant one-time charges in the current or future taxable years;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA, in each state where Amerigroup conducts business and in certain other states and countries where our other subsidiaries operate. A majority of these locations are also leased properties. Our facilities support our various business segments. We modified certain of our workforce practices in 2020 in response to the COVID-19 pandemic, including having the majority of our workforce work remotely. In the third quarter of 2020, our management introduced enterprise-wide initiatives to streamline our operations and optimize our business, including a reduction of our office space footprint. In 2021 and 2022, we identified additional reductions of office space. We believe that our properties are adequate and suitable for our business as presently conducted; however, we are continuing to evaluate our real estate strategy in response to the changing needs of our in-office, hybrid and remote workforce.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ELV.”
Holders
As of February 1, 2023, there were 50,958 shareholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2022 to October 31, 2022	432,338	$481.70	431,325	$2,236
November 1, 2022 to November 30, 2022	434,076	503.80	433,418	2,017
December 1, 2022 to December 31, 2022	278,961	511.26	276,308	1,876
	1,145,375		1,141,051

1Total number of shares purchased includes 4,324 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2022, we repurchased 4,834,939 shares at an aggregate cost of $2,316 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. On January 24, 2023, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard and Poor’s 500 Health Care Index (the “S&P 500 Health Care Index”). We have also included the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”) that we have compared ourselves to in prior years. We believe the S&P 500 Health Care Index provides for a more meaningful comparison as it contains a more comprehensive list of companies in the healthcare industry than the previous S&P Managed Health Care Index. The graph assumes an investment of $100 on December 31, 2017 in each of our common stock and these indices (and the reinvestment of all dividends).
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

Comparison of 5 Year Cumulative Total Return
$300
$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Elevance Health Inc.
S&P 500 Index
S&P 500 Health Care Index
S&P Managed Health Care Index

	December 31,
	2017	2018	2019	2020	2021	2022
Elevance Health, Inc.	$100	$118	$137	$148	$216	$242
S&P 500 Index	100	96	126	149	192	157
S&P 500 Health Care Index	100	106	129	146	184	180
S&P Managed Health Care Index	100	111	133	154	218	234

Based upon an initial investment of $100 on December 31, 2017 with dividends reinvested.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 (In Millions, Except Per Share Data or As Otherwise Stated Herein)
On May 18, 2022, our shareholders approved a proposal to amend our amended and restated articles of incorporation to change our name from Anthem, Inc. to Elevance Health, Inc. This amendment and name change went into effect on June 27, 2022. We began operating as Elevance Health, Inc. and trading under our new ticker symbol “ELV” on June 28, 2022. References to the terms “we,” “our,” “us,” “Elevance Health” or the “Company” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
This MD&A should be read in conjunction with our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. A detailed discussion of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 47.5 million medical members through our affiliated health plans as of December 31, 2022. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. In addition, we conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states across the country as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum Healthcare, Simply Healthcare, Unicare and/or Wellpoint. We offer pharmacy benefits management (“PBM”) services through our CarelonRx, Inc. (“CarelonRx”) subsidiary, which was known as IngenioRx, Inc. prior to January 1, 2023. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
As part of our name change to Elevance Health, in June 2022, we announced that over the next several years we will organize our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and Commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related services and capabilities, including our formerly named Diversified Business Group and IngenioRx businesses, under a single brand name.
In 2022, we managed our operations by customer type through four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx (formerly known as IngenioRx) and Other. As we continue our journey to evolve our business from a traditional health insurance company into a lifetime, trusted health partner, we are evaluating and making changes to how we manage our business. This included a review of the products in each of our operating segments, which resulted in restructurings between some of our operating segments. Therefore, our reportable segment presentation in 2023 and its composition will reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources on January 1, 2023. As a result of these changes, beginning with our Quarterly Report on Form 10-Q for the first quarter of 2023, we will report our results in the following four reportable segments: (i) Health Benefits, which will combine our existing Commercial & Specialty Business and Government Business segments; (ii) our existing CarelonRx segment; (iii) Carelon Services (our former Diversified Business Group), which will be carved out from our existing Other segment; and (iv) Corporate and Other, which will include businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments. We expect to reclassify previously reported information to conform to the new presentation.
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
Our operating revenue consists of premiums, product revenue, and administrative fees and other revenue. Premium revenue is generated from risk-based contracts where we indemnify our policyholders against costs for covered health and life insurance benefits. Product revenue represents services performed by CarelonRx for unaffiliated PBM customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and administrative fees. Unaffiliated PBM customers include our fee-based groups that contract with CarelonRx for PBM services and external customers outside of the health plans we own. Administrative fees and other revenue come from fees from our fee-based customers for the processing of transactions or network discount savings realized, revenues from our Medicare processing business and revenues from other health-related businesses, including care management programs and miscellaneous other income.
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

Our cost of products sold represents the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated PBM customers (net of rebates or discounts), including any co-payments made by or on behalf of the customer, per-claim administrative fees for prescription fulfillment and certain direct costs related to sales and administration of customer contracts.
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
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as provide us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. We use our subsidiary CarelonRx (formerly IngenioRx) to market and offer PBM services, and we expect CarelonRx to continue to improve our ability to integrate pharmacy benefits within our medical and specialty platform. We continued growing our government-sponsored business through organic growth and the acquisitions of MMM Holdings, LLC (“MMM”) in 2021 and Integra MLTC, Inc. (“Integra”) in 2022. In all other markets, we intend to maintain our position by delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
For additional information about our business and reportable segments, see Part I, Item 1, “Business” and Note 20, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
COVID-19
The COVID-19 pandemic continues to evolve, putting pressure on the healthcare system, and it has impacted, and may continue to impact, our membership, benefit expense and member behavior. The full extent of the impact of the COVID-19 pandemic will depend on future developments, which remain uncertain and cannot be predicted at this time. We will continue to monitor the COVID-19 pandemic as well as resulting legislative and regulatory changes to manage our response and assess and mitigate potential adverse impacts to our business. For additional discussion regarding the impact of and our risks and trends related to the COVID-19 pandemic, see “Business Trends” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Business Trends
In 2022, we made the decision to modestly expand our participation in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) for 2023 after also expanding in 2022. As a result, for 2023 we are offering Individual Public Exchange products in 138 of the 143 rating regions in which we operate, in comparison to 122 of 143 rating regions in 2022. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
Our CarelonRx subsidiary markets and offers PBM services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive PBM services portfolio includes features such as formulary management, pharmacy networks, a prescription drug database, member services and mail order capabilities. CarelonRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement that is set to terminate on December 31, 2024. With CarelonRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
Pricing Trends: We strive to price our health benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic (including new COVID-19 variants, which may be more contagious or severe, or less responsive to treatment or vaccines) and the impacts it may have on our pricing, such as surges in COVID-19 related hospitalizations, infection rates, the cost of COVID-19 vaccines, testing and treatment and the return of non-COVID-19 healthcare utilization to our estimate of normal levels, based on historical utilization patterns. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Product pricing in our Commercial & Specialty Business segment remains competitive. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The Patient Protection and Affordable Care Act (the “ACA”) imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that write certain types of health insurance on U.S. risks. We priced our affected products to cover the impact of the HIP Fee when it was in effect. The HIP Fee was in effect for 2020 but was permanently repealed beginning in 2021.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high cost prescription drugs, provider contracting inflation, labor costs and healthcare provider or member fraud.
At its onset, the COVID-19 pandemic caused a decrease in utilization of non-COVID-19 health services, which decreased our claim costs in 2020. As the pandemic continued through 2021, our non-COVID-19 healthcare utilization experience gradually increased and largely normalized, and our COVID-19 related healthcare expenses increased as new variants (Delta and Omicron) emerged and vaccinations and boosters became available.
The Omicron variant increased confirmed COVID-19 cases to significant levels at the end of 2021 and the beginning of 2022. The COVID-19 surge quickly declined during the first quarter of 2022, with COVID-19 inpatient hospitalizations, provider-based tests, visits and vaccinations all decreasing to lower levels by the end of the first half of 2022; concurrently, non-COVID-19 healthcare utilization recovered from lower levels earlier in the year. Omicron sub-variant viruses as well as costs associated with updated bivalent vaccinations drove modest increases in COVID-19 related healthcare expenses in the second half of 2022, but the expected paid claims impact for the second half of 2022 are significantly lower than the winter surge experienced in each of the prior two years. The ongoing cost and volume of covered services related to the COVID-19 pandemic and a future shift of government supplied vaccinations and treatments to privatized, full cost price points may have an adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
With the declaration of COVID-19 as a public health emergency (“PHE”), the federal and state governments enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all of our lines of business and which have introduced increased uncertainty around our cost structure. These actions, which are or have been in effect for various durations, provide, among other things: mandates to waive cost-sharing for COVID-19 testing, vaccines and related services; financial support to healthcare providers; and mandates related to prior authorizations, payment levels to providers, consumer enrollment windows and telehealth services. The Biden administration renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023.
Under the Consolidated Appropriations Act of 2023 (the “2023 Appropriations Act”), Congress decoupled Medicaid eligibility recertification from the PHE. As a result, states may begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023. When recertifications resume, we expect a decline in our Medicaid membership. At the same time, we expect growth in our Commercial risk-based and fee-based plans and Medicare, including through the Public Exchanges, as members exiting Medicaid in our 14 Commercial states seek coverage elsewhere.
The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021's enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing the Centers for Medicare and Medicaid Services (“CMS”) to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule to 2032. The extension of the enhanced PTC will likely allow for growth in Individual exchange market enrollment as Medicaid eligibility recertifications resume, supporting continuity of coverage for more people.
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting and reporting on pharmacy benefits and drug costs. The requirements of the 2021 Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and during 2022, and others of which have been extended into 2023 since the enactment of the 2021 Appropriations Act.
The health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury required us to begin disclosing in July 2022, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we are now required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
Since its enactment in 2010, the ACA has introduced new risks, regulatory challenges and uncertainties, has impacted our business model and strategy and has required changes in the way our products are designed, underwritten, priced, distributed and administered. We expect the ACA will continue to significantly impact our business and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS also frequently proposes changes to its program that audits data submitted under the risk adjustment programs in ways that could increase financial recoveries from plans. We will continue to evaluate the impact of the ACA as any further developments occur.

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
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana, an independent licensee of the BCBSA that provides healthcare plans to the Individual, Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our vision to be an innovative, valuable, and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close by the end of the fourth quarter of 2023 and is subject to standard closing conditions and customary approvals.
On November 9, 2022, we announced our entrance into an agreement with CarepathRx Aggregator, LLC to acquire its specialty pharmacy division, which includes BioPlus Parent, LLC (“BioPlus”) and subsidiaries. BioPlus is one of the largest independent specialty pharmacy organizations in the United States and seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition closed on February 15, 2023, and initial purchase accounting has not been finalized.
On May 5, 2022, we completed our acquisition of Integra. Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes.
On June 29, 2021, we completed our acquisition of MMM, including its Medicare Advantage plan, Medicaid plan and other affiliated companies. MMM is a Puerto Rico-based integrated healthcare organization and seeks to provide its Medicare Advantage and Medicaid members with a whole health experience through its network of specialized clinics and wholly owned independent physician associations. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
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
In 2020, we introduced enterprise-wide initiatives to optimize our business and as a result, recorded a charge of $653 in selling, general and administrative expenses. We believe these initiatives largely represent the next step forward in our progression towards becoming a more agile organization, including process automation and a reduction in our office space footprint. In the fourth quarters of 2022 and 2021, we identified additional office space reductions and related fixed asset impairments due to the continuing COVID-19 pandemic and recorded net charges of $39 and $202, respectively, in selling, general and administrative expenses. For additional information, see Note 4, “Business Optimization Initiatives” and Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama (the “Court”) captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”) previously approved a settlement agreement and release with the plaintiffs representing a putative nationwide class of health plan subscribers (the “Subscriber Settlement Agreement”), which agreement required the Court’s approval to become effective. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. The Subscriber Settlement Agreement applies only to the subscriber class. The defendants continue to contest the consolidated cases brought by the provider plaintiffs.
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which was previously accrued in 2020. Four notices of appeal of the Final Approval Order were filed by the September 2022 appeal deadline. Those appeals are proceeding in the United States Court of Appeals for the Eleventh Circuit. In the event all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Selected Operating Performance
During the year ended December 31, 2022, total medical membership increased by 2.2 million, or 4.8%. The increase in medical membership was driven primarily by organic growth in our Government Business segment primarily driven by the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, as well as organic growth in our Commercial & Specialty Business segment, and in particular in our Group fee-based membership.
Operating revenue for the year ended December 31, 2022 was $155,660, an increase of $18,717, or 13.7%, from the year ended December 31, 2021. The increase in operating revenue was primarily driven by higher premium revenue in our Medicaid business due to organic membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of Integra in the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Membership growth in our Medicare Advantage and Commercial & Specialty Business risk-based businesses, as well as premium rate increases to cover medical cost trends, also generated higher premium revenue. Finally, the increase in operating revenue was further attributable to increased pharmacy product revenue in our CarelonRx segment, resulting from growth in membership and higher script volume.
Net income for the year ended December 31, 2022 was $6,019, a decrease of $76, or 1.2%, from the year ended December 31, 2021. The decrease in net income was primarily due to realized losses on financial instruments in 2022, as compared to gains in 2021, and increased intangible amortization in 2022 related to recent acquisitions and the rebranding of our products, as we expect to retire certain trade names in the future. These items were partially offset by operating gain increases in all of our business segments.
Our fully-diluted shareholders' earnings per share (“EPS”) for the year ended December 31, 2022 was $24.81, an increase of $0.08, or 0.3%, from the year ended December 31, 2021. Our diluted shares for the year ended December 31, 2022 were 242.8, a decrease of 4.0, or 1.6%, compared to the year ended December 31, 2021. The increase in EPS resulted from lower average shares outstanding in 2022, partially offset by the decrease in net income.
Operating cash flow for the year ended December 31, 2022 was $8,399, or approximately 1.4 times net income. Operating cash flow for the year ended December 31, 2021 was $8,364, or approximately 1.4 times net income. The slight increase in operating cash flow was primarily due to higher net income in 2022, when adjusted for the impact of investment losses and gains, partially offset by the timing of working capital changes and the payment pursuant to the Subscriber Settlement Agreement made in September 2022.

Membership
Our medical membership includes the following customer types: Individual, Group risk-based, Group fee-based, BlueCard®, Medicare, Medicaid and our Federal Employees Health Benefits (“FEHB”) Program. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded, or Wellpoint plans, which include Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare and Simply Healthcare plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Public Exchanges. Individual business is sold on a risk-based basis. We offer on-exchange products through Public Exchanges and off-exchange products. Federal premium subsidies are available only for certain Public Exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Group risk-based. Individual business accounted for 1.7%, 1.7% and 1.6% of our medical members at December 31, 2022, 2021 and 2020, respectively.
•Group risk-based consists of employer customers who purchase products on a full-risk basis, which are products for which we charge a premium and indemnify our policyholders against costs for health benefits. Group risk-based accounts include Local Group customers and National Accounts. Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health members. National Accounts generally consist of multi-state employer groups primarily headquartered in an Elevance Health service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Group risk-based accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the Public Exchanges. Group risk-based accounted for 8.4%, 8.8% and 8.9% of our medical members at December 31, 2022, 2021 and 2020, respectively.
•Group fee-based customers represent employer groups, Local Group, including UniCare members, and National Accounts, who purchase fee-based products and elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some fee-based customers choose to purchase stop loss coverage to limit their retained risk. Group fee-based accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. Group fee-based accounted for 42.4%, 42.7% and 45.5% of our medical members at December 31, 2022, 2021 and 2020, respectively.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Elevance Health who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Elevance Health controlled BCBSA licensee (the “home plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 13.6%, 13.6% and 14.1% of our medical members at December 31, 2022, 2021 and 2020, respectively.
•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; dual-eligible programs through Medicare-Medicaid Plans (“MMPs”); Medicare Supplement plans; and Medicare Part D Prescription Drug Plans (“Medicare Part D”). Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our

Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of Commercial accounts or retired members of groups who are not affiliated with our Commercial accounts who have selected a Medicare Advantage product through us. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is a demonstration program focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare program business accounted for 6.2%, 6.2% and 5.5% of our medical members at December 31, 2022, 2021 and 2020, respectively.
•Medicaid membership represents eligible members who receive health benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 24.3%, 23.4% and 20.6% of our medical members at December 31, 2022, 2021 and 2020, respectively.
•FEHB members consist of United States government employees and their dependents who receive health benefits within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEHB business accounted for 3.4%, 3.6% and 3.8% of our medical members at December 31, 2022, 2021 and 2020, respectively.

The following table presents our medical membership by reportable segment and customer type as of December 31, 2022, 2021 and 2020. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Medical Membership
Commercial & Specialty Business:
Individual	789	759	680	30	4.0%	79	11.6%
Group Risk-Based	3,988	4,006	3,799	(18)	(0.4)%	207	5.4%
Commercial Risk-Based	4,777	4,765	4,479	12	0.3%	286	6.4%
BlueCard®	6,462	6,178	6,059	284	4.6%	119	2.0%
Group Fee-Based	20,174	19,395	19,551	779	4.0%	(156)	(0.8)%
Commercial Fee-Based	26,636	25,573	25,610	1,063	4.2%	(37)	(0.1)%
Total Commercial & Specialty Business	31,413	30,338	30,089	1,075	3.5%	249	0.8%
Government Business:
Medicare Advantage	1,977	1,859	1,428	118	6.3%	431	30.2%
Medicare Supplement	947	952	933	(5)	(0.5)%	19	2.0%
Total Medicare	2,924	2,811	2,361	113	4.0%	450	19.1%
Medicaid	11,571	10,600	8,852	971	9.2%	1,748	19.7%
Federal Employees Health Benefits	1,623	1,625	1,623	(2)	(0.1)%	2	0.1%
Total Government Business	16,118	15,036	12,836	1,082	7.2%	2,200	17.1%
Total Medical Membership	47,531	45,374	42,925	2,157	4.8%	2,449	5.7%
Other Membership
Life and Disability Members	4,834	4,782	5,064	52	1.1%	(282)	(5.6)%
Dental Members	6,692	6,674	6,385	18	0.3%	289	4.5%
Dental Administration Members	1,586	1,491	1,316	95	6.4%	175	13.3%
Vision Members	9,813	8,031	7,536	1,782	22.2%	495	6.6%
Medicare Part D Standalone Members	271	438	413	(167)	(38.1)%	25	6.1%

December 31, 2022 Compared to December 31, 2021
Medical Membership
Total medical membership increased in both our Government Business and Commercial & Specialty Business segments primarily due to organic growth. Our Government Business segment’s organic growth was primarily driven by the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic. In addition, Medicaid membership was positively impacted by the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 and the acquisition of Integra in the second quarter of 2022. Medicare Advantage organic growth due to sales exceeding lapses also contributed to the overall Government Business segment growth. Our Commercial & Specialty Business segment growth included Group fee-based membership increases due to sales exceeding lapses and positive in-group changes. BlueCard® membership increased due to membership activity at other BCBSA plans whose members reside in or travel to our licensed areas. Individual membership increased due to our Public Exchange expansion in 2022.

Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership increased primarily due to new sales of disability products, partially offset by declines in our life membership. Dental membership increased primarily due to new sales in our Group risk-based accounts and penetration increases in our FEHB program, partially offset by the loss of a significant Group fee-based account. Dental administration membership increased primarily due to increased sales to other BCBS plans associated with the FEHB program. Vision membership increased primarily due to the launch of a new entry-level vision product in our Group markets. Medicare Part D Standalone membership declined as we discontinued certain legacy products.
Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2022, 2021 and 2020 are as follows:

				Change
	Years Ended December 31			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Total operating revenue	$155,660	$136,943	$120,808	$18,717	13.7%	$16,135	13.4%
Net investment income	1,485	1,378	877	107	7.8%	501	57.1%
Net (losses) gains on financial instruments	(550)	318	182	(868)	(273.0)%	136	74.7%
Total revenues	156,595	138,639	121,867	17,956	13.0%	16,772	13.8%
Benefit expense	116,487	102,645	88,045	13,842	13.5%	14,600	16.6%
Cost of products sold	13,035	10,895	8,953	2,140	19.6%	1,942	21.7%
Selling, general and administrative expense	17,686	15,914	17,450	1,772	11.1%	(1,536)	(8.8)%
Other expense[1]	1,618	1,260	1,181	358	28.4%	79	6.7%
Total expenses	148,826	130,714	115,629	18,112	13.9%	15,085	13.0%
Income before income tax expense	7,769	7,925	6,238	(156)	(2.0)%	1,687	27.0%
Income tax expense	1,750	1,830	1,666	(80)	(4.4)%	164	9.8%
Net income	6,019	6,095	4,572	(76)	(1.2)%	1,523	33.3%
Net loss attributable to noncontrolling interests	6	9	—	(3)	(33.3)%	9	—%
Shareholders’ net income	$6,025	$6,104	$4,572	$(79)	(1.3)%	$1,532	33.5%

Average diluted shares outstanding	242.8	246.8	254.3	(4.0)	(1.6)%	(7.5)	(2.9)%
Diluted shareholders' net income per share	$24.81	$24.73	$17.98	$0.08	0.3%	$6.75	37.5%
Effective tax rate	22.5%	23.1%	26.7%		(60)bp3		(360)bp3
Benefit expense ratio[2]	87.4%	87.5%	84.6%		(10)bp3		290bp3
Selling, general and administrative expense ratio[4]	11.4%	11.6%	14.4%		(20)bp3		(280)bp3
Income before income tax expense as a percentage of total revenues	5.0%	5.7%	5.1%		(70)bp3		60bp3
Shareholders’ net income as a percentage of total revenues	3.8%	4.4%	3.8%		(60)bp3		60bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.
1Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2022, 2021 and 2020 were $133,229, $117,373 and $104,109, respectively. Premiums are included in total operating revenue presented above.
3bp = basis point; one hundred basis points = 1%.
4Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Total operating revenue increased primarily as a result of higher premium revenue in our Medicaid business due to organic membership growth from the continued temporary suspension of Medicaid eligibility recertification during the COVID-19 pandemic, the acquisition of Integra in the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Membership growth in our Medicare Advantage and our Commercial & Specialty Business risk-based businesses, as well as premium rate increases to cover medical cost trends also generated higher premium revenue. Finally, the increase in operating revenue was further attributable to increased pharmacy product revenue in our CarelonRx segment, resulting from growth in membership and higher script volume.
Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced investment income from alternative investments.
We had net losses on financial instruments in 2022, as compared to net gains in 2021, as a result of increased net losses on the sale of fixed maturity securities, reduced gains on the sale of equity securities and lower net gains on other invested assets. These losses were partially offset by lower mark-to-market losses on equity securities still held.
Benefit expense increased primarily due to healthcare costs associated with organic membership growth in our Medicaid and Medicare businesses and the acquisition of MMM in the second quarter of 2021. Membership growth and higher healthcare costs in our Commercial risk-based business, the acquisition of Integra in the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022 also contributed to higher benefit expense.
Our benefit expense ratio decreased slightly primarily due to the realignment during 2022 of certain quality improvement costs, from benefit expenses to administrative expenses, due to regulatory clarification. This decline was partially offset by the impact of continued membership increases in our Government Business segment, which has a higher benefit expense ratio than our Commercial & Specialty Business segment.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated PBM customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Selling, general and administrative expense increased primarily due to increased costs to support membership growth and from our acquisitions, partially offset by lower business optimization charges in 2022 as compared to 2021.
Our selling, general and administrative expense ratio decreased primarily due to operating revenue growth in 2022 and lower business optimization charges in 2022 as compared to 2021, partially offset by increased costs to support membership growth and the impact of the realignment of certain quality improvement costs described above.
Other expense increased primarily due to additional amortization of intangible assets related to recent acquisitions and the rebranding of our products. The amortization period of certain intangible assets was shortened to align with anticipated dates the new branding will take place. In addition, certain indefinite-lived intangible assets have been reclassified as definite-lived, and therefore, are now being amortized. For additional information regarding intangible asset amortization, see Note 10, "Goodwill and Other Intangible Assets" of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Our effective income tax rate decreased primarily due to the impact of geographic changes in our mix of earnings in 2022.

Our shareholders' net income as a percentage of total revenues decreased in 2022 as compared to 2021 as a result of all the factors discussed above.

Reportable Segments Results of Operations
The following table presents a summary of our reportable segment financial information for the years ended December 31, 2022, 2021 and 2020:

				Change
	Years Ended December 31			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Operating Revenue
Commercial & Specialty Business	$41,674	$38,809	$36,699	$2,865	7.4%	$2,110	5.7%
Government Business	96,810	82,919	71,572	13,891	16.8%	11,347	15.9%
CarelonRx	28,526	25,431	21,911	3,095	12.2%	3,520	16.1%
Other	13,294	10,250	6,057	3,044	29.7%	4,193	69.2%
Eliminations	(24,644)	(20,466)	(15,431)	(4,178)	20.4%	(5,035)	32.6%
Total operating revenue	$155,660	$136,943	$120,808	$18,717	13.7%	$16,135	13.4%

Operating Gain (Loss)
Commercial & Specialty Business[1]	$2,933	$2,753	$2,681	$180	6.5%	$72	2.7%
Government Business[2]	3,297	3,061	2,444	236	7.7%	617	25.2%
CarelonRx[3]	1,868	1,684	1,361	184	10.9%	323	23.7%
Other[4]	354	(9)	(126)	363	NM	117	NM

Operating Margin
Commercial & Specialty Business	7.0%	7.1%	7.3%		(10)bp5		(20)bp5
Government Business	3.4%	3.7%	3.4%		(30)bp5		30bp5
CarelonRx	6.5%	6.6%	6.2%		(10)bp5		40bp5

NM    Not meaningful.
1Includes expenses of $20 for business optimization initiatives in 2022; $106 for business optimization initiatives in 2021; $311 for business optimization initiatives and $524 for the BCBSA Litigation in 2020.
2    Includes expenses of $16 for business optimization initiatives in 2022; $47 for business optimization initiatives in 2021; $205 for business optimization initiatives and $24 for the BCBSA Litigation in 2020.
3    Includes expenses of $2 for business optimization initiatives in 2021; $4 for business optimization initiatives in 2020.
4    Includes expenses of $3 for business optimization initiatives in 2022; $32 for business optimization initiatives in 2021; $133 for business optimization initiatives in 2020.
5    bp = basis point; one hundred basis points = 1%.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Commercial & Specialty Business
Operating revenue increased primarily due to higher premiums in our Commercial risk-based business due to membership growth, premium rate increases in our Commercial risk-based business to cover medical cost trends and increased administrative fees in our Commercial fee-based business.
The increase in operating gain was primarily due to improved medical underwriting performance in our Commercial risk-based business and reduced business optimization charges in 2022 as compared to 2021. These items were partially offset by increased costs to support membership growth.
Government Business
Operating revenue increased primarily due to higher premium revenue in our Medicaid business, including due to organic membership growth from the continued temporary suspension of Medicaid eligibility recertification during the

COVID-19 pandemic, the acquisition of MMM at the end of the second quarter of 2021, the acquisition of Integra during the second quarter of 2022 and the acquisition of Ohio Medicaid members through the purchase of a Medicaid contract in the first quarter of 2022. Membership growth and premium rate increases to cover medical cost trends in our Medicare Advantage business also contributed to higher premium revenue.
The increase in operating gain was primarily driven by premium rate increases to cover medical cost trends in our Medicare business, organic membership growth in our Medicaid business from the continued suspension of eligibility recertifications during the COVID-19 pandemic and the acquisition of MMM in the second quarter of 2021. These increases were partially offset by additional administrative spend to support the growth in our Government business.
CarelonRx
Operating revenue increased as a result of growth in membership and higher script volume.
The increase in operating gain was primarily a result of higher script volume, driven by growth in integrated medical and pharmacy members in 2022 and favorable out-of-period adjustments to fee-based revenue in the second half of 2022.
Other
Operating revenue increased primarily due to higher revenue for expanded services performed by Carelon Services for our Commercial & Specialty Business segment in 2022 and the acquisition of myNEXUS in the second quarter of 2021. These increases were partially offset by the reduction of external revenue due to the loss of a behavioral health contract in 2022.
The increase in operating gain was driven by improved performance in Carelon Services, the acquisition of myNEXUS in the second quarter of 2021, and a decline in unallocated corporate expenses in 2022.

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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2022, this liability was $15,596 and represented 23% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 94%, or $14,736, of our total medical claims liability as of December 31, 2022; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 6%, or $860, of the total medical claims payable as of December 31, 2022. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 6% of our total medical claims liability, due to timing of when claim payments are made.

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
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In our comparison to prior periods, the methods and assumptions are not changed as reserves are recalculated; rather, the availability of additional paid claims information drives changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense. We had increased estimation uncertainty on our incurred but not reported liability at December 31, 2022 and December 31, 2021. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment are the primary factors that lead to the increased estimation uncertainty.
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
Although there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2022 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2022, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions results in variability of 2%, or approximately $266, in the December 31, 2022 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2022 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2022, there was a 310 basis point differential in the high and low trend factors. This range of trend factors would imply variability of 3%, or approximately $522, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2022. The COVID-19 pandemic continues to have an impact on claim costs for recent dates of service, which could have an influence on our trend factors. We will continue to monitor emerging experience in order to better understand the possible implications to our reserves.
See Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2022, 2021 and 2020. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.3% for 2022, 87.8% for 2021 and 87.7% for 2020. This ratio serves as an indicator of claims processing speed whereby 2022 claims were processed at a slightly slower speed than 2021 and 2020.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2022, this metric was 7.0%, largely driven by favorable trend factor development at the end of 2021. For the year ended December 31, 2021, this metric was 18.1%, reflecting the estimation uncertainty due to COVID-19 at the end of 2020, and was largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2020. For the year ended December 31, 2020, this metric was 8.0%, largely driven by favorable trend factor development at the end of 2019 as well as favorable completion factor development from 2019.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2022, this metric was 0.9%, which was calculated using the redundancy of $869. This metric was 2.0% for 2021 and 0.8% for 2020. We believe these metrics support the reasonableness of our estimates. The 2021 metric was impacted by the estimation uncertainty due to COVID-19.
The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2021 and 2020 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2021	2020
Total net incurred medical claims, as reported	$98,737	$84,457
Retrospective basis, as described above	99,571	83,391
Variance	$(834)	$1,066
Variance to total net incurred medical claims, as reported	(0.8)%	1.3%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2022 estimate of medical claims payable will be known during 2023.
The 2021 variance to total net incurred medical claims, as reported of (0.8)% was less than the 2020 percentage of 1.3%. This was primarily driven by the fact that the change in the prior year redundancy reported for 2021 as compared to 2020 was less than the change in the prior year redundancy reported for 2020 as compared to 2019.

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
•the implementation of tax planning strategies to recover those deferred tax assets; and
•any significant other issues impacting the likely realization of the benefit of the temporary differences.
Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized.
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
In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law, and we intend to defend our positions vigorously through the federal, state and local, and foreign appeals processes. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations or financial condition from these matters.
For additional information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2022 was $24,383 and other intangible assets were $10,315. The sum of goodwill and other intangible assets represented 33.8% of our total consolidated assets and 95.6% of our consolidated shareholders’ equity at December 31, 2022.
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
We did not incur any impairment losses as a result of our 2022 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2022. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
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

Investments
Current and long-term marketable investment securities were $27,657 at December 31, 2022 and represented 26.9% of our total consolidated assets at December 31, 2022. We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
In addition to marketable investment securities, we held additional long-term investments of $5,685, or 5.5% of total consolidated assets, at December 31, 2022. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies and mortgage loans. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $26,704 at December 31, 2022. The weighted-average credit rating of these securities was “A” as of December 31, 2022. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions of $890 that are guaranteed by third parties. With the exception of 16 securities with a fair value of $9, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2022. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2022.
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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2022 and 2021.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2022 totaled $581 and represented approximately 1.7% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2022 measurement date, we selected a weighted-average long-term rate of return on plan assets of 6.58%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date. We use the annual spot rate approach for setting our discount rate. Under the spot rate approach, individual spot rates from a full yield curve of published rates are used to discount each plan’s cash flows to determine the plan’s obligation. At the December 31, 2022 measurement date, the weighted-average discount rate under the annual spot rate approach was 5.18%, compared to 2.70% at the December 31, 2021 measurement date. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
At our December 31, 2022 measurement date, the selected discount rate for all plans was 5.12%, compared to a discount rate of 2.49% at the December 31, 2021 measurement rate. We developed this rate using the annual spot rate approach as described above.
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2022 measurement date was 8.00% for 2023 with a gradual decline to 4.50% by the year 2035. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2022 measurement date was 6.50% for 2023 with a gradual decline to 4.50% by the year 2035. These estimated trend rates are subject to change in the future.
For additional information regarding our retirement benefits, see Note 11, “Retirement Benefits,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2022 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility. Interest rates on fixed debt income securities increased in 2022 and may continue to do so in 2023, which could increase our borrowing costs if we elect to issue debt. During recent years, the federal government and various governmental agencies have taken a number of steps to strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide stability and security in the credit markets and to ensure adequate capital in certain financial institutions.
A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31			$ Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Sources of Cash:
Net cash provided by operating activities	$8,399	$8,364	$10,688	$35	$(2,324)
Issuances of commercial paper and short- and long-term debt, net of repayments	862	2,719	—	(1,857)	2,719
Issuances of common stock under employee stock plans	182	203	176	(21)	27
Other sources of cash, net	762	—	315	762	(315)
Total sources of cash	10,205	11,286	11,179	(1,081)	107
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(2,338)	(4,056)	(3,433)	1,718	(623)
Repurchase and retirement of common stock	(2,316)	(1,900)	(2,700)	(416)	800
Purchases of subsidiaries, net of cash acquired	(649)	(3,476)	(1,976)	2,827	(1,500)
Purchases of property and equipment	(1,152)	(1,087)	(1,021)	(65)	(66)
Repayments of commercial paper and short- and long-term debt, net of issuances	—	—	(298)	—	298
Cash dividends	(1,229)	(1,104)	(954)	(125)	(150)
Other uses of cash, net	—	(514)	—	514	(514)
Total uses of cash	(7,684)	(12,137)	(10,382)	4,453	(1,755)
Effect of foreign exchange rates on cash and cash equivalents	(14)	(10)	7	(4)	(17)
Net increase (decrease) in cash and cash equivalents	$2,507	$(861)	$804	$3,368	$(1,665)

Liquidity—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The slight increase in cash provided by operating activities was primarily due to higher net income in 2022, when adjusted for the impact of investment losses and gains, partially offset by the timing of working capital changes and the payment pursuant to the Subscriber Settlement Agreement made in September 2022.
Other significant changes in sources and uses of cash year-over-year included lower amounts used for purchases of subsidiaries, net of cash acquired and reduced cash used for purchases of investments, net of proceeds from sales, maturities, calls and redemptions. These decreased uses of cash were partially offset by reduced net proceeds received from the issuance of commercial paper and short-term and long-term debt and increased use of cash for share repurchases.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $35,044 at December 31, 2022. Since December 31, 2021, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,384, primarily due to cash generated from operations. This increase was partially offset by cash used for acquisitions, common stock repurchases, purchases of property and equipment and cash dividends paid to shareholders.
Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain accounting practices prescribed by insurance regulatory authorities, or statutory accounting practices, differ from GAAP. Changes that occur in statutory accounting practices, if any, or other regulatory requirements, could impact our subsidiaries’ future dividend capacity. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.
At December 31, 2022, we held $1,209 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.9% and 38.9% as of December 31, 2022 and 2021, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. In April 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also in April 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2022, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at December 31, 2022.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $200. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At December 31, 2022, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. In July 2022, we increased the amount available under the commercial paper program from $3,500 to $4,000. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $4,000, to redeem any outstanding commercial paper upon maturity. At December 31, 2022, we had $0 outstanding under our commercial paper program.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility and Subsidiary Credit Facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2022, we had $265 of outstanding short-term borrowings from the FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $3,500 of dividends will be paid to us by our subsidiaries during 2023. During 2022, we received $3,097 of dividends from our subsidiaries.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) For Health Organizations Model Act (“RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2022, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Future Sources and Uses of Liquidity
Short-Term Liquidity Requirements
As previously described, our cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. We believe cash on hand, operating cash receipts, investments and amounts available under our commercial paper program, our 5-Year Facility and our Subsidiary Credit Facilities and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
Long-Term Liquidity Requirements
As of December 31, 2022, our long-term cash disbursements required under various contractual obligations and commitments were:
•Debt and interest expense: Future debt and estimated interest payments were $25,804, with $2,674 due within the next twelve months. For additional information, see Note 13 “Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Operating leases: We lease office space and certain computer equipment, for which the future estimated payments were $1,028, with $206 due within the next twelve months. For additional information, see Note 18 “Leases” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Other liabilities: These liabilities primarily consist of future policy reserves, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Amounts due within twelve months were $26, with $1,040 due in future periods. Estimated future payments for funded pension benefits have been excluded from these numbers, as we had no funding requirements under the Employee Retirement Income Security Act of 1974, as amended, at December 31, 2022, as a result of the value of the assets in the plans. In addition, gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities have not been included. For further information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Purchase obligations: These obligations include estimated payments for future services under contractual arrangements from third-party service vendors. Amounts due within the next twelve months for these purchase obligations were $1,124, while longer term payments were $2,927. For further information, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Investment commitments: These include unfunded capital commitments for alternative investments and low-income housing tax credits. Estimated amounts due were $1,504, including $314 due within the next twelve months.
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
On January 24, 2023, our Audit Committee declared a quarterly cash dividend to shareholders of $1.48 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 24, 2023 to the shareholders of record as of March 10, 2023.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2022, we had Board authorization of $1,876 to repurchase our common stock. On January 24, 2023, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time. We intend to utilize this authorization over a multi-year period, subject to market and industry conditions.

We believe that funds from future operating cash flows, cash and investments and funds available under our credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
We do not have any off-balance sheet derivative instruments, guarantee transactions, agreements or other contractual arrangements or any indemnification agreements that will require funding in future periods. We have not transferred assets to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not hold any variable interest in an unconsolidated entity where such entity provides us with financing, liquidity, market risk or credit risk support. See Note 2 “Subsidiary Transactions” of the Notes to Condensed Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional detail on the Elevance Health, Inc. parent guarantees of certain subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2022. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Investments in fixed maturity securities include corporate securities, which account for 46.9% of our total fixed maturity securities at December 31, 2022 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,088 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,154 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
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
Our other invested assets, reported within our long-term investments, are primarily subject to private market exposures, including private equity and private credit investments. These investments are also indirectly subject to market valuation risk, as public market valuations will form a basis for valuations for these investments. Given their illiquid nature, we focus on appropriate sizing of these investments relative to our liquidity needs and risk tolerance. Our risk tolerance is formed by the level of illiquidity and short-term price movements from market valuation risk we are willing to accept relative to the higher long-term expected returns over the life of these investments.
As of December 31, 2022, 3.4% of our marketable investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $95. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $95.
For additional information regarding our investments, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2022 consisted of senior unsecured notes, convertible debentures, commercial paper and subordinated surplus notes issued by one of our insurance subsidiaries. At December 31, 2022, the carrying value and estimated fair value of our long-term debt was $23,849 and $22,324 respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2022, we recorded a net liability of $57, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $39 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $39 increase in fair value.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Elevance Health, Inc.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2022, 2021 and 2020

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Elevance Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elevance Health, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

Valuation of Incurred but Not Paid Claims

Description of the Matter	Medical claims payable was $15,596 million at December 31, 2022, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred based on historical paid claims data, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.
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

Indianapolis, Indiana
February 15, 2023

Elevance Health, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,387	$4,880
Fixed maturity securities (amortized cost of $28,226 and $25,641; allowance for credit losses of $9 and $6)	25,952	26,267
Equity securities	953	1,881
Premium receivables	7,083	5,681
Self-funded receivables	4,663	4,010
Other receivables	4,298	3,749
Other current assets	5,281	4,654
Total current assets	55,617	51,122
Long-term investments:
Fixed maturity securities (amortized cost of $789 and $616; allowance for credit losses of $0 and $0)	752	632
Other invested assets	5,685	5,225
Property and equipment, net	4,316	3,919
Goodwill	24,383	24,228
Other intangible assets	10,315	10,615
Other noncurrent assets	1,704	1,719
Total assets	$102,772	$97,460

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,596	$13,518
Other policyholder liabilities	5,933	5,521
Unearned income	1,112	1,153
Accounts payable and accrued expenses	5,607	4,970
Short-term borrowings	265	275
Current portion of long-term debt	1,500	1,599
Other current liabilities	9,683	7,849
Total current liabilities	39,696	34,885
Long-term debt, less current portion	22,349	21,157
Reserves for future policy benefits	737	802
Deferred tax liabilities, net	2,034	2,805
Other noncurrent liabilities	1,562	1,683
Total liabilities	66,378	61,332
Commitments and Contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 237,958,067 and 241,770,746	2	2
Additional paid-in capital	9,084	9,148
Retained earnings	29,724	27,088
Accumulated other comprehensive loss	(2,503)	(178)
Total shareholders’ equity	36,307	36,060
Noncontrolling interests	87	68
Total equity	36,394	36,128
Total liabilities and equity	$102,772	$97,460

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2022	2021	2020
Revenues
Premiums	$133,229	$117,373	$104,109
Product revenue	14,978	12,657	10,384
Administrative fees and other revenue	7,453	6,913	6,315
Total operating revenue	155,660	136,943	120,808
Net investment income	1,485	1,378	877
Net (losses) gains on financial instruments	(550)	318	182
Total revenues	156,595	138,639	121,867
Expenses
Benefit expense	116,487	102,645	88,045
Cost of products sold	13,035	10,895	8,953
Selling, general and administrative expense	17,686	15,914	17,450
Interest expense	851	798	784
Amortization of other intangible assets	767	441	361
Loss on extinguishment of debt	—	21	36
Total expenses	148,826	130,714	115,629
Income before income tax expense	7,769	7,925	6,238
Income tax expense	1,750	1,830	1,666
Net income	6,019	6,095	4,572
Net loss attributable to noncontrolling interests	6	9	—
Shareholders’ net income	$6,025	$6,104	$4,572
Shareholders’ net income per share
Basic	$25.10	$25.04	$18.23
Diluted	$24.81	$24.73	$17.98
Dividends per share	$5.12	$4.52	$3.80
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2022	2021	2020
Net income	$6,019	$6,095	$4,572
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(2,260)	(457)	428
Change in non-credit component of impairment losses on investments	(3)	2	—
Change in net unrealized gains/losses on cash flow hedges	10	11	12
Change in net periodic pension and postretirement costs	(70)	123	(1)
Foreign currency translation adjustments	(13)	(9)	7
Other comprehensive (loss) income	(2,336)	(330)	446
Net loss attributable to noncontrolling interests	6	9	—
Other comprehensive loss attributable to noncontrolling interests	11	2	—
Total shareholders’ comprehensive income	$3,700	$5,776	$5,018

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2022	2021	2020
Operating activities
Net income	$6,019	$6,095	$4,572
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on financial instruments	550	(318)	(182)
Equity in net earnings of other invested assets	(293)	(562)	(51)
Depreciation and amortization	1,675	1,302	1,154
Deferred income taxes	(76)	326	(540)
Impairment of property and equipment	7	73	198
Share-based compensation	264	255	283
Changes in operating assets and liabilities:
Receivables, net	(2,510)	(2,138)	(256)
Other invested assets	11	(70)	(32)
Other assets	120	37	(283)
Policy liabilities	2,254	2,597	3,528
Unearned income	(42)	(113)	202
Accounts payable and other liabilities	824	719	1,978
Income taxes	(338)	140	72
Other, net	(66)	21	45
Net cash provided by operating activities	8,399	8,364	10,688
Investing activities
Purchases of investments	(24,946)	(18,669)	(19,492)
Proceeds from sale of investments	11,988	10,269	11,318
Maturities, calls and redemptions from investments	10,620	4,344	4,741
Changes in securities lending collateral	(301)	(956)	(849)
Purchases of subsidiaries, net of cash acquired	(649)	(3,476)	(1,976)
Purchases of property and equipment	(1,152)	(1,087)	(1,021)
Other, net	(120)	(63)	(45)
Net cash used in investing activities	(4,560)	(9,638)	(7,324)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(300)	50	(150)
Proceeds from long-term borrowings	3,071	3,462	2,484
Repayments of long-term borrowings	(1,899)	(1,068)	(1,932)
Proceeds from short-term borrowings	1,365	1,325	970
Repayments of short-term borrowings	(1,375)	(1,050)	(1,670)
Changes in securities lending payable	302	956	849
Changes in bank overdrafts	933	(376)	486
Repurchase and retirement of common stock	(2,316)	(1,900)	(2,700)
Cash dividends	(1,229)	(1,104)	(954)
Proceeds from issuance of common stock under employee stock plans	182	203	176
Taxes paid through withholding of common stock under employee stock plans	(93)	(102)	(128)
Other, net	41	27	2
Net cash (used in) provided by financing activities	(1,318)	423	(2,567)
Effect of foreign exchange rates on cash and cash equivalents	(14)	(10)	7
Change in cash and cash equivalents	2,507	(861)	804
Cash and cash equivalents at beginning of year	4,880	5,741	4,937
Cash and cash equivalents at end of year	$7,387	$4,880	$5,741

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Shareholders’ Equity

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2020	252.9	$3	$9,448	$22,538	$(296)	$—	$31,693
Net income	—	—	—	4,572	—	—	4,572
Other comprehensive income	—	—	—	—	446	—	446
Repurchase and retirement of common stock	(9.4)	—	(353)	(2,347)	—	—	(2,700)
Dividends and dividend equivalents	—	—	—	(961)	—	—	(961)
Issuance of common stock under employee stock plans, net of related tax benefits	1.9	—	330	—	—	—	330
Convertible debenture repurchases and conversions	—	—	(181)	—	—	—	(181)
December 31, 2020	245.4	3	9,244	23,802	150	—	33,199
Net income	—	—	—	6,104	—	(9)	6,095
Other comprehensive loss	—	—	—	—	(328)	(2)	(330)
Accumulated noncontrolling interest	—	—	—	—	—	79	79
Repurchase and retirement of common stock	(5.1)	(1)	(192)	(1,707)	—	—	(1,900)
Dividends and dividend equivalents	—	—	—	(1,111)	—	—	(1,111)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	—	355	—	—	—	355
Convertible debenture repurchases and conversions	—	—	(259)	—	—	—	(259)
December 31, 2021	241.8	2	9,148	27,088	(178)	68	36,128
Adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(23)	—	—	(23)
January 1, 2022	241.8	2	9,148	27,065	(178)	68	36,105
Net income	—	—	—	6,025	—	(6)	6,019
Other comprehensive loss	—	—	—	—	(2,325)	(11)	(2,336)
Noncontrolling interests adjustment	—	—	—	—	—	36	36
Repurchase and retirement of common stock	(4.8)	—	(184)	(2,132)	—	—	(2,316)
Dividends and dividend equivalents	—	—	—	(1,234)	—	—	(1,234)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	352	—	—	—	352
Convertible debenture repurchases and conversions	—	—	(232)	—	—	—	(232)
December 31, 2022	238.0	$2	$9,084	$29,724	$(2,503)	$87	$36,394

See accompanying notes.

Elevance Health, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 47.5 million medical members through our affiliated health plans as of December 31, 2022. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also unaffiliated health plans, including pharmacy benefit management (“PBM”) services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. Through our subsidiaries, we also serve customers in numerous states as AIM Specialty Health, Amerigroup, Aspire Health, Beacon, CareMore, Freedom Health, HealthLink, HealthSun, MMM, Optimum Healthcare, Simply Healthcare, UniCare and/or Wellpoint. We offer PBM services through our CarelonRx, Inc. (“CarelonRx”) subsidiary, which was named IngenioRx, Inc. prior to January 1, 2023. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
As part of our name change to Elevance Health, in June 2022, we announced that over the next several years we will organize our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and Commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related services and capabilities, including our formerly named Diversified Business Group and IngenioRx businesses, under a single brand name.
There were no changes made to our segments in 2022 associated with this branding strategy. Through December 31, 2022, we managed our operations by customer types through four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx (formerly known as IngenioRx) and Other. Our branding strategy reflects the evolution of our business from a traditional health insurance company into a lifetime, trusted health partner, and given this evolution we are in the process of reviewing and modifying how we will manage our business in the future. For additional discussion, including the changes to our reportable segments for 2023, see Note 20, “Segment Information.”
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Elevance Health and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $258 and $173 at December 31, 2022 and 2021, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $152 and $142 at December 31, 2022 and 2021, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $68 and $50 at December 31, 2022 and 2021, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $744 and $648 at December 31, 2022 and 2021, respectively.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
The Inflation Reduction Act of 2022 includes a provision that imposes a new corporate alternative minimum tax (the “Corporate AMT”) that became effective for us beginning January 1, 2023. We have elected to account for the effects of the Corporate AMT on deferred tax assets and carryforwards and tax credits in the period they arise. Additionally, the Inflation Reduction Act of 2022 imposes an excise tax on the fair market value of net stock repurchases made after December 31, 2022. We do not believe the Corporate AMT will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

We account for income tax contingencies in accordance with FASB guidance that contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty years for buildings and improvements, three to five years for computer equipment and software, and the lesser of the remaining life of the building lease, if any, or seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized over estimated useful lives ranging from three to ten years.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
companies in our industry and are based on observed multiples of certain measures including revenue; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and book value of invested capital.
A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination consists of a one-step test comparing the fair value of a reporting unit, including goodwill, to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. This goodwill impairment loss is equal to the excess of the reporting unit’s carrying amount over its fair value.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2022, we believe there were no material concentrations of credit risk with any individual counterparty.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2022 or 2021.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Revenue Recognition: Premiums for risk-based contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for MLR rebates, risk adjustment, reinsurance and risk corridor under contractual premium stabilization arrangements, the ACA or other regulatory requirements. Premiums may also include performance incentives and penalties, which are recognized based on contractual terms. We estimate amounts receivable and payable under these contractual terms, and to the extent that such estimated amounts vary from the final amounts paid, the adjustments are included in earnings in the period of final settlement. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
Administrative fees and other revenue include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion, of their claims experience. We charge these fee-based

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
groups an administrative fee, which is based on the number of members in a group and the group’s claim experience. In addition, administrative fees and other revenue include amounts received for the administration of Medicare, certain other government programs, and administrative services arrangements of our Carelon (Diversified Business Group) subsidiaries, now known as Carelon. Generally, these fee-based arrangements include services which constitute a single suite of services provided and for which consideration is based upon an agreed-upon rate, regardless of the amount of services provided in a given period. As with premiums, these fee-based arrangements may include terms with retroactive rate or membership adjustments, performance incentives and penalties, each of which is a form of variable consideration within the transaction price. As such, these fee-based arrangements contain a single performance obligation that constitutes a series, and revenue is recognized over time as the services are performed. All benefit payments under these programs are excluded from benefit expense.
The determination of whether services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment. The estimation of variable consideration to be recognized requires significant judgment in the determination of the level of achievement of performance incentives, service level achievements subject to performance penalties, and the completion level of tasks subject to implementation fees.
Product revenue includes revenue for services performed by our CarelonRx PBM for unaffiliated PBM customers. Unaffiliated PBM customers include our fee-based groups that have contracted with CarelonRx for PBM services and third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation. Product revenue for PBM services is recognized using the gross method at the negotiated contract price when CarelonRx has concluded that it is the principal and it controls the services before prescription drugs are transferred to the customer. CarelonRx determined it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicate CarelonRx is primarily responsible for fulfilling the promise to provide PBM services. Product revenue includes ingredient costs (net of any rebates or discounts), including any co-payments made by or on behalf of the customer, and administrative fees. CarelonRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at December 31, 2022. Revenue recognized in 2022 and 2021 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Cost of Products Sold: CarelonRx’s cost of products sold includes the cost of prescription drugs dispensed to unaffiliated PBM customers (net of rebates or discounts). Cost of products sold includes per-claim administrative fees for prescription fulfillment by its vendor and certain CarelonRx direct costs related to sales and administration of customer contracts.
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
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Group risk-based customers with a smaller employee base. Products for Group risk-based customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Group markets, we offer products through state or federally facilitated marketplaces, or Public Exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image are expensed when first aired. Total advertising and marketing expense was $511, $588 and $558 for the years ended December 31, 2022, 2021 and 2020, respectively.
Health Insurance Provider Fee: The ACA imposed an annual Health Insurance Provider Fee (“HIP Fee”) on health insurers that wrote certain types of health insurance on U.S. risks, which was permanently repealed effective January 1, 2021. The HIP Fee was non-deductible for federal income tax purposes. Our affected products were priced to cover the increased selling, general and administrative and income tax expenses associated with the HIP Fee when it was in effect. The HIP Fee was $15,523 for 2020 and was permanently eliminated beginning in 2021. For the year ended December 31, 2020, we recognized $1,570 as selling, general and administrative expense related to the HIP Fee.
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
We assess our ROU assets for impairment when there are indicators of impairment and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. During the years ended December 31, 2022, 2021 and 2020, we recorded $34, $136 and $258, respectively, for impairment and abandonment of ROU assets. See Note 18, “Leases” for additional information about the ROU asset impairment and abandonment charges.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
reference rate reform. The provisions must be applied at a Topic, Subtopic, or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level. We adopted ASU 2021-01 on January 7, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In October 2020, the FASB issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASU 2020-08”). The amendments in ASU 2020-08 clarify when an entity should assess whether a callable debt security is within the scope of accounting guidance, which impacts the amortization period for nonrefundable fees and other costs. ASU 2020-08 became effective for interim and annual reporting periods beginning after December 15, 2020. The amendments were applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We adopted ASU 2020-08 on January 1, 2021, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments became effective for our annual and interim reporting periods beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease to our deferred tax liabilities of $8, and a corresponding cumulative-effect reduction to our opening retained earnings of $23, eliminating the bifurcation of the embedded conversion option; these amounts were not material to our overall consolidated financial position. The adoption of ASU 2020-06 did not have an impact on our results of operations or our consolidated cash flows. Use of the if-converted method did not have an impact on our overall earnings per share calculation.
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
Recent Accounting Guidance Not Yet Adopted: In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year, with the amendments required for our interim and annual reporting periods beginning after December 15, 2022. This standard requires the Company to review cash flow assumptions for its long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires the Company to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount the Company’s reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of the Company’s liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. The Company adopted the new standard on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the earliest period presented, January 1, 2021. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows, or related disclosures.
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2022 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
3. Business Acquisitions
Completed Acquisitions
During the year ended December 31, 2022, we completed business combinations for total cash consideration of approximately $752. These acquisitions included Integra MLTC, Inc. (“Integra”), acquired May 2022, which is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The purchase prices for all business combinations were allocated to the tangible and intangible net assets acquired based on management’s initial estimates of their fair values, of which $89 was allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $145 to goodwill. The intangible assets and goodwill acquired were assigned to our Government Business reportable segment. The majority of goodwill is deductible for income tax purposes. As of December 31, 2022, the initial accounting for the acquisitions completed in 2022 had not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. The proforma effects of these acquisitions for prior periods were not material to our consolidated results of operations.
During the year ended December 31, 2021, we completed business combinations for total cash consideration of approximately $4,021. These acquisitions included myNEXUS, Inc. (“myNEXUS”), acquired April 2021, a comprehensive home-based nursing management company for payors, and MMM Holdings, LLC (“MMM”), acquired June 2021, including its Medicare Advantage plan, Medicaid plan, and other affiliated companies. The purchase prices for all business combinations were allocated to the tangible and intangible net assets acquired based on management’s final estimates of their fair values, of which $1,577 was allocated to finite-lived intangible assets, $20 to indefinite-lived intangible assets, and $2,531 to goodwill, including measurement period adjustments of $10 during the year ended December 31, 2022. Of these amounts, $795 was allocated to our Other reportable segment and $3,333 to our Government Business reportable segment.The majority of goodwill is not deductible for income tax purposes.
Acquired tangible assets (liabilities) at the acquisition date were:

	2022	2021
Cash, cash equivalents and short-term investments	$170	$808
Accounts receivable and other current assets	240	295
Property, equipment and other long-term assets	109	102
Medical claims and other policyholder liabilities payable	(185)	(571)
Accounts payable and other current liabilities	(20)	(179)
Other long-term liabilities	(15)	(6)
Deferred tax liabilities	(32)	(556)
Total net tangible assets	$267	$(107)
The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Acquisition date fair values and weighted-average useful lives assigned to intangible assets include:

	2022		2021
	Fair Value	Weighted Average Useful Life	Fair Value	Weighted Average Useful Life
Customer-related	$85	10 years	$1,313	13 years
Provider and hospital relationships	2	15 years	240	14 years
Other	2	0.5 years	24	13 years
State Medicaid licenses	250	Indefinite	20	Indefinite
Total intangible assets	$339		$1,597
The results of operations and financial condition of acquired entities have been included in our consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through December 31, 2022, the impact of the acquired entities on revenue and net earnings was not material. Unaudited pro forma revenues for the years ended December 31, 2022 and 2021 as if the acquisitions had occurred on January 1, 2021 were immaterial for both periods. The pro forma effects of the acquisitions on net earnings were immaterial for both years.
Pending Acquisitions
Louisiana Health Service & Indemnity Company (d/b/a Blue Cross and Blue Shield of Louisiana)
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana, an independent licensee of the BCBSA that provides healthcare plans to the Individual, Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close by the end of the fourth quarter of 2023 and is subject to standard closing conditions and customary approvals.
BioPlus Parent, LLC
On November 9, 2022, we announced our entrance into an agreement with CarepathRx Aggregator, LLC to acquire its specialty pharmacy division, which includes BioPlus Parent, LLC (“BioPlus”) and subsidiaries. BioPlus is one of the largest independent specialty pharmacy organizations in the United States and seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition was completed on February 15, 2023, and initial purchase accounting for the acquisition has not been finalized.
4.    Business Optimization Initiatives
We believe that our properties are adequate and suitable for our business as presently conducted; however, we are continuing to evaluate our real estate strategy as it relates to the changing needs of a more hybrid remote workforce. As a result, during 2022, we identified additional reductions of office space and recorded a net charge of $39 in selling, general and administrative expenses. This charge includes $34 for impairment and abandonment of operating-lease related ROU assets and $7 for impairment and abandonment of property and equipment. In addition, we released $2 of employee termination costs, as reflected in the table below. The net charges recognized in the Commercial & Specialty Business, Government Business, CarelonRx and Other segments in 2022, were $20, $16, $0 and $3, respectively. See Note 20, “Segment Information” for a discussion of our segments.
During 2021, we identified reductions of office space and recorded a charge of $202 in selling, general and administrative expenses. This charge included $136 for impairment and abandonment of operating-lease related ROU assets and $66 for impairment and abandonment of property and equipment. The charges recognized in the Commercial & Specialty Business, Government Business, CarelonRx and Other segments in 2021, were $108, $60, $1 and $33, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
During 2020, our management introduced enterprise-wide initiatives to optimize our business and, as a result, we recorded a charge of $653 in selling, general and administrative expenses. This charge included $258 for impairment and abandonment of operating-lease related ROU assets, $198 for impairment and abandonment of property and equipment and $197 for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce. The charges recognized in the Commercial & Specialty Business, Government Business, CarelonRx and Other segments in 2020, were $311, $205, $4 and $133, respectively.
A summary of the activity for the year ended December 31, 2022 and ending balance at December 31, 2022, related to the liability for employee termination costs previously incurred in 2020, is as follows:

	Commercial & Specialty Business	Government Business	CarelonRx	Other	Total
2020 Business Optimization Initiatives
Liabilities for employee termination costs at January 1, 2022	$61	$57	$1	$3	$122
Payments	(20)	(18)	—	(1)	(39)
Releases	—	—	—	(2)	(2)
Total liabilities for employee termination costs ending balance at December 31, 2022	$41	$39	$1	$—	$81

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
5. Investments
Certain prior year residential and commercial mortgage-backed securities have been reclassified throughout this Note 5 and Note 7, “Fair Value” to conform to the current year presentation.
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2022 and 2021 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

December 31, 2022
Fixed maturity securities:
United States Government securities	$1,502	$2	$(103)	$—	$1,401
Government sponsored securities	82	1	(5)	—	78
Foreign government securities	321	1	(46)	(2)	274
States, municipalities and political subdivisions, tax-exempt	4,389	19	(265)	—	4,143
Corporate securities	13,721	31	(1,218)	(5)	12,529
Residential mortgage-backed securities	2,978	9	(324)	—	2,663
Commercial mortgage-backed securities	2,055	1	(176)	(2)	1,878
Other asset-backed securities	3,967	12	(241)	—	3,738
Total fixed maturity securities	$29,015	$76	$(2,378)	$(9)	$26,704
December 31, 2021
Fixed maturity securities:
United States Government securities	$1,443	$7	$(18)	$—	$1,432
Government sponsored securities	65	4	(1)	—	68
Foreign government securities	353	7	(13)	—	347
States, municipalities and political subdivisions, tax-exempt	5,321	310	(10)	—	5,621
Corporate securities	12,044	401	(78)	(4)	12,363
Residential mortgage-backed securities	2,492	48	(22)	—	2,518
Commercial mortgage-backed securities	1,632	29	(16)	(2)	1,643
Other asset-backed securities	2,907	24	(24)	—	2,907
Total fixed maturity securities	$26,257	$830	$(182)	$(6)	$26,899
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
For fixed maturity securities in an unrealized loss position at December 31, 2022 and 2021, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2022
Fixed maturity securities:
United States Government securities	61	$701	$(40)	38	$442	$(63)
Government sponsored securities	39	73	(4)	6	5	(1)
Foreign government securities	150	100	(10)	198	142	(36)
States, municipalities and political subdivisions, tax-exempt	1,398	2,615	(147)	396	652	(118)
Corporate securities	3,551	7,826	(549)	2,204	3,521	(669)
Residential mortgage-backed securities	1,341	1,435	(121)	496	982	(203)
Commercial mortgage-backed securities	457	1,082	(76)	324	719	(100)
Other asset-backed securities	784	2,203	(124)	398	1,074	(117)
Total fixed maturity securities	7,781	$16,035	$(1,071)	4,060	$7,537	$(1,307)
December 31, 2021
Fixed maturity securities:
United States Government securities	51	$990	$(11)	27	$176	$(7)
Government sponsored securities	—	—	—	1	1	(1)
Foreign government securities	188	143	(8)	68	41	(5)
States, municipalities and political subdivisions, tax-exempt	281	634	(9)	8	16	(1)
Corporate securities	1,846	3,310	(57)	403	485	(21)
Residential mortgage-backed securities	422	1,295	(19)	63	44	(3)
Commercial mortgage-backed securities	272	676	(8)	66	137	(8)
Other asset-backed securities	511	1,707	(19)	50	85	(5)
Total fixed maturity securities	3,571	$8,755	$(131)	686	$985	$(51)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of December 31, 2022, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $9 and $6 at December 31, 2022 and 2021, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The amortized cost and fair value of fixed maturity securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$726	$720
Due after one year through five years	7,489	7,095
Due after five years through ten years	9,512	8,703
Due after ten years	6,255	5,645
Mortgage-backed securities	5,033	4,541
Total fixed maturity securities	$29,015	$26,704
Equity Securities
A summary of current equity securities at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Equity Securities:
Exchange traded funds	$822	$1,750
Common equity securities	43	42
Private equity securities	88	89
Total	$953	$1,881
Investment Income
The major categories of net investment income for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Fixed maturity securities	$971	$755	$725
Equity securities	48	43	71
Cash equivalents	77	5	28
Other invested assets	432	616	91
Investment income	1,528	1,419	915
Investment expenses	(43)	(41)	(38)
Net investment income	$1,485	$1,378	$877

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Investment (Losses) Gains
Net investment (losses) gains for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$52	$170	$175
Gross realized losses from sales	(469)	(44)	(105)
Impairment (losses) recoveries recognized in income	(31)	1	(7)
Net realized gains on fixed maturity securities	(448)	127	63
Equity securities:
Unrealized (losses) gains recognized on equity securities still held	(78)	2	133
Net realized (losses) gains recognized on equity securities sold	(102)	(73)	61
Net (losses) gains on equity securities	(180)	(71)	194
Other investments:
Gross gains	96	293	18
Gross losses	(64)	(22)	—
Impairment losses recognized in income	(34)	(16)	(91)
Net (losses) gains on other investments	(2)	255	(73)
Net (losses) gains on investments	$(630)	$311	$184
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
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities was $22,048, $10,565 and $11,122 for the years ended December 31, 2022, 2021 and 2020, respectively.
A significant judgment in the valuation of investments is the determination of when a credit loss has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain credit declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the extent to which the fair value is less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in fair value, (iv) our intent to sell or the likelihood that we will need to sell a fixed maturity security before recovery of its amortized cost basis, (v) whether the debtor is current on interest and principal payments, (vi) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vii) general market conditions and industry or sector specific factors. When a decision has been made to sell an impaired security or it is more likely than not that the impaired security will be required to be disposed of prior to recovery of its cost basis, the security is written down to fair value at the reporting date. For all other impaired securities, if the impairment is deemed to be credit related, an allowance is created.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
At December 31, 2022 and 2021, there were no individual investments that exceeded 10% of shareholders’ equity.
At December 31, 2022 and 2021, there were eight and two, respectively, fixed maturity investments that did not produce income during the years then ended.
As of December 31, 2022 and 2021, we had committed approximately $1,504 and $1,558, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
As of December 31, 2022 and 2021, we had committed approximately $185 and $329, respectively, to future investments in rated notes.
At December 31, 2022 and 2021, securities with carrying values of approximately $752 and $632, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
Accrued Investment Income
Accrued investment income totaled $245 and $205 at December 31, 2022 and 2021, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the collateral received at the time of the securities lending transactions amounted to $2,457 and $2,155 at December 31, 2022 and 2021, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of December 31, 2022 and 2021.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At December 31, 2022 and 2021, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,221 and $1,874, respectively, United States Government securities for $224 and $281, respectively, and residential mortgage-backed securities for $12 and $0, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
6. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2022 and 2021, we had received collateral of $57 and $18, respectively, related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2022 and 2021 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2022
Hedging instruments
Interest rate swaps - fixed to floating	$1,125	Other assets/other liabilities	$3	$(60)

Non-hedging instruments
Derivatives embedded in convertible fixed maturity securities	18	Fixed Maturity Securities	4	—
Interest rate swaps	5	Equity securities/other assets/other liabilities	—	—
Options	—	Other assets/other liabilities	1	—
Collars	19	Equity securities	23	(9)
Futures	358	Equity securities	2	(2)
Subtotal non-hedging	400	Subtotal non-hedging	30	(11)
Total derivatives	$1,525	Total derivatives	33	(71)
		Amounts netted	(12)	12
		Net derivatives	$21	$(59)

December 31, 2021
Hedging instruments
Interest rate swaps - fixed to floating	$825	Other assets/other liabilities	$23	$(5)

Non-hedging instruments
Interest rate swaps	119	Equity securities/other assets/other liabilities	—	(5)
Options	100	Other assets/other liabilities	—	—
Collars	19	Equity securities	21	(17)
Futures	344	Equity securities	3	(2)
Subtotal non-hedging	582	Subtotal non-hedging	24	(24)
Total derivatives	$1,407	Total derivatives	47	(29)
		Amounts netted	(21)	21
		Net derivatives	$26	$(8)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the LIBOR or the Secured Overnight Financing Rate. A summary of our outstanding fair value hedges at December 31, 2022 and 2021 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2022	2021
Interest rate swap	2022	$150	$—	5.500%	April 15, 2032
Interest rate swap	2022	75	—	4.101	September 1, 2027
Interest rate swap	2022	75	—	2.250	November 15, 2029
Interest rate swap	2021	150	150	2.550	September 15, 2030
Interest rate swap	2021	100	100	2.250	November 15, 2029
Interest rate swap	2020	75	75	4.101	September 1, 2027
Interest rate swap	2018	50	50	4.101	September 1, 2027
Interest rate swap	2018	450	450	3.300	January 15, 2023
Total notional amount outstanding		$1,125	$825
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2022 and 2021:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2022	2021	2022	2021
Long-term debt	$22,349	$21,157	$(57)	$18
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. During 2022 and 2021, swaps in the notional amount of $700 and $450, respectively, were terminated.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $229 and $239 at December 31, 2022 and 2021, respectively. As of December 31, 2022, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $13. No amounts were excluded from effectiveness testing.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative (Loss) Gain Recognized
Year ended December 31, 2022
Derivatives embedded in convertible securities	Net (losses) gains on financial instruments	$(3)
Interest rate swaps	Net (losses) gains on financial instruments	(4)
Options (including swaptions)	Net (losses) gains on financial instruments	13
Collars	Net (losses) gains on financial instruments	10
Futures	Net (losses) gains on financial instruments	64
Total		$80
Year ended December 31, 2021
Interest rate swaps	Net (losses) gains on financial instruments	$(4)
Collars	Net (losses) gains on financial instruments	4
Futures	Net (losses) gains on financial instruments	7
Total		$7
Year ended December 31, 2020
Interest rate swaps	Net (losses) gains on financial instruments	$(1)
Options	Net (losses) gains on financial instruments	(5)
Futures	Net (losses) gains on financial instruments	4
Total		$(2)
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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level II securities primarily include corporate securities, securities from states, municipalities and political

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily collateralized loan obligation securities and corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 is as follows:

	Level I	Level II	Level III	Total
December 31, 2022
Assets:
Cash equivalents	$3,567	$—	$—	$3,567
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,401	—	1,401
Government sponsored securities	—	78	—	78
Foreign government securities	—	274	—	274
States, municipalities and political subdivisions, tax-exempt	—	4,143	—	4,143
Corporate securities	—	12,392	137	12,529
Residential mortgage-backed securities	—	2,663	—	2,663
Commercial mortgage-backed securities	—	1,878	—	1,878
Other asset-backed securities	—	3,382	356	3,738
Total fixed maturity securities, available-for-sale	—	26,211	493	26,704
Equity securities:
Exchange traded funds	822	—	—	822
Common equity securities	2	41	—	43
Private equity securities	—	—	88	88
Total equity securities	824	41	88	953
Other invested assets - common equity securities	103	—	—	103
Securities lending collateral	—	2,457	—	2,457
Derivatives - other assets	—	3	—	3
Total assets	$4,494	$28,712	$581	$33,787
Liabilities:
Derivatives - other liabilities	$—	$(60)	$—	$(60)
Total liabilities	$—	$(60)	$—	$(60)

December 31, 2021
Assets:
Cash equivalents	$2,415	$—	$—	$2,415
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,432	—	1,432
Government sponsored securities	—	68	—	68
Foreign government securities	—	347	—	347
States, municipalities and political subdivisions, tax-exempt	—	5,621	—	5,621
Corporate securities	—	12,027	336	12,363
Residential mortgage-backed securities	—	2,513	5	2,518
Commercial mortgage-backed securities	—	1,643	—	1,643
Other asset-backed securities	—	2,888	19	2,907
Total fixed maturity securities, available-for-sale	—	26,539	360	26,899
Equity securities:
Exchange traded funds	1,750	—	—	1,750
Common equity securities	8	34	—	42
Private equity securities	—	—	89	89
Total equity securities	1,758	34	89	1,881
Other invested assets - common equity securities	138	—	—	138
Securities lending collateral	—	2,155	—	2,155
Derivatives - other assets	—	19	—	19
Total assets	$4,311	$28,747	$449	$33,507
Liabilities:
Derivatives - other liabilities	$—	$(1)	$—	$(1)
Total liabilities	$—	$(1)	$—	$(1)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset-Backed Securities	Equity Securities	Total
Year ended December 31, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains (losses):
Recognized in net income	—	—	(1)	—	(1)
Recognized in accumulated other comprehensive income	(1)	—	(16)	—	(17)
Purchases	56	—	370	17	443
Sales	(210)	—	(14)	(18)	(242)
Settlements	(41)	—	—	—	(41)
Transfers into Level III	9	—	—	—	9
Transfers out of Level III	(12)	(5)	(2)	—	(19)
Ending balance at December 31, 2022	$137	$—	$356	$88	$581
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2022	$—	$—	$—	$—	$—

Year ended December 31, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains (losses):
Recognized in net income	2	—	—	17	19
Recognized in accumulated other comprehensive income	3	—	—	—	3
Purchases	179	4	17	16	216
Sales	(18)	—	—	(4)	(22)
Settlements	(157)	—	—	—	(157)
Transfers into Level III	3	—	—	—	3
Transfers out of Level III	(1)	(1)	(3)	—	(5)
Ending balance at December 31, 2021	$336	$5	$19	$89	$449
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2021	$—	$—	$—	$18	$18

Year ended December 31, 2020
Beginning balance at January 1, 2020	$303	$2	$7	$85	$397
Total gains (losses):
Recognized in net income	(3)	—	—	(19)	(22)
Recognized in accumulated other comprehensive income	(5)	—	—	—	(5)
Purchases	85	—	—	16	101
Sales	(19)	—	—	(22)	(41)
Settlements	(44)	—	(2)	—	(46)
Transfers into Level III	10	—	—	—	10
Transfers out of Level III	(2)	—	—	—	(2)
Ending balance at December 31, 2020	$325	$2	$5	$60	$392
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2020	$—	$—	$—	$(19)	$(19)
There were no individually material transfers into or out of Level III during the years ended December 31, 2022, 2021 or 2020.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions,” we completed our acquisition of Integra in 2022 and the acquisitions of myNEXUS and MMM

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
during 2021. The net assets acquired in our acquisitions of Integra, myNEXUS, and MMM and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Integra, myNEXUS and MMM were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of Integra, myNEXUS and MMM described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 or 2021.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2022, 2021 or 2020.
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

Elevance Health, Inc.
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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2022 and 2021 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2022
Assets:
Other invested assets	$5,582	$—	$—	$5,582	$5,582
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Notes	23,786	—	21,861	—	21,861
Convertible debentures	63	—	463	—	463

December 31, 2021
Assets:
Other invested assets	$5,087	$—	$—	$5,087	$5,087
Liabilities:
Debt:
Short-term borrowings	275	—	275	—	275
Commercial paper	300	—	300	—	300
Notes	22,384	—	25,150	—	25,150
Convertible debentures	72	—	687	—	687

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
The components of deferred income taxes at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred income tax assets:
Accrued expenses	$379	$511
Bad debt reserves	301	246
Insurance reserves	147	156
Lease liabilities	200	216
Retirement liabilities	173	170
Deferred compensation	34	35
Federal and state operating loss carryforwards	208	201
Investment basis	340	—
Other	267	207
Subtotal	2,049	1,742
Less: valuation allowance	(203)	(212)
Total deferred income tax assets	1,846	1,530
U.S. federal and state intangible assets	2,059	2,071
Foreign (including Puerto Rico) intangible assets	380	452
Capitalized software	601	777
Depreciation and amortization	62	45
Investment basis	—	295
Retirement assets	317	314
Lease right-of-use asset	123	126
Prepaid expenses	201	152
Total deferred income tax liabilities	3,743	4,232
Net deferred income tax liabilities	$1,897	$2,702
We recognized $137 and $103 of deferred tax asset under the caption “Other noncurrent assets” at December 31, 2022 and 2021, respectively. We recognized $2,034 and $2,805 of deferred tax liability under the caption “Deferred tax liabilities, net” at December 31, 2022 and 2021.
As of December 31, 2022, we have established U.S. deferred taxes for undistributed earnings from certain non-U.S. subsidiaries, which are included in the Investment basis component above, consistent with prior years.
Significant components of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consist of the following:

	2022	2021	2020
Current tax expense:
Federal	$1,469	$1,467	$1,724
Foreign (including Puerto Rico)	98	18	7
State and local	179	165	461
Total current tax expense	1,746	1,650	2,192
Deferred tax expense (benefit)	4	180	(526)
Total income tax expense	$1,750	$1,830	$1,666

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
State and local current tax expense is reported gross of federal benefit in the preceding table, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included on a net of federal tax basis in multiple lines in the following rate reconciliation table.
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,631	21.0%	$1,664	21.0%	$1,310	21.0%
State and local income taxes net of federal tax expense/benefit	238	3.0	258	3.3	235	3.8
Tax exempt interest and dividends received deduction	(19)	(0.2)	(22)	(0.3)	(22)	(0.4)
HIP fee	—	—	—	—	330	5.3
Basis adjustments from recent acquisitions	—	—	—	—	(110)	(1.8)
Other, net	(100)	(1.3)	(70)	(0.9)	(77)	(1.2)
Total income tax expense	$1,750	22.5%	$1,830	23.1%	$1,666	26.7%
During the year ended December 31, 2022, we recognized income tax expense of $1,750, or $7.21 per diluted share. The decrease in effective income tax rate is primarily due to the impact of geographic changes in the mix of 2022 earnings.
During the year ended December 31, 2021, we recognized income tax expense of $1,830, or $7.41 per diluted share. The HIP Fee payment was eliminated beginning in 2021.

During the year ended December 31, 2020, we recognized income tax expense of $1,666, or $6.55 per diluted share, which included income tax expense of $330, or $1.30 per diluted share, as a result of the non-tax deductibility of the HIP Fee payment.
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Balance at January 1	$271	$249
Additions based on:
Tax positions related to current year	22	10
Tax positions related to prior years	57	17
Reductions based on:
Tax positions related to prior years	(1)	(5)
Balance at December 31	$349	$271
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $328 and $250 at December 31, 2022 and 2021, respectively. Also included in the table above, at December 31, 2022, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate. In addition to the contingent liabilities included in the table above, we filed protective state income tax refund claims of approximately $92 and $310 for 2022 and 2017, respectively. There were no equivalent protective state income tax refund claims filed in 2021, 2020, 2019 or 2018.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
For the years ended December 31, 2022, 2021 and 2020 we recognized net interest expense of $13, $9 and $7, respectively. We had accrued approximately $55 and $42 for the payment of interest at December 31, 2022 and 2021, respectively.
As of December 31, 2022, as further described below, certain tax years remain open to examination by the Internal Revenue Service (“IRS”) and various state, local and foreign authorities. As a result of these examinations and discussions with taxing agencies, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could be reduced within a range of approximately $33 to $143.
We are a member of the IRS Compliance Assurance Process (“CAP”). The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2022, the IRS examination of our 2022 and 2021 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in selling, general and administrative expense.
At December 31, 2022, we had federal net operating loss carryforwards of $160 that will expire beginning 2032 through 2042 and $109 that have an indefinite carryforward period. State net operating loss carryforwards expire beginning 2023 through 2042, with some having an indefinite carryforward period.
Income taxes receivable totaled $440 and $173 at December 31, 2022 and 2021, respectively. We recognize the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.
During 2022, 2021 and 2020, federal income taxes paid totaled $1,594, $1,299 and $1,790, respectively.
9. Property and Equipment
A summary of property and equipment at December 31, 2022 and 2021 is as follows:

	2022	2021
Computer software, purchased and internally developed	$5,604	$6,115
Computer equipment, furniture and other equipment	828	1,314
Leasehold improvements	648	641
Building and improvements	38	172
Land and improvements	1	17
Property and equipment, gross	7,119	8,259
Accumulated depreciation and amortization	(2,803)	(4,340)
Property and equipment, net	$4,316	$3,919
Depreciation expense for 2022, 2021 and 2020 was $123, $136 and $176, respectively. Amortization expense on computer software and leasehold improvements for 2022, 2021 and 2020 was $661, $532 and $462, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2022, 2021 and 2020 of $599, $485 and $412, respectively. Capitalized costs related to the internal development of software of $5,354 and $5,626 at December 31, 2022 and 2021, respectively, are reported with computer software.
Impairment of property and equipment for the years ended December 31, 2022, 2021 and 2020 was $7, $73, and $198, respectively, which is included in selling, general and administrative expenses and primarily related to our activities disclosed in Note 4, “Business Optimization Initiatives.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 20, “Segment Information”) for 2022 and 2021 is as follows:

	Commercial & Specialty Business	Government Business	CarelonRx	Other	Total
Balance as of January 1, 2021	$11,593	$8,331	$48	$1,719	$21,691
Acquisitions and adjustments	—	2,018	11	508	2,537
Balance as of December 31, 2021	11,593	10,349	59	2,227	24,228
Acquisitions and adjustments	18	128	—	9	155
Balance as of December 31, 2022	$11,611	$10,477	$59	$2,236	$24,383
Accumulated impairment as of December 31, 2022	$—	$—	$—	$—	$—
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2022, 2021 and 2020. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2022, 2021 or 2020, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2022 and 2021 are as follows:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$5,791	$(3,693)	$2,098	$5,598	$(3,236)	$2,362
Provider and hospital relationships	326	(146)	180	324	(129)	195
Other	1,010	(440)	570	610	(141)	469
Total	7,127	(4,279)	2,848	6,532	(3,506)	3,026
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,991	—	5,991	6,299	—	6,299
State Medicaid licenses	1,476	—	1,476	1,290	—	1,290
Total	7,467	—	7,467	7,589	—	7,589
Other intangible assets	$14,594	$(4,279)	$10,315	$14,121	$(3,506)	$10,615
In 2022, due to our acquisition of Integra, we recorded intangible assets and due to our new branding strategy, reclassified $308 of trademarks with indefinite lives to Intangible assets with finite lives - Other. In addition, the amortization period of certain intangible assets was shortened to align with the anticipated dates the new branding will take place.
Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized.
As of December 31, 2022, the estimated amortization expense for each of the five succeeding years is as follows: 2023, $806; 2024, $370; 2025, $311; 2026, $258; and 2027, $221.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
11. Retirement Benefits
We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.
The Elevance Health Cash Balance Plan A (formerly the Anthem Cash Balance Plan A) and the Elevance Health Cash Balance Plan B (formerly the Anthem Cash Balance Plan B) are cash balance pension plans covering certain eligible employees of the affiliated companies that participate in these plans. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continued to accrue benefits. Participants who did not receive credits and/or benefit accruals were included in the Elevance Health Cash Balance Plan A, while employees who were still receiving credits and/or benefits participated in the Elevance Health Cash Balance Plan B. Effective January 1, 2019, benefits under the Elevance Health Cash Balance Plan B were curtailed. All grandfathered participants no longer have pay credits added to their accounts but continue to earn interest on existing account balances. Participants continue to earn years of pension service for vesting purposes. Several pension plans acquired through various corporate mergers and acquisitions were merged into these plans in prior years.
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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Benefit obligation at beginning of year	$1,859	$2,009	$343	$399
Service cost	—	—	—	1
Interest cost	52	34	7	5
Plan participant contributions	—	—	17	17
Actuarial (gain) loss	(362)	(33)	(54)	(31)
Settlements	(74)	(90)	—	—
Benefits paid	(60)	(61)	(36)	(48)
Benefit obligation at end of year	$1,415	$1,859	$277	$343

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$2,216	$2,186	$371	$391
Actual return on plan assets	(352)	174	(61)	33
Employer contributions	4	7	—	—
Plan participant contributions	—	—	17	17
Settlements	(74)	(90)	—	(29)
Benefits paid	(60)	(61)	(28)	(41)
Fair value of plan assets at end of year	$1,734	$2,216	$299	$371
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Noncurrent assets	$363	$415	$22	$28
Current liabilities	(6)	(6)	—	—
Noncurrent liabilities	(38)	(52)	—	—
Net amount at December 31	$319	$357	$22	$28
 The net amounts included in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Net actuarial (loss) gain	$(672)	$(625)	$5	$36
Prior service credit	—	—	3	8
Net amount before tax at December 31	$(672)	$(625)	$8	$44
The accumulated benefit obligation for the defined benefit pension plans was $1,413 and $1,857 at December 31, 2022 and 2021, respectively.
As of December 31, 2022, certain pension plans had accumulated benefit obligations in excess of plan assets. Such plans had accumulated benefit obligation and fair value of plan assets of $44 and $0, respectively. In addition, certain plans had projected benefit obligations in excess of plan assets. Such plans had projected benefit obligation and fair value of plan assets of $44 and $0, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Discount rate	5.18%	2.70%	5.12%	2.49%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.58%	5.02%	6.57%	6.43%
Interest crediting rate	4.25%	3.82%	3.89%	1.56%

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2022	2021	2020
Pension Benefits
Interest cost	$52	$34	$47
Expected return on assets	(101)	(134)	(138)
Recognized actuarial loss	16	25	24
Settlement loss	28	26	29
Net periodic benefit credit	$(5)	$(49)	$(38)

Other Benefits
Service cost	$—	$1	$1
Interest cost	7	5	10
Expected return on assets	(26)	(26)	(25)
Amortization of prior service credit	(4)	(4)	(7)
Net periodic benefit credit	$(23)	$(24)	$(21)
During the years ended December 31, 2022, 2021 and 2020, we incurred total settlement losses of $28, $26 and $29, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2022	2021	2020
Pension Benefits
Discount rate	2.70%	2.24%	3.11%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	5.02%	6.72%	7.33%
Interest crediting rate	3.82%	3.82%	3.82%

Other Benefits
Discount rate	2.49%	1.99%	2.93%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.43%	6.60%	7.00%
Interest crediting rate	1.56%	0.87%	1.81%
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2022 measurement date was 8.00% for 2023, with a gradual decline to 4.50% by the year 2035. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2022 measurement date was 6.50% for 2023, with a gradual decline to 4.50% by the year 2035. These estimated trend rates are subject to change in the future.
Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 37% equity securities, 58% fixed maturity securities, and 5% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds and asset-backed investments issued by corporations and the U.S. government. Other types of investments include insurance contracts

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
designed specifically for employee benefit plans, a commingled fund comprised primarily of equity securities and certain partnership interests.
The partnerships hold various types of underlying assets such as real estate and investments in oil and gas companies. Generally, the partnership interests are not redeemable and are transferable only with the consent of the general partner. Unfunded commitments related to all partnership interests totaled approximately $2 and $3 at December 31, 2022 and 2021, respectively.
As of December 31, 2022, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Elevance Health common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
 The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2022, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $36, and excluding estimated claims settlements to be paid from other benefit assets of ($17), are as follows (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2022
Pension Benefit Assets:
Equity securities:
U.S. securities	$489	$—	$—	$489
Foreign securities	145	—	—	145
Mutual funds	39	—	—	39
Fixed maturity securities:
Government securities	—	247	—	247
Corporate securities	—	275	—	275
Asset-backed securities	—	185	—	185
Other types of investments:
Commingled fund	—	93	—	93
Insurance company contracts	—	—	154	154
Total pension benefit assets at fair value	$673	$800	$154	1,627
Partnership investments				71
Total pension benefit assets				$1,698

Other Benefit Assets:
Equity securities:
U.S. securities	$7	$—	$—	$7
Foreign securities	1	—	—	1
Mutual funds	17	—	—	17
Fixed maturity securities:
Government securities	—	3	—	3
Corporate securities	—	3	—	3
Asset-backed securities	—	3	—	3
Other types of investments:
Commingled fund	—	2	—	2
Life insurance contracts	—	—	270	270
Investment in DOL 103-12 trust	—	10	—	10
Total other benefit assets	$25	$21	$270	$316

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2021, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $48, and excluding estimated claims settlements to be paid from other benefit assets of ($29), are as follows:

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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2022
Beginning balance at January 1, 2022	$179	$338	$517
Actual return on plan assets relating to assets still held at the reporting date	(22)	(53)	(75)
Purchases	9	—	9
Sales	(12)	(15)	(27)
Ending balance at December 31, 2022	$154	$270	$424

Year ended December 31, 2021
Beginning balance at January 1, 2021	$189	$323	$512
Actual return on plan assets relating to assets still held at the reporting date	(6)	26	20
Purchases	5	—	5
Sales	(9)	(11)	(20)
Ending balance at December 31, 2021	$179	$338	$517

Year ended December 31, 2020
Beginning balance at January 1, 2020	$175	$294	$469
Actual return on plan assets relating to assets still held at the reporting date	7	29	36
Purchases	15	—	15
Sales	(8)	—	(8)
Ending balance at December 31, 2020	$189	$323	$512
There were no other transfers into or out of Level III during the years ended December 31, 2022, 2021 or 2020.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2022, 2021 and 2020, no material contributions were necessary to meet ERISA required funding levels. However, during each of the years ended December 31, 2022, 2021 and 2020, we made tax deductible discretionary contributions to the pension benefit plans of $4, $7, and $7, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.
Our estimated future payments for pension benefits and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2023	$125	$32
2024	120	30
2025	118	29
2026	116	28
2027	113	27
2028 - 2032	526	110

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
In addition to the defined benefit plans, we maintain the Elevance Health 401(k) Plan (formerly the Anthem 401(k) Plan), which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $275, $241 and $221 during 2022, 2021 and 2020, respectively.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, by segment (see Note 20, “Segment Information”), for the year ended December 31, 2022 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of year	$3,847	$9,157	$278	$13,282
Ceded medical claims payable, beginning of year	(13)	(8)	—	(21)
Net medical claims payable, beginning of year	3,834	9,149	278	13,261
Business combinations and purchase adjustments	3	130	—	133
Net incurred medical claims:
Current year	30,067	81,795	1,552	113,414
Prior years redundancies	(154)	(630)	(85)	(869)
Total net incurred medical claims	29,913	81,165	1,467	112,545
Net payments attributable to:
Current year medical claims	26,274	71,463	1,260	98,997
Prior years medical claims	3,362	8,052	186	11,600
Total net payments	29,636	79,515	1,446	110,597
Net medical claims payable, end of year	4,114	10,929	299	15,342
Ceded medical claims payable, end of year	5	1	—	6
Gross medical claims payable, end of year	$4,119	$10,930	$299	$15,348

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2021 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of year	$3,294	$7,646	$195	$11,135
Ceded medical claims payable, beginning of year	(13)	(33)	—	(46)
Net medical claims payable, beginning of year	3,281	7,613	195	11,089
Business combinations and purchase adjustments	—	375	45	420
Net incurred medical claims:
Current year	28,132	70,670	1,638	100,440
Prior years redundancies	(465)	(1,222)	(16)	(1,703)
Total net incurred medical claims	27,667	69,448	1,622	98,737
Net payments attributable to:
Current year medical claims	24,502	62,233	1,421	88,156
Prior years medical claims	2,612	6,054	163	8,829
Total net payments	27,114	68,287	1,584	96,985
Net medical claims payable, end of year	3,834	9,149	278	13,261
Ceded medical claims payable, end of year	13	8	—	21
Gross medical claims payable, end of year	$3,847	$9,157	$278	$13,282
A reconciliation of the beginning and ending balances for medical claims payable, by segment, for the year ended December 31, 2020 is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Gross medical claims payable, beginning of year	$3,039	$5,608	$—	$8,647
Ceded medical claims payable, beginning of year	(14)	(19)	—	(33)
Net medical claims payable, beginning of year	3,025	5,589	—	8,614
Business combinations and purchase adjustments	—	141	198	339
Net incurred medical claims:
Current year	24,894	58,912	1,288	85,094
Prior years redundancies	(375)	(262)	—	(637)
Total net incurred medical claims	24,519	58,650	1,288	84,457
Net payments attributable to:
Current year medical claims	21,736	51,602	1,291	74,629
Prior years medical claims	2,527	5,165	—	7,692
Total net payments	24,263	56,767	1,291	82,321
Net medical claims payable, end of year	3,281	7,613	195	11,089
Ceded medical claims payable, end of year	13	33	—	46
Gross medical claims payable, end of year	$3,294	$7,646	$195	$11,135
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
estimated. The prior year redundancy of $869 shown above for the year ended December 31, 2022 represents an estimate based on paid claim activity from January 1, 2022 to December 31, 2022. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $869 redundancy relates to claims incurred in calendar year 2021.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2022, 2021 and 2020, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. We had increased estimation uncertainty on our incurred but not reported liability at December 31, 2022 and December 31, 2021. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment are the primary factors that lead to the increased estimation uncertainty.

	Favorable Developments by Changes in Key Assumptions
	2022	2021	2020
Assumed trend factors	$(859)	$(1,429)	$(599)
Assumed completion factors	(10)	(274)	(38)
Total	$(869)	$(1,703)	$(637)
The favorable development recognized in 2022 resulted primarily from trend factors in late 2021 developing more favorably than originally expected as well as a smaller contribution from completion factor development.
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
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2022	2021	2020
Net incurred medical claims:
Commercial & Specialty Business	$29,913	$27,667	$24,519
Government Business	81,165	69,448	58,650
Other	1,467	1,622	1,288
Total net incurred medical claims	112,545	98,737	84,457
Quality improvement and other claims expense	3,942	3,908	3,588
Benefit expense	$116,487	$102,645	$88,045

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Incurred claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2022, 2021 and 2020 is as follows:

Commercial & Specialty Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2020	2021
Claim Years	(Unaudited)	(Unaudited)	2022
2020 & Prior	$27,545	$27,080	$27,101
2021		28,132	27,957
2022			30,070
Total			$85,128
Paid claims development, net of reinsurance, for the Commercial & Specialty Business for the years ended December 31, 2022, 2021 and 2020 is as follows:

Commercial & Specialty Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2020	2021
Claim Years	(Unaudited)	(Unaudited)	2022
2020 & Prior	$24,263	$26,876	$27,049
2021		24,502	27,691
2022			26,274
Total			$81,014
At December 31, 2022, the total of incurred but not reported liabilities plus expected development on reported claims for the Commercial & Specialty Business was $52, $266 and $3,796 for the claim years 2020 and prior, 2021 and 2022, respectively.
At December 31, 2022, the cumulative number of reported claims for the Commercial & Specialty Business was 80, 87 and 81 for the claim years 2020 and prior, 2021 and 2022, respectively.
Incurred claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2022, 2021 and 2020 is as follows:

Government Business	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2020	2021
Claim Years	(Unaudited)	(Unaudited)	2022
2020 & Prior	$64,379	$63,158	$63,123
2021		71,045	70,450
2022			81,925
Total			$215,498

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Paid claims development, net of reinsurance, for the Government Business as of and for the years ended December 31, 2022, 2021 and 2020 is as follows:

Government Business	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2020	2021
Claim Years	(Unaudited)	(Unaudited)	2022
2020 & Prior	$56,767	$62,821	$62,981
2021		62,233	70,125
2022			71,463
Total			$204,569
At December 31, 2022, the total of incurred but not reported liabilities plus expected development on reported claims for the Government Business was $142, $325 and $10,462 for the claim years 2020 and prior, 2021 and 2022, respectively.
At December 31, 2022, the cumulative number of reported claims for the Government Business was 251, 325 and 298 for the claim years 2020 and prior, 2021 and 2022, respectively.
Incurred claims development, net of reinsurance, for Other as of and for the years ended December 31, 2022, 2021 and 2020 is as follows:

Other	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2020	2021
Claim Years	(Unaudited)	(Unaudited)	2022
2020 & Prior	$1,486	$1,470	$1,459
2021		1,683	1,609
2022			1,552
Total			$4,620
Paid claims development, net of reinsurance, for Other as of and for the years ended December 31, 2022, 2021 and 2020 is as follows:

Other	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2020	2021
Claim Years	(Unaudited)	(Unaudited)	2022
2020 & Prior	$1,292	$1,454	$1,458
2021		1,421	1,603
2022			1,260
Total			$4,321
At December 31, 2022, the total of incurred but not reported liabilities plus expected development on reported claims for Other was $1, $6 and $292 for the claim years 2020 and prior, 2021 and 2022, respectively.
At December 31, 2022, the cumulative number of reported claims for Other was 29, 28, and 25 for the claim years 2020 and prior, 2021 and 2022, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2020 and 2021 for our Commercial & Specialty Business, Government Business and Other is unaudited and presented as supplementary information.
The cumulative number of reported claims for each claim year for our Commercial & Specialty Business, Government Business and Other have been developed using historical data captured by our claim payment systems. The provided claim

Elevance Health, Inc.
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
The reconciliation of the Commercial & Specialty Business, Government Business and Other incurred and paid claims development information for the three years ended December 31, 2022, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of December 31, 2022, is as follows:

	Commercial & Specialty Business	Government Business	Other	Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$85,128	$215,498	$4,620	$305,246
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	81,014	204,569	4,321	289,904
Net medical claims payable, end of year	4,114	10,929	299	15,342
Ceded medical claims payable, end of year	5	1	—	6
Insurance lines other than short duration	—	248	—	248
Gross medical claims payable, end of year	$4,119	$11,178	$299	$15,596
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2022 and 2021, $265 and $275, respectively, were outstanding under our short-term FHLB borrowings. Outstanding short-term FHLB borrowings at December 31, 2022 had fixed interest rates of 4.240%.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. The interest rate on each line of credit is based on the LIBOR rate plus a predetermined rate. Our ability to borrow under the lines of credit is subject to compliance with certain covenants. At each of December 31, 2022 and 2021, $0 was outstanding under our Subsidiary Credit Facilities.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term Debt
The carrying value of our long-term debt at December 31, 2022 and 2021 consists of the following:

	2022	2021
Senior unsecured notes:
2.950%, due 2022	$—	$749
3.125%, due 2022	—	850
3.300%, due 2023	1,000	1,014
0.450%, due 2023	500	499
3.350%, due 2024	849	848
3.500%, due 2024	798	797
2.375%, due 2025	1,252	1,253
5.350%, due 2025	398	—
1.500%, due 2026	746	745
3.650%, due 2027	1,592	1,592
4.101%, due 2028	1,234	1,251
2.875%, due 2029	820	820
2.250%, due 2030	1,071	1,089
2.550%, due 2031	968	992
4.100%, due 2032	595	—
5.500%, due 2032	644	—
5.950%, due 2034	334	334
5.850%, due 2036	396	396
6.375%, due 2037	364	364
5.800%, due 2040	114	114
4.625%, due 2042	859	859
4.650%, due 2043	974	974
4.650%, due 2044	767	767
5.100%, due 2044	548	548
4.375%, due 2047	1,388	1,387
4.550%, due 2048	840	839
3.700%, due 2049	812	812
3.125%, due 2050	988	987
3.600%, due 2051	1,233	1,232
4.550%, due 2052	689	—
6.100%, due 2052	741	—
4.850%, due 2054	247	247
Surplus note:
9.000%, due 2027	25	25
Senior convertible debentures:
2.750%, due 2042	63	72
Variable rate debt:
Commercial paper program	—	300
Total long-term debt	23,849	22,756
Current portion of long-term debt	(1,500)	(1,599)
Long-term debt, less current portion	$22,349	$21,157

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
All debt is a direct obligation of Elevance Health, Inc., except for the surplus note, the FHLB borrowings and the Subsidiary Credit Facilities.
We generally issue senior unsecured notes (“Notes”) for long-term borrowing purposes. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating.
On February 8, 2023, we issued $500 aggregate principal amount of 4.900% Notes due 2026 (the “2026 Notes”), $1,000 aggregate principal amount of 4.750% Notes due 2033 (the “2033 Notes”), and $1,100 aggregate principal amount of 5.125% Notes due 2053 (the “2053 Notes”) under our shelf registration statement. Interest on the 2026 Notes is payable semi-annually in arrears on February 8 and August 8 of each year, commencing August 8, 2023. Interest on the 2033 Notes and 2053 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2023. We intend to use the proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
On December 1, 2022, we repaid, at maturity, the $750 outstanding balance of our 2.950% senior unsecured notes.
On November 4, 2022, we issued $400 aggregate principal amount of 5.350% Notes due 2025, $650 aggregate principal amount of 5.500% Notes due 2032 and $750 aggregate principal amount of 6.100% Notes due 2052 under our shelf registration statement. Interest on these notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2023. We used the net proceeds for working capital and general corporate purposes, such as the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
On May 16, 2022, we repaid, at maturity, the $850 outstanding balance of our 3.125% senior unsecured notes.
On April 29, 2022, we issued $600 aggregate principal amount of 4.100% Notes due 2032 and $700 aggregate principal amount of 4.550% Notes due 2052 under our shelf registration statement. Interest on these notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2022. We used the net proceeds for working capital and general corporate purposes, such as the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
On May 15, 2021, we redeemed the $700 outstanding principal balance of our 3.700% Notes due August 15, 2021 at a redemption price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.
On March 17, 2021, we issued $500 aggregate principal amount of 0.450% Notes due 2023, $750 aggregate principal amount of 1.500% Notes due 2026, $1,000 aggregate principal amount of 2.550% Notes due 2031 and $1,250 aggregate principal amount of 3.600% Notes due 2051 under our shelf registration statement. Interest on these notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2021. We used the net proceeds for working capital and general corporate purposes, such as the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
On May 5, 2020, we issued $400 aggregate principal amount of additional senior notes pursuant to a reopening of our existing 2.375% Notes due 2025 (the “2025 Notes”), $1,100 aggregate principal amount of 2.250% Notes due 2030 (the “2030 Notes”), and $1,000 aggregate principal amount of 3.125% Notes due 2050 (the “2050 Notes”) under our shelf registration statement. The 2025 Notes constitute an additional issuance of our 2.375% notes due 2025, of which $850 aggregate principal amount was issued on September 9, 2019. Interest on the 2025 Notes is deemed to have accrued from January 15, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020. Interest on the 2030 Notes and 2050 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The proceeds were used for working capital and general corporate purposes, such as the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On April 18, 2022, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from June 2024 to April 2027 and increase the amount of credit available under the 5-Year Facility from $2,500 to $4,000. Also on April 18, 2022, concurrently with the amendment and restatement of the 5-Year Facility, we terminated our 364-day senior revolving credit facility that provided for credit in the amount of $1,000, which was scheduled to mature in June 2022 (the “2021 364-Day Facility”). In June 2021, we terminated our 364-day senior revolving credit facility (the “prior 364-Day Facility”), which was scheduled to mature in June 2021, and entered into the 2021 364-Day Facility with a group of lenders for general corporate purposes. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of December 31, 2022, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.9%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2022, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility, the 2021 364-Day Facility or the prior 364-Day Facility at any time during the years ended December 31, 2022 or 2021.

We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. In July 2022, we increased the amount available under the commercial paper program from $3,500 to $4,000. At December 31, 2022, we had $0 outstanding under our commercial paper program. At December 31, 2021, we had $300 outstanding under our commercial paper program with a weighted-average interest rate of 0.150%. Commercial paper borrowings have been classified as long-term debt at December 31, 2022 and 2021, as our general practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year, and we have the ability to redeem our commercial paper with borrowings under the credit facilities described above.
Convertible Debentures
On October 9, 2012, we issued $1,500 of senior convertible debentures (the “Debentures”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Debentures are governed by an indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. The Debentures also have a contingent interest feature that requires us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022. As of October 15, 2022, one of these events had occurred and contingent interest began accruing on the Debentures at a rate of 0.50% of the average trading price of a Debenture for the ten consecutive trading days ended October 14, 2022. Contingent interest will be payable on April 15, 2023, to holders of the Debentures as of the April 1, 2023 record date.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Holders may convert their Debentures at their option prior to the close of business on the business day immediately preceding April 15, 2042, only under the following circumstances: (1) during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 (whole dollars) principal amount of Debentures for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call any or all of the Debentures for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the Indenture. On and after April 15, 2042 and until the close of business on the third scheduled trading day immediately preceding the Debentures’ maturity date of October 15, 2042, holders may convert their Debentures into common stock at any time irrespective of the preceding circumstances. The Debentures are redeemable at our option at any time on or after October 20, 2022, upon the occurrence of certain events, as defined in the Indenture.
On February 13, 2023, we delivered notice to redeem all of the outstanding Debentures. The Debentures will be redeemed on March 15, 2023 at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to, but excluding, the date of redemption.
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
During the year ended December 31, 2022, $41 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversion with cash for total payments of $299. During the year ended December 31, 2021, $54 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $302. We recognized a loss on the extinguishment of debt related to the Debentures of $6, based on the fair values of the debt on the conversion settlement dates. During the year ended December 31, 2020, $56 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments of $222. We recognized a loss on the extinguishment of debt related to the Debentures of $6, based on the fair values of the debt on the conversion settlement dates.
As of December 31, 2022, our common stock was last traded at a price of $512.97 per share. If the remaining Debentures had been converted or matured at December 31, 2022, we would have been obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $402. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
We accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options at the time of issue. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, was bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets.We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease of our deferred tax liabilities of $8 and a corresponding cumulative-effect reduction to our opening retained earnings of $23, eliminating the bifurcation of the embedded conversion option.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The following table summarizes, at December 31, 2022, the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$63
Net debt carrying amount	$63
Conversion rate (shares of common stock per $1,000 of principal amount)	14.3238
Effective conversion price (per $1,000 of principal amount)	$69.8139
During the years ended December 31, 2022, 2021 and 2020, we recognized $2, $4 and $6, respectively, of interest expense related to the Debentures, of which $2, $3 and $5, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $0, $1 and $1, respectively, represented interest expense resulting from amortization of the debt discount.
Interest paid on our total outstanding debt during 2022, 2021 and 2020 was $878, $822, and $794, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2022 and 2021.
Future maturities of all long-term debt outstanding at December 31, 2022 are as follows: 2023, $1,500; 2024, $1,647; 2025, $1,650; 2026, $746; 2027, $1,592 and thereafter, $16,714.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at December 31, 2022. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. A small number of subscribers submitted valid opt-outs by the July 2021 opt-out deadline. A fairness hearing was held in October 2021 and the Court took the request for final approval under advisement. In February 2022, the Court ordered the issuance of a supplemental notice to self-funded account class members. The notice process was completed in March 2022.
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). The Court amended its Final Approval Order in September 2022, further clarifying the injunctive relief that may be available to subscribers who submitted valid opt-outs. In September 2022, an objector filed a motion to amend the Final Approval Order, which the Court denied. In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which was previously accrued in 2020.
Four notices of appeal of the Final Approval Order were filed by the September 2022 appeal deadline. Those appeals are proceeding in the United States Court of Appeals for the Eleventh Circuit. In the event that all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determines the standard of review applicable to the providers’ claims. In May 2021, the defendants and provider plaintiffs filed renewed standard of review motions. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants, and (ii) granting the provider plaintiffs’ motion for partial summary judgment, holding that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the providers’ group boycott claims are subject to the rule of reason. In November 2022, the Court issued an order requiring the parties to submit supplemental briefs on certain questions related to providers’ renewed motion for class certification. We intend to continue to vigorously defend the provider litigation, which we believe is without merit; however, its ultimate outcome cannot be presently determined.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Blue Cross of California Taxation Litigation
In July 2013, our California affiliate Blue Cross of California (doing business as Anthem Blue Cross) (“BCC”) was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court (the “Superior Court”) captioned Michael D. Myers v. State Board of Equalization, et al. This action was brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that BCC, a licensed Health Care Service Plan, is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. At the time, under California law, “insurers” were required to pay a gross premiums tax (“GPT”) calculated as 2.35% on gross premiums. As a licensed Health Care Service Plan, BCC has paid the California Corporate Franchise Tax (“CFT”), the tax paid by California businesses generally. Plaintiff contends that BCC must pay the GPT rather than the CFT and seeks a writ of mandate directing the taxing agencies to collect the GPT and an order requiring BCC to pay GPT back taxes, interest, and penalties for the eight-year period prior to the filing of the complaint.
Because the GPT is constitutionally imposed in lieu of certain other taxes, BCC has filed protective tax refund claims with the City of Los Angeles, the California Department of Health Care Services and the Franchise Tax Board to protect its rights to recover certain taxes previously paid should BCC eventually be determined to be subject to the GPT for the tax periods at issue in the litigation.
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. In November 2021, the plaintiff appealed the summary judgment order. BCC’s responding brief was filed in March 2022 and Plaintiff’s reply was filed in May 2022. We estimate that the appeal will be heard in March 2023. We intend to vigorously defend the appeal of this lawsuit.
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
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI PBM Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI PBM Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI PBM Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Annual Report on Form 10-K are (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI PBM Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which we opposed in July 2022. We intend to appeal the earlier summary judgment decision at the appropriate time, vigorously pursue our claims and defend against counterclaims, which we believe are without merit; however, the ultimate outcome of this litigation cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. (f/k/a Anthem, Inc.) in the U.S. District Court for the Southern District of New York (the “New York District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint. In an opinion and order issued October 3, 2022, the New York District Court denied our motions, and the case will now proceed in that court. In November 2022, we filed an answer. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation has focused on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal and Civil Divisions of the DOJ. We are cooperating with the ongoing investigations of the Criminal and Civil Divisions of the DOJ related to these risk adjustment practices, and have entered into a tolling agreement with the Civil Division of the DOJ related to its investigation. We are analyzing the scope of potential data corrections to be submitted to CMS and have begun to submit data corrections to CMS. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. While certain elements of the escrow claims were resolved in the fourth quarters of 2021 and 2022, litigation in the Delaware Court of Chancery related to the remaining indemnity claims for escrowed funds remains ongoing.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The new agreement supersedes certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at December 31, 2022 is approximately $761. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
In the second quarter of 2019, we began using our pharmacy benefits manager CarelonRx, formerly known as IngenioRx, to market and offer PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. The comprehensive PBM services portfolio includes, but is not limited to, formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities. CarelonRx delegates certain PBM administrative functions, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement, which is set to terminate on December 31, 2024. With CarelonRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2022, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
15. Capital Stock
Stock Incentive Plans
Our Board of Directors has adopted the 2017 Elevance Health Incentive Compensation Plan, formerly known as the 2017 Anthem Incentive Compensation Plan (“2017 Incentive Plan”), which has been approved by our shareholders. The term of the 2017 Incentive Plan is such that no awards may be granted on or after May 18, 2027. The 2017 Incentive Plan gives authority to the Compensation Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance units. The 2017 Incentive Plan limits the number of available shares for issuance to 37.5 shares, subject to adjustment as set forth in the 2017 Incentive Plan.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three year installments. Performance units issued in 2022 will vest in 2025, based on certain revenue and earnings targets over the three year period of 2022 to 2024. Performance units issued in 2021 will vest in 2024, based on certain revenue and earnings targets over the three year period of 2021 to 2023. Performance units issued in 2020 will vest in 2023, based on certain revenue and earnings targets over the three year period of 2020 to 2022.
For the years ended December 31, 2022, 2021 and 2020, we recognized share-based compensation expense of $264, $255 and $283, respectively, as well as related tax benefits of $66, $65 and $74, respectively.
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2.9	$255.50
Granted	0.5	452.67
Exercised	(0.5)	242.79
Forfeited or expired	(0.1)	339.20
Outstanding at December 31, 2022	2.8	293.28	6.35	$622
Exercisable at December 31, 2022	1.6	239.89	5.14	$448
The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 amounted to $120, $121 and $147, respectively. We recognized tax benefits of $31, $32 and $40 during the years ended December 31, 2022, 2021 and 2020, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2022, 2021 and 2020, we received cash of $120, $148 and $129, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2022, 2021 and 2020 was $261, $287 and $335, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the year ended December 31, 2022 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1.3	$299.65
Granted	0.6	453.70
Vested	(0.6)	301.89
Forfeited	(0.1)	347.73
Nonvested at December 31, 2022	1.2	357.21
During the year ended December 31, 2022, we granted approximately 0.2 restricted stock units that are contingent upon us achieving certain revenue and earnings targets over the three year period of 2022 to 2024. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2024, based on results in the three year period.
As of December 31, 2022, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units and performance units, amounted to $35 and $176, respectively, which will be amortized over the weighted-average remaining requisite service periods of 9 months and 12 months, respectively.
As of December 31, 2022, there were approximately 14.0 shares of common stock available for future grants under the 2017 Incentive Plan.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
 Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatility of publicly traded options on our stock and historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on our estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes. We utilize the multiple-grant approach for recognizing compensation expense associated with each separately vesting portion of the share-based award.
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.97%	1.44%	1.30%
Volatility factor	29.00%	30.00%	26.00%
Dividend yield (annual)	1.10%	1.50%	1.40%
Weighted-average expected life (years)	5.10	5.50	4.30
The following weighted-average fair values were determined for the years ending December 31, 2022, 2021 and 2020:

	2022	2021	2020
Options granted during the year	$116.92	$79.91	$54.05
Restricted stock awards granted during the year	453.70	317.70	272.37
The binomial lattice option-pricing model requires the input of subjective assumptions including the expected stock price volatility. Because our stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, existing models do not necessarily provide a reliable single measure of the fair value of our stock option grants.
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Elevance Health. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount was recognized as compensation expense for the year ended December 31, 2022, based on GAAP guidance. During the years ended December 31, 2022, 2021 and 2020, we issued 0.1, 0.1 and 0.2 shares, respectively, under the Stock Purchase Plan, and we received cash of $62, $55 and $47, respectively, for such shares. As of December 31, 2022, 4.3 shares were available for issuance under the Stock Purchase Plan.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of the cash dividend activity for the years ended December 31, 2022 and 2021 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
April 19, 2022	June 10, 2022	June 24, 2022	1.28	309
July 19, 2022	September 9, 2022	September 23, 2022	1.28	306
October 18, 2022	December 5, 2022	December 21, 2022	1.28	305

Year ended December 31, 2021
January 26, 2021	March 10, 2021	March 25, 2021	$1.13	$277
April 20, 2021	June 10, 2021	June 25, 2021	1.13	278
July 20, 2021	September 10, 2021	September 24, 2021	1.13	276
October 19, 2021	December 3, 2021	December 21, 2021	1.13	273
On January 24, 2023, our Audit Committee declared a quarterly cash dividend to shareholders of $1.48 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 24, 2023 to the shareholders of record as of March 10, 2023.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 26, 2021, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. On January 24, 2023, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time. We intend to utilize this authorization over a multi-year period, subject to market and industry conditions. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are affected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31
	2022	2021
Shares repurchased	4.8	5.1
Average price per share	$478.99	$371.46
Aggregate cost	$2,316	$1,900
Authorization remaining at end of year	$1,876	$4,192
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 13, “Debt.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
16. Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Net unrealized investment gains:
Beginning of year balance	$492	$949	$521
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $926, $121, and $(160), respectively	(2,614)	(357)	478
Amounts reclassified from accumulated other comprehensive income, net of tax benefit (expense) of $(94), $27, and $(13), respectively	354	(100)	(50)
Other comprehensive (loss) income	(2,260)	(457)	428
End of year balance	(1,768)	492	949

Non-credit components of impairments on investments:
Beginning of year balance	—	(2)	(2)
Other comprehensive income, net of tax (expense) benefit of $0, $(1),and $0, respectively	(3)	2	—
End of year balance	(3)	—	(2)

Net cash flow hedges:
Beginning of year balance	(239)	(250)	(262)
Other comprehensive income, net of tax expense of $(6), $(3), and $(3), respectively	10	11	12
End of year balance	(229)	(239)	(250)

Pension and other postretirement benefits:
Beginning of year balance	(429)	(552)	(551)
Other comprehensive income (loss), net of tax expense of $(23), $(36), and $(2), respectively	(70)	123	(1)
End of year balance	(499)	(429)	(552)

Foreign currency translation adjustments:
Beginning of year balance	(4)	5	(2)
Other comprehensive (loss) income, net of tax benefit (expense) of $6, $2, and $(2)	(13)	(9)	7
End of year balance	(17)	(4)	5

Total:
Total beginning of year accumulated other comprehensive (loss) income	(178)	150	(296)
Total other comprehensive (loss) income, net of tax benefit (expense) of $809, $110, and $(154), respectively	(2,336)	(330)	446
Total other comprehensive loss attributable to noncontrolling interests, net of tax (expense) benefit of $(3), $1, and $0, respectively	11	2	—
Total end of year accumulated other comprehensive (loss) income	$(2,503)	$(178)	$150

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
17. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.
A summary of direct, assumed and ceded premiums earned for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Direct	$128,867	$113,149	$100,832
Assumed	4,426	4,298	3,356
Ceded	(64)	(74)	(79)
Net premiums	$133,229	$117,373	$104,109
Percentage—assumed to net premiums	3.3%	3.7%	3.2%
The difference between written premiums and earned premiums is immaterial in each of the years presented above.
A summary of net premiums earned by segment (see Note 20, “Segment Information”) for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Reportable segments:
Commercial & Specialty Business	$35,633	$33,209	$31,471
Government Business	96,323	82,520	71,188
Other	1,273	1,644	1,450
Net premiums	$133,229	$117,373	$104,109
The effect of reinsurance on benefit expense for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Direct	$112,809	$99,007	$85,168
Assumed	3,730	3,719	2,967
Ceded	(52)	(81)	(90)
Net benefit expense	$116,487	$102,645	$88,045
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2022	December 31, 2021
Operating Leases
ROU assets	Other noncurrent assets	$604	$628
Lease liabilities, current	Other current liabilities	181	133
Lease liabilities, noncurrent	Other noncurrent liabilities	751	864

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

	Years Ended December 31
	2022	2021	2020
Lease Expense
Operating lease expense	$143	$261	$438
Short-term and variable lease expense	35	45	50
Sublease income	(3)	(4)	(9)
Total lease expense	$175	$302	$479
Our activities as disclosed in Note 4, “Business Optimization Initiatives,” include reducing our office space footprint. As a result, we performed an interim impairment test during the years ended December 31, 2022, 2021 and 2020, and recorded impairment charges of $34, $136 and $258, respectively, for impairment and abandonment of ROU assets which are included in the operating lease expense shown above.

	Years Ended December 31
	2022	2021
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$204	$198
ROU assets obtained in exchange for new lease liabilities, operating leases	$113	$334
Weighted average remaining lease term in years, operating leases	7	7
Weighted average discount rate, operating leases	2.98%	2.69%
At December 31, 2022, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2023	$206
2024	179
2025	145
2026	111
2027	77
Thereafter	310
Total future minimum payments	1,028
Less imputed interest	(96)
Total lease liabilities	$932
19. Earnings per Share
The denominator for basic and diluted earnings per share at December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Denominator for basic earnings per share—weighted-average shares	240.0	243.8	250.8
Effect of dilutive securities—employee stock options, non-vested restricted stock awards, convertible debentures and equity units	2.8	3.0	3.5
Denominator for diluted earnings per share	242.8	246.8	254.3
During the years ended December 31, 2022, 2021 and 2020, weighted-average shares related to certain stock options of 0.4, 0.2 and 1.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2022, 2021 and 2020, we issued approximately 0.2, 0.3 and 0.3 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted earnings per share and are included only if and when the contingency is met. The 2022 contingent restricted stock units are being measured over the three year period of 2022 through 2024, the 2021 contingent restricted stock units are being measured over the three year period of 2021 through 2023 and the 2020 contingent restricted stock units are being measured over the three year period of 2020 through 2022. Contingent restricted stock units generally vest in March of the year following each measurement period.
20. Segment Information
Through December 31, 2022, we managed and presented our operations through four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx (formerly known as IngenioRx) and Other.
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
Our CarelonRx segment includes our PBM business. CarelonRx markets and offers PBM services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx has a comprehensive PBM services portfolio, which includes services such as formulary management, pharmacy networks, prescription drug database, member services and mail order capabilities.
Our Other segment includes our Diversified Business Group, now known as Carelon Services, which is our health services business focused on lowering the cost and improving the quality of healthcare by enabling and creating new care delivery and payment models, with a special emphasis on serving those with complex and chronic conditions. This segment also includes certain eliminations and corporate expenses not allocated to our other reportable segments.
As discussed in Note 1 “Organization”, we will be organizing our brand portfolio into three core go-to-market brands over the next several years. As we continue our journey to evolve our business from a traditional health insurance company into a lifetime, trusted health partner, we are evaluating and making changes to how we manage our business. This included a review of the products in each of our operating segments, which resulted in restructurings between some of our operating segments. Therefore, our reportable segment presentation in 2023 and its composition will reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources on January 1, 2023. As a result of these changes, beginning with our Quarterly Report on Form 10-Q for the first quarter of 2023, we will report our results in the following four reportable segments: (i) Health Benefits, which will combine our existing Commercial & Specialty Business and Government Business segments; (ii) our existing CarelonRx segment; (iii) Carelon Services (our former Diversified Business Group), which will be carved out from our existing Other segment; and (iv) Corporate and Other, which will include businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments. We expect to reclassify previously reported information to conform to the new presentation.
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
Affiliated revenues represent revenues or costs for services provided to our subsidiaries by CarelonRx and Carelon Services, as well as certain back-office services provided by our international businesses, and are recorded at cost or management’s estimate of fair market value. These affiliated revenues are eliminated in consolidation. For segment reporting, we present all capitation risk arrangements on a gross basis; therefore, eliminations also include adjustments for capitated risk arrangements that are recognized on a net basis under GAAP.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Through our participation in various federal government programs, we generated approximately 28% of our total consolidated revenues from agencies of the U.S. government for each of the years ended December 31, 2022, 2021, and 2020. The majority of these revenues are contained in our Government Business segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that all capitation risk arrangements are reported on a gross basis with an adjustment included in eliminations for capitated risk arrangements that are presented on a net basis under GAAP. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate net investment income, net gains (losses) on financial instruments, interest expense, amortization expense, gain or loss on extinguishment of debt, income taxes and assets and liabilities on a consolidated basis, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Financial data by reportable segment for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Commercial & Specialty Business	Government Business	CarelonRx	Other	Eliminations	Total
Year ended December 31, 2022
Operating revenue - unaffiliated	$41,674	$96,810	14,974	$2,202	$—	$155,660
Operating revenue - affiliated	—	—	13,552	11,092	(24,644)	—
Operating gain	2,933	3,297	1,868	354	—	8,452
Depreciation and amortization of property and equipment	—	—	—	784	—	784
Year ended December 31, 2021
Operating revenue - unaffiliated	$38,809	$82,919	12,655	$2,560	$—	$136,943
Operating revenue - affiliated	—	—	12,776	7,690	(20,466)	—
Operating gain (loss)	2,753	3,061	1,684	(9)	—	7,489
Depreciation and amortization of property and equipment	—	—	—	668	—	668
Year ended December 31, 2020
Operating revenue - unaffiliated	$36,699	$71,572	10,384	$2,153	$—	$120,808
Operating revenue - affiliated	—	—	11,527	3,904	(15,431)	—
Operating gain (loss)	2,681	2,444	1,361	(126)	—	6,360
Depreciation and amortization of property and equipment	—	—	—	638	—	638

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
 The major product revenues for each of the reportable segments for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Commercial & Specialty Business
Managed care products	$33,927	$31,564	$29,815
Managed care services	6,152	5,711	5,296
Dental/Vision products and services	1,434	1,363	1,231
Other	161	171	357
Total Commercial & Specialty Business	41,674	38,809	36,699
Government Business
Managed care products	96,322	82,519	71,188
Managed care services	488	400	384
Total Government Business	96,810	82,919	71,572
CarelonRx
Pharmacy products and services	28,526	25,431	21,911
Other
Integrated health services	12,274	9,645	5,787
Other	1,020	605	270
Total Other Business	13,294	10,250	6,057
Eliminations
Eliminations	(24,644)	(20,466)	(15,431)
Total product revenues	$155,660	$136,943	$120,808
The classification between managed care products and managed care services in the above table primarily distinguishes between the levels of risk assumed. Managed care products represent insurance products where we bear the insurance risk, whereas managed care services represent fee-based product offerings where we provide claims adjudication and other administrative services to the customer, but the customer principally bears the insurance risk.
Asset, liability and equity details by reportable segment have not been disclosed, as we do not internally report such information.
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Reportable segments’ operating revenues	$155,660	$136,943	$120,808
Net investment income	1,485	1,378	877
Net (losses) gains on financial instruments	(550)	318	182
Total revenues	$156,595	$138,639	$121,867

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Income before income tax expense	$7,769	$7,925	$6,238
Net investment income	(1,485)	(1,378)	(877)
Net losses (gains) on financial instruments	550	(318)	(182)
Interest expense	851	798	784
Amortization of other intangible assets	767	441	361
Loss on extinguishment of debt	—	21	36
Reportable segments’ operating gain	$8,452	$7,489	$6,360
21. Related Party Transactions
We have an equity investment in APC Passe, LLC, which offers Medicaid products in Arkansas. During the years ended December 31, 2022, 2021 and 2020, in the normal course of business, we assumed premiums of $501, $462 and $446, respectively, from APC Passe, LLC, which is included in our total assumed premiums (see Note 17, “Reinsurance”).
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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2022 and 2021, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator.
The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $7,900 and $6,962 as of December 31, 2022 and 2021, respectively. The tangible net equity required for the DMHC regulated entities was approximately $710 and $690 as of December 31, 2022 and 2021, respectively. Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $19,048 and $16,178 at December 31, 2022 and 2021, respectively. GAAP equity of the DMHC regulated entities was $3,795 and $3,886 at December 31, 2022 and 2021, respectively.
Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the DMHC. During 2022, our insurance and HMO

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
subsidiaries paid aggregate cash dividends of $3,097 to the parent company, including cash dividends which required prior approval from regulatory authorities. We currently estimate that approximately $3,500 of dividends will be paid to the parent company in 2023.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of Elevance Health, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting (“Internal Control”), as such term is defined in the Exchange Act. The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2022. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2022, and has also issued an audit report dated February 15, 2023, on the effectiveness of the Company’s Internal Control as of December 31, 2022, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ JOHN E. GALLINA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Elevance Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Elevance Health, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elevance Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Elevance Health, Inc. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 15, 2023 expressed an unqualified opinion thereon.
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
February 15, 2023

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers is included in Part I, Item 1, “Business - Information about our Executive Officers.” The information required by this Item concerning our Directors and nominees for Director, information about our Audit Committee members and financial expert(s), disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation and Talent Committee Report and the CEO pay ratio are incorporated herein by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under our equity compensation plans as of December 31, 2022 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2022	4,621,939	$293.28	18,352,576

1We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.
2Includes shares that may be issued under the Elevance Health Incentive Compensation Plan (formerly the Anthem Incentive Compensation Plan) and the 2017 Elevance Health Incentive Compensation Plan pursuant to the following outstanding awards: 2,831,989 stock options, 526,536 unvested restricted stock units, and 1,263,414 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).
3Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.
4Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”. Includes 14,026,920 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the 2017 Elevance Health Incentive Compensation Plan at December 31, 2022. Includes 4,325,656 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2022.

 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and Director independence is incorporated herein by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

	(c)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(d)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(e)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

Exhibit Number	Exhibit

	(f)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

	(g)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(h)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(i)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(j)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

	(a)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(d)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(e)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(f)	Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(g)	Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(h)	Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(i)	Form of 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(j)	Form of 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(k)	Form of 0.450% Notes due 2023, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(l)	Form of 1.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

Exhibit Number		Exhibit

		(m)	Form of 2.550% Notes due 2031, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

		(n)	Form of 3.600% Notes due 2051, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

		(o)	Form of 4.100% Notes due 2032, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

		(p)	Form of 4.550% Notes due 2052, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

		(q)	Form of 5.350% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(r)	Form of 5.500% Notes due 2032, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(s)	Form of 6.100% Notes due 2052, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(t)	Form of 4.900% Notes due 2026, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(u)	Form of 4.750% Notes due 2033, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(v)	Form of 5.125% Notes due 2053, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

4.6		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

4.7		Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	*	Elevance Health Incentive Compensation Plan, as amended and restated effective June 28, 2022.

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
2017 Elevance Health Incentive Compensation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

(l)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(m)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(n)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.3	*
Elevance Health Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.4	*
Elevance Health Executive Agreement Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.5	*
Elevance Health Executive Salary Continuation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.6	*
Elevance Health Directed Executive Compensation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Exhibit Number		Exhibit

10.7	*
Elevance Health Board of Directors Compensation Program, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.8	*
Elevance Health Board of Directors’ Deferred Compensation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

10.11		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through June 16, 2022.

10.12		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through June 16, 2022.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Elevance Health, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.

(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant

Elevance Health, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$942	$630
Fixed maturity securities (amortized cost of $175 and $512; allowance for credit losses of $0 and $1)	163	515
Equity securities	104	49
Other receivables	55	40
Net due from subsidiaries	—	446
Other current assets	721	655
Total current assets	1,985	2,335
Other invested assets	783	808
Property and equipment, net	187	207
Deferred tax assets, net	313	77
Investments in subsidiaries	59,042	56,375
Other noncurrent assets	240	265
Total assets	$62,550	$60,067
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$894	$559
Net due to subsidiaries	789	—
Current portion of long-term debt	1,500	1,599
Other current liabilities	361	344
Total current liabilities	3,544	2,502
Long-term debt, less current portion	22,324	21,132
Other noncurrent liabilities	375	373
Total liabilities	26,243	24,007
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 237,958,067 and 241,770,746	2	2
Additional paid-in capital	9,084	9,148
Retained earnings	29,724	27,088
Accumulated other comprehensive (loss) income	(2,503)	(178)
Total shareholders’ equity	36,307	36,060
Total liabilities and shareholders’ equity	$62,550	$60,067

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2022	2021	2020
Revenues
Net investment income	$4	$6	$65
Net gains on financial instruments	2	6	28
Administrative fees and other revenue	7	24	22
Total revenues	13	36	115
Expenses
General and administrative expense	188	119	169
Interest expense	845	794	779
Loss on extinguishment of debt	—	21	36
Total expenses	1,033	934	984
Loss before income tax credits and equity in net income of subsidiaries	(1,020)	(898)	(869)
Income tax credits	(461)	(244)	(386)
Equity in net income of subsidiaries	6,584	6,758	5,055
Shareholders’ net income	$6,025	$6,104	$4,572

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2022	2021	2020
Shareholders' net income	$6,025	$6,104	$4,572
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(2,249)	(455)	428
Change in non-credit component of impairment losses on investments	(3)	2	—
Change in net unrealized gains/losses on cash flow hedges	10	11	12
Change in net periodic pension and postretirement costs	(70)	123	(1)
Foreign currency translation adjustments	(13)	(9)	7
Other comprehensive (loss) income	(2,325)	(328)	446
Total shareholders’ comprehensive income	$3,700	$5,776	$5,018

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2022	2021	2020
Net cash provided by operating activities	$1,447	$2,038	$4,810
Investing activities
Purchases of investments	(367)	(2,059)	(2,729)
Proceeds from sales, maturities, calls and redemptions of investments	618	2,449	2,593
Repayment (issuance) of note to subsidiary	1,500	(1,500)	—
Capitalization of subsidiaries	(411)	(807)	(2,460)
Changes in securities lending collateral	36	173	(234)
Purchases of property and equipment, net of sales	(47)	(77)	(107)
Other, net	—	—	11
Net cash provided by (used in) investing activities	1,329	(1,821)	(2,926)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(300)	50	(150)
Proceeds from long-term borrowings	3,071	3,462	2,484
Repayments of long-term borrowings	(1,899)	(1,068)	(1,932)
Changes in securities lending payable	(36)	(173)	234
Repurchase and retirement of common stock	(2,316)	(1,900)	(2,700)
Cash dividends	(1,290)	(1,158)	(1,000)
Proceeds from issuance of common stock under employee stock plans	182	203	176
Taxes paid through withholding of common stock under employee stock plans	(93)	(102)	(128)
Other, net	217	399	14
Net cash used in financing activities	(2,464)	(287)	(3,002)
Change in cash and cash equivalents	312	(70)	(1,118)
Cash and cash equivalents at beginning of year	630	700	1,818
Cash and cash equivalents at end of year	$942	$630	$700

See accompanying notes.

Elevance Health, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2022
(In Millions, Except Per Share Data)

1. Basis of Presentation and Significant Accounting Policies
In the parent company only financial statements of Elevance Health, Inc. (“Elevance Health”), Elevance Health’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. Elevance Health’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.
Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Elevance Health.
Elevance Health’s parent company only financial statements should be read in conjunction with Elevance Health’s audited consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Subsidiary Transactions
Dividends from Subsidiaries
Elevance Health received cash dividends from subsidiaries of $3,097, $3,134 and $3,618 during 2022, 2021 and 2020, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Elevance Health own shares of Elevance Health common stock. Elevance Health paid cash dividends to subsidiaries related to these shares of common stock in the amount of $61, $54 and $46 during 2022, 2021 and 2020, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $411, $3,271 and $2,460 during 2022, 2021 and 2020, respectively.
Amounts Due From and To Subsidiaries
At December 31, 2022 and 2021, Elevance Health reported amounts due (to) from subsidiaries of $(789) and $446, respectively. The amounts due (to) and from subsidiaries primarily include amounts for allocated administrative expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current liabilities or assets.
In June 2021 Elevance Health entered into a short-term loan agreement with a subsidiary for the amount of $1,500, which is also included in amounts due from subsidiaries at December 31, 2021. This loan was repaid in February 2022.
Guarantees on Behalf of Subsidiaries
Elevance Health guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $550 at December 31, 2022. There were no payments made on these guarantees in 2022.
3. Derivative Financial Instruments
The information regarding derivative financial instruments contained in Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements of Elevance Health and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

4. Long-Term Debt
The information regarding long-term debt contained in Note 13, “Debt,” of the Notes to Consolidated Financial Statements of Elevance Health and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.
5. Commitments and Contingencies
The information regarding commitments and contingencies contained in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements of Elevance Health and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.
6. Capital Stock
The information regarding capital stock contained in Note 15, “Capital Stock,” of the Notes to Consolidated Financial Statements of Elevance Health and its subsidiaries, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVANCE HEALTH, INC.

By:	/s/ GAIL K. BOUDREAUX
Gail K. Boudreaux President and Chief Executive Officer
Dated: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 15, 2023
Gail K. Boudreaux
/s/ JOHN E. GALLINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2023
John E. Gallina
/s/ RONALD W. PENCZEK	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 15, 2023
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 15, 2023
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 15, 2023
R. Kerry Clark
/s/ SUSAN D. DEVORE	Director	February 15, 2023
Susan D. DeVore
/s/ ROBERT L. DIXON, JR.	Director	February 15, 2023
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 15, 2023
Lewis Hay III
/s/ BAHIJA JALLAL	Director	February 15, 2023
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 15, 2023
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 15, 2023
Ramiro G. Peru
/s/ RYAN M. SCHNEIDER	Director	February 15, 2023
Ryan M. Schneider
/s/ DEANNA D. STRABLE	Director	February 15, 2023
Deanna D. Strable