Form 10-Q
period 2023-03-31
Elevance Health, Inc.
filed 2023-04-19
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 12, 2023, 237,055,805 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(In millions, except share and per share data)	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$10,142	$7,387
Fixed maturity securities (amortized cost of $29,381 and $28,226; allowance for credit losses of $8 and $9)	27,636	25,952
Equity securities	392	953
Premium receivables	8,246	7,083
Self-funded receivables	3,786	4,663
Other receivables	4,678	4,298
Other current assets	4,943	5,281
Total current assets	59,823	55,617
Long-term investments:
Fixed maturity securities (amortized cost of $807 and $789; allowance for credit losses of $0 and $0)	783	752
Other invested assets	5,971	5,685
Property and equipment, net	4,418	4,316
Goodwill	25,273	24,383
Other intangible assets	10,915	10,315
Other noncurrent assets	1,857	1,687
Total assets	$109,040	$102,755

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,728	$15,596
Other policyholder liabilities	6,098	5,933
Unearned income	4,394	1,112
Accounts payable and accrued expenses	4,873	5,607
Short-term borrowings	265	265
Current portion of long-term debt	—	1,500
Other current liabilities	10,531	9,683
Total current liabilities	41,889	39,696
Long-term debt, less current portion	25,201	22,349
Reserves for future policy benefits	811	803
Deferred tax liabilities, net	2,029	2,015
Other noncurrent liabilities	1,650	1,562
Total liabilities	71,580	66,425
Commitments and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 237,114,190 and 237,958,067	2	2
Additional paid-in capital	8,697	9,084
Retained earnings	30,707	29,647
Accumulated other comprehensive loss	(2,050)	(2,490)
Total shareholders’ equity	37,356	36,243
Noncontrolling interests	104	87
Total equity	37,460	36,330
Total liabilities and equity	$109,040	$102,755

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
	2023	2022
(In millions, except per share data)		(Restated)
Revenues
Premiums	$35,868	$32,785
Product revenue	4,022	3,301
Service fees	2,008	1,800
Total operating revenue	41,898	37,886
Net investment income	387	360
Net losses on financial instruments	(113)	(151)
Total revenues	42,172	38,095
Expenses
Benefit expense	30,786	28,231
Cost of products sold	3,481	2,883
Operating expense	4,800	4,345
Interest expense	251	201
Amortization of other intangible assets	235	129
Total expenses	39,553	35,789
Income before income tax expense	2,619	2,306
Income tax expense	615	527
Net income	2,004	1,779
Net (income) loss attributable to noncontrolling interests	(15)	10
Shareholders’ net income	$1,989	$1,789
Shareholders’ net income per share
Basic	$8.37	$7.41
Diluted	$8.30	$7.32
Dividends per share	$1.48	$1.28

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2023	2022
		(Restated)
Net income	$2,004	$1,779
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	427	(1,069)
Change in non-credit component of impairment losses on investments	(2)	(1)
Change in net unrealized gains/losses on cash flow hedges	11	3
Change in net periodic pension and postretirement costs	2	7
Change in future policy benefits	2	9
Foreign currency translation adjustments	2	(3)
Other comprehensive income (loss)	442	(1,054)
Net (income) loss attributable to noncontrolling interests	(15)	10
Other comprehensive (income) loss attributable to noncontrolling interests	(2)	5
Total shareholders’ comprehensive income	$2,429	$740
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2023	2022
(In millions)		(Restated)
Operating activities
Net income	$2,004	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	113	151
Equity in net earnings of other invested assets	30	(153)
Depreciation and amortization	462	358
Deferred income taxes	(255)	(96)
Share-based compensation	61	50
Changes in operating assets and liabilities:
Receivables, net	(29)	(1,348)
Other invested assets	(15)	7
Other assets	(348)	(350)
Policy liabilities	306	1,092
Unearned income	3,282	57
Accounts payable and other liabilities	18	428
Income taxes	839	568
Other, net	1	(2)
Net cash provided by operating activities	6,469	2,541
Investing activities
Purchases of investments	(7,443)	(5,050)
Proceeds from sale of investments	2,489	3,047
Maturities, calls and redemptions from investments	3,533	1,209
Changes in securities lending collateral	204	(441)
Purchases of subsidiaries, net of cash acquired	(1,638)	(61)
Purchases of property and equipment	(301)	(254)
Other, net	(28)	(28)
Net cash used in investing activities	(3,184)	(1,578)
Financing activities
Net proceeds from commercial paper borrowings	325	225
Proceeds from long-term borrowings	2,574	—
Repayments of long-term borrowings	(1,908)	(14)
Changes in securities lending payable	(205)	441
Changes in bank overdrafts	(291)	529
Repurchase and retirement of common stock	(622)	(545)
Cash dividends	(351)	(309)
Proceeds from issuance of common stock under employee stock plans	43	76
Taxes paid through withholding of common stock under employee stock plans	(98)	(86)
Other, net	2	5
Net cash (used in) provided by financing activities	(531)	322
Effect of foreign exchange rates on cash and cash equivalents	1	(4)
Change in cash and cash equivalents	2,755	1,281
Cash and cash equivalents at beginning of period	7,387	4,880
Cash and cash equivalents at end of period	$10,142	$6,161

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2022 (restated)	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income	—	—	—	1,989	—	15	2,004
Other comprehensive income	—	—	—	—	440	2	442
Repurchase and retirement of common stock, including excise tax	(1.3)	—	(51)	(575)	—	—	(626)
Dividends and dividend equivalents	—	—	—	(354)	—	—	(354)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	6	—	—	—	6
Convertible debenture repurchases, conversions and tax adjustments	—	—	(342)	—	—	—	(342)
March 31, 2023	237.1	$2	$8,697	$30,707	$(2,050)	$104	$37,460

December 31, 2021 (restated)	241.8	$2	$9,148	$27,142	$(197)	$68	$36,163
Adoption of Accounting Standards Update 2020-06	—	—	—	(23)	—	—	(23)
January 1, 2022	241.8	2	9,148	27,119	(197)	68	36,140
Net income (loss) (restated)	—	—	—	1,789	—	(10)	1,779
Other comprehensive loss (restated)	—	—	—	—	(1,049)	(5)	(1,054)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.2)	—	(45)	(500)	—	—	(545)
Dividends and dividend equivalents	—	—	—	(312)	—	—	(312)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	39	—	—	—	39
Convertible debenture repurchases and conversions	—	—	9	—	—	—	9
March 31, 2022 (restated)	241.1	$2	$9,151	$28,096	$(1,246)	$56	$36,059

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2023
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.     Organization
References to the terms “we,” “our,” “us” or “Elevance Health” used throughout these Notes to Consolidated Financial Statements refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico unless the context otherwise requires.
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving greater than 48 million medical members through our affiliated health plans as of March 31, 2023. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also unaffiliated health plans, including pharmacy services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (with the exception of 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, and Empire Blue Cross Blue Shield or Empire Blue Cross. We also serve members in numerous states as Amerigroup, Freedom Health, HealthLink, HealthSun, MMM, Optimum HealthCare, Simply Healthcare, UniCare and/or Wellpoint. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services as CarelonRx and other healthcare-related services as Carelon Services, Aspire Health, Carelon Behavioral Health and CareMore.
As we announced in 2022, over the next several years we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans; and
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related brands and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate our resources, and made changes to our reportable segments beginning in the first quarter of 2023. The results of our operations are now reported in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Form 10-Q has been reclassified to conform to the new presentation. For additional discussion regarding our segments, including the changes made, see Note 14 “Segment Information.”
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2022 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 have been recorded. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or any other period. The seasonal nature of portions of our health care and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $520 and $258 at March 31, 2023 and December 31, 2022, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
The changes in fair value of our marketable equity securities are recognized in our results of operations within net gains and losses on financial instruments. Certain marketable equity securities are held to satisfy contractual obligations and are reported under the caption “Other invested assets” in our consolidated balance sheets.
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
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. We recognize the collateral as an asset, which is reported under the caption “Other current assets” on our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive loss as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Premium receivables include the uncollected amounts from employer risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $149 and $152 at March 31, 2023 and December 31, 2022, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $76 and $68 at March 31, 2023 and December 31, 2022, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $763 and $744 at March 31, 2023 and December 31, 2022, respectively.

Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2023. For the three months ended March 31, 2023 and 2022, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2020-11. Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 change the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Form 10-Q have been restated to reflect the impacts of our adoption as required by the new standard.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2022 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.
3.    Business Acquisitions and Divestitures
Pending Divestiture
On March 28, 2023, we announced our entrance into an agreement to sell our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard will enter into a product distribution partnership. The divestiture is expected to close by the end of the first quarter of 2024 and is subject to standard closing conditions and customary approvals. The related net assets held for sale and results of operations for the employee benefits businesses to be divested as of and for the period ending March 31, 2023 were not material.
Pending Acquisition
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana (“BCBSLA”), an independent licensee of the BCBSA that provides healthcare plans to the Individual, Employer Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our mission to become a lifetime, trusted health partner as we bring our innovative whole-health solutions to BCBSLA’s members. The acquisition is expected to close by the end of the fourth quarter of 2023 and is subject to standard closing conditions and customary approvals.
Completed Acquisitions
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of March 31, 2023, the purchase price was allocated to the tangible and intangible net assets acquired based on management’s initial estimates of their fair values, of which $809 has been allocated to finite-lived intangible assets and $728 to goodwill. The majority of goodwill is not deductible for income tax purposes. As of March 31, 2023, the initial accounting for the acquisition had not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The purchase price was allocated to tangible and intangible net assets acquired based on management's estimates of their fair values, of which $89 has been allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $125 to goodwill. The majority of goodwill is deductible for income tax purposes. There were no measurement period adjustments during the quarter ended March 31, 2023, and as of March 31, 2023, the initial accounting for the acquisition had not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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

A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2023 and December 31, 2022 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

March 31, 2023
Fixed maturity securities:
United States Government securities	$2,053	$8	$(66)	$—	$1,995
Government sponsored securities	80	1	(3)	—	78
Foreign government securities	332	2	(43)	(1)	290
States, municipalities and political subdivisions, tax-exempt	4,339	38	(192)	—	4,185
Corporate securities	13,834	78	(956)	(5)	12,951
Residential mortgage-backed securities	3,165	15	(281)	—	2,899
Commercial mortgage-backed securities	2,243	2	(173)	(2)	2,070
Other asset-backed securities	4,142	17	(208)	—	3,951
Total fixed maturity securities	$30,188	$161	$(1,922)	$(8)	$28,419
December 31, 2022
Fixed maturity securities:
United States Government securities	$1,502	$2	$(103)	$—	$1,401
Government sponsored securities	82	1	(5)	—	78
Foreign government securities	321	1	(46)	(2)	274
States, municipalities and political subdivisions, tax-exempt	4,389	19	(265)	—	4,143
Corporate securities	13,721	31	(1,218)	(5)	12,529
Residential mortgage-backed securities	2,978	9	(324)	—	2,663
Commercial mortgage-backed securities	2,055	1	(176)	(2)	1,878
Other asset-backed securities	3,967	12	(241)	—	3,738
Total fixed maturity securities	$29,015	$76	$(2,378)	$(9)	$26,704
Other asset-backed securities primarily consists of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at March 31, 2023 and December 31, 2022, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2023
Fixed maturity securities:
United States Government securities	39	$490	$(13)	47	$393	$(53)
Government sponsored securities	15	38	(1)	30	19	(2)
Foreign government securities	80	40	(3)	231	186	(40)
States, municipalities and political subdivisions, tax-exempt	468	945	(12)	967	1,689	(180)
Corporate securities	1,878	3,636	(114)	3,207	6,687	(842)
Residential mortgage-backed securities	532	579	(25)	1,224	1,730	(256)
Commercial mortgage-backed securities	260	679	(24)	558	1,298	(149)
Other asset-backed securities	364	1,067	(59)	775	2,149	(149)
Total fixed maturity securities	3,636	$7,474	$(251)	7,039	$14,151	$(1,671)
December 31, 2022
Fixed maturity securities:
United States Government securities	61	$701	$(40)	38	$442	$(63)
Government sponsored securities	39	73	(4)	6	5	(1)
Foreign government securities	150	100	(10)	198	142	(36)
States, municipalities and political subdivisions, tax-exempt	1,398	2,615	(147)	396	652	(118)
Corporate securities	3,551	7,826	(549)	2,204	3,521	(669)
Residential mortgage-backed securities	1,341	1,435	(121)	496	982	(203)
Commercial mortgage-backed securities	457	1,082	(76)	324	719	(100)
Other asset-backed securities	784	2,203	(124)	398	1,074	(117)
Total fixed maturity securities	7,781	$16,035	$(1,071)	4,060	$7,537	$(1,307)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of March 31, 2023, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $8 and $9 at March 31, 2023 and December 31, 2022, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

The amortized cost and fair value of fixed maturity securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,242	$1,232
Due after one year through five years	7,892	7,557
Due after five years through ten years	9,334	8,806
Due after ten years	6,312	5,855
Mortgage-backed securities	5,408	4,969
Total fixed maturity securities	$30,188	$28,419
During the three months ended March 31, 2023 and 2022, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $5,410 and $3,646, respectively.
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
Equity Securities
A summary of marketable equity securities at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Equity securities:
Exchange traded funds	$288	$822
Common equity securities	26	43
Private equity securities	78	88
Total	$392	$953
Other Invested Assets
Other invested assets include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, mortgage loans and the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Financial information for certain of these investments is reported on a one or three month lag due to the timing of when we receive financial information from the companies.

Investment Gains and Losses
Net investment (losses) gains for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31
	2023	2022
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$10	$20
Gross realized losses from sales	(115)	(78)
Impairment losses recognized in income	(7)	(20)
Net realized losses from sales of fixed maturity securities	(112)	(78)
Equity securities:
Unrealized losses recognized on equity securities still held at the end of the period	(1)	(71)
Net realized losses recognized on equity securities sold during the period	(1)	(14)
Net losses on equity securities	(2)	(85)
Other investments:
Gross gains	27	23
Gross losses	(1)	(30)
Impairment losses recognized in income	(3)	(4)
Net gains (losses) on other investments	23	(11)
Net losses on investments	$(91)	$(174)
Accrued Investment Income
At March 31, 2023 and December 31, 2022, accrued investment income totaled $256 and $245, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,252 and $2,457 at March 31, 2023 and December 31, 2022, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of March 31, 2023 and December 31, 2022. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At March 31, 2023 and December 31, 2022, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,127 and $2,221, respectively, of United States Government securities for $104 and $224, respectively, and of Residential Mortgage-Backed securities for $21 and $12, respectively.
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
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $217 and $229 at March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, we recognized net losses on non-hedging derivatives of $22. During the three months ended March 31, 2022, we recognized net gains on non-hedging derivatives of $23.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 is as follows:

	Level I	Level II	Level III	Total
March 31, 2023
Assets:
Cash equivalents	$6,277	$—	$—	$6,277
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,995	—	1,995
Government sponsored securities	—	78	—	78
Foreign government securities	—	290	—	290
States, municipalities and political subdivisions, tax-exempt	—	4,185	—	4,185
Corporate securities	—	12,809	142	12,951
Residential mortgage-backed securities	—	2,899	—	2,899
Commercial mortgage-backed securities	—	2,070	—	2,070
Other asset-backed securities	—	3,561	390	3,951
Total fixed maturity securities, available-for-sale	—	27,887	532	28,419
Equity securities:
Exchange traded funds	288	—	—	288
Common equity securities	13	13	—	26
Private equity securities	—	—	78	78
Total equity securities	301	13	78	392
Other invested assets - common equity securities	127	—	—	127
Securities lending collateral	—	2,252	—	2,252
Derivatives - other assets	—	9	—	9
Total assets	$6,705	$30,161	$610	$37,476
Liabilities:
Derivatives - other liabilities	$—	$(50)	$—	$(50)
Total liabilities	$—	$(50)	$—	$(50)

December 31, 2022
Assets:
Cash equivalents	$3,567	$—	$—	$3,567
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,401	—	1,401
Government sponsored securities	—	78	—	78
Foreign government securities	—	274	—	274
States, municipalities and political subdivisions, tax-exempt	—	4,143	—	4,143
Corporate securities	—	12,392	137	12,529
Residential mortgage-backed securities	—	2,663	—	2,663
Commercial mortgage-backed securities	—	1,878	—	1,878
Other asset-backed securities	—	3,382	356	3,738
Total fixed maturity securities, available-for-sale	—	26,211	493	26,704
Equity securities:
Exchange traded funds	822	—	—	822
Common equity securities	2	41	—	43
Private equity securities	—	—	88	88
Total equity securities	824	41	88	953
Other invested assets - common equity securities	103	—	—	103
Securities lending collateral	—	2,457	—	2,457
Derivatives - other assets	—	3	—	3
Total assets	$4,494	$28,712	$581	$33,787
Liabilities:
Derivatives - other liabilities	$—	$(60)	$—	$(60)
Total liabilities	$—	$(60)	$—	$(60)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2023 and 2022 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset- backed Securities	Equity Securities	Total
Three Months Ended March 31, 2023
Beginning balance at January 1, 2023	$137	$—	$356	$88	$581
Total losses:
Recognized in net income	—	—	(1)	(6)	(7)
Purchases	17	—	41	—	58
Sales	(9)	—	(6)	(4)	(19)
Settlements	(2)	—	—	—	(2)
Transfers out of Level III	(1)	—	—	—	(1)
Ending balance at March 31, 2023	$142	$—	$390	$78	$610
Change in unrealized losses included in net income related to assets still held at March 31, 2023	$—	$—	$—	$(7)	$(7)

Three Months Ended March 31, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains (losses):
Recognized in net income	1	—	—	3	4
Recognized in accumulated other comprehensive loss	(2)	(1)	1	—	(2)
Purchases	46	—	17	8	71
Sales	(7)	—	—	(1)	(8)
Settlements	(33)	—	—	—	(33)
Ending balance at March 31, 2022	$341	$4	$37	$99	$481
Change in unrealized gains included in net income related to assets still held at March 31, 2022	$—	$—	$—	$3	$3

There were no individually material transfers into or out of Level III during the three months ended March 31, 2023 or 2022.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of BioPlus in February 2023 and Integra in May 2022. The net assets acquired in our acquisitions of BioPlus and Integra and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of BioPlus and Integra were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of BioPlus and Integra described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2023 or 2022.
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

Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2023 or 2022.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2023 and December 31, 2022 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2023
Assets:
Other invested assets	$5,844	$—	$—	$5,844	$5,844
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Commercial paper	325	—	325	—	325
Notes	24,876	—	23,371	—	23,371

December 31, 2022
Assets:
Other invested assets	$5,582	$—	$—	$5,582	$5,582
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Notes	23,786	—	21,861	—	21,861
Convertible debentures	63	—	463	—	463
7.     Income Taxes
During the three months ended March 31, 2023 and 2022, we recognized income tax expense of $615 and $527 (restated), respectively, which represent effective income tax rates of 23.5% and 22.9% (restated), respectively. The increase in the income tax rate in 2023 primarily relates to the tax impact of expected geographic changes in our mix of 2023 earnings and reduced investment tax credits.
Income taxes payable totaled $399 at March 31, 2023 and income tax receivable was $440 at December 31, 2022. We recognize the income tax payable as a liability under the caption “Other current liabilities” and the income receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

8. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable, for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
Gross medical claims payable, beginning of period	$15,348	$13,282
Ceded medical claims payable, beginning of period	(6)	(21)
Net medical claims payable, beginning of period	15,342	13,261
Business combinations and purchase adjustments	—	3
Net incurred medical claims:
Current period	30,751	28,064
Prior periods redundancies	(1,068)	(933)
Total net incurred medical claims	29,683	27,131
Net payments attributable to:
Current period medical claims	19,948	17,116
Prior periods medical claims	9,593	8,826
Total net payments	29,541	25,942
Net medical claims payable, end of period	15,484	14,453
Ceded medical claims payable, end of period	7	17
Gross medical claims payable, end of period	$15,491	$14,470
At March 31, 2023, the total of net incurred but not reported liabilities plus expected development on reported claims was $644, $4,036 and $10,804 for the claim years 2021 and prior, 2022 and 2023, respectively.
The favorable development recognized in the three months ended March 31, 2023 and 2022 resulted primarily from trend factors in late 2022 and late 2021, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2022 developing faster than expected also contributed to the favorable development in the three months ended March 31, 2023.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
		(Restated)
Total net incurred medical claims	$29,683	$27,131
Quality improvement and other claims expense	1,103	1,100
Benefit expense	$30,786	$28,231
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of March 31, 2023, is as follows:

Total
Net medical claims payable, end of period	$15,484
Ceded medical claims payable, end of period	7
Insurance lines other than short duration	237
Gross medical claims payable, end of period	$15,728

9.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2023 and December 31, 2022, we had $24,851 and $23,761, respectively, outstanding under these notes.
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
On January 17, 2023, we repaid, at maturity, the $1,000 outstanding balance of our 3.300% senior unsecured notes. On March 15, 2023, we repaid, at maturity, the $500 outstanding balance of our 0.450% senior unsecured notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2023 and December 31, 2022.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of March 31, 2023, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 40.5%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of March 31, 2023, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the three months ended March 31, 2023 or the year ended December 31, 2022.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit of up to $200. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At March 31, 2023 and December 31, 2022, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. At March 31, 2023 and December 31, 2022, we had $325 and $0, respectively, outstanding under this program.
On March 15, 2023, we redeemed all of our outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), pursuant to the indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures were redeemed at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to, but excluding, the date of redemption, for cash totaling $5. During the three months ended March 31, 2023, $59 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and conditions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three months ended March 31, 2023 of $404.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $265 of outstanding short-term borrowings from the FHLBs at each of March 31, 2023 and December 31, 2022.
All debt is a direct obligation of Elevance Health, Inc., except for the surplus note, the FHLBs borrowings and the Subsidiary Credit Facilities.

10.     Commitments and Contingencies
Litigation and Regulatory Proceedings
In the ordinary course of business, we are defendants in, or parties to, a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint or in other court filings, the amount of damages being sought, we have noted those alleged damages in the descriptions below. With respect to the cases described below, we contest liability and/or the amount of damages in each matter and believe we have meritorious defenses.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at March 31, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
Blue Cross Blue Shield Antitrust Litigation
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in 28 states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard® and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act (“Sherman Act”) and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.
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

In November 2020, the Court issued an order preliminarily approving the Subscriber Settlement Agreement, following which members of the subscriber class were provided notice of the Subscriber Settlement Agreement and an opportunity to opt out of the class. A small number of subscribers submitted valid opt-outs by the opt-out deadline.
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). The Court amended its Final Approval Order in September 2022, further clarifying the injunctive relief that may be available to subscribers who submitted valid opt-outs. In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020.
Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals are proceeding in the United States Court of Appeals for the Eleventh Circuit. In the event that all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determined the standard of review applicable to the providers’ claims. In response to that order, the parties filed renewed standard of review motions in May 2021. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants, and (ii) granting the provider plaintiffs’ motion for partial summary judgment, determining that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the providers’ group boycott claims are subject to the rule of reason. In November 2022, the Court issued an order requiring the parties to submit supplemental briefs on certain questions related to providers’ renewed motion for class certification. We intend to continue to vigorously defend the provider litigation, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) ("Alaska Air"); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) ("Jet Blue"); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.) ("Bed Bath & Beyond"); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 2:22-cv-00261-RDP (N.D. Ala.); and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.). In February 2023, the Court denied the defendants’ motion to dismiss on statute of limitations in Alaska Air and Jet Blue. In March 2023, pursuant to a stipulation by the parties, the Court denied the defendants’ motion to dismiss on the statute of limitations in Bed Bath & Beyond. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
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
In March 2018, the Superior Court denied BCC’s motion for judgment on the pleadings and similar motions brought by other entities. In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. In November 2021, the plaintiff appealed the summary judgment order. BCC’s responding brief was filed in March 2022 and Plaintiff’s reply was filed in May 2022. In March 2023, the appeal was argued before the California Second District Court of Appeal. We expect a ruling in April 2023. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

Express Scripts, Inc. Pharmacy Benefit Management Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc. (“Express Scripts”), our vendor at the time for pharmacy benefit management services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York (the “District Court”). The lawsuit seeks to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties (the “ESI Agreement”), over $158 in damages related to operational breaches, as well as various declarations under the ESI Agreement, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms; (ii) was required to provide competitive benchmark pricing to us through the term of the ESI Agreement; (iii) has breached the ESI Agreement; and (iv) is required under the ESI Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts has disputed our contractual claims and is seeking declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claims that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q are (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which we opposed, and the District Court denied in March 2023, allowing our operational breach claim to proceed. A trial date has been set for December 2023. We intend to appeal the earlier summary judgment decision at the appropriate time, vigorously pursue our claims and defend against counterclaims, which we believe are without merit; however, the ultimate outcome of this litigation cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “New York District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the New York District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. The Court entered a scheduling order requiring fact discovery to be completed by June 2024 and expert discovery to be complete by February 2025. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our HealthSun investigation has focused on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal and Civil Divisions of the DOJ. We are cooperating with the ongoing investigations of the Criminal and Civil Divisions of the DOJ related to these risk adjustment practices, and have entered into a tolling agreement with the Civil Division of the DOJ related to its investigation. We have submitted corrected data to CMS related to these investigations. We have also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. While certain elements of the indemnity claims were resolved in the fourth quarters of 2021 and 2022, litigation in the Delaware Court of Chancery related to the remaining indemnity claims for escrowed funds remains ongoing.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The agreement superseded certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at March 31, 2023 is approximately $697. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
We formed CarelonRx, formerly known as IngenioRx, to market and offer pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own, starting in the second quarter of 2019. The comprehensive pharmacy services portfolio includes, but is not limited to, formulary management, pharmacy networks, specialty and home delivery pharmacy services and member services. CarelonRx delegates certain pharmacy services, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement, which is set to terminate on December 31, 2024. With CarelonRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.

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
A summary of our cash dividend activity for the three months ended March 31, 2023 and 2022 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351

Three Months Ended March 31, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
On April 18, 2023, our Audit Committee declared a second quarter 2023 dividend to shareholders of $1.48 per share, payable on June 23, 2023 to shareholders of record at the close of business on June 9, 2023.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 24, 2023, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to the common stock repurchase program. No duration has been placed on the common stock repurchase program, and we reserve the right to discontinue the program at any time. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are affected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31
	2023	2022
Shares repurchased	1.3	1.2
Average price per share	$476.66	$453.32
Aggregate cost	$622	$545
Authorization remaining at the end of the period	$6,254	$3,647
For additional information regarding the use of capital for debt security repurchases, see Note 9, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2.8	$293.28
Granted	0.6	469.03
Exercised	(0.1)	271.70
Forfeited or expired	—	366.61
Outstanding at March 31, 2023	3.3	322.65	6.72	$458
Exercisable at March 31, 2023	2.2	265.17	5.52	$424
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the three months ended March 31, 2023 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	1.2	$357.21
Granted	0.6	469.31
Vested	(0.6)	300.41
Forfeited	—	387.32
Nonvested at March 31, 2023	1.2	420.84
During the three months ended March 31, 2023, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2023 to 2025. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2025 based on results in the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
Risk-free interest rate	3.95%	1.97%
Volatility factor	29.00%	29.00%
Quarterly dividend yield	0.316%	0.282%
Weighted-average expected life (years)	4.40	5.10

The following weighted-average fair values per option or share were determined for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
Options granted during the period	$127.14	$116.64
Restricted stock awards granted during the period	469.31	451.42

12.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at March 31, 2023 and 2022 is as follows:

	March 31
	2023	2022
		(Restated)
Net unrealized investment (losses) gains:
Beginning of period balance	$(1,755)	$494
Other comprehensive gain (loss) before reclassifications, net of tax (expense) benefit of $(85) and $355, respectively	337	(1,146)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit (expense) of $(29) and $(21), respectively	90	77
Other comprehensive income (loss)	427	(1,069)
Other comprehensive (income) loss attributable to noncontrolling interests, net of tax benefit of $0 and $(2), respectively	(2)	5
End of period balance	(1,330)	(570)
Non-credit components of impairments on investments:
Beginning of period balance	(3)	—
Other comprehensive loss, net of tax benefit of $1 and $1, respectively	(2)	(1)
End of period balance	(5)	(1)
Net cash flow hedges:
Beginning of period balance	(229)	(239)
Other comprehensive income, net of tax benefit (expense) of $8 and $(1), respectively	11	3
End of period balance	(218)	(236)
Pension and other postretirement benefits:
Beginning of period balance	(499)	(429)
Other comprehensive income, net of tax expense of $(1) and $(2), respectively	2	7
End of period balance	(497)	(422)
Future policy benefits:
Beginning of period balance	13	(19)
Other comprehensive income, net of tax expense of $0 and $3, respectively	2	9
End of period balance	15	(10)
Foreign currency translation adjustments:
Beginning of period balance	(17)	(4)
Other comprehensive income (loss), net of tax benefit of $0 and $1, respectively	2	(3)
End of period balance	(15)	(7)
Total:
Total beginning of period accumulated other comprehensive loss	(2,490)	(197)
Total other comprehensive income (loss), net of tax (expense) benefit of $(106) and $336, respectively	442	(1,054)
Total other comprehensive (income) loss attributable to noncontrolling interests, net of tax benefit of $0 and $(2), respectively	(2)	5
Total end of period accumulated other comprehensive loss	$(2,050)	$(1,246)

13.     Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31
	2023	2022
Denominator for basic earnings per share – weighted-average shares	237.5	241.4
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	2.2	3.0
Denominator for diluted earnings per share	239.7	244.4
During the three months ended March 31, 2023 and 2022, weighted-average shares related to certain stock options of 0.4 and 0.2, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2023, we issued approximately 0.6 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2023 through 2025. During the three months ended March 31, 2022, we issued approximately 0.5 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2022 through 2024. The contingent restricted stock units have been excluded from the denominators for diluted earnings per share and will be included only if and when the contingency is met.
14.     Segment Information
As discussed in Note 1 “Organization”, we are reorganizing our brand portfolio into three core go-to-market brands over the next several years. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business and the products in each of our operating segments, which has resulted in restructurings between some of our operating segments. As a result of these changes, we have changed our reportable segment presentation and its composition to reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources beginning on January 1, 2023. The results of our operations are now reported in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other. In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information throughout this Form 10-Q has been reclassified to conform to the new presentation.
Our Health Benefits segment offers a comprehensive suite of health plans and services to our Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEHB program members. Our Health Benefits segment also includes our National Government Services. The Health Benefits segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision, life, disability and supplemental health insurance benefits.
Our CarelonRx segment includes our pharmacy business. CarelonRx markets and offers pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx offers a comprehensive pharmacy services portfolio, which includes services such as formulary management, pharmacy networks, specialty and home delivery pharmacy services and member services.

Our Carelon Services segment is focused on lowering the cost and improving the quality of healthcare by enabling and creating new care delivery and payment models, with a special emphasis on serving those with complex and chronic conditions. Carelon Services offers a broad array of healthcare-related services and capabilities to internal and external customers including integrated care delivery, behavioral health, palliative care, utilization management, payment integrity services and subrogation services, as well as health and wellness programs.

Our Corporate & Other segment includes our businesses that do not individually meet the quantitative threshold for an operating segment, as well as corporate expenses not allocated to our other reportable segments.
We define operating revenues to include premium income, product revenue and service fees. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefits and pharmacy products and services. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense.
Affiliated revenues represent revenues or costs for services provided to our subsidiaries by CarelonRx and Carelon Services, in addition to certain back-office services provided by our international businesses, which are recorded at cost or management’s estimate of fair market value. These affiliated revenues are eliminated in consolidation.
Financial data by reportable segment for the three months ended March 31, 2023 and 2022 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended March 31, 2023
Premiums	$35,534	$—	$410	$410	$—	$(76)	$35,868
Product revenue	—	4,022	—	4,022	—	—	4,022
Service fees	1,746	—	207	207	55	—	2,008
Operating revenue - unaffiliated	37,280	4,022	617	4,639	55	(76)	41,898
Operating revenue - affiliated	—	4,002	2,695	6,697	196	(6,893)	—
Operating revenue - total	$37,280	$8,024	$3,312	$11,336	$251	$(6,969)	$41,898

Operating gain (loss)	$2,159	$512	$209	$721	$(49)	$—	$2,831

Three Months Ended March 31, 2022
Premiums	$32,463	$—	$366	$366	$—	$(44)	$32,785
Product revenue	—	3,301	—	3,301	—	—	3,301
Service fees	1,564	—	226	226	10	—	1,800
Operating revenue - unaffiliated	34,027	3,301	592	3,893	10	(44)	37,886
Operating revenue - affiliated	—	3,382	2,356	5,738	263	(6,001)	—
Operating revenue - total	$34,027	$6,683	$2,948	$9,631	$273	$(6,045)	$37,886

Operating gain (loss) (restated)	$1,851	$398	$200	$598	$(22)	$—	$2,427
For segment reporting, we present all capitated risk arrangements on a gross basis; therefore, eliminations also include adjustments for unaffiliated capitated risk arrangements that are recognized on a net basis under GAAP, as well as affiliated eliminations.

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31
	2023	2022
Reportable segments’ operating revenue	$41,898	$37,886
Net investment income	387	360
Net losses on financial instruments	(113)	(151)
Total revenues	$42,172	$38,095
A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31
	2023	2022
		(Restated)
Income before income tax expense	$2,619	$2,306
Net investment income	(387)	(360)
Net losses on financial instruments	113	151
Interest expense	251	201
Amortization of other intangible assets	235	129
Reportable segments’ operating gain	$2,831	$2,427
15.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 11 years.
The information related to our leases is as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Operating Leases
Right-of-use assets	Other noncurrent assets	$597	$604
Lease liabilities, current	Other current liabilities	178	181
Lease liabilities, noncurrent	Other noncurrent liabilities	727	751

	Three Months Ended March 31
	2023	2022
Lease Expense
Operating lease expense	$25	$28
Short-term and variable lease expense	13	12
Sublease income	(1)	(1)
Total lease expense	$37	$39

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$52	$53
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$4	$—
As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term of our operating leases was 7 years for each period. The lease liabilities reflect a weighted average discount rate of 3.19% at March 31, 2023 and 2.98% at December 31, 2022.
Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2023 (excluding the three months ended March 31, 2023)	$162
2024	185
2025	152
2026	118
2027	85
Thereafter	324
Total future minimum payments	1,026
Less imputed interest	(121)
Total lease liabilities	$905

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, our consolidated financial statements and notes as of and for the year ended December 31, 2022 and the MD&A included in our 2022 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this MD&A refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2023 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2023, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving greater than 48 million medical members through our affiliated health plans as of March 31, 2023. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serve members as the Blue Cross or Blue Cross and Blue Shield licensee in 14 states. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services and other healthcare-related services.
As we announced in 2022, over the next several years we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans; and
•Wellpoint — we intend to unite select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related brands and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate our resources, and made changes to our reportable segments beginning in the first quarter of 2023. The results of our operations are now reported in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Form 10-Q has been reclassified to conform to the new presentation. For additional information, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report on Form 10-K.

Business Trends
In 2022, we made the decision to modestly expand our participation in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) for 2023, after also modestly expanding in 2022. As a result, for 2023, we are offering Individual Public Exchange products in 138 of the 143 rating regions in which we operate, in comparison to 122 of 143 rating regions in 2022. Our strategy has been, and will continue to be, to only participate in rating regions where we have an appropriate level of confidence that these markets are on a path toward sustainability, including, but not limited to, factors such as expected financial performance, regulatory environment and underlying market characteristics. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
Our CarelonRx subsidiary markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes features such as formulary management, pharmacy networks, specialty and home delivery pharmacy services and member services. CarelonRx delegates certain pharmacy services, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement, which is set to terminate on December 31, 2024. With CarelonRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.

Pricing Trends: We strive to price our health benefit products consistent with anticipated underlying medical cost trends. We continue to closely monitor the COVID-19 pandemic (including new COVID-19 variants, which may be more contagious or severe, or less responsive to treatment or vaccines) and the impacts it may have on our pricing. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. Product pricing remains competitive.
Medical Cost Trends: Our medical cost trends are primarily driven by increases in the utilization of services across all provider types and the unit cost increases of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, provider contracting inflation, labor costs and healthcare provider or member fraud.
Drivers of medical cost trend in the first quarter of 2023 include decreases in COVID-19 healthcare related expenses compared to prior year experience. The Omicron variant increased COVID-19 healthcare related expenses in the beginning of 2022, then quickly declined during the first quarter of 2022. COVID-19 claim costs for the first quarter of 2023 were lower than the prior year. The ongoing cost and volume of covered services related to the COVID-19 pandemic and a future shift of government supplied vaccinations and treatments to privatized, full cost price points may have an adverse effect on our future claim costs. We continue to closely monitor the COVID-19 pandemic and its impacts on our medical cost trends.
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2022 Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
With the declaration of COVID-19 as a public health emergency (“PHE”) in January 2020, the federal and state governments enacted, and may continue to enact, legislation and regulations in response to the COVID-19 pandemic that have had, and we expect will continue to have, a significant impact on health benefits, consumer eligibility for public programs and our cash flows for all of our lines of business and which have introduced increased uncertainty around our cost structure. These actions, which are or have been in effect for various durations, provide, among other things: mandates to waive cost-sharing for COVID-19 testing, vaccines and related services; financial support to healthcare providers; and mandates related to prior authorizations, payment levels to providers, consumer enrollment windows and telehealth services. The Biden administration renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023.
Under the Consolidated Appropriations Act of 2023 (the “2023 Appropriations Act”), Congress decoupled Medicaid eligibility recertification from the PHE. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023. As recertifications resume, we expect a decline in our Medicaid membership. At the same time, we expect growth in our commercial risk-based and fee-based plans and Medicare, including through the Public Exchanges, as members exiting Medicaid in our 14 commercial states seek coverage elsewhere.
The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until 2032. The extension of the enhanced PTC will likely allow for growth in Individual exchange market enrollment, as Medicaid eligibility recertifications resume, supporting continuity of coverage for more people.
The Consolidated Appropriations Act of 2021 (the “Appropriations Act”) has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and others that have been extended into 2023 since the enactment of the Appropriations Act.
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
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation”, Part I, Item 1A, “Risk Factors”, and the “Regulatory Trends and Uncertainties” section of Part II, Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
On March 28, 2023, we announced our entrance into an agreement to sell our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard will enter into a product distribution partnership. The divestiture is expected to close by the end of the first quarter of 2024 and is subject to standard closing conditions and customary approvals.
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana (“BCBSLA”), an independent licensee of the BCBSA that provides healthcare plans to the Individual, Employer Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our mission to become a lifetime, trusted health partner as we bring our innovative whole-health solutions to BCBSLA’s members. The acquisition is expected to close by the end of the fourth quarter of 2023 and is subject to standard closing conditions and customary approvals.
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes.
For additional information, see Note 3, “Business Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020. Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals are proceeding in the United States Court of Appeals for the Eleventh Circuit. In the event all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 10, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Selected Operating Performance
For the twelve months ended March 31, 2023, total medical membership increased by 1.3 million, or 2.9%. Our membership increase was primarily driven by growth in our Medicaid business, increased sales to our commercial fee-based employers and growth in both our Medicare Advantage and Individual Public Exchange products, partially offset by attrition in our Group risk-based business.
Operating revenue for the three months ended March 31, 2023 was $41,898, an increase of $4,012, or 10.6%, from the three months ended March 31, 2022. Operating revenue increased primarily as a result of higher premiums due to membership growth in our Medicaid business, membership growth in our Medicare Advantage business, premium rate increases in our Health Benefits business to more accurately reflect current cost of care and growth in CarelonRx pharmacy product revenue driven by growth in integrated medical and standalone pharmacy customers.
Net income for the three months ended March 31, 2023 was $2,004, an increase of $225, or 12.6%, from the three months ended March 31, 2022. The increase in net income was primarily due to operating gain increases in our business segments, increases in net investment income and lower net losses on financial instruments. These increases were partially offset by increased amortization of other intangible assets, higher income taxes and increased interest expense.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $8.30 for the three months ended March 31, 2023, which represented a 13.4% increase from EPS of $7.32 for the three months ended March 31, 2022. The increase in EPS for the three months ended March 31, 2023 resulted primarily from increased net income.
Operating cash flow for the three months ended March 31, 2023 and 2022 was $6,469 and $2,541, respectively. The increase was primarily due to early receipt of April 2023’s premium payments from CMS, timing of working capital changes and higher net income for the three months ended March 31, 2023.

Membership and Other Metrics
The following table presents our medical membership by customer type as of March 31, 2023 and 2022. Also included below are other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

	March 31
	2023	2022	Change	% Change
Medical Membership (in thousands)
Individual	942	818	124	15.2%
Employer Group Risk-Based	3,798	4,028	(230)	(5.7)%
Commercial Risk-Based	4,740	4,846	(106)	(2.2)%
BlueCard®	6,607	6,370	237	3.7%
Employer Group Fee-Based	20,278	20,148	130	0.6%
Commercial Fee-Based	26,885	26,518	367	1.4%
Medicare Advantage	2,053	1,921	132	6.9%
Medicare Supplement	925	939	(14)	(1.5)%
Total Medicare	2,978	2,860	118	4.1%
Medicaid	11,889	10,919	970	8.9%
Federal Employees Health Benefits (“FEHB”)	1,632	1,632	—	—%
Total Medical Membership	48,124	46,775	1,349	2.9%

Other Membership (in thousands)
Life and Disability Members	4,771	4,679	92	2.0%
Dental Members	6,743	6,649	94	1.4%
Dental Administration Members	1,697	1,588	109	6.9%
Vision Members	9,904	9,211	693	7.5%
Medicare Part D Standalone Members	264	279	(15)	(5.4)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	75.7	73.0	2.7	3.7%
Carelon Services Consumers Served	104.0	104.0	—	—%
Medical Membership
Medical membership increased primarily due to growth in our Medicaid business, increased sales to our commercial fee-based employers and growth in both our Medicare Advantage and Individual Public Exchange products, partially offset by attrition in our Employer Group risk-based business.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership increased primarily due to new sales of disability products. Dental membership increased primarily due to new sales in our Employer Group risk-based accounts and increases in our FEHB program. Dental administration membership increased primarily due to favorable in-

group change with other BCBSA plans associated with the FEHB program. Vision membership increased due to sales exceeding lapses in our Employer Group risk-based accounts and increases associated with Medicare Advantage plans.
Other Metrics
CarelonRx quarterly adjusted scripts increased due to growth in our integrated medical and standalone pharmacy customers.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31
	2023	2022	Change	% Change
		(Restated)
Total operating revenue	$41,898	$37,886	$4,012	10.6%
Net investment income	387	360	27	7.5%
Net losses on financial instruments	(113)	(151)	38	(25.2)%
Total revenues	42,172	38,095	4,077	10.7%
Benefit expense	30,786	28,231	2,555	9.1%
Cost of products sold	3,481	2,883	598	20.7%
Operating expense	4,800	4,345	455	10.5%
Other expense[1]	486	330	156	47.3%
Total expenses	39,553	35,789	3,764	10.5%
Income before income tax expense	2,619	2,306	313	13.6%
Income tax expense	615	527	88	16.7%
Net income	$2,004	$1,779	$225	12.6%
Net (income) loss attributable to noncontrolling interests	(15)	10	(25)	NM
Shareholders’ net income	$1,989	$1,789	$200	11.2%

Average diluted shares outstanding	239.7	244.4	(4.7)	(1.9)%
Diluted shareholders’ net income per share	$8.30	$7.32	$0.98	13.4%
Effective tax rate	23.5%	22.9%		60 bp3
Benefit expense ratio[2]	85.8%	86.1%		(30) bp3
Operating expense ratio[4]	11.5%	11.5%		0 bp3
Income before income tax expense as a percentage of total revenues	6.2%	6.1%		10 bp3
Shareholders’ net income as a percentage of total revenues	4.8%	4.7%		10 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2023 and 2022 were $35,868 and $32,785, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total operating revenue increased primarily as a result of higher premiums due to membership growth in our Medicaid business, membership growth in our Medicare Advantage business and premium rate adjustments in our Health Benefits business to more accurately reflect current cost of care. The increase in operating revenue was further attributable to growth in CarelonRx pharmacy product revenue driven by growth in members served and script volume.

Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced investment income from alternative investments.
Net losses on financial instruments decreased primarily due to lower mark-to-market losses on equity securities still held at the period end date and reduced net losses on the sale of fixed maturity securities, partially offset by lower net gains on other invested assets.
Benefit expense increased primarily due to healthcare costs associated with membership growth in our Medicaid and Medicare businesses.
Our benefit expense ratio decreased, driven by our commercial risk-based health plans, inclusive of the realignment of certain quality improvement costs from benefit expense to operating expense following regulatory clarification in 2022.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to increased costs to support membership growth.
Our operating expense ratio remained unchanged from the first quarter of 2022. Our operating expense ratio increased due to the realignment of certain quality improvement expenses discussed above. This increase was offset by a decline in our operating expense ratio driven by expense leverage associated with strong growth in our operating revenue.
Other expense increased primarily due to additional amortization of other intangible assets as well as increased interest expense.
Our effective income tax rate increased in 2023 primarily due to the tax impact of expected geographic changes in our mix of 2023 earnings and reduced investment tax credits.
Our shareholders’ net income as a percentage of total revenues increased in 2023 as compared to 2022 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and service fees. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense. It does not include net investment income, net (losses) gains on financial instruments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
As discussed in Note 1 “Organization”, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, we are reorganizing our brand portfolio into three core go-to-market brands over the next several years. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner, and our reportable segment presentation and its composition as of January 1, 2023 reflects changes associated with this evolution and new branding strategy. The results of our operations are now reported in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Form 10-Q has been reclassified to conform to the new presentation. For additional information, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31

	2023	2022	Change	% Change
Operating Revenue
Health Benefits	$37,280	$34,027	$3,253	9.6%
CarelonRx	8,024	6,683	1,341	20.1%
Carelon Services	3,312	2,948	364	12.3%
Corporate & Other	251	273	(22)	(8.1)%
Eliminations	(6,969)	(6,045)	(924)	15.3%
Total operating revenue	$41,898	$37,886	$4,012	10.6%
Operating Gain (Loss)		(Restated)
Health Benefits	$2,159	$1,851	$308	16.6%
CarelonRx	512	398	114	28.6%
Carelon Services	209	200	9	4.5%
Corporate & Other	(49)	(22)	(27)	NM
Operating Margin
Health Benefits	5.8%	5.4%		40 bp
CarelonRx	6.4%	6.0%		40 bp
Carelon Services	6.3%	6.8%		(50) bp

NM    Not meaningful.
bp = basis point; one hundred basis points = 1%.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Health Benefits
Operating revenue increased primarily due to higher premiums from membership growth in our Medicaid business, membership growth in our Medicare Advantage business and premium rate increases to more accurately reflect our post-pandemic cost structure.
Operating gain increased primarily due to premium rate adjustments to more accurately reflect our post-pandemic cost structure and membership growth in our Medicaid business.
CarelonRx
Operating revenue and operating gain increased primarily as a result of growth in CarelonRx pharmacy product revenue driven by growth in integrated medical and standalone pharmacy customers.
Carelon Services
Operating revenue increased primarily due to higher revenue for post-acute care services performed for our Medicare business and behavioral health services performed for our Medicaid business.
The increase in operating gain was primarily driven by improved performance in our care delivery risk business and the expansion of our post-acute care services, partially offset by higher medical cost trends in our behavioral health business.

Corporate & Other
Operating revenue decreased primarily due to lower affiliated revenues in our international operations.
Operating loss increased primarily due to an increase in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2022 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2022, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2023, our critical accounting policies and estimates have not changed from those described in our 2022 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2023, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2022 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2023 and 2022, see Note 8, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2023 and 2022, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2023	2022
Assumed trend factors	$772	$880
Assumed completion factors	296	53
Total	$1,068	$933
The favorable development recognized in the three months ended March 31, 2023 and 2022 resulted primarily from trend factors in late 2022 and late 2021, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed to the favorable development for the three months ended March 31, 2023.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 64.9% and 61.0% for the three months ended March 31, 2023 and 2022, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly higher during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the three months ended March 31, 2023, this metric was 7.5%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development factor from 2021. For the three months ended March 31, 2022, this metric was 7.6%, largely driven by favorable trend factor development at the end of 2021.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2023, this metric was 0.9%, which was calculated using the redundancy of $1,068. For the three months ended March 31, 2022, the comparable metric was 0.9%, which was calculated using the redundancy of $933. We believe these metrics demonstrate an appropriate level of reserve conservatism.
New Accounting Pronouncements
We adopted accounting standard amendments on long-duration insurance accounting which became effective for us on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Form 10-Q have been restated to reflect the impacts of our adoption as required by the new standard. For more information regarding this new accounting pronouncement that was adopted, see the “Recently Adopted Accounting Guidance” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Capital
Our cash receipts result primarily from premiums, product revenue, service fees, investment income, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from the issuance of common stock under our employee stock plans. Cash disbursements result mainly from claims payments, operating expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2023, see Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31
	2023	2022	Change
Sources of Cash:
Net cash provided by operating activities	$6,469	$2,541	$3,928
Issuances of commercial paper and short- and long-term debt, net of repayments	991	211	780
Proceeds from issuance of common stock under employee stock plans	43	76	(33)
Other sources of cash, net	—	420	(420)
Total sources of cash	7,503	3,248	4,255
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,421)	(794)	(627)
Purchases of subsidiaries, net of cash acquired	(1,638)	(61)	(1,577)
Repurchase and retirement of common stock	(622)	(545)	(77)
Purchases of property and equipment	(301)	(254)	(47)
Cash dividends	(351)	(309)	(42)
Other uses of cash, net	(416)	—	(416)
Total uses of cash	(4,749)	(1,963)	(2,786)
Effect of foreign exchange rates on cash and cash equivalents	1	(4)	5
Net increase in cash and cash equivalents	$2,755	$1,281	$1,474
The increase in net cash provided by operating activities was primarily due to the early receipt of April 2023’s premium payments from CMS, timing of working capital changes and higher net income for the three months ended March 31, 2023.
Other significant changes in sources or uses of cash year-over-year included higher amounts for purchases of subsidiaries, net of cash acquired and purchase of investments, net of proceeds from sales, maturities, calls and redemptions. These additional uses of cash were partially offset by increased issuances of commercial paper and short- and long-term debt, net of repayments.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $38,953 at March 31, 2023. Since December 31, 2022, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $3,909, primarily due to cash generated from operations and an increase in market value of our fixed maturity securities. These increases were partially offset by cash used for the purchase of subsidiaries, cash used for common stock repurchases, dividends paid to shareholders and the purchase of property and equipment.
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
At March 31, 2023, we held $1,062 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Periodically, we access capital markets and issue debt (“Notes”) for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 9, “Debt,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.5% and 39.9% as of March 31, 2023 and December 31, 2022, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides for a credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding as of March 31, 2023 or December 31, 2022. As of March 31, 2023, we were in compliance with all of the debt covenants under the 5-Year Facility.
Through certain subsidiaries, we have entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provide combined credit up to $200. Our ability to borrow under the Subsidiary Credit Facilities is subject to compliance with certain covenants. At March 31, 2023 and December 31, 2022, we had no outstanding borrowings under the Subsidiary Credit Facilities.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. At March 31, 2023 and December 31, 2022, we had $325 and $0, respectively, outstanding under our commercial paper program.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility and Subsidiary Credit Facilities, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $265 of outstanding short-term borrowings from the FHLBs at each of March 31, 2023 and December 31, 2022.

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
For additional information regarding our sources and uses of capital at March 31, 2023, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2022, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
Future Sources and Uses of Liquidity
We believe that cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility and our Subsidiary Credit Facilities and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
There have been no material changes to our long-term liquidity requirements as disclosed in our 2022 Annual Report on Form 10-K. For additional updates regarding our estimated long-term liquidity requirements, see Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 10 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including healthcare laws and regulations, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or breaches or our failure to comply with any privacy or security laws or regulations, including any investigations, claims or litigation related thereto; information technology disruptions; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; failure to effectively maintain and modernize our information systems; risks associated with providing pharmacy, healthcare and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2022 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2023, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2023 to January 31, 2023	533,655	$482.68	533,058	$6,619
February 1, 2023 to February 28, 2023	294,308	486.70	293,889	6,476
March 1, 2023 to March 31, 2023	684,708	465.46	477,624	6,254
	1,512,671		1,304,571
1    Total number of shares purchased includes 208,100 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2023, we repurchased 1,304,571 shares at a total cost of $622 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 24, 2023 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

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

3.2		Bylaws of the Company, as amended effective June 28, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

4.7		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	*	(o) Form of Incentive Compensation Plan Non Qualified Stock Option Award Agreement for 2023.

	*	(p) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2023.

	*	(q) Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2023.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Elevance Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

April 19, 2023	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

April 19, 2023	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)