Form 10-Q
period 2023-06-30
Elevance Health, Inc.
filed 2023-07-19
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 13, 2023, 235,647,808 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(In millions, except share and per share data)	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$9,991	$7,387
Fixed maturity securities (amortized cost of $29,915 and $28,226; allowance for credit losses of $7 and $9)	28,021	25,952
Equity securities	272	953
Premium receivables	7,431	7,083
Self-funded receivables	3,896	4,663
Other receivables	5,196	4,298
Other current assets	4,936	5,281
Total current assets	59,743	55,617
Long-term investments:
Fixed maturity securities (amortized cost of $809 and $789; allowance for credit losses of $0 and $0)	775	752
Other invested assets	5,993	5,685
Property and equipment, net	4,547	4,316
Goodwill	25,274	24,383
Other intangible assets	10,703	10,315
Other noncurrent assets	2,133	1,687
Total assets	$109,168	$102,755

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$16,165	$15,596
Other policyholder liabilities	5,954	5,933
Unearned income	4,458	1,112
Accounts payable and accrued expenses	5,033	5,607
Short-term borrowings	265	265
Current portion of long-term debt	—	1,500
Other current liabilities	9,696	9,683
Total current liabilities	41,571	39,696
Long-term debt, less current portion	24,859	22,349
Reserves for future policy benefits	797	803
Deferred tax liabilities, net	1,852	2,015
Other noncurrent liabilities	1,777	1,562
Total liabilities	70,856	66,425
Commitments and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 235,861,650 and 237,958,067	2	2
Additional paid-in capital	8,761	9,084
Retained earnings	31,608	29,647
Accumulated other comprehensive loss	(2,166)	(2,490)
Total shareholders’ equity	38,205	36,243
Noncontrolling interests	107	87
Total equity	38,312	36,330
Total liabilities and equity	$109,168	$102,755

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
(In millions, except per share data)		(Restated)		(Restated)
Revenues
Premiums	$36,589	$33,076	$72,457	$65,861
Product revenue	4,859	3,568	8,881	6,869
Service fees	1,929	1,838	3,937	3,638
Total operating revenue	43,377	38,482	85,275	76,368
Net investment income	416	381	803	741
Net losses on financial instruments	(121)	(231)	(234)	(382)
Total revenues	43,672	38,632	85,844	76,727
Expenses
Benefit expense	31,604	28,795	62,390	57,026
Cost of products sold	4,327	3,069	7,808	5,952
Operating expense	4,818	4,272	9,618	8,617
Interest expense	261	208	512	409
Amortization of other intangible assets	221	166	456	295
Total expenses	41,231	36,510	80,784	72,299
Income before income tax expense	2,441	2,122	5,060	4,428
Income tax expense	585	488	1,200	1,015
Net income	1,856	1,634	3,860	3,413
Net (income) loss attributable to noncontrolling interests	(3)	3	(18)	13
Shareholders’ net income	$1,853	$1,637	$3,842	$3,426
Shareholders’ net income per share
Basic	$7.83	$6.80	$16.21	$14.22
Diluted	$7.79	$6.73	$16.10	$14.05
Dividends per share	$1.48	$1.28	$2.96	$2.56

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2023	2022	2023	2022
		(Restated)		(Restated)
Net income	$1,856	$1,634	$3,860	$3,413
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(119)	(922)	308	(1,991)
Change in non-credit component of impairment losses on investments	(1)	(1)	(3)	(2)
Change in net unrealized gains/losses on cash flow hedges	4	3	15	6
Change in net periodic pension and postretirement costs	3	9	5	16
Change in future policy benefits	(3)	8	(1)	17
Foreign currency translation adjustments	—	(5)	2	(8)
Other comprehensive (loss) income	(116)	(908)	326	(1,962)
Net (income) loss attributable to noncontrolling interests	(3)	3	(18)	13
Other comprehensive loss (income) attributable to noncontrolling interests	—	3	(2)	8
Total shareholders’ comprehensive income	$1,737	$732	$4,166	$1,472

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2023	2022
(In millions)		(Restated)
Operating activities
Net income	$3,860	$3,413
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	234	382
Equity in net earnings of other invested assets	73	(258)
Depreciation and amortization	895	751
Deferred income taxes	(393)	(181)
Share-based compensation	139	122
Changes in operating assets and liabilities:
Receivables, net	(299)	(662)
Other invested assets	(42)	32
Other assets	(529)	(412)
Policy liabilities	583	1,548
Unearned income	3,346	(182)
Accounts payable and other liabilities	160	632
Income taxes	391	(159)
Other, net	1	(33)
Net cash provided by operating activities	8,419	4,993
Investing activities
Purchases of investments	(17,648)	(13,253)
Proceeds from sale of investments	5,339	7,140
Maturities, calls and redemptions from investments	10,656	4,347
Changes in securities lending collateral	145	(620)
Purchases of subsidiaries, net of cash acquired	(1,651)	(609)
Purchases of property and equipment	(651)	(549)
Other, net	(46)	(58)
Net cash used in investing activities	(3,856)	(3,602)
Financing activities
Net proceeds from commercial paper borrowings	90	250
Proceeds from long-term borrowings	2,574	1,300
Repayments of long-term borrowings	(1,908)	(943)
Proceeds from short-term borrowings	—	1,275
Repayments of short-term borrowings	(90)	(1,375)
Changes in securities lending payable	(145)	620
Changes in bank overdrafts	(500)	817
Repurchase and retirement of common stock	(1,268)	(1,169)
Cash dividends	(701)	(618)
Proceeds from issuance of common stock under employee stock plans	81	116
Taxes paid through withholding of common stock under employee stock plans	(99)	(88)
Other, net	5	10
Net cash (used in) provided by financing activities	(1,961)	195
Effect of foreign exchange rates on cash and cash equivalents	2	(10)
Change in cash and cash equivalents	2,604	1,576
Cash and cash equivalents at beginning of period	7,387	4,880
Cash and cash equivalents at end of period	$9,991	$6,456
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2022 (restated)	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income	—	—	—	1,989	—	15	2,004
Other comprehensive income	—	—	—	—	440	2	442
Repurchase and retirement of common stock, including excise tax	(1.3)	—	(51)	(575)	—	—	(626)
Dividends and dividend equivalents	—	—	—	(354)	—	—	(354)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	6	—	—	—	6
Convertible debenture repurchases, conversions and tax adjustments	—	—	(342)	—	—	—	(342)
March 31, 2023	237.1	2	8,697	30,707	(2,050)	104	37,460
Net income	—	—	—	1,853	—	3	1,856
Other comprehensive income	—	—	—	—	(116)	—	(116)
Repurchase and retirement of common stock, including excise tax	(1.4)	—	(52)	(600)	—	—	(652)
Dividends and dividend equivalents	—	—	—	(352)	—	—	(352)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	116	—	—	—	116
June 30, 2023	235.9	$2	$8,761	$31,608	$(2,166)	$107	$38,312

See accompanying notes.

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2021 (restated)	241.8	$2	$9,148	$27,142	$(197)	$68	$36,163
Adoption of Accounting Standards Update 2020-06	—	—	—	(23)	—	—	(23)
January 1, 2022 (restated)	241.8	2	9,148	27,119	(197)	68	36,140
Net income (loss) (restated)	—	—	—	1,789	—	(10)	1,779
Other comprehensive loss (restated)	—	—	—	—	(1,049)	(5)	(1,054)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.2)	—	(45)	(500)	—	—	(545)
Dividends and dividend equivalents	—	—	—	(312)	—	—	(312)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	39	—	—	—	39
Convertible debenture repurchases and conversions	—	—	9	—	—	—	9
March 31, 2022 (restated)	241.1	2	9,151	28,096	(1,246)	56	36,059
Net income (loss) restated	—	—	—	1,637	—	(3)	1,634
Other comprehensive loss (restated)	—	—	—	—	(905)	(3)	(908)
Noncontrolling interests adjustment	—	—	—	—	—	5	5
Repurchase and retirement of common stock	(1.3)	—	(48)	(576)	—	—	(624)
Dividends and dividend equivalents	—	—	—	(310)	—	—	(310)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	111	—	—	—	111
Convertible debenture repurchases and conversions	—	—	(80)	—	—	—	(80)
June 30, 2022 (restated)	240.0	$2	$9,134	$28,847	$(2,151)	$55	$35,887

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2023
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 48 million medical members through our affiliated health plans as of June 30, 2023. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also unaffiliated health plans, including pharmacy services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
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
As we announced in 2022, over the next several years we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans; and
•Wellpoint — we are uniting select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related brands and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
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
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) , unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 have been recorded. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or any other period. The seasonal nature of portions of our health care and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $391 and $258 at June 30, 2023 and December 31, 2022, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from employer risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $184 and $152 at June 30, 2023 and December 31, 2022, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $86 and $68 at June 30, 2023 and December 31, 2022, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $816 and $744 at June 30, 2023 and December 31, 2022, respectively.

Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2023. For the three and six months ended June 30, 2023 and 2022, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 change the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Form 10-Q have been restated to reflect the impacts of our adoption as required by the new standard.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2022 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.
3.    Business Acquisitions and Divestitures
Pending Divestiture
On March 28, 2023, we announced our entrance into an agreement to sell our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard will enter into a product distribution partnership. The divestiture is expected to close by the end of the first quarter of 2024 and is subject to standard closing conditions and customary approvals. The related net assets held for sale and results of operations for the employee benefits businesses to be divested as of and for the three and six months ending June 30, 2023 were not material.
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
Completed Acquisitions
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of June 30, 2023, the purchase price was allocated to the tangible and intangible net assets acquired based on management’s initial estimates of their fair values, of which $820 has been allocated to finite-lived intangible assets and $877 to goodwill, including an increase to goodwill for measurement period adjustments of $149 during the quarter ended June 30, 2023. The majority of goodwill is not deductible for income tax purposes. As of June 30, 2023, the initial accounting for the acquisition had not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The initial accounting for this acquisition was finalized as of June 30, 2023. The purchase price was allocated to tangible and intangible net assets acquired based on management’s estimates of their fair values, of which $89 has been allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $139 to goodwill. Contractual purchase price adjustments during the quarter ended June 30, 2023 were $13 and resulted in an increase to goodwill. The majority of goodwill is deductible for income tax purposes. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
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

A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2023 and December 31, 2022 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

June 30, 2023
Fixed maturity securities:
United States Government securities	$1,957	$1	$(75)	$—	$1,883
Government sponsored securities	94	1	(4)	—	91
Foreign government securities	337	2	(41)	(1)	297
States, municipalities and political subdivisions, tax-exempt	3,957	22	(207)	—	3,772
Corporate securities	14,276	50	(997)	(4)	13,325
Residential mortgage-backed securities	3,617	11	(313)	—	3,315
Commercial mortgage-backed securities	2,262	2	(180)	(2)	2,082
Other asset-backed securities	4,224	15	(208)	—	4,031
Total fixed maturity securities	$30,724	$104	$(2,025)	$(7)	$28,796
December 31, 2022
Fixed maturity securities:
United States Government securities	$1,502	$2	$(103)	$—	$1,401
Government sponsored securities	82	1	(5)	—	78
Foreign government securities	321	1	(46)	(2)	274
States, municipalities and political subdivisions, tax-exempt	4,389	19	(265)	—	4,143
Corporate securities	13,721	31	(1,218)	(5)	12,529
Residential mortgage-backed securities	2,978	9	(324)	—	2,663
Commercial mortgage-backed securities	2,055	1	(176)	(2)	1,878
Other asset-backed securities	3,967	12	(241)	—	3,738
Total fixed maturity securities	$29,015	$76	$(2,378)	$(9)	$26,704
Other asset-backed securities primarily consists of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at June 30, 2023 and December 31, 2022, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2023
Fixed maturity securities:
United States Government securities	58	$1,019	$(29)	48	$278	$(46)
Government sponsored securities	18	63	(2)	29	18	(2)
Foreign government securities	97	56	(2)	224	186	(39)
States, municipalities and political subdivisions, tax-exempt	702	1,278	(20)	925	1,598	(187)
Corporate securities	2,051	4,323	(129)	3,216	6,910	(868)
Residential mortgage-backed securities	642	1,251	(38)	1,286	1,714	(275)
Commercial mortgage-backed securities	246	701	(28)	553	1,316	(152)
Other asset-backed securities	348	1,258	(62)	827	2,265	(146)
Total fixed maturity securities	4,162	$9,949	$(310)	7,108	$14,285	$(1,715)
December 31, 2022
Fixed maturity securities:
United States Government securities	61	$701	$(40)	38	$442	$(63)
Government sponsored securities	39	73	(4)	6	5	(1)
Foreign government securities	150	100	(10)	198	142	(36)
States, municipalities and political subdivisions, tax-exempt	1,398	2,615	(147)	396	652	(118)
Corporate securities	3,551	7,826	(549)	2,204	3,521	(669)
Residential mortgage-backed securities	1,341	1,435	(121)	496	982	(203)
Commercial mortgage-backed securities	457	1,082	(76)	324	719	(100)
Other asset-backed securities	784	2,203	(124)	398	1,074	(117)
Total fixed maturity securities	7,781	$16,035	$(1,071)	4,060	$7,537	$(1,307)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of June 30, 2023, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $7 and $9 at June 30, 2023 and December 31, 2022, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

The amortized cost and fair value of fixed maturity securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,127	$1,118
Due after one year through five years	8,193	7,810
Due after five years through ten years	9,466	8,883
Due after ten years	6,059	5,588
Mortgage-backed securities	5,879	5,397
Total fixed maturity securities	$30,724	$28,796
During the three and six months ended June 30, 2023, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $9,675 and $15,085, respectively. During the three and six months ended June 30, 2022, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $7,026 and $10,672, respectively.
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
Equity Securities
A summary of marketable equity securities at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Equity securities:
Exchange traded funds	$166	$822
Common equity securities	31	43
Private equity securities	75	88
Total	$272	$953
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

Investment Gains and Losses
Net investment (losses) gains for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$11	$16	$21	$36
Gross realized losses from sales	(99)	(176)	(214)	(254)
Impairment losses recognized in income	(3)	(1)	(10)	(21)
Net realized losses from sales of fixed maturity securities	(91)	(161)	(203)	(239)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held at the end of the period	2	(83)	(2)	(154)
Net realized gains (losses) recognized on equity securities sold during the period	1	(5)	4	(19)
Net gains (losses) on equity securities	3	(88)	2	(173)
Other investments:
Gross gains	2	10	20	33
Gross losses	(16)	(15)	(9)	(44)
Impairment losses recognized in income	(26)	(1)	(29)	(5)
Net losses on other investments	(40)	(6)	(18)	(16)
Net losses on investments	$(128)	$(255)	$(219)	$(428)
Accrued Investment Income
At June 30, 2023 and December 31, 2022, accrued investment income totaled $266 and $245, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,311 and $2,457 at June 30, 2023 and December 31, 2022, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of June 30, 2023 and December 31, 2022. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At June 30, 2023 and December 31, 2022, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,237 and $2,221, respectively, of United States Government securities for $73 and $224, respectively, and of Residential Mortgage-Backed securities for $1 and $12, respectively.
5.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.

We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the Secured Overnight Financing Rate (“SOFR”). Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current assets,” “Other noncurrent assets,” “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $214 and $229 at June 30, 2023 and December 31, 2022, respectively.
During the three and six months ended months ended June 30, 2023, we recognized net gains of $7 and net losses of $15, respectively, on non-hedging derivatives. During the three and six months ended months ended June 30, 2022, we recognized net gains on non-hedging derivatives of $24 and $46, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 is as follows:

	Level I	Level II	Level III	Total
June 30, 2023
Assets:
Cash equivalents	$6,100	$—	$—	$6,100
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,883	—	1,883
Government sponsored securities	—	91	—	91
Foreign government securities	—	297	—	297
States, municipalities and political subdivisions, tax-exempt	—	3,772	—	3,772
Corporate securities	—	13,222	103	13,325
Residential mortgage-backed securities	—	3,315	—	3,315
Commercial mortgage-backed securities	—	2,082	—	2,082
Other asset-backed securities	—	3,665	366	4,031
Total fixed maturity securities, available-for-sale	—	28,327	469	28,796
Equity securities:
Exchange traded funds	166	—	—	166
Common equity securities	12	19	—	31
Private equity securities	—	—	75	75
Total equity securities	178	19	75	272
Other invested assets - common equity securities	121	—	—	121
Securities lending collateral	—	2,312	—	2,312
Derivatives - other assets	—	3	—	3
Total assets	$6,399	$30,661	$544	$37,604
Liabilities:
Derivatives - other liabilities	$—	$(69)	$—	$(69)
Total liabilities	$—	$(69)	$—	$(69)

December 31, 2022
Assets:
Cash equivalents	$3,567	$—	$—	$3,567
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,401	—	1,401
Government sponsored securities	—	78	—	78
Foreign government securities	—	274	—	274
States, municipalities and political subdivisions, tax-exempt	—	4,143	—	4,143
Corporate securities	—	12,392	137	12,529
Residential mortgage-backed securities	—	2,663	—	2,663
Commercial mortgage-backed securities	—	1,878	—	1,878
Other asset-backed securities	—	3,382	356	3,738
Total fixed maturity securities, available-for-sale	—	26,211	493	26,704
Equity securities:
Exchange traded funds	822	—	—	822
Common equity securities	2	41	—	43
Private equity securities	—	—	88	88
Total equity securities	824	41	88	953
Other invested assets - common equity securities	103	—	—	103
Securities lending collateral	—	2,457	—	2,457
Derivatives - other assets	—	3	—	3
Total assets	$4,494	$28,712	$581	$33,787
Liabilities:
Derivatives - other liabilities	$—	$(60)	$—	$(60)
Total liabilities	$—	$(60)	$—	$(60)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2023 and 2022 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset- backed Securities	Equity Securities	Total
Three Months Ended June 30, 2023
Beginning balance at April 1, 2023	$142	$—	$390	$78	$610
Total gains (losses):
Recognized in net income	(2)	—	1	2	1
Recognized in accumulated other comprehensive loss	1	—	(9)	—	(8)
Purchases	2	—	7	—	9
Sales	(10)	—	(5)	(5)	(20)
Settlements	(4)	—	—	—	(4)
Transfers into Level III	—	—	6	—	6
Transfers out of Level III	(26)	—	(24)	—	(50)
Ending balance at June 30, 2023	$103	$—	$366	$75	$544
Change in unrealized losses included in net income related to assets still held at June 30, 2023	$—	$—	$—	$1	$1

Three Months Ended June 30, 2022
Beginning balance at April 1, 2022	$341	$4	$37	$99	$481
Total gains (losses):
Recognized in net income	(5)	—	—	(2)	(7)
Purchases	11	—	190	11	212
Sales	(188)	—	—	(14)	(202)
Settlements	(5)	—	—	—	(5)
Transfers into Level III	14	—	—	—	14
Transfers out of Level III	(13)	(4)	(9)	—	(26)
Ending balance at June 30, 2022	$155	$—	$218	$94	$467
Change in unrealized gains included in net income related to assets still held at June 30, 2022	$—	$—	$—	$(3)	$(3)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2023 and 2022 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset- backed Securities	Equity Securities	Total
Six Months Ended June 30, 2023
Beginning balance at January 1, 2023	$137	$—	$356	$88	$581
Total losses:
Recognized in net income	(3)	—	1	(5)	(7)
Recognized in accumulated other comprehensive loss	2	—	(4)	—	(2)
Purchases	4	—	18	1	23
Sales	(10)	—	(11)	(9)	(30)
Settlements	(6)	—	—	—	(6)
Transfers into Level III	—	—	6	—	6
Transfers out of Level III	(21)	—	—	—	(21)
Ending balance at June 30, 2023	$103	$—	$366	$75	$544
Change in unrealized gains included in net income related to assets still held at June 30, 2023	$—	$—	$—	$(6)	$(6)

Six Months Ended June 30, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains:
Recognized in net income	(4)	—	—	1	(3)
Recognized in accumulated other comprehensive loss	(2)	—	—	—	(2)
Purchases	35	—	205	20	260
Sales	(175)	—	—	(16)	(191)
Settlements	(39)	—	—	—	(39)
Transfers into Level III	14	—	—	—	14
Transfers out of Level III	(10)	(5)	(6)	—	(21)
Ending balance at June 30, 2022	$155	$—	$218	$94	$467
Change in unrealized gains included in net income related to assets still held at June 30, 2022	$—	$—	$—	$1	$1
There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2023 or 2022.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of BioPlus in the first quarter of 2023 and Integra during the second quarter of 2022. The net assets acquired in our acquisitions of BioPlus and Integra and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of BioPlus and Integra were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of BioPlus and Integra described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2023 or 2022.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2023 or 2022.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2023 and December 31, 2022 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2023
Assets:
Other invested assets	$5,872	$—	$—	$5,872	$5,872
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Notes	24,859	—	22,872	—	22,872

December 31, 2022
Assets:
Other invested assets	$5,582	$—	$—	$5,582	$5,582
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Notes	23,786	—	21,861	—	21,861
Convertible debentures	63	—	463	—	463
7.     Income Taxes
During the three months ended June 30, 2023 and 2022, we recognized income tax expense of $585 and $488 (restated), respectively, which represent effective income tax rates of 24.0% and 23.0% (restated), respectively. The increase in our effective income tax rate from the three months ended June 30, 2022 is primarily due to the tax impact of expected geographic changes in our mix of 2023 earnings and reduced investment tax credits.
During the six months ended June 30, 2023 and 2022, we recognized income tax expense of $1,200 and $1,015 (restated), respectively, which represent effective income tax rates of 23.7% and 22.9% (restated), respectively. The increase in our effective income tax rate from the six months ended June 30, 2022 is primarily related to the tax impact of expected geographic changes in our mix of 2023 earnings and reduced investment tax credits.
Income taxes receivable totaled $48 and $440 at June 30, 2023 and December 31, 2022, respectively. We recognize the income receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

8. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the six months ended June 30, 2023 and 2022 is as follows:

	2023	2022
Gross medical claims payable, beginning of period	$15,348	$13,282
Ceded medical claims payable, beginning of period	(6)	(21)
Net medical claims payable, beginning of period	15,342	13,261
Business combinations and purchase adjustments	—	133
Net incurred medical claims:
Current period	61,290	55,737
Prior periods redundancies	(1,112)	(972)
Total net incurred medical claims	60,178	54,765
Net payments attributable to:
Current period medical claims	48,217	42,882
Prior periods medical claims	11,409	10,401
Total net payments	59,626	53,283
Net medical claims payable, end of period	15,894	14,876
Ceded medical claims payable, end of period	8	13
Gross medical claims payable, end of period	$15,902	$14,889
At June 30, 2023, the total of net incurred but not reported liabilities plus expected development on reported claims was $597, $2,224 and $13,073 for the claim years 2021 and prior, 2022 and 2023, respectively.
The favorable development recognized in the six months ended June 30, 2023 and 2022 resulted primarily from trend factors in late 2022 and late 2021, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter parts of 2022 developing faster than expected also contributed to the favorable development in the six months ended June 30, 2023.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the periods in 2023 is as follows:

	Three Months Ended		Six Months Ended June 30, 2023
	March 31, 2023	June 30, 2023
Total net incurred medical claims	$29,683	$30,495	$60,178
Quality improvement and other claims expense	1,103	1,109	2,212
Benefit expense	$30,786	$31,604	$62,390
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the periods in 2022 is as follows:

	Three Months Ended		Six Months Ended June 30, 2022
	March 31, 2022	June 30, 2022
	(Restated)	(Restated)	(Restated)
Total net incurred medical claims	$27,131	$27,634	$54,765
Quality improvement and other claims expense	1,100	1,161	2,261
Benefit expense	$28,231	$28,795	$57,026

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of June 30, 2023 and December 31, 2022, is as follows:

	June 30, 2023	December 31, 2022

Net medical claims payable, end of period	$15,894	$15,342
Ceded medical claims payable, end of period	8	6
Insurance lines other than short duration	263	248
Gross medical claims payable, end of period	$16,165	$15,596
9.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2023 and December 31, 2022, we had $24,834 and $23,761, respectively, outstanding under these notes.
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
We have an unsecured surplus note with an outstanding principal balance of $25 at both June 30, 2023 and December 31, 2022.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of June 30, 2023, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.6%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of June 30, 2023, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the six months ended June 30, 2023 or the year ended December 31, 2022.
Through certain subsidiaries, we had previously entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provided combined credit of up to $200. As of June 30, 2023, the Subsidiary Credit Facilities have been terminated.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. At June 30, 2023 and December 31, 2022, we had $90 and $0, respectively, outstanding under this program. Beginning June 30, 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.

On March 15, 2023, we redeemed all of our outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), pursuant to the indenture dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures were redeemed at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to, but excluding, the date of redemption, for cash totaling $5. During the three months ended March 31, 2023, $59 of aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and conditions of the indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three months ended March 31, 2023 of $404.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $175 and $265 of outstanding short-term borrowings from the FHLBs at June 30, 2023 and December 31, 2022, respectively.
All debt is a direct obligation of Elevance Health, Inc., except for the surplus note and the FHLBs borrowings.
10.     Commitments and Contingencies
Litigation and Regulatory Proceedings
In the ordinary course of business, we are defendants in, or parties to, a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint, or in other court filings, the amount of damages being sought, we have noted those alleged damages in the descriptions below. With respect to the cases described below, we contest liability and/or the amount of damages in each matter and believe we have meritorious defenses.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at June 30, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals are proceeding in the United States Court of Appeals for the Eleventh Circuit, which has scheduled oral argument on the appeals for September 2023. In the event that all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determined the standard of review applicable to the providers’ claims. In response to that order, the parties filed renewed standard of review motions in May 2021. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants, and (ii) granting the provider plaintiffs’ motion for partial summary judgment, determining that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the provider groups’ boycott claims are subject to the rule of reason. In November 2022, the Court issued an order requiring the parties to submit supplemental briefs on certain questions related to the providers’ renewed motion for class certification. We intend to continue to vigorously defend the provider litigation, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) ("Alaska Air"); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) ("Jet Blue"); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.) ("Bed Bath & Beyond"); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 2:22-cv-00261-RDP (N.D. Ala.); and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.). In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In March 2023, pursuant to a stipulation by the parties, the Court denied the defendants’ motion to dismiss also based on a statute of limitations defense in Bed Bath & Beyond. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
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
In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. In November 2021, the plaintiff appealed the summary judgment order. In March 2023, the appeal was argued before the California Second District Court of Appeal (the "Second District"). The Second District affirmed the Superior Court's summary judgment order in April 2023. The plaintiff filed a petition for review with the California Supreme Court in June 2023, and BCC filed its answer to the petition in the same month. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The agreement superseded certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at June 30, 2023 is approximately $621. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
A summary of our cash dividend activity for the six months ended June 30, 2023 and 2022 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
April 18, 2023	June 9, 2023	June 23, 2023	$1.48	$350

Six Months Ended June 30, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
April 19, 2022	June 10, 2022	June 24, 2022	$1.28	$309
On July 18, 2023, our Audit Committee declared a third quarter 2023 dividend to shareholders of $1.48 per share, payable on September 22, 2023 to shareholders of record at the close of business on September 8, 2023.
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

A summary of common stock repurchases for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30
	2023	2022
Shares repurchased	2.7	2.5
Average price per share	$466.62	$471.72
Aggregate cost	$1,268	$1,169
Authorization remaining at the end of the period	$5,608	$3,022
For additional information regarding the use of capital for debt security repurchases, see Note 9, “Debt,” included in this Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2.8	$293.28
Granted	0.6	469.05
Exercised	(0.2)	268.35
Forfeited or expired	—	391.44
Outstanding at June 30, 2023	3.2	323.85	6.51	$402
Exercisable at June 30, 2023	2.1	265.51	5.31	$376
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the six months ended June 30, 2023 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	1.2	$357.21
Granted	0.6	469.60
Vested	(0.6)	301.18
Forfeited	—	405.25
Nonvested at June 30, 2023	1.2	422.67
During the six months ended June 30, 2023, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2023 to 2025. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2025 based on results in the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
	2023	2022
Risk-free interest rate	3.95%	1.97%
Volatility factor	29.00%	29.00%
Quarterly dividend yield	0.316%	0.282%
Weighted-average expected life (years)	4.40	5.10
The following weighted-average fair values per option or share were determined for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
	2023	2022
Options granted during the period	$127.13	$116.80
Restricted stock awards granted during the period	469.60	452.78

12.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
		(Restated)		(Restated)
Net unrealized investment (losses) gains:
Beginning of period balance	$(1,330)	$(570)	$(1,755)	$494
Other comprehensive (loss) gain before reclassifications, net of tax benefit (expense) of $61, $323, $(25) and $677, respectively	(191)	(1,050)	146	(2,196)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $(23), $(34), $(51) and $(55), respectively	72	128	162	205
Other comprehensive (loss) income	(119)	(922)	308	(1,991)
Other comprehensive loss (income) attributable to noncontrolling interests, net of tax benefit (expense) of $0, $(1), $0 and $(3), respectively	—	3	(2)	8
End of period balance	(1,449)	(1,489)	(1,449)	(1,489)
Non-credit components of impairments on investments:
Beginning of period balance	(5)	(1)	(3)	—
Other comprehensive loss, net of tax benefit of $0, $0, $1 and $1, respectively	(1)	(1)	(3)	(2)
End of period balance	(6)	(2)	(6)	(2)
Net cash flow hedges:
Beginning of period balance	(218)	(236)	(229)	(239)
Other comprehensive income, net of tax (expense) of $(1), $(1), $7 and $(2), respectively	4	3	15	6
End of period balance	(214)	(233)	(214)	(233)
Pension and other postretirement benefits:
Beginning of period balance	(497)	(422)	(499)	(429)
Other comprehensive income, net of tax expense of $(1), $(4), $(2) and $(6), respectively	3	9	5	16
End of period balance	(494)	(413)	(494)	(413)
Future policy benefits:
Beginning of period balance	15	(10)	13	(19)
Other comprehensive (loss) income, net of tax expense of $1, $0, $1 and $0, respectively	(3)	8	(1)	17
End of period balance	12	(2)	12	(2)
Foreign currency translation adjustments:
Beginning of period balance	(15)	(7)	(17)	(4)
Other comprehensive income (loss), net of tax benefit of $(5), $1, $(3) and $2, respectively	—	(5)	2	(8)
End of period balance	(15)	(12)	(15)	(12)
Total:
Total beginning of period accumulated other comprehensive loss	(2,050)	(1,246)	(2,490)	(197)
Total other comprehensive (loss) income, net of tax benefit (expense) of $32, $285, $(72), and $617, respectively	(116)	(908)	326	(1,962)
Total other comprehensive loss (income) attributable to noncontrolling interests, net of tax benefit (expense) of $0, $(1), $0and $(3) respectively	—	3	(2)	8
Total end of period accumulated other comprehensive loss	$(2,166)	$(2,151)	$(2,166)	$(2,151)

13.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Denominator for basic earnings per share – weighted-average shares	236.6	240.7	237.0	241.0
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	1.2	2.7	1.7	2.9
Denominator for diluted earnings per share	237.8	243.4	238.7	243.9
During the three months ended June 30, 2023 and 2022, weighted-average shares related to certain stock options of 1.0 and 0.5 respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2023 and 2022, weighted-average shares related to certain stock options of 0.7 and 0.4, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three and six months ended June 30, 2023, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2023 through 2025. During the three and six months ended months ended June 30, 2022, we issued approximately 0.0 and 0.5 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2022 through 2024. The contingent restricted stock units have been excluded from the denominators for diluted earnings per share and will be included only if and when the contingency is met.
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
Our Health Benefits segment offers a comprehensive suite of health plans and services to our Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEHB program members. Our Health Benefits segment also includes our National Government Services business. The Health Benefits segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision, life, disability and supplemental health insurance benefits.
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
Financial data by reportable segment for the three months ended June 30, 2023 and 2022 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended June 30, 2023
Premiums	$36,233	$—	$429	$429	$—	$(73)	$36,589
Product revenue	—	4,859	—	4,859	—	—	4,859
Service fees	1,767	—	201	201	(39)	—	1,929
Operating revenue - unaffiliated	38,000	4,859	630	5,489	(39)	(73)	43,377
Operating revenue - affiliated	—	3,607	2,811	6,418	326	(6,744)	—
Operating revenue - total	$38,000	$8,466	$3,441	$11,907	$287	$(6,817)	$43,377

Operating gain (loss)	$2,148	$496	$136	$632	$(152)	$—	$2,628

Three Months Ended June 30, 2022
Premiums	$32,787	$—	$327	$327	$—	$(38)	$33,076
Product revenue	—	3,568	—	3,568	—	—	3,568
Service fees	1,609	—	220	220	9	—	1,838
Operating revenue - unaffiliated	34,396	3,568	547	4,115	9	(38)	38,482
Operating revenue - affiliated	—	3,503	2,436	5,939	306	(6,245)	—
Operating revenue - total	$34,396	$7,071	$2,983	$10,054	$315	$(6,283)	$38,482

Operating gain (loss) (restated)	$1,781	$479	$113	$592	$(27)	$—	$2,346

Financial data by reportable segment for the six months ended June 30, 2023 and 2022 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Six Months Ended June 30, 2023
Premiums	$71,767	$—	$839	$839	$—	$(149)	$72,457
Product revenue	—	8,881	—	8,881	—	—	8,881
Service fees	3,513	—	408	408	16	—	3,937
Operating revenue - unaffiliated	75,280	8,881	1,247	10,128	16	(149)	85,275
Operating revenue - affiliated	—	7,609	5,506	13,115	522	(13,637)	—
Operating revenue - total	$75,280	$16,490	$6,753	$23,243	$538	$(13,786)	$85,275

Operating gain (loss)	$4,307	$1,008	$345	$1,353	(201)	—	5,459

Six Months Ended June 30, 2022
Premiums	$65,250	$—	$693	$693	$—	$(82)	$65,861
Product revenue	—	6,869	—	6,869	—	—	6,869
Service fees	3,173	—	446	446	19	—	3,638
Operating revenue - unaffiliated	68,423	6,869	1,139	8,008	19	(82)	76,368
Operating revenue - affiliated	—	6,885	4,792	11,677	569	(12,246)	—
Operating revenue - total	$68,423	$13,754	$5,931	$19,685	$588	$(12,328)	$76,368

Operating gain (loss) (restated)	$3,632	$877	$313	$1,190	$(49)	$—	$4,773
For segment reporting, we present all capitated risk arrangements on a gross basis; therefore, eliminations also include adjustments for unaffiliated capitated risk arrangements that are recognized on a net basis under GAAP, as well as affiliated eliminations.
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Reportable segments’ operating revenue	43,377	$38,482	$85,275	$76,368
Net investment income	416	381	803	741
Net losses on financial instruments	(121)	(231)	(234)	(382)
Total revenues	$43,672	$38,632	$85,844	$76,727

A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
		(Restated)		(Restated)
Income before income tax expense	$2,441	$2,122	$5,060	$4,428
Net investment income	(416)	(381)	(803)	(741)
Net losses on financial instruments	121	231	234	382
Interest expense	261	208	512	409
Amortization of other intangible assets	221	166	456	295
Reportable segments’ operating gain	$2,628	$2,346	$5,459	$4,773
15.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 11 years.
The information related to our leases is as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Operating Leases
Right-of-use assets	Other noncurrent assets	$605	$604
Lease liabilities, current	Other current liabilities	178	181
Lease liabilities, noncurrent	Other noncurrent liabilities	717	751

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Lease Expense
Operating lease expense	$32	$33	$57	$65
Short-term and variable lease expense	16	11	29	24
Sublease income	(1)	(1)	(2)	(2)
Total lease expense	$47	$43	$84	$87

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$54	$53	$105	$105
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$18	$29	$40	$37
As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term of our operating leases was 7 years for each period. The lease liabilities reflect a weighted average discount rate of 3.28% at June 30, 2023 and 2.98% at December 31, 2022.

Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2023 (excluding the six months ended June 30, 2023)	$110
2024	195
2025	162
2026	128
2027	93
Thereafter	329
Total future minimum payments	1,017
Less imputed interest	122
Total lease liabilities	$895

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
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2023 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2023, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 48 million medical members through our affiliated health plans as of June 30, 2023. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serve members as the Blue Cross or Blue Cross and Blue Shield licensee in 14 states. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services and other healthcare-related services.
As we announced in 2022, over the next several years we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans; and
•Wellpoint — we are uniting select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related brands and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2022 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Under the Consolidated Appropriations Act of 2023 (the “2023 Appropriations Act”), Congress decoupled Medicaid eligibility redeterminations from the Public Health Emergency initially declared in January 2020 relating to COVID-19 (the “PHE”). As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. As redeterminations have resumed, we have experienced a decline in our Medicaid membership. Over time, we expect growth in our commercial plans, including through the Public Exchanges, as members who do not qualify for redetermination exit the Medicaid program in our 14 commercial states and seek coverage elsewhere. On May 11, 2023, the PHE ended in accordance with the Biden Administration’s January 30, 2023 announcement. Some states such as California have extended their COVID-19 related policies beyond the PHE.

The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing Centers for Medicare and Medicaid Services (“CMS”) to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until 2032. The extension of the enhanced PTC has allowed for growth in Individual exchange market enrollment as Medicaid eligibility redeterminations have resumed, supporting continuity of coverage for more people.
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
The health plan price transparency regulations issued by the U.S. Departments of Health and Human Services, Labor and Treasury required us in 2022 to begin disclosing detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we are now required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. In 2024, this requirement will expand to all items and services.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), continues to impact our business and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS also frequently proposes changes to its program that audits data submitted under the risk adjustment programs in ways that could increase financial recoveries from plans.
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020. Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals are proceeding in the United States Court of Appeals for the Eleventh Circuit, which has scheduled oral argument on the appeals for September 2023. In the event all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 10, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Selected Operating Performance
For the twelve months ended June 30, 2023, total medical membership increased by 0.9 million, or 2.0%. Our membership increase was primarily driven by growth in our Medicaid business, increased BlueCard sales and growth in both our Individual Public Exchange and Medicare Advantage products, partially offset by attrition in our Employer Group risk-based business.
Operating revenue for the three months ended June 30, 2023 was $43,377, an increase of $4,895, or 12.7%, from the three months ended June 30, 2022. Operating revenue for the six months ended June 30, 2023 was $85,275, an increase of $8,907, or 11.7%, from the six months ended June 30, 2022. This increase in operating revenue for both periods was primarily driven by higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect cost of care and membership growth in our Medicaid and Medicare Advantage businesses. The increase in operating revenue was further attributable to growth in CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Net income for the three months ended June 30, 2023 was $1,856, an increase of $222, or 13.6%, from the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 was $3,860, an increase of $447, or 13.1%, from the six months ended June 30, 2022. The increase in net income for both periods was primarily due to operating gain increases in our Health Benefits, CarelonRx and Carelon Services business segments, lower net losses on financial instruments and higher net investment income. These increases were partially offset by higher income taxes, additional amortization of other intangible assets and increased interest expense.

Our fully-diluted shareholders’ earnings per share (“EPS”) was $7.79 for the three months ended June 30, 2023, which represented a 15.8% increase from EPS of $6.73 for the three months ended June 30, 2022. Our fully-diluted EPS was $16.10 for the six months ended June 30, 2023, which represented a 14.6% increase from fully-diluted EPS of $14.05 for the six months ended June 30, 2022. The increase in EPS for both periods resulted primarily from higher net income.
Operating cash flow for the six months ended June 30, 2023 and 2022 was $8,419 and $4,993, respectively. The increase was primarily due to the timing of CMS payments received in the current year and higher net income for the six months ended June 30, 2023, partially offset by the timing of working capital changes.

Membership and Other Metrics
The following table presents our medical membership by customer type as of June 30, 2023 and 2022. Also included below are other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

	June 30
	2023	2022	Change	% Change
Medical Membership (in thousands)
Individual	949	803	146	18.2%
Employer Group Risk-Based	3,765	4,020	(255)	(6.3)%
Commercial Risk-Based	4,714	4,823	(109)	(2.3)%
BlueCard®	6,737	6,445	292	4.5%
Employer Group Fee-Based	20,160	20,086	74	0.4%
Commercial Fee-Based	26,897	26,531	366	1.4%
Medicare Advantage	2,059	1,946	113	5.8%
Medicare Supplement	926	942	(16)	(1.7)%
Total Medicare	2,985	2,888	97	3.4%
Medicaid	11,759	11,181	578	5.2%
Federal Employees Health Benefits (“FEHB”)	1,634	1,628	6	0.4%
Total Medical Membership	47,989	47,051	938	2.0%

Other Membership (in thousands)
Life and Disability Members	4,686	4,779	(93)	(1.9)%
Dental Members	6,728	6,620	108	1.6%
Dental Administration Members	1,694	1,589	105	6.6%
Vision Members	9,850	9,385	465	5.0%
Medicare Part D Standalone Members	263	276	(13)	(4.7)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	77.4	76.4	1.0	1.3%
Carelon Services Consumers Served	103.6	104.7	(1.1)	(1.1)%

Medical Membership
Medical membership increased primarily due to growth in our Medicaid business, increased BlueCard sales and growth in both our Individual Public Exchange and Medicare Advantage products, partially offset by attrition in our Employer Group risk-based business.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to lapses associated with our Employer Group risk-based accounts. Dental membership increased primarily due to greater penetration in our Employer Group risk-based accounts and increases in our FEHB program. Dental administration membership increased primarily due to favorable in-group-change with other BCBSA plans associated with the FEHB program. Vision membership increased due to sales exceeding lapses in our Employer Group risk-based accounts and increases associated with Medicare Advantage plans.
Other Metrics
CarelonRx quarterly adjusted scripts increased due to growth in our standalone pharmacy customers.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2023 vs. 2022		2023 vs. 2022
	2023	2022	2023	2022	$	%	$	%
		(Restated)		(Restated)
Total operating revenue	$43,377	$38,482	$85,275	$76,368	$4,895	12.7%	$8,907	11.7%
Net investment income	416	381	803	741	35	9.2%	62	8.4%
Net losses on financial instruments	(121)	(231)	(234)	(382)	110	(47.6)%	148	(38.7)%
Total revenues	43,672	38,632	85,844	76,727	5,040	13.0%	9,117	11.9%
Benefit expense	31,604	28,795	62,390	57,026	2,809	9.8%	5,364	9.4%
Cost of products sold	4,327	3,069	7,808	5,952	1,258	41.0%	1,856	31.2%
Operating expense	4,818	4,272	9,618	8,617	546	12.8%	1,001	11.6%
Other expense[1]	482	374	968	704	108	28.9%	264	37.5%
Total expenses	41,231	36,510	80,784	72,299	4,721	12.9%	8,485	11.7%
Income before income tax expense	2,441	2,122	5,060	4,428	319	15.0%	632	14.3%
Income tax expense	585	488	1,200	1,015	97	19.9%	185	18.2%
Net income	$1,856	$1,634	$3,860	$3,413	$222	13.6%	$447	13.1%
Net (income) loss attributable to noncontrolling interests	(3)	3	(18)	13	(6)	NM	(31)	NM
Shareholders’ net income	$1,853	$1,637	$3,842	$3,426	$216	13.2%	$416	12.1%

Average diluted shares outstanding	237.8	243.4	238.7	243.9	(5.6)	(2.3)%	(5.2)	(2.1)%
Diluted shareholders’ net income per share	$7.79	$6.73	$16.10	$14.05	$1.06	15.8%	$2.05	14.6%
Effective tax rate	24.0%	23.0%	23.7%	22.9%		100 bp3		80 bp3
Benefit expense ratio[2]	86.4%	87.1%	86.1%	86.6%		(70) bp3		(50) bp3
Operating expense ratio[4]	11.1%	11.1%	11.3%	11.3%		0 bp3		0 bp3
Income before income tax expense as a percentage of total revenues	5.6%	5.5%	5.9%	5.8%		10 bp3		10 bp3
Shareholders’ net income as a percentage of total revenues	4.2%	4.2%	4.5%	4.4%		0 bp3		10 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2023 and 2022 were $36,589 and $33,076, respectively. Premiums for the six months ended June 30, 2023 and 2022 were $72,457 and $65,861, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total operating revenue increased primarily as a result of higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect cost of care and membership growth in our Medicaid and Medicare Advantage businesses. The increase in operating revenue was further attributable to growth in CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
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
Benefit expense increased primarily due to medical cost trends as well as healthcare costs associated with membership growth.
Our benefit expense ratio decreased, driven by premium rate increases to more accurately reflect cost of care.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to increased costs to support growth.
Our operating expense ratio remained unchanged primarily due to continued expense leverage associated with our growth in operating revenue, offset by increased spend to support growth.
Other expense increased primarily due to additional amortization of other intangible assets as well as increased interest expense.
Our effective income tax rate increased in 2023 primarily due to the tax impact of expected geographic changes in our mix of 2023 earnings and reduced investment tax credits.
Our shareholders’ net income as a percentage of total revenues remained constant in 2023 as compared to 2022 as a result of all factors discussed above.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total operating revenue increased primarily as a result of higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect cost of care and membership growth in our Medicaid and Medicare Advantage businesses. The increase in operating revenue was further attributable to growth in CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
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
Benefit expense increased primarily due to medical cost trends as well as healthcare costs associated with membership growth.
Our benefit expense ratio decreased, driven by premium rate increases to more accurately reflect cost of care.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to increased costs to support growth.
Our operating expense ratio remained unchanged primarily due to continued expense leverage associated with our growth in operating revenue, offset by increased spend to support growth.
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
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and service fees. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense. It does not include net investment income, net losses on financial instruments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
As discussed in Note 1 “Organization,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, we are reorganizing our brand portfolio into three core go-to-market brands over the next several years. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner, and our reportable segment presentation and its composition as of January 1, 2023 reflects changes associated with this evolution and new branding strategy. The results of our operations are now reported in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Form 10-Q has been reclassified to conform to the new presentation. For additional information, see Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2023 and 2022:

			Six Months Ended June 30		Change
	Three Months Ended June 30				Three Months Ended June 30		Six Months Ended June 30
					2023 vs. 2022		2023 vs. 2022
	2023	2022	2023	2022	$	%	$	%
Operating Revenue
Health Benefits	$38,000	$34,396	$75,280	$68,423	$3,604	10.5%	$6,857	10.0%
CarelonRx	8,466	7,071	16,490	13,754	1,395	19.7%	2,736	19.9%
Carelon Services	3,441	2,983	6,753	5,931	458	15.4%	822	13.9%
Corporate & Other	287	315	538	588	(28)	(8.9)%	(50)	(8.5)%
Eliminations	(6,817)	(6,283)	(13,786)	(12,328)	(534)	8.5%	(1,458)	11.8%
Total operating revenue	$43,377	$38,482	$85,275	$76,368	$4,895	12.7%	$8,907	11.7%
Operating Gain (Loss)		(Restated)		(Restated)
Health Benefits	$2,148	$1,781	$4,307	$3,632	$367	20.6%	$675	18.6%
CarelonRx	496	479	1,008	877	17	3.5%	131	14.9%
Carelon Services	136	113	345	313	23	20.4%	32	10.2%
Corporate & Other	(152)	(27)	(201)	(49)	(125)	463%	(152)	310%
Operating Margin
Health Benefits	5.7%	5.2%	5.7%	5.3%		50 bp		40 bp
CarelonRx	5.9%	6.8%	6.1%	6.4%		(100) bp		(30) bp
Carelon Services	4.0%	3.8%	5.1%	5.3%		20 bp		(20) bp

bp = basis point; one hundred basis points = 1%.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Health Benefits
Operating revenue increased primarily due to higher premium revenues due to premium rate increases to more accurately reflect cost of care and membership growth in our Medicaid and Medicare Advantage businesses.
Operating gain increased primarily due to higher premium revenues due to premium rate increases to more accurately reflect cost of care and membership growth in our Medicaid business, partially offset by a charge associated with a court ruling impacting health plans in a certain state related to prior years’ COVID-19 costs.
CarelonRx
Operating revenue and operating gain increased primarily as a result of growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023, partially offset by the impact of a favorable out-of-period adjustment in the second quarter of 2022 that did not recur in the second quarter of 2023.
Carelon Services
Operating revenue increased primarily due to higher revenue for post-acute care services performed for our Medicare business and behavioral health services performed for our Medicaid business.
The increase in operating gain was primarily driven by improved performance in our medical management businesses and the expansion of our post-acute care services, partially offset by medical cost trends.

Corporate & Other
Operating revenue decreased primarily due to an unfavorable out-of-period adjustment in our international operations.
Operating loss increased primarily due to an increase in unallocated corporate expenses.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Health Benefits
Operating revenue increased primarily due to premium rate increases to more accurately reflect cost of care and membership growth in our Medicaid and Medicare Advantage businesses.
Operating gain increased primarily due to premium rate increases to more accurately reflect cost of care and membership growth in our Medicaid businesses, partially offset by a charge associated with a court ruling impacting health plans in a certain state related to prior years’ COVID-19 costs.
CarelonRx
Operating revenue and operating gain increased primarily as a result of growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023, partially offset by the impact of a favorable out-of-period adjustment in the second quarter of 2022 that did not recur in the second quarter of 2023.
Carelon Services
Operating revenue increased primarily due to higher revenue for post-acute care services performed for our Medicare business and behavioral health services performed for our Medicaid business.
The increase in operating gain was primarily driven by the expansion of our post-acute care services and improved performance in our medical management businesses, partially offset by medical cost trends.
Corporate & Other
Operating revenue decreased primarily due to lower affiliated revenues in our international operations.
Operating loss increased primarily due to an increase in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2022 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2022, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2023, our critical accounting policies and estimates have not changed from those described in our 2022 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2023, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2022 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2023 and 2022, see Note 8, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2023 and 2022, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2023	2022
Assumed trend factors	$709	$967
Assumed completion factors	403	5
Total	$1,112	$972
The favorable development recognized in the six months ended June 30, 2023 and 2022 resulted primarily from trend factors in late 2022 and late 2021, respectively, developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed to the favorable development for the six months ended June 30, 2023.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 78.7% and 76.9% for the six months ended June 30, 2023 and 2022, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly higher during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the six months ended June 30, 2023, this metric was 7.8%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022. For the six months ended June 30, 2022, this metric was 7.9%, largely driven by favorable trend factor development at the end of 2021.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2023, this metric was 1.0%, which was calculated using the redundancy of $1,112. For the six months ended June 30, 2022, the comparable metric was also 1.0%, which was calculated using the redundancy of $972. We believe these metrics demonstrate an appropriate level of reserve conservatism.
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
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2023, see Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30
	2023	2022	Change
Sources of Cash:
Net cash provided by operating activities	$8,419	$4,993	$3,426
Issuances of short- and long-term debt, net of repayments	666	507	159
Changes in securities lending payable	145	—	145
Proceeds from issuance of common stock under employee stock plans	81	116	(35)
Other sources of cash, net	—	681	(681)
Total sources of cash	9,311	6,297	3,014
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,653)	(1,766)	113
Purchases of subsidiaries, net of cash acquired	(1,651)	(609)	(1,042)
Repurchase and retirement of common stock	(1,268)	(1,169)	(99)
Purchases of property and equipment	(651)	(549)	(102)
Cash dividends	(701)	(618)	(83)
Changes in securities lending payable	(145)	—	(145)
Other uses of cash, net	(640)	—	(640)
Total uses of cash	(6,709)	(4,711)	(1,998)
Effect of foreign exchange rates on cash and cash equivalents	2	(10)	12
Net increase in cash and cash equivalents	$2,604	$1,576	$1,028
The increase in net cash provided by operating activities was primarily due to the timing of CMS payments received in the current year and higher net income for the six months ended June 30, 2023, partially offset by the timing of working capital changes.
Other significant changes in sources or uses of cash year-over-year included a decline in bank overdrafts outstanding (included in Other uses and sources of cash, net), higher amounts for purchases of subsidiaries, net of cash acquired and an increase in the purchase of property and equipment. These additional uses of cash were partially offset by increased issuances of short- and long-term debt, net of repayments, and reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions.

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $39,059 at June 30, 2023. Since December 31, 2022, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $4,015, primarily due to cash generated from operations and an increase in the market value of our fixed maturity securities. These increases were partially offset by cash used for the purchase of subsidiaries, cash used for common stock repurchases, dividends paid to shareholders and the purchase of property and equipment.
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
At June 30, 2023, we held $1,043 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.6% and 39.9% as of June 30, 2023 and December 31, 2022, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides for a credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of June 30, 2023 or December 31, 2022. As of June 30, 2023, we were in compliance with all of the debt covenants under the 5-Year Facility.

Through certain subsidiaries, we had previously entered into multiple 364-day lines of credit (the “Subsidiary Credit Facilities”) with separate lenders for general corporate purposes. The Subsidiary Credit Facilities provided combined credit up to $200. As of June 30, 2023, the Subsidiary Credit Facilities have been terminated.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. At June 30, 2023 and December 31, 2022, we had $90 and $0, respectively, outstanding under our commercial paper program. Beginning June 30, 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $175 and $265 of outstanding short-term borrowings from the FHLBs at June 30, 2023 and December 31, 2022, respectively.
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
For additional information regarding our sources and uses of capital at June 30, 2023, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
Future Sources and Uses of Liquidity
We believe that cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
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

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2023, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2023 to April 30, 2023	393,124	$468.66	392,648	$6,070
May 1, 2023 to May 31, 2023	533,173	457.79	531,807	5,827
June 1, 2023 to June 30, 2023	489,418	447.84	487,719	5,608
	1,415,715		1,412,174
1    Total number of shares purchased includes 3,541 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2023, we repurchased 1,412,174 shares at a total cost of $646 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 24, 2023 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans
Ramiro Peru, a member of our Board of Directors, adopted a stock trading plan on May 3, 2023, pursuant to which he may sell up to 753 shares of the Company’s common stock prior to April 22, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2	Bylaws of the Company, as amended effective June 28, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

4.7	Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.7	Elevance Health Board of Directors Compensation Program, as amended and restated effective May 10, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from Elevance Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

July 19, 2023	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

July 19, 2023	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)