Form 10-Q/A
period 2023-06-30
Elevance Health, Inc.
filed 2023-09-29
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Elevance Health, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was originally filed on July 19, 2023 (“Original Filing”), solely to add inline eXtensible Business Reporting Language (“iXBRL”) data tagging that was inadvertently omitted from the disclosure included in the Original Filing under Part II, “Item 5. Other Information.”
Except for the iXBRL specifically noted above, this Amendment does not modify or update any disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any disclosures, other than those identified above.

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

10.7
Elevance Health Board of Directors Compensation Program, as amended and restated effective May 10, 2023, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; (vi) Notes to Consolidated Financial Statements; and (vii) the information under Part II, Item 5, “Other Information.” The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

September 29, 2023	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

September 29, 2023	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)