Form 10-Q
period 2023-09-30
Elevance Health, Inc.
filed 2023-10-18
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 11, 2023, 234,959,135 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(In millions, except share and per share data)	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$10,919	$7,387
Fixed maturity securities (amortized cost of $30,139 and $28,226; allowance for credit losses of $3 and $9)	27,811	25,952
Equity securities	165	953
Premium receivables	7,883	7,083
Self-funded receivables	3,756	4,663
Other receivables	5,293	4,298
Other current assets	5,358	5,281
Total current assets	61,185	55,617
Long-term investments:
Fixed maturity securities (amortized cost of $874 and $789; allowance for credit losses of $0 and $0)	816	752
Other invested assets	6,118	5,685
Property and equipment, net	4,248	4,316
Goodwill	25,291	24,383
Other intangible assets	10,491	10,315
Other noncurrent assets	2,329	1,687
Total assets	$110,478	$102,755

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$16,176	$15,596
Other policyholder liabilities	5,681	5,933
Unearned income	4,332	1,112
Accounts payable and accrued expenses	5,983	5,607
Short-term borrowings	—	265
Current portion of long-term debt	799	1,500
Other current liabilities	10,366	9,683
Total current liabilities	43,337	39,696
Long-term debt, less current portion	24,045	22,349
Reserves for future policy benefits	807	803
Deferred tax liabilities, net	1,779	2,015
Other noncurrent liabilities	1,971	1,562
Total liabilities	71,939	66,425
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 234,906,987 and 237,958,067	2	2
Additional paid-in capital	8,830	9,084
Retained earnings	32,103	29,647
Accumulated other comprehensive loss	(2,512)	(2,490)
Total shareholders’ equity	38,423	36,243
Noncontrolling interests	116	87
Total equity	38,539	36,330
Total liabilities and equity	$110,478	$102,755

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
(In millions, except per share data)		(Restated)		(Restated)
Revenues
Premiums	$35,259	$33,722	$107,716	$99,583
Product revenue	5,177	3,972	14,058	10,841
Service fees	2,044	1,931	5,981	5,569
Total operating revenue	42,480	39,625	127,755	115,993
Net investment income	493	371	1,296	1,112
Net losses on financial instruments	(124)	(57)	(358)	(439)
Total revenues	42,849	39,939	128,693	116,666
Expenses
Benefit expense	30,606	29,421	92,996	86,447
Cost of products sold	4,648	3,437	12,456	9,389
Operating expense	5,470	4,516	15,088	13,133
Interest expense	259	213	771	622
Amortization of other intangible assets	212	225	668	520
Total expenses	41,195	37,812	121,979	110,111
Income before income tax expense	1,654	2,127	6,714	6,555
Income tax expense	354	529	1,554	1,544
Net income	1,300	1,598	5,160	5,011
Net (income) loss attributable to noncontrolling interests	(11)	5	(29)	18
Shareholders’ net income	$1,289	$1,603	$5,131	$5,029
Shareholders’ net income per share
Basic	$5.48	$6.69	$21.70	$20.91
Diluted	$5.45	$6.62	$21.56	$20.67
Dividends per share	$1.48	$1.28	$4.44	$3.84

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2023	2022	2023	2022
		(Restated)		(Restated)
Net income	$1,300	$1,598	$5,160	$5,011
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(352)	(639)	(44)	(2,630)
Change in non-credit component of impairment losses on investments	2	(1)	(1)	(3)
Change in net unrealized gains/losses on cash flow hedges	1	2	16	8
Change in net periodic pension and postretirement costs	2	7	7	23
Change in future policy benefits	3	7	2	24
Foreign currency translation adjustments	(4)	(7)	(2)	(15)
Other comprehensive loss	(348)	(631)	(22)	(2,593)
Net (income) loss attributable to noncontrolling interests	(11)	5	(29)	18
Other comprehensive loss attributable to noncontrolling interests	2	3	—	11
Total shareholders’ comprehensive income	$943	$975	$5,109	$2,447

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2023	2022
(In millions)		(Restated)
Operating activities
Net income	$5,160	$5,011
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	358	439
Equity in net earnings of other invested assets	70	(304)
Depreciation and amortization	1,321	1,202
Impairment of property and equipment	446	—
Deferred income taxes	(361)	(183)
Share-based compensation	217	191
Changes in operating assets and liabilities:
Receivables, net	(727)	(678)
Other invested assets	(46)	46
Other assets	(936)	(465)
Policy liabilities	333	1,588
Unearned income	3,220	2,548
Accounts payable and other liabilities	1,717	598
Income taxes	257	(41)
Other, net	3	(35)
Net cash provided by operating activities	11,032	9,917
Investing activities
Purchases of investments	(24,337)	(19,612)
Proceeds from sale of investments	7,830	9,402
Maturities, calls and redemptions from investments	14,531	7,606
Changes in securities lending collateral	55	(677)
Purchases of subsidiaries, net of cash acquired	(1,570)	(623)
Purchases of property and equipment	(970)	(854)
Other, net	(82)	(91)
Net cash used in investing activities	(4,543)	(4,849)
Financing activities
Net proceeds from commercial paper borrowings	—	375
Proceeds from long-term borrowings	2,574	1,286
Repayments of long-term borrowings	(1,908)	(982)
Proceeds from short-term borrowings	—	1,365
Repayments of short-term borrowings	(265)	(1,375)
Changes in securities lending payable	(54)	685
Changes in bank overdrafts	(523)	181
Repurchase and retirement of common stock	(1,748)	(1,748)
Cash dividends	(1,049)	(924)
Proceeds from issuance of common stock under employee stock plans	112	152
Taxes paid through withholding of common stock under employee stock plans	(99)	(91)
Other, net	5	16
Net cash used in financing activities	(2,955)	(1,060)
Effect of foreign exchange rates on cash and cash equivalents	(2)	(16)
Change in cash and cash equivalents	3,532	3,992
Cash and cash equivalents at beginning of period	7,387	4,880
Cash and cash equivalents at end of period	$10,919	$8,872
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2022 (restated)	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income	—	—	—	1,989	—	15	2,004
Other comprehensive income	—	—	—	—	440	2	442
Repurchase and retirement of common stock, including excise tax	(1.3)	—	(51)	(575)	—	—	(626)
Dividends and dividend equivalents	—	—	—	(354)	—	—	(354)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	6	—	—	—	6
Convertible debenture repurchases, conversions and tax adjustments	—	—	(342)	—	—	—	(342)
March 31, 2023	237.1	2	8,697	30,707	(2,050)	104	37,460
Net income	—	—	—	1,853	—	3	1,856
Other comprehensive loss	—	—	—	—	(116)	—	(116)
Repurchase and retirement of common stock, including excise tax	(1.4)	—	(52)	(600)	—	—	(652)
Dividends and dividend equivalents	—	—	—	(352)	—	—	(352)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	116	—	—	—	116
June 30, 2023	235.9	2	8,761	31,608	(2,166)	107	38,312
Net income	—	—	—	1,289	—	11	1,300
Other comprehensive loss	—	—	—	—	(346)	(2)	(348)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(40)	(445)	—	—	(485)
Dividends and dividend equivalents	—	—	—	(349)	—	—	(349)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	109	—	—	—	109
September 30, 2023	234.9	$2	$8,830	$32,103	$(2,512)	$116	$38,539

See accompanying notes.

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2021 (restated)	241.8	$2	$9,148	$27,142	$(197)	$68	$36,163
Adoption of Accounting Standards Update 2020-06	—	—	—	(23)	—	—	(23)
January 1, 2022 (restated)	241.8	2	9,148	27,119	(197)	68	36,140
Net income (loss) (restated)	—	—	—	1,789	—	(10)	1,779
Other comprehensive loss (restated)	—	—	—	—	(1,049)	(5)	(1,054)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock	(1.2)	—	(45)	(500)	—	—	(545)
Dividends and dividend equivalents	—	—	—	(312)	—	—	(312)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	39	—	—	—	39
Convertible debenture repurchases and conversions	—	—	9	—	—	—	9
March 31, 2022 (restated)	241.1	2	9,151	28,096	(1,246)	56	36,059
Net income (loss) restated	—	—	—	1,637	—	(3)	1,634
Other comprehensive loss (restated)	—	—	—	—	(905)	(3)	(908)
Noncontrolling interests adjustment	—	—	—	—	—	5	5
Repurchase and retirement of common stock	(1.3)	—	(48)	(576)	—	—	(624)
Dividends and dividend equivalents	—	—	—	(310)	—	—	(310)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	111	—	—	—	111
Convertible debenture repurchases and conversions	—	—	(80)	—	—	—	(80)
June 30, 2022 (restated)	240.0	2	9,134	28,847	(2,151)	55	35,887
Net income (loss) restated	—	—	—	1,603	—	(5)	1,598
Other comprehensive loss	—	—	—	—	(628)	(3)	(631)
Noncontrolling interests adjustment	—	—	—	—	—	5	5
Repurchase and retirement of common stock	(1.2)	—	(47)	(532)	—	—	(579)
Dividends and dividend equivalents	—	—	—	(307)	—	—	(307)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	103	—	—	—	103
Convertible debenture repurchases and conversions	—	—	(21)	—	—	—	(21)
September 30, 2022 (restated)	239.0	$2	$9,169	$29,611	$(2,779)	$52	$36,055

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2023
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving over 47 million medical members through our affiliated health plans as of September 30, 2023. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also unaffiliated health plans, including pharmacy services and dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
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
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate our resources, and made changes to our reportable segments beginning in the first quarter of 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Quarterly Report on Form 10-Q has been reclassified to conform to the new presentation. For additional discussion regarding our segments, including the changes made, see Note 15 “Segment Information.”
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. We have filed Exhibit 99.1 to this Quarterly Report on 10-Q to recast certain prior years’ financial information and related disclosures to reflect the changes to our reportable segments beginning in the first quarter of 2023 discussed above, as well as the impact of the adoption of a new accounting standard related to the accounting for long-duration insurance contracts, which we adopted on January 1, 2023, using a modified retrospective transition method as of January 1, 2021. The recast financial information and related disclosures set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q present such financial information and related disclosures in these items as they would have appeared had we changed our reportable segments and adopted the new accounting standard prior to January 1, 2023 and do not reflect events or developments that may have occurred subsequent to the filing of our 2022 Annual Report on Form 10-K.
In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 have been recorded. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or any other period. The seasonal nature of portions of our health care and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022 included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $300 and $258 at September 30, 2023 and December 31, 2022, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from employer risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $188 and $152 at September 30, 2023 and December 31, 2022, respectively.

Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $93 and $68 at September 30, 2023 and December 31, 2022, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $875 and $744 at September 30, 2023 and December 31, 2022, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2023. For the three and nine months ended September 30, 2023 and 2022, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 change the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Form 10-Q have been restated to reflect the impacts of our adoption as required by the new standard.
Recent Accounting Guidance Not Yet Adopted: In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance to reduce diversity in practice and is requiring a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting, at fair value, upon formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements and disclosures.
There were no other new accounting pronouncements that were issued or became effective since December 31, 2022 that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.
3.    Business Acquisitions and Divestitures
Pending Divestiture
On March 28, 2023, we announced our entrance into an agreement to sell our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard will enter into a product distribution partnership. The divestiture is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals. The related net assets held for sale and results of operations for the life and disability businesses to be divested as of and for the three and nine months ending September 30, 2023 were not material.

Pending Acquisition
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana (“BCBSLA”), an independent licensee of the BCBSA that provides healthcare plans to the Individual, Employer Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our mission to become a lifetime, trusted health partner as we bring our innovative whole-health solutions to BCBSLA’s members. The acquisition is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals.
Completed Acquisitions
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of September 30, 2023, the purchase price was allocated to the tangible and intangible net assets acquired based on management’s initial estimates of their fair values, of which $820 has been allocated to finite-lived intangible assets and $877 to goodwill. There were no changes to goodwill for measurement period adjustments during the three months ended September 30, 2023. The majority of goodwill is not deductible for income tax purposes. As of September 30, 2023, the initial accounting for the acquisition had not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On May 5, 2022, we completed our acquisition of Integra Managed Care (“Integra”). Integra is a managed long-term care plan that serves New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The initial accounting for this acquisition was finalized as of June 30, 2023. The purchase price was allocated to tangible and intangible net assets acquired based on management’s estimates of their fair values, of which $89 was allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $139 to goodwill. The majority of goodwill is deductible for income tax purposes. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
4.    Business Optimization Initiatives
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments, and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program is expected to be substantially complete by the end of the third quarter of 2024. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2024.
In the third quarter of 2023, we incurred $730 of costs towards the 2023-2024 Business Efficiency Program. This included $446 of pre-tax charges for information technology assets and contract write-offs related to projects that have been de-prioritized and stopped, $230 of pre-tax personnel-related charges for the reduction and/or relocation of staff, which includes severance and related costs primarily determined under the Company's existing severance plans, and $54 of pre-tax charges from asset impairments related to the closure or partial closure of data centers and offices, including operating lease-related right-of-use assets and other property and equipment. These charges were recognized in operating expense in the Corporate & Other segment; see Note 15, “Segment Information.”

In the third quarter of 2023, we also released $33 of severance related accruals from our business optimization initiatives introduced in 2020 (“2020 Business Optimization Initiatives”). A summary of the activity for the nine months ended September 30, 2023 and ending balance at September 30, 2023 related to the liability for employee termination costs, is as follows:

	Health Benefits	CarelonRx	Carelon Services	Corporate & Other	Total
2023-2024 Business Efficiency Program
Liabilities for employee termination costs at January 1, 2023	$—	$—	$—	$—	$—
Charges	—	—	—	230	230
Payments and releases	—	—	—	—	—
Total liabilities for employee termination costs ending balance at September 30, 2023	$—	$—	$—	$230	$230

	Health Benefits	CarelonRx	Carelon Services	Corporate & Other	Total
2020 Business Optimization Initiatives
Liabilities for employee termination costs at January 1, 2023	$80	$1	$—	$—	$81
Payments	(31)	(1)	—	—	(32)
Releases	(33)	—	—	—	(33)
Total liabilities for employee termination costs ending balance at September 30, 2023	$16	$—	$—	$—	$16
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

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2023 and December 31, 2022 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

September 30, 2023
Fixed maturity securities:
United States Government securities	$1,906	$—	$(129)	$—	$1,777
Government sponsored securities	110	—	(8)	—	102
Foreign government securities	14	—	(2)	—	12
States, municipalities and political subdivisions, tax-exempt	3,898	6	(325)	—	3,579
Corporate securities	14,548	22	(1,156)	(1)	13,413
Residential mortgage-backed securities	3,876	6	(438)	—	3,444
Commercial mortgage-backed securities	2,153	1	(188)	(2)	1,964
Other asset-backed securities	4,508	17	(189)	—	4,336
Total fixed maturity securities	$31,013	$52	$(2,435)	$(3)	$28,627
December 31, 2022
Fixed maturity securities:
United States Government securities	$1,502	$2	$(103)	$—	$1,401
Government sponsored securities	82	1	(5)	—	78
Foreign government securities	321	1	(46)	(2)	274
States, municipalities and political subdivisions, tax-exempt	4,389	19	(265)	—	4,143
Corporate securities	13,721	31	(1,218)	(5)	12,529
Residential mortgage-backed securities	2,978	9	(324)	—	2,663
Commercial mortgage-backed securities	2,055	1	(176)	(2)	1,878
Other asset-backed securities	3,967	12	(241)	—	3,738
Total fixed maturity securities	$29,015	$76	$(2,378)	$(9)	$26,704
Other asset-backed securities primarily consists of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at September 30, 2023 and December 31, 2022, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2023
Fixed maturity securities:
United States Government securities	55	$1,170	$(58)	55	$423	$(71)
Government sponsored securities	6	50	(2)	40	52	(6)
Foreign government securities	5	5	—	5	7	(2)
States, municipalities and political subdivisions, tax-exempt	833	1,503	(55)	1,132	1,876	(270)
Corporate securities	2,160	4,995	(180)	2,908	7,542	(976)
Residential mortgage-backed securities	583	1,339	(59)	1,583	1,895	(379)
Commercial mortgage-backed securities	176	517	(22)	579	1,395	(166)
Other asset-backed securities	323	1,154	(50)	879	2,577	(139)
Total fixed maturity securities	4,141	$10,733	$(426)	7,181	$15,767	$(2,009)
December 31, 2022
Fixed maturity securities:
United States Government securities	61	$701	$(40)	38	$442	$(63)
Government sponsored securities	39	73	(4)	6	5	(1)
Foreign government securities	150	100	(10)	198	142	(36)
States, municipalities and political subdivisions, tax-exempt	1,398	2,615	(147)	396	652	(118)
Corporate securities	3,551	7,826	(549)	2,204	3,521	(669)
Residential mortgage-backed securities	1,341	1,435	(121)	496	982	(203)
Commercial mortgage-backed securities	457	1,082	(76)	324	719	(100)
Other asset-backed securities	784	2,203	(124)	398	1,074	(117)
Total fixed maturity securities	7,781	$16,035	$(1,071)	4,060	$7,537	$(1,307)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of September 30, 2023, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $3 and $9 at September 30, 2023 and December 31, 2022, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

The amortized cost and fair value of fixed maturity securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$757	$749
Due after one year through five years	8,146	7,729
Due after five years through ten years	10,062	9,300
Due after ten years	6,019	5,441
Mortgage-backed securities	6,029	5,408
Total fixed maturity securities	$31,013	$28,627
During the three and nine months ended September 30, 2023, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $6,236 and $21,321, respectively. During the three and nine months ended September 30, 2022, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $5,281 and $15,953, respectively.
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
Equity Securities
A summary of marketable equity securities at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Equity securities:
Exchange traded funds	$56	$822
Common equity securities	40	43
Private equity securities	69	88
Total	$165	$953
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

Investment Gains and Losses
Net investment (losses) gains for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$13	$8	$34	$44
Gross realized losses from sales	(164)	(99)	(377)	(353)
Impairment recoveries (losses) recognized in income	2	(5)	(8)	(25)
Net realized losses from sales of fixed maturity securities	(149)	(96)	(351)	(334)
Equity securities:
Unrealized losses recognized on equity securities still held at the end of the period	—	(43)	(1)	(192)
Net realized gains (losses) recognized on equity securities sold during the period	2	4	5	(20)
Net gains (losses) on equity securities	2	(39)	4	(212)
Other investments:
Gross gains	86	95	91	126
Gross losses	(68)	(2)	(62)	(45)
Impairment losses recognized in income	(8)	(12)	(37)	(17)
Net gains (losses) on other investments	10	81	(8)	64
Net losses on investments	$(137)	$(54)	$(355)	$(482)
Accrued Investment Income
At September 30, 2023 and December 31, 2022, accrued investment income totaled $281 and $245, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,403 and $2,457 at September 30, 2023 and December 31, 2022, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of September 30, 2023 and December 31, 2022. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At September 30, 2023 and December 31, 2022, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,266 and $2,221, respectively, of United States Government securities for $92 and $224, respectively, of States, Municipalities, and Political Subdivisions securities for $7 and $0, respectively, and of Residential Mortgage-Backed securities for $38 and $12, respectively.
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
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $213 and $229 at September 30, 2023 and December 31, 2022, respectively.
During the three and nine months ended months ended September 30, 2023, we recognized net gains of $13 and net losses of $3, respectively, on non-hedging derivatives. During the three and nine months ended months ended September 30, 2022, we recognized net losses of $3 and net gains of $43 on non-hedging derivatives, respectively.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 is as follows:

	Level I	Level II	Level III	Total
September 30, 2023
Assets:
Cash equivalents	$7,036	$—	$—	$7,036
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,777	—	1,777
Government sponsored securities	—	102	—	102
Foreign government securities	—	12	—	12
States, municipalities and political subdivisions, tax-exempt	—	3,579	—	3,579
Corporate securities	—	13,303	110	13,413
Residential mortgage-backed securities	—	3,442	2	3,444
Commercial mortgage-backed securities	—	1,964	—	1,964
Other asset-backed securities	—	3,917	419	4,336
Total fixed maturity securities, available-for-sale	—	28,096	531	28,627
Equity securities:
Exchange traded funds	56	—	—	56
Common equity securities	11	29	—	40
Private equity securities	—	—	69	69
Total equity securities	67	29	69	165
Other invested assets - common equity securities	102	—	—	102
Securities lending collateral	—	2,405	—	2,405
Derivatives - other assets	—	11	—	11
Total assets	$7,205	$30,541	$600	$38,346
Liabilities:
Derivatives - other liabilities	$—	$(92)	$—	$(92)
Total liabilities	$—	$(92)	$—	$(92)

December 31, 2022
Assets:
Cash equivalents	$3,567	$—	$—	$3,567
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,401	—	1,401
Government sponsored securities	—	78	—	78
Foreign government securities	—	274	—	274
States, municipalities and political subdivisions, tax-exempt	—	4,143	—	4,143
Corporate securities	—	12,392	137	12,529
Residential mortgage-backed securities	—	2,663	—	2,663
Commercial mortgage-backed securities	—	1,878	—	1,878
Other asset-backed securities	—	3,382	356	3,738
Total fixed maturity securities, available-for-sale	—	26,211	493	26,704
Equity securities:
Exchange traded funds	822	—	—	822
Common equity securities	2	41	—	43
Private equity securities	—	—	88	88
Total equity securities	824	41	88	953
Other invested assets - common equity securities	103	—	—	103
Securities lending collateral	—	2,457	—	2,457
Derivatives - other assets	—	3	—	3
Total assets	$4,494	$28,712	$581	$33,787
Liabilities:
Derivatives - other liabilities	$—	$(60)	$—	$(60)
Total liabilities	$—	$(60)	$—	$(60)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2023 and 2022 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset- backed Securities	Equity Securities	Total
Three Months Ended September 30, 2023
Beginning balance at July 1, 2023	$103	$—	$366	$75	$544
Total gains (losses):
Recognized in net income	(2)	—	—	2	—
Recognized in accumulated other comprehensive loss	1	—	—	—	1
Purchases	17	—	60	3	80
Sales	(2)	—	(6)	(11)	(19)
Settlements	(12)	—	—	—	(12)
Transfers into Level III	6	2	—	—	8
Transfers out of Level III	(1)	—	(1)	—	(2)
Ending balance at September 30, 2023	$110	$2	$419	$69	$600
Change in unrealized gains (losses) included in net income related to assets still held at September 30, 2023	$—	$—	$—	$—	$—

Three Months Ended September 30, 2022
Beginning balance at July 1, 2022	$155	$—	$218	$94	$467
Total gains (losses):
Recognized in net income	—	—	—	—	—
Recognized in accumulated other comprehensive loss	1	—	17	—	18
Purchases	15	—	77	3	95
Sales	(26)	—	(1)	(2)	(29)
Settlements	(10)	—	—	—	(10)
Transfers into Level III	—	—	—	—	—
Transfers out of Level III	(6)	—	—	—	(6)
Ending balance at September 30, 2022	$129	$—	$311	$95	$535
Change in unrealized gains (losses) included in net income related to assets still held at September 30, 2022	$—	$—	$—	$—	$—

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2023 and 2022 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset- backed Securities	Equity Securities	Total
Nine Months Ended September 30, 2023
Beginning balance at January 1, 2023	$137	$—	$356	$88	$581
Total gains (losses):
Recognized in net income	(8)	—	—	(3)	(11)
Recognized in accumulated other comprehensive loss	5	—	2	—	7
Purchases	22	—	72	4	98
Sales	(43)	—	(17)	(20)	(80)
Settlements	(18)	—	—	—	(18)
Transfers into Level III	35	2	6	—	43
Transfers out of Level III	(20)	—	—	—	(20)
Ending balance at September 30, 2023	$110	$2	$419	$69	$600
Change in unrealized losses included in net income related to assets still held at September 30, 2023	$—	$—	$—	$(4)	$(4)

Nine Months Ended September 30, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains (losses):
Recognized in net income	—	—	—	1	1
Recognized in accumulated other comprehensive loss	(1)	—	17	—	16
Purchases	40	—	281	24	345
Sales	(201)	—	(1)	(19)	(221)
Settlements	(42)	—	—	—	(42)
Transfers into Level III	9	—	—	—	9
Transfers out of Level III	(12)	(5)	(5)	—	(22)
Ending balance at September 30, 2022	$129	$—	$311	$95	$535
Change in unrealized gains included in net income related to assets still held at September 30, 2022	$—	$—	$—	$1	$1
There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2023 or 2022.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of BioPlus in the first quarter of 2023 and Integra during the second quarter of 2022. The net assets acquired in our acquisitions of BioPlus and Integra and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of BioPlus and Integra were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than the assets acquired and liabilities assumed in our acquisitions of BioPlus and Integra described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2023 or 2022.

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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2023 or 2022.
In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in our consolidated balance sheets.
Non-financial instruments such as property and equipment, other current assets, deferred income taxes, intangible assets and certain financial instruments, such as policy liabilities, are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at September 30, 2023 and December 31, 2022 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2023
Assets:
Other invested assets	$6,016	$—	$—	$6,016	$6,016
Liabilities:
Debt:
Notes	24,844	—	21,815	—	21,815

December 31, 2022
Assets:
Other invested assets	$5,582	$—	$—	$5,582	$5,582
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Notes	23,786	—	21,861	—	21,861
Convertible debentures	63	—	463	—	463
8.     Income Taxes
During the three months ended September 30, 2023 and 2022, we recognized income tax expense of $354 and $529 (restated), respectively, which represent effective income tax rates of 21.4% and 24.9% (restated), respectively. The decrease in our effective income tax rate from the three months ended September 30, 2022 is primarily due to the tax impact of expected geographic changes in our mix of 2023 earnings.
During the nine months ended September 30, 2023 and 2022, we recognized income tax expense of $1,554 and $1,544 (restated), respectively, which represent effective income tax rates of 23.1% and 23.6% (restated), respectively. The decrease in our effective income tax rate from the nine months ended September 30, 2022 is primarily related to the tax impact of expected geographic changes in our mix of 2023 earnings.
Income taxes receivable totaled $258 and $440 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, we recognized the income tax receivable as $183 under the caption “Other current assets” and as $75 under the caption “Other noncurrent assets”.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022
Gross medical claims payable, beginning of period	$15,348	$13,282
Ceded medical claims payable, beginning of period	(6)	(21)
Net medical claims payable, beginning of period	15,342	13,261
Business combinations and purchase adjustments	—	133
Net incurred medical claims:
Current period	91,058	84,177
Prior periods redundancies	(1,342)	(901)
Total net incurred medical claims	89,716	83,276
Net payments attributable to:
Current period medical claims	77,048	70,453
Prior periods medical claims	12,097	11,219
Total net payments	89,145	81,672
Net medical claims payable, end of period	15,913	14,998
Ceded medical claims payable, end of period	4	3
Gross medical claims payable, end of period	$15,917	$15,001
At September 30, 2023, the total of net incurred but not reported liabilities plus expected development on reported claims was $481, $1,421 and $14,011 for the claim years 2021 and prior, 2022 and 2023, respectively.
The favorable development recognized in the nine months ended September 30, 2023 resulted from trend factors in late 2022 developing more favorably than originally expected and completion factors in the latter parts of 2022 developing faster than expected. The favorable development recognized in the nine months ended September 30, 2022 resulted primarily from trend factors in late 2021 developing more favorably than originally expected.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the periods in 2023 is as follows:

	Three Months Ended			Nine Months Ended September 30, 2023
	March 31, 2023	June 30, 2023	September 30, 2023
Total net incurred medical claims	$29,683	$30,495	$29,538	$89,716
Quality improvement and other claims expense	1,103	1,109	1,068	3,280
Benefit expense	$30,786	$31,604	$30,606	$92,996
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the periods in 2022 is as follows:

	Three Months Ended			Nine Months Ended September 30, 2022
	March 31, 2022	June 30, 2022	September 30, 2022
	(Restated)	(Restated)	(Restated)	(Restated)
Total net incurred medical claims	$27,131	$27,634	$28,511	$83,276
Quality improvement and other claims expense	1,100	1,161	910	3,171
Benefit expense	$28,231	$28,795	$29,421	$86,447

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of September 30, 2023 and December 31, 2022, is as follows:

	September 30, 2023	December 31, 2022

Net medical claims payable, end of period	$15,913	$15,342
Ceded medical claims payable, end of period	4	6
Insurance lines other than short duration	259	248
Gross medical claims payable, end of period	$16,176	$15,596
10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2023 and December 31, 2022, we had $24,819 and $23,761, respectively, outstanding under these notes.
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
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2023 and December 31, 2022.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of September 30, 2023, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.2%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of September 30, 2023, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the nine months ended September 30, 2023 or the year ended December 31, 2022.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. At both September 30, 2023 and December 31, 2022, we had no amounts outstanding under this program. Beginning June 30, 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
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

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $0 and $265 of outstanding short-term borrowings from the FHLBs at September 30, 2023 and December 31, 2022, respectively.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves is, in the aggregate, from $0 to approximately $250 at September 30, 2023. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals were heard by a panel of the United States Court of Appeals for the Eleventh Circuit in September 2023. In the event that all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
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
In December 2020, the Superior Court granted BCC’s motion for summary judgment, dismissing the plaintiff’s lawsuit. In November 2021, the plaintiff appealed the summary judgment order. In March 2023, the appeal was argued before the California Second District Court of Appeal (the “Second District”). The Second District affirmed the Superior Court's summary judgment order in April 2023. The plaintiff filed a petition for review with the California Supreme Court in June 2023, and BCC filed its answer to the petition in the same month. In July 2023, the California Supreme Court denied the plaintiff’s petition for review. This matter is now resolved, and the protective tax refund claims mentioned above have been withdrawn.

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

Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The agreement superseded certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at September 30, 2023 is approximately $554. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
We formed CarelonRx, to market and offer pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own, starting in the second quarter of 2019. The comprehensive pharmacy services portfolio includes, but is not limited to, formulary management, pharmacy networks, specialty and home delivery pharmacy services and member services. CarelonRx delegates certain pharmacy services, such as claims processing and prescription fulfillment, to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to a five-year agreement, which is set to terminate on December 31, 2024. With CarelonRx, we retain the responsibilities for clinical and formulary strategy and development, member and employer experiences, operations, sales, marketing, account management and retail network strategy.
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
A summary of our cash dividend activity for the nine months ended September 30, 2023 and 2022 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
April 18, 2023	June 9, 2023	June 23, 2023	$1.48	$350
July 18, 2023	September 8, 2023	September 22, 2023	$1.48	$348

Nine Months Ended September 30, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
April 19, 2022	June 10, 2022	June 24, 2022	$1.28	$309
July 19, 2022	September 9, 2022	September 23, 2022	$1.28	$306
On October 17, 2023, our Audit Committee declared a fourth quarter 2023 dividend to shareholders of $1.48 per share, payable on December 21, 2023 to shareholders of record at the close of business on December 6, 2023.
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

A summary of common stock repurchases for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30
	2023	2022
Shares repurchased	3.8	3.7
Average price per share	$462.42	$473.36
Aggregate cost	$1,748	$1,748
Authorization remaining at the end of the period	$5,128	$2,444
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Quarterly Report on Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2.8	$293.28
Granted	0.6	468.92
Exercised	(0.2)	265.25
Forfeited or expired	(0.1)	399.28
Outstanding at September 30, 2023	3.1	324.74	6.25	$370
Exercisable at September 30, 2023	2.0	266.01	5.07	$346
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the nine months ended September 30, 2023 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	1.2	$357.21
Granted	0.6	469.30
Vested	(0.6)	301.90
Forfeited	(0.1)	413.59
Nonvested at September 30, 2023	1.1	423.34
During the nine months ended September 30, 2023, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2023 to 2025. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2025 based on results in the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30
	2023	2022
Risk-free interest rate	3.95%	1.97%
Volatility factor	29.00%	29.00%
Quarterly dividend yield	0.316%	0.282%
Weighted-average expected life (years)	4.40	5.10
The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30
	2023	2022
Options granted during the period	$127.08	$116.85
Restricted stock awards granted during the period	469.30	453.16

13.     Accumulated Other Comprehensive Loss
A reconciliation of the components of accumulated other comprehensive loss at September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
		(Restated)		(Restated)
Net unrealized investment (losses) gains:
Beginning of period balance	$(1,449)	$(1,489)	$(1,755)	$494
Other comprehensive loss before reclassifications, net of tax benefit (expense) of $145, $220, $119 and $896, respectively	(464)	(719)	(317)	(2,914)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $(35), $(21), $(86) and $(75), respectively	112	80	273	284
Other comprehensive loss	(352)	(639)	(44)	(2,630)
Other comprehensive loss (income) attributable to noncontrolling interests, net of tax benefit (expense) of $(1), $(1), $(1) and $(4), respectively	2	3	—	11
End of period balance	(1,799)	(2,125)	(1,799)	(2,125)
Non-credit components of impairments on investments:
Beginning of period balance	(6)	(2)	(3)	—
Other comprehensive income (loss), net of tax benefit of $(1), $0, $0 and $1, respectively	2	(1)	(1)	(3)
End of period balance	(4)	(3)	(4)	(3)
Net cash flow hedges:
Beginning of period balance	(214)	(233)	(229)	(239)
Other comprehensive income, net of tax (expense) of $(1), $0, $6 and $(2), respectively	1	2	16	8
End of period balance	(213)	(231)	(213)	(231)
Pension and other postretirement benefits:
Beginning of period balance	(494)	(413)	(499)	(429)
Other comprehensive income, net of tax expense of $0, $(3), $(2) and $(9), respectively	2	7	7	23
End of period balance	(492)	(406)	(492)	(406)
Future policy benefits:
Beginning of period balance	12	(2)	13	(19)
Other comprehensive income, net of tax expense of $0, $(2), $0 and $(7), respectively	3	7	2	24
End of period balance	15	5	15	5
Foreign currency translation adjustments:
Beginning of period balance	(15)	(12)	(17)	(4)
Other comprehensive loss, net of tax benefit of $1, $2, $0 and $4, respectively	(4)	(7)	(2)	(15)
End of period balance	(19)	(19)	(19)	(19)
Total:
Total beginning of period accumulated other comprehensive loss	(2,166)	(2,151)	(2,490)	(197)
Total other comprehensive loss, net of tax benefit (expense) of $109, $196, $37, and $808, respectively	(348)	(631)	(22)	(2,593)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit (expense) of $(1), $(1), $(1) and $(4) respectively	2	3	—	11
Total end of period accumulated other comprehensive loss	$(2,512)	$(2,779)	$(2,512)	$(2,779)

14.     Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Denominator for basic earnings per share – weighted-average shares	235.3	239.6	236.4	240.5
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	1.2	2.6	1.6	2.8
Denominator for diluted earnings per share	236.5	242.2	238.0	243.3
During the three months ended September 30, 2023 and 2022, weighted-average shares related to certain stock options of 0.9 and 0.5 respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2023 and 2022, weighted-average shares related to certain stock options of 0.8 and 0.4, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three and nine months ended September 30, 2023, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2023 through 2025. During the three and nine months ended months ended September 30, 2022, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2022 through 2024. The contingent restricted stock units have been excluded from the denominators for diluted earnings per share and will be included only if and when the contingency is met.
15.     Segment Information
As discussed in Note 1 “Organization”, we have changed our reportable segment presentation and its composition to reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources beginning on January 1, 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other. In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information throughout this Quarterly Report on Form 10-Q has been reclassified to conform to the new presentation.
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
Financial data by reportable segment for the three months ended September 30, 2023 and 2022 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended September 30, 2023
Premiums	$34,934	$—	$422	$422	$—	$(97)	$35,259
Product revenue	—	5,177	—	5,177	—	—	5,177
Service fees	1,810	4	196	200	34	—	2,044
Operating revenue - unaffiliated	36,744	5,181	618	5,799	34	(97)	42,480
Operating revenue - affiliated	—	3,337	2,756	6,093	208	(6,301)	—
Operating revenue - total	$36,744	$8,518	$3,374	$11,892	$242	$(6,398)	$42,480

Operating gain (loss)	$1,847	$477	$173	$650	$(741)	$—	$1,756

Three Months Ended September 30, 2022
Premiums	$33,376	$—	$412	$412	$—	$(66)	$33,722
Product revenue	—	3,972	—	3,972	—	—	3,972
Service fees	1,689	—	224	224	18	—	1,931
Operating revenue - unaffiliated	35,065	3,972	636	4,608	18	(66)	39,625
Operating revenue - affiliated	—	3,277	2,518	5,795	193	(5,988)	—
Operating revenue - total	$35,065	$7,249	$3,154	$10,403	$211	$(6,054)	$39,625

Operating gain (loss) (restated)	$1,634	$516	$125	$641	$(24)	$—	$2,251

Financial data by reportable segment for the nine months ended September 30, 2023 and 2022 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Nine Months Ended September 30, 2023
Premiums	$106,701	$—	$1,261	$1,261	$—	$(246)	$107,716
Product revenue	—	14,058	—	14,058	—	—	14,058
Service fees	5,323	4	604	608	50	—	5,981
Operating revenue - unaffiliated	112,024	14,062	1,865	15,927	50	(246)	127,755
Operating revenue - affiliated	—	10,946	8,262	19,208	730	(19,938)	—
Operating revenue - total	$112,024	$25,008	$10,127	$35,135	$780	$(20,184)	$127,755

Operating gain (loss)	$6,154	$1,485	$518	$2,003	(942)	—	7,215

Nine Months Ended September 30, 2022
Premiums	$98,626	$—	$1,105	$1,105	$—	$(148)	$99,583
Product revenue	—	10,841	—	10,841	—	—	10,841
Service fees	4,862	—	670	670	37	—	5,569
Operating revenue - unaffiliated	103,488	10,841	1,775	12,616	37	(148)	115,993
Operating revenue - affiliated	—	10,162	7,310	17,472	762	(18,234)	—
Operating revenue - total	$103,488	$21,003	$9,085	$30,088	$799	$(18,382)	$115,993

Operating gain (loss) (restated)	$5,266	$1,393	$438	$1,831	$(73)	$—	$7,024
For segment reporting, we present all capitated risk arrangements on a gross basis; therefore, eliminations also include adjustments for unaffiliated capitated risk arrangements that are recognized on a net basis under GAAP, as well as affiliated eliminations.
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Reportable segments’ operating revenue	$42,480	$39,625	$127,755	$115,993
Net investment income	493	371	1,296	1,112
Net losses on financial instruments	(124)	(57)	(358)	(439)
Total revenues	$42,849	$39,939	$128,693	$116,666

A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
		(Restated)		(Restated)
Income before income tax expense	$1,654	$2,127	$6,714	$6,555
Net investment income	(493)	(371)	(1,296)	(1,112)
Net losses on financial instruments	124	57	358	439
Interest expense	259	213	771	622
Amortization of other intangible assets	212	225	668	520
Reportable segments’ operating gain	$1,756	$2,251	$7,215	$7,024
16.     Leases
We lease office space and certain computer and related equipment using noncancellable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating Leases
Right-of-use assets	Other noncurrent assets	$573	$604
Lease liabilities, current	Other current liabilities	172	181
Lease liabilities, noncurrent	Other noncurrent liabilities	695	751

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Lease Expense
Operating lease expense	$69	$35	$126	$100
Short-term and variable lease expense	—	11	28	35
Sublease income	(1)	(1)	(4)	(3)
Total lease expense	$68	$45	$150	$132

Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$53	$53	$156	$158
Right-of-use assets obtained in exchange for new lease liabilities, operating leases	$—	$23	$47	$62
As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term of our operating leases was 7 years for each period. The lease liabilities reflect a weighted average discount rate of 3.53% at September 30, 2023 and 2.98% at December 31, 2022. Our activities as disclosed in Note 4, “Business Optimization Initiatives”, include reducing our office space footprint. As a result, during the quarter ended September 30, 2023 we recorded impairment charges of $23 for abandonment of right-of-use assets which are included in the operating lease expense shown above.

Future lease payments for noncancellable operating leases with initial or remaining terms of one year or more are as follows:

2023 (excluding the nine months ended September 30, 2023)	$54
2024	195
2025	163
2026	130
2027	97
Thereafter	335
Total future minimum payments	974
Less imputed interest	107
Total lease liabilities	$867

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes as of and for the year ended December 31, 2022 and the MD&A included in Exhibit 99.1 to this Quarterly Report on Form 10-Q. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this MD&A refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
We are filing Exhibit 99.1 to this Quarterly Report on Form 10-Q to recast certain prior years’ financial information and related disclosures included in Part I, Item 1, “Business,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of our 2022 Annual Report on Form 10-K to reflect changes to our reportable segments beginning in the first quarter of 2023, as well as the impact of the adoption of a new accounting standard related to the accounting for long-duration insurance contracts, which we adopted on January 1, 2023, using a modified retrospective transition method as of January 1, 2021. The recast financial information and related disclosures set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q present such financial information and related disclosures in these items as they would have appeared had we changed our reportable segments and adopted the new accounting standard prior to January 1, 2023 and do not reflect events or developments that may have occurred subsequent to the filing of our 2022 Annual Report on Form 10-K.

Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2023 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2023, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving over 47 million medical members through our affiliated health plans as of September 30, 2023. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serve members as the Blue Cross or Blue Cross and Blue Shield licensee in 14 states. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services and other healthcare-related services.
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

We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Quarterly Report on Form 10-Q has been reclassified to conform to the new presentation. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Business Trends
We made the decision to expand our participation in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) for 2023. As a result, for 2023, we are offering Individual Public Exchange products in 138 of the 143 rating regions in which we operate, in comparison to 122 of 143 rating regions in 2022. As described in “Regulatory Trends and Uncertainties” below, we expect growth in our Public Exchange membership as Medicaid members who are no longer eligible for Medicaid coverage continue to exit the Medicaid program and seek coverage elsewhere. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, growth in our government-sponsored business exposes us to increased regulatory oversight.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Regulatory Trends and Uncertainties
Under the Consolidated Appropriations Act of 2023 (the “2023 Appropriations Act”), Congress decoupled Medicaid eligibility redeterminations from the Public Health Emergency initially declared in January 2020 relating to COVID-19 (the “PHE”). As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. As redeterminations have resumed, we have experienced a decline in our Medicaid membership. Over time, we expect growth in our commercial plans, including through the Public Exchanges, as members who are no longer eligible for Medicaid coverage in our 14 commercial states seek coverage elsewhere. On May 11, 2023, the PHE ended in accordance with the Biden Administration’s January 30, 2023 announcement. Some states such as California have extended their COVID-19 related policies beyond the PHE.
The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing Centers for Medicare and Medicaid Services (“CMS”) to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment as Medicaid eligibility redeterminations have resumed, supporting continuity of coverage for more people.
The Consolidated Appropriations Act of 2021 (the “Appropriations Act”) has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and others that were extended into 2023 since the enactment of the Appropriations Act.
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
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation” and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to this Quarterly Report on Form 10-Q, and Part I, Item 1A, “Risk Factors” of our 2022 Annual Report on Form 10-K.

Other Significant Items
Business and Operational Matters
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to refine the focus of our investments, and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program is expected to be substantially complete by the end of the third quarter of 2024. For additional information, see Note 4, “Business Optimization Initiatives” and Note 16, “Leases,” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star rating of 4.0 or higher to qualify for bonus payments. CMS released the Company’s 2024 Star ratings in October 2023. The Company’s 2024 Star ratings will be used to determine the Company’s Medicare Advantage plans' Star quality bonus payments in 2025. Based on membership at September 1, 2023, 34% of our Medicare Advantage members were in plans with 2024 Star ratings of at least 4.0 Stars, compared to 64% of our Medicare Advantage members being in plans with 2023 Star ratings of at least 4.0 Stars based on the Company’s membership at September 1, 2022. The change in our 2024 Star ratings is not projected to impact our Star quality bonus payments and plan level rebates until 2025. We expect a reduction to our 2025 operating revenue of approximately $500, net of offsets from contracting provisions. Further, we expect to mitigate the financial impact to our 2025 operating gain and net income per share through various strategies such as contract diversification, operating expense efficiencies, capital deployment alternatives and network enhancements.
On March 28, 2023, we announced our entrance into an agreement to sell our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard will enter into a product distribution partnership. The divestiture is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals.
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana (“BCBSLA”), an independent licensee of the BCBSA that provides healthcare plans to the Individual, Employer Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our mission to become a lifetime, trusted health partner as we bring our innovative whole-health solutions to BCBSLA’s members. The acquisition is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals.
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020. Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals were heard by a panel of the United States Court of Appeals for the Eleventh Circuit in September 2023. In the event all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
For the twelve months ended September 30, 2023, total medical membership increased slightly. This was primarily driven by increases in our BlueCard business, as well as growth in our Individual Public Exchange and Medicare Advantage products. These increases were partially offset by attrition in our Medicaid business due to the resumption of eligibility redeterminations and reduced membership due to a new entrant into one of our state Medicaid programs, as well as lapses exceeding sales in our Employer Group risk-based business.
Operating revenue for the three months ended September 30, 2023 was $42,480, an increase of $2,855, or 7.2%, from the three months ended September 30, 2022. The increase was primarily a result of higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect the cost of care. The increase was further attributable to growth in our CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Operating revenue for the nine months ended September 30, 2023 was $127,755, an increase of $11,762, or 10.1%, from the nine months ended September 30, 2022. This increase in operating revenue was primarily a result of higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect the cost of care and membership growth in our Medicaid business in the first half of 2023, as well as in our Medicare Advantage business. The increase was further attributable to growth in our CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Net income for the three months ended September 30, 2023 was $1,300, a decrease of $298, or 18.6%, from the three months ended September 30, 2022. This decline was primarily due to business optimization charges recorded during the third quarter of 2023 and increased net losses on financial instruments, partially offset by operating gain increases in our Health Benefits and Carelon Services segments, higher net investment income and lower income taxes.
Net income for the nine months ended September 30, 2023 was $5,160, an increase of $149, or 3.0%, from the nine months ended September 30, 2022. This increase in net income was primarily due to operating gain increases in our Health Benefits, CarelonRx and Carelon Services segments and increased net investment income. These increases were offset by business optimization charges recorded in the third quarter of 2023 and higher interest expense and amortization of other intangible assets.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $5.45 for the three months ended September 30, 2023, which represented a 17.7% decrease from EPS of $6.62 for the three months ended September 30, 2022. This decrease in EPS for the three months ending September 30, 2023 resulted primarily from lower shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.

Our fully-diluted EPS was $21.56 for the nine months ended September 30, 2023, which represented a 4.3% increase from fully-diluted EPS of $20.67 for the nine months ended September 30, 2022. This increase in EPS for the nine months ending September 30, 2023 resulted primarily from fewer diluted shares outstanding, as well as increased shareholders' net income.
Operating cash flow for the nine months ended September 30, 2023 and 2022 was $11,032 and $9,917, respectively. The increase was primarily due to higher net income in 2023, when excluding the non-cash impact of business optimization charges recognized in the third quarter of 2023, as well as the non-recurrence of the Subscriber Settlement Agreement payment made in September 2022.

Membership and Other Metrics
The following table presents our medical membership by customer type as of September 30, 2023 and 2022. Also included below are other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

	September 30
	2023	2022	Change	% Change
Medical Membership (in thousands)
Individual	999	800	199	24.9%
Employer Group Risk-Based	3,754	3,988	(234)	(5.9)%
Commercial Risk-Based	4,753	4,788	(35)	(0.7)%
BlueCard®	6,756	6,453	303	4.7%
Employer Group Fee-Based	20,166	20,184	(18)	(0.1)%
Commercial Fee-Based	26,922	26,637	285	1.1%
Medicare Advantage	2,064	1,969	95	4.8%
Medicare Supplement	928	945	(17)	(1.8)%
Total Medicare	2,992	2,914	78	2.7%
Medicaid	11,018	11,319	(301)	(2.7)%
Federal Employees Health Benefits (“FEHB”)	1,640	1,625	15	0.9%
Total Medical Membership	47,325	47,283	42	0.1%

Other Membership (in thousands)
Life and Disability Members	4,611	4,796	(185)	(3.9)%
Dental Members	6,775	6,655	120	1.8%
Dental Administration Members	1,708	1,577	131	8.3%
Vision Members	9,861	9,628	233	2.4%
Medicare Part D Standalone Members	261	274	(13)	(4.7)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	77.3	76.9	0.4	0.5%
Carelon Services Consumers Served	104.8	105.3	(0.5)	(0.5)%

Medical Membership
Medical membership increased slightly during the twelve months ended September 30, 2023. This was primarily driven by increases in our BlueCard business, as well as growth in our Individual Public Exchange and Medicare Advantage products. These increases were partially offset by attrition in our Medicaid business due to the resumption of eligibility redeterminations and reduced membership due to a new entrant into one of our state Medicaid programs, as well as lapses exceeding sales in our Employer Group risk-based business.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to lapses associated with our Employer Group risk-based accounts. Dental membership increased primarily due to increases in our FEHB program. Dental administration membership increased primarily due to favorable in-group change with other BCBSA plans associated with the FEHB program. Vision membership increased due to sales exceeding lapses in our Employer Group risk based accounts and increases associated with our Medicare Advantage plans.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2023 vs. 2022		2023 vs. 2022
	2023	2022	2023	2022	$	%	$	%
		(Restated)		(Restated)
Total operating revenue	$42,480	$39,625	$127,755	$115,993	$2,855	7.2%	$11,762	10.1%
Net investment income	493	371	1,296	1,112	122	32.9%	184	16.5%
Net losses on financial instruments	(124)	(57)	(358)	(439)	(67)	117.5%	81	(18.5)%
Total revenues	42,849	39,939	128,693	116,666	2,910	7.3%	12,027	10.3%
Benefit expense	30,606	29,421	92,996	86,447	1,185	4.0%	6,549	7.6%
Cost of products sold	4,648	3,437	12,456	9,389	1,211	35.2%	3,067	32.7%
Operating expense	5,470	4,516	15,088	13,133	954	21.1%	1,955	14.9%
Other expense[1]	471	438	1,439	1,142	33	7.5%	297	26.0%
Total expenses	41,195	37,812	121,979	110,111	3,383	8.9%	11,868	10.8%
Income before income tax expense	1,654	2,127	6,714	6,555	(473)	(22.2)%	159	2.4%
Income tax expense	354	529	1,554	1,544	(175)	(33.1)%	10	0.6%
Net income	$1,300	$1,598	$5,160	$5,011	$(298)	(18.6)%	$149	3.0%
Net (income) loss attributable to noncontrolling interests	(11)	5	(29)	18	(16)	NM	(47)	NM
Shareholders’ net income	$1,289	$1,603	$5,131	$5,029	$(314)	(19.6)%	$102	2.0%

Average diluted shares outstanding	236.5	242.2	238.0	243.3	(5.7)	(2.4)%	(5.3)	(2.2)%
Diluted shareholders’ net income per share	$5.45	$6.62	$21.56	$20.67	$(1.17)	(17.7)%	$0.89	4.3%
Effective tax rate	21.4%	24.9%	23.1%	23.6%		(350) bp3		(50) bp3
Benefit expense ratio[2]	86.8%	87.2%	86.3%	86.8%		(40) bp3		(50) bp3
Operating expense ratio[4]	12.9%	11.4%	11.8%	11.3%		150 bp3		50 bp3
Income before income tax expense as a percentage of total revenues	3.9%	5.3%	5.2%	5.6%		(140) bp3		(40) bp3
Shareholders’ net income as a percentage of total revenues	3.0%	4.0%	4.0%	4.3%		(100) bp3		(30) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2023 and 2022 were $35,259 and $33,722, respectively. Premiums for the nine months ended September 30, 2023 and 2022 were $107,716 and $99,583, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Total operating revenue increased primarily as a result of higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect the cost of care. The increase was further attributable to growth in our CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced income from alternative investments and equity securities.
Net losses on financial instruments increased primarily due to increased losses on the sale of fixed maturity securities and other invested assets.
Benefit expense increased primarily due to medical cost trends.
Our benefit expense ratio decreased, driven by premium rate increases to more accurately reflect cost of care, partially offset by the impact of the realignment of certain year-to-date quality improvement costs from benefit expense to operating expense that occurred in the third quarter of 2022 and did not recur in the third quarter of 2023.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to the business optimization charges recorded in the third quarter of 2023, including internally developed software impairment and severance costs. There were no business optimization charges recorded in the third quarter of 2022. These increases were partially offset by the realignment of certain year-to-date quality improvement costs from benefit expense to operating expense that occurred in the third quarter of 2022 and did not recur in the third quarter of 2023.
Our operating expense ratio increased primarily due to the business optimization charges recognized in the third quarter of 2023, partially offset by the favorable impact of operating revenue growth and the impact of the realignment of certain year-to-date quality improvement costs from benefit expense that occurred in the third quarter of 2022 and did not recur in the third quarter of 2023.
Other expense increased primarily due to an increase in interest expense, partially offset by a decline in amortization of other intangible assets.
Our effective income tax rate decreased in 2023 primarily due to the tax impact of expected geographic changes in our mix of 2023 earnings.

Our shareholders’ net income as a percentage of total revenues declined in 2023 as compared to 2022 as a result of all factors discussed above.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Total operating revenue increased primarily as a result of higher premium revenues due to premium rate increases in our Health Benefits business to more accurately reflect the cost of care and membership growth in our Medicaid business in the first half of 2023, as well as in our Medicare Advantage business. The increase was further attributable to growth in our

CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced income from alternative investments and equity securities.
Net losses on financial instruments decreased primarily due to increased mark-to-market gains on equity securities still held at the period end date, partially offset by reduced net gains on other invested assets and increased net losses on fixed maturity securities.
Benefit expense increased primarily due to medical cost trends as well as healthcare costs associated with membership growth.
Our benefit expense ratio decreased, primarily driven by premium rate increases in our Health Benefits segment to more accurately reflect the cost of care.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to the business optimization charges recorded in the third quarter of 2023 and increased costs to support growth. There were no business optimization charges recorded in 2022.
Our operating expense ratio increased primarily due to the business optimization charges recorded in the third quarter of 2023 and increased costs to support growth, partially offset by the favorable impact of operating revenue growth.
Other expense increased primarily due to an increase in interest expense and additional amortization of other intangible assets.
Our effective income tax rate decreased in 2023 primarily due to the tax impact of expected geographic changes in our mix of 2023 earnings.
Our shareholders’ net income as a percentage of total revenues decreased in 2023 as compared to 2022 as a result of all factors discussed above.
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
As discussed in Note 1 “Organization,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we changed our reportable segment presentation and its composition to reflect how we began managing our operations and monitoring performance, aligning strategies and allocating resources beginning on January 1, 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx,

Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. Previously reported information in this Quarterly Report on Form 10-Q has been reclassified to conform to the new presentation. For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2023 and 2022:

			Nine Months Ended September 30		Change
	Three Months Ended September 30				Three Months Ended September 30		Nine Months Ended September 30
					2023 vs. 2022		2023 vs. 2022
	2023	2022	2023	2022	$	%	$	%
Operating Revenue
Health Benefits	$36,744	$35,065	$112,024	$103,488	$1,679	4.8%	$8,536	8.2%
CarelonRx	8,518	7,249	25,008	21,003	1,269	17.5%	4,005	19.1%
Carelon Services	3,374	3,154	10,127	9,085	220	7.0%	1,042	11.5%
Corporate & Other	242	211	780	799	31	14.7%	(19)	(2.4)%
Eliminations	(6,398)	(6,054)	(20,184)	(18,382)	(344)	5.7%	(1,802)	9.8%
Total operating revenue	$42,480	$39,625	$127,755	$115,993	$2,855	7.2%	$11,762	10.1%
Operating Gain (Loss)		(Restated)		(Restated)
Health Benefits	$1,847	$1,634	$6,154	$5,266	$213	13.0%	$888	16.9%
CarelonRx	477	516	1,485	1,393	(39)	(7.6)%	92	6.6%
Carelon Services	173	125	518	438	48	38.4%	80	18.3%
Corporate & Other	(741)	(24)	(942)	(73)	(717)	NM	(869)	NM
Operating Margin
Health Benefits	5.0%	4.7%	5.5%	5.1%		30 bp		40 bp
CarelonRx	5.6%	7.1%	5.9%	6.6%		(150) bp		(70) bp
Carelon Services	5.1%	4.0%	5.1%	4.8%		110 bp		30 bp

bp = basis point; one hundred basis points = 1%.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Health Benefits
Operating revenue and operating gain increased primarily as a result of higher premium revenues due to premium rate increases to more accurately reflect the cost of care.
CarelonRx
Operating revenue increased primarily as a result of growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023, partially offset by the impact of a favorable out-of-period adjustment in the third quarter of 2022 that did not recur in the third quarter of 2023.
Operating gain decreased primarily due to the impact of a favorable out-of-period adjustment in the third quarter of 2022 that did not recur in the third quarter of 2023, partially offset by the acquisition of BioPlus in the first quarter of 2023 and growth in external pharmacy members.

Carelon Services
Operating revenue increased primarily due to the continued expansion of our post-acute care services business performed for our Medicare business and behavioral health services performed for our Medicaid business.
The increase in operating gain was primarily driven by the continued expansion of our post-acute care services business and improved performance in our behavioral health business.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenue in our international operations.
Operating loss increased primarily due to the business optimization charges recorded in the third quarter of 2023.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Health Benefits
Operating revenue increased primarily due to higher premium revenues due to premium rate increases to more accurately reflect the cost of care and membership growth in our Medicaid business in the first half of 2023, as well as in our Medicare Advantage business.
Operating gain increased primarily due to premium rate increases to more accurately reflect the cost of care and membership growth in our Medicaid business, partially offset by a charge associated with a court ruling impacting health plans in a certain state related to prior years’ COVID-19 costs.
CarelonRx
Operating revenue increased primarily as a result of growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Operating gain increased primarily due to growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023, partially offset by the impact of a favorable out-of-period adjustment in the third quarter of 2022 that did not recur in the third quarter of 2023.
Carelon Services
Operating revenue increased primarily due to the continued expansion of our post-acute care services business performed for our Medicare business and behavioral health services performed for our Medicaid business.
The increase in operating gain was primarily driven by the continued expansion of our post-acute care services and improved performance in our medical management businesses, partially offset by medical cost trends.
Corporate & Other
Operating revenue decreased primarily due to lower affiliated revenues in our international operations.
Operating loss increased primarily due to an increase in corporate expenses, including primarily for the business optimization charges recorded in the third quarter of 2023.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in Exhibit 99.1 to this Quarterly Report on Form 10-Q in Note 2, “Basis of Presentation and Significant Accounting

Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2022, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2023, our critical accounting policies and estimates have not changed from those described in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2023, our critical accounting policies and estimates related to medical claims payable have not changed from those described in Exhibit 99.1 to this Quarterly Report on Form 10-Q. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2023 and 2022, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2023 and 2022, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2023	2022
Assumed trend factors	$789	$850
Assumed completion factors	553	51
Total	$1,342	$901
The favorable development recognized in the nine months ended September 30, 2023 resulted from trend factors in late 2022 developing more favorably than originally expected and completion factors in the latter parts of 2022 developing faster than expected. The favorable development recognized in the nine months ended September 30, 2022 resulted primarily from trend factors in late 2021 developing more favorably than originally expected.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 84.6% and 83.7% for the nine months ended September 30, 2023 and 2022, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly higher during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the nine months ended September 30, 2023, this metric was 9.6%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022. For the nine months ended September 30, 2022, this metric was 7.3%, largely driven by favorable trend factor development at the end of 2021.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2023, this metric was 1.2%, which was calculated using the redundancy of $1,342. For the nine months ended September 30, 2022, the comparable metric was 0.9%, which was calculated using the redundancy of $901. We believe these metrics demonstrate an appropriate level of reserve conservatism.

New Accounting Pronouncements
We adopted accounting standard amendments on long-duration insurance accounting which became effective for us on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Quarterly Report on Form 10-Q have been restated to reflect the impacts of our adoption as required by the new standard. For more information regarding this new accounting pronouncement that was adopted and new accounting pronouncements that were issued during the nine months ended September 30, 2023, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2023, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30
	2023	2022	Change
Sources of Cash:
Net cash provided by operating activities	$11,032	$9,917	$1,115
Issuances of short- and long-term debt, net of repayments	401	669	(268)
Proceeds from issuance of common stock under employee stock plans	112	152	(40)
Other sources of cash, net	—	23	(23)
Total sources of cash	11,545	10,761	784
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,976)	(2,604)	628
Purchases of subsidiaries, net of cash acquired	(1,570)	(623)	(947)
Repurchase and retirement of common stock	(1,748)	(1,748)	—
Purchases of property and equipment	(970)	(854)	(116)
Cash dividends	(1,049)	(924)	(125)
Changes in bank overdrafts	(523)	—	(523)
Other uses of cash, net	(175)	—	(175)
Total uses of cash	(8,011)	(6,753)	(1,258)
Effect of foreign exchange rates on cash and cash equivalents	(2)	(16)	14
Net increase in cash and cash equivalents	$3,532	$3,992	$(460)
The increase in net cash provided by operating activities was primarily due to higher net income in 2023, when excluding the non-cash impact of business optimization charges recognized in the third quarter of 2023, as well as the non-recurrence of the Subscriber Settlement Agreement payment made in September 2022.
Other significant changes in sources or uses of cash year-over-year included higher amounts for purchases of subsidiaries, net of cash acquired, a decrease in the issuance of short- and long term debt, net of repayments, a decline in bank overdrafts outstanding, an increase in the purchase of property and equipment and an increase in cash dividends. These additional uses of cash were partially offset by reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $39,711 at September 30, 2023. Since December 31, 2022, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $4,667, primarily due to cash generated from operations, partially offset by cash used for the purchase of subsidiaries, cash used for the repurchase and retirement of common stock, the purchase of property and equipment and dividends paid to shareholders.

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
At September 30, 2023, we held $1,659 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.2% and 39.9% as of September 30, 2023 and December 31, 2022, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides for a credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of September 30, 2023 or December 31, 2022. As of September 30, 2023, we were in compliance with all of the debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. At September 30, 2023 and December 31, 2022, we had no commercial paper outstanding under our commercial paper program. Beginning June 30, 2023, we have reclassified our commercial paper balances, if any, from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $0 and $265 of outstanding short-term borrowings from the FHLBs at September 30, 2023 and December 31, 2022, respectively.
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
For additional information regarding our sources and uses of capital at September 30, 2023, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2022, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2022 included in Part II, Item 8 of Exhibit 99.1 to this Quarterly Report on Form 10-Q.
Future Sources and Uses of Liquidity
We believe that cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
There have been no material changes to our long-term liquidity requirements as disclosed in Part II, Item 7 of Exhibit 99.1 to this Quarterly Report on Form 10-Q. For additional updates regarding our estimated long-term liquidity requirements, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

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

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2023, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2023 to July 31, 2023	502,279	$442.38	500,755	$5,386
August 1, 2023 to August 31, 2023	386,749	$464.83	385,456	5,207
September 1, 2023 to September 30, 2023	176,840	449.35	176,309	5,128
	1,065,868		1,062,520
1    Total number of shares purchased includes 3,348 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2023, we repurchased 1,062,520 shares at a total cost of $480 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 24, 2023 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION

Recast 2022 Annual Financial Information
We are filing Exhibit 99.1 to this Quarterly Report on Form 10-Q to recast certain prior years’ financial information and related disclosures to reflect changes to our reportable segments beginning in the first quarter of 2023, as well as the impact of the adoption of a new accounting standard related to the accounting for long-duration insurance contracts, which we adopted on January 1, 2023, using a modified retrospective transition method as of January 1, 2021. The recast financial information and related disclosures set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q present such financial information and related disclosures as they would have appeared had we changed our reportable segments and adopted the new accounting standard prior to January 1, 2023 and do not reflect events or developments that may have occurred subsequent to the filing of our 2022 Annual Report on Form 10-K.
The information contained in Exhibit 99.1 to this report is incorporated herein by reference.

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
ITEM 6.    EXHIBITS

Exhibit Number			Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2			Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.

4.7			Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.9	(d)	*	Form of Employment Agreement between the Company and Mark Kaye.

10.11		*	Offer Letter, by and between the Company and Mark Kaye, dated as of August 2, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023.

23			Consent of Independent Registered Public Accounting Firm.

31.1			Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Recast of certain financial information and related disclosures initially included in Part I, Item 1 “Business,”, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II Item 8. “Financial Statements and Supplementary Data” and Part IV Item 15 (c) “Financial Statement Schedule” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on February 15, 2023.

101			The following material from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; (vi) Notes to Consolidated Financial Statements; and (vii) the information under Part II, Item 5, “Other Information.” The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104			Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*			Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

October 18, 2023	By:	/S/ JOHN E. GALLINA
John E. Gallina Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

October 18, 2023	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)