Form 10-K
period 2023-12-31
Elevance Health, Inc.
filed 2024-02-21
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2023 was approximately $104,634,460,663.
As of February 1, 2024, 232,668,735 shares of the registrant’s common stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2024.

Elevance Health, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2023

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Elevance Health” or the “Company” refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, including COVID-19, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or breaches or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; information technology disruptions; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; failure to effectively maintain and modernize our information systems; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
Elevance Health and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Elevance Health,” is a leading health company bringing together the concepts of elevate and advance, in order to exemplify and follow our bold purpose of improving the health of humanity. We serve people across their entire health journey to better address their full range of needs with an integrated whole-health approach. Through our broad view, we aim to meaningfully improve the health of the people and communities we serve. We strive to deliver on our mission by maximizing the power of partnerships, innovating to fuel growth and health equity, and maintaining a high-performance culture. Our strategy is to be a lifetime trusted health partner through the following four core focus areas:
•Whole Health – Partner to address physical, behavioral and social needs to improve health, affordability, quality, equity, and access for individuals and communities.
•Exceptional Experiences – Put the consumers we serve at the center of all that we do, personalizing engagement to meet consumers where they are and optimize health outcomes across individuals and populations.
•Care Provider Enablement – Be the easiest payer to work with by supporting care provider partners with data, insights, and tools they need to deliver exceptional care for our consumers.
•Digital Platform – Use digital technologies such as AI to transform the way we operate our business and interact with consumers by driving improvements in efficiency and experiences and converting data into actionable insights.
With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Community – We put people first
•Diversity – We value our differences
•Integrity – We build trust
•Agility – We embrace change
•Leadership – We lead by example
We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 47 million medical members through our affiliated health plans as of December 31, 2023. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also to unaffiliated health plans, including pharmacy services, dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare, Simply Healthcare and/or Wellpoint. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights, Carelon Health, Carelon Behavioral Health and CareMore.

As we announced in 2022, we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we are uniting select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare related services and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate resources, and made changes to our reportable segments beginning in the first quarter of 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international businesses from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation.
For additional discussion, see “Reportable Segments” below in this “Business” section and Note 1, “Organization,” and Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs with regard to any product customers are enrolled in with us. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnered with providers to lower cost and improve the quality of healthcare for our members, and we continue to develop new and innovative ways to effectively manage risk and engage our members. Further, we continue to expand our financial arrangements with providers to implement payment models that advance value-based care. We believe focusing on quality of care rather than volume of care is the foundation for improving patient outcomes. Our value-based payment model supports patient-centered care by improving collaboration between providers and health partners and delivering to our patients the right care, at the right time, in the right place. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to optimize our core businesses, invest in high-growth opportunities, and accelerate capabilities and services.
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

Advances in medical technology, including new specialty drugs, the aging population and other demographic characteristics continue to contribute to rising healthcare costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, health-outcomes based initiatives and health quality-based financial incentives. We believe our market position and high business retention rates will enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage operating expenses continues to be a driver of our overall profitability.
Our future results of operations will be impacted by certain external forces and resulting changes in our business model and strategy. Changes to our business environment will continue as elected officials at the national and state levels enact, and both elected officials and candidates for election propose, modifications to existing laws and regulations, including changes to taxes and fees. For additional discussion, see “Regulation” below in this “Business” section and Part I, Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Our results of operations are also impacted by levels and mix of membership, which can change as a result of the quality and pricing of our health benefits products and services, an aging population, economic conditions, changes in unemployment, the continued and future impact of large-scale emergencies like the COVID-19 pandemic, acquisitions, entry into new markets and expansions in or exits from existing markets. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes, membership impacts caused by Medicaid redeterminations, changes in how our members access healthcare services, or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
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
Through our participation in various federal government programs, we generated approximately 29% of our total consolidated revenues from agencies of the U.S. government for the year ended December 31, 2023 and 28% for the years ended December 31, 2022 and 2021, respectively. The majority of these revenues are contained in our Health Benefits segment as described below. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.
Reportable Segments
In 2022, we managed and presented our operations through the following four reportable segments: Commercial & Specialty Business, Government Business, CarelonRx and Other. In the first quarter of 2023, we reorganized our reportable segments as described below. Previously reported information in this Annual Report on Form 10-K has been reclassified to conform to the new presentation and reflect changes that occurred in 2023.
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
Our CarelonRx segment includes our pharmacy business. CarelonRx markets and offers pharmacy services, including pharmacy benefit management (“PBM”) services, to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx offers a comprehensive pharmacy services portfolio, which includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services.

Our Carelon Services segment integrates physical, behavioral, social and pharmacy services to deliver whole health affordably by creating value through the offering of market-competitive services powered by analytics. Carelon Services offers a broad array of healthcare related services and capabilities to internal and external customers including utilization management, behavioral health, integrated care delivery, palliative care, payment integrity services and subrogation services, as well as health and wellness programs. At the end of 2023, Carelon Services integrated Carelon Global Solutions into the Carelon family of offerings. The companies under Carelon Global Solutions have been providing services related to data management, information technology, and business operations since 2019 and were previously included within our Corporate & Other segment.
Our Corporate & Other segment includes our businesses that do not individually meet the quantitative threshold for an operating segment, as well as corporate expenses not allocated to our other reportable segments.
For additional information, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Membership
Our medical membership includes the following customer types: Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEHB. In addition, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, the FEHB program, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs. Further, CarelonRx was built to simplify pharmacy care and focus on the whole person, and we expect it will make it easier for our customers to achieve better health outcomes at a lower total cost of care while improving consumer experience.
We market our Individual, Medicare and certain Employer Group products with a smaller employee base through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships. Products for commercial customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual markets, we offer on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”) in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) and off-exchange products. Federal subsidies are available for certain members, subject to income and family size, who purchase Public Exchange products.
We made the decision to expand our participation in the Individual state- or federally-facilitated marketplaces for 2024. We also expect growth in our Public Exchange membership as Medicaid members who are no longer eligible for Medicaid coverage continue to exit the Medicaid program and seek coverage elsewhere. For 2024, we are offering Individual Public Exchange products in 141 of the 143 rating regions in which we operate, in comparison to 138 of the 143 rating regions in 2023. See “Regulation” below in this “Business” section for additional discussion about the Public Exchange marketplace.
Being a licensee of the BCBS association of companies, of which there were 34 independent primary licensees including us as of December 31, 2023, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®. BlueCard® host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-

sponsored health plan serviced by a non-Elevance Health controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, including claims pricing and administration, for which we receive service fees from the BlueCard® members’ home plan. Other administrative functions, including maintenance of enrollment information and customer services, are performed by the home plan. See “BCBSA Licenses” below in this “Business” section for additional information on our BCBSA licenses. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded, or Wellpoint plans, which include Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare and Simply Healthcare plans.
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
Health Benefits
•Commercial Risk-Based Products. We offer employer groups a diversified mix of managed care risk-based products including: Preferred Provider Organization (“PPO”), Health Maintenance Organization (“HMO”), Consumer-Driven Health Plans (“CDHP”), Traditional Indemnity and Point-of-Service (“POS”) plans. PPO plans generally provide members the freedom to choose any healthcare provider, but require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. HMOs include comprehensive managed care benefits generally through a participating network of physicians, hospitals and other providers. CDHPs generally combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which may result in tax benefits to the employee and allow some or all of the dollars remaining in the personal care account at year-end to be rolled over to the next year for future healthcare needs. Traditional indemnity plans offer the member an option to select any healthcare provider for covered services, with coverage subject to deductibles and coinsurance and with member cost-sharing usually limited by out-of-pocket maximums. POS products blend the characteristics of HMO, PPO and indemnity plans. In general, POS plans allow members to choose to seek care from a provider within the plan’s network or outside the network, subject to, among other things, certain deductibles and coinsurance.
We also offer Individual risk-based products on and off the Public Exchange, covering essential health benefits (as defined in the ACA) along with many other requirements and cost-sharing features.
•Commercial Fee-Based Products. We provide a broad array of managed care services to fee-based groups, including claims processing, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. Fee-based health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also charge a premium to underwrite stop loss insurance for employers that maintain fee-based plans but want to limit their retained risk.
In addition, we perform certain administrative functions for BlueCard® host members, discussed under “Membership” above, including claims pricing and administration, for which we receive service fees from the BlueCard® members’

home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.
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
Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of commercial accounts or groups who are not affiliated with our commercial accounts that have selected a Medicare Advantage product through us. MMP is focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by the traditional Medicare Fee-For-Service program. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries.
•Medicaid Plans and Other State-Sponsored Programs. Our Medicaid business includes our managed care alternatives through public-funded healthcare programs, including Medicaid; Medicaid expansion programs; Temporary Assistance for Needy Families (“TANF”); programs for seniors and people with disabilities (“SPD”); Children’s Health Insurance Programs (“CHIP”); and specialty programs such as those focused on long-term services and support (“LTSS”), HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. In 2023, we provided Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Puerto Rico, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

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
CarelonRx
Our subsidiary CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country in our Health Benefits segment, as well as to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services.
CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation (“CVS”), pursuant to an agreement that is set to terminate on December 31, 2025 (the “CVS Agreement”).
Carelon Services
Business units in Carelon Services offer a broad array of healthcare related services and capabilities to internal and external customers, including utilization management, behavioral health, integrated care delivery, palliative care, payment integrity services and subrogation services, health and wellness programs, information technology services and global business process support. Key services offered include:
•Advanced Analytics and Services. We leverage data, analytics, and insights to help improve outcomes and lower the cost of care, by ensuring that our members receive safe, appropriate, high-quality, cost-effective care and that our providers are reimbursed accurately and timely.
•Behavioral Health. We provide comprehensive behavioral health management services through clinical and network administration. In a limited capacity, we also provide high-quality, evidence-based behavioral healthcare and counseling services through licensed clinicians in convenient and accessible locations.
•Care Delivery. We provide highly integrated, personalized care to patients with chronic and complex conditions, whether in their home, care centers, mobile units, skilled nursing facilities, hospitals, or virtually. Additionally, we provide non-hospice, community-based palliative care to deliver an extra layer of personalized support and whole-person care.
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
In addition, the pharmacy industry is highly competitive, and CarelonRx is subject to competition from national, regional and local pharmacy service providers, insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order pharmacies, web pharmacies and specialty pharmacies. Strong competition within the pharmacy industry has generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings.
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

Our pharmacy services pricing through CarelonRx is presented to market via discounts off the average wholesale price for drugs dispensed through the retail, mail and specialty channels as well as through rebate projections. We utilize group-specific script data, formulary, network and clinical care program selection combined with administrative expense, risk and profit guidance to set market competitive pricing discounts and rebate projections. Pharmacy services pricing guidelines guide the underwriting process and undergo an annual external review process to ensure market competitiveness.
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
Seasonality
We experience seasonality in our Health Benefits segment. While our premium revenues are not seasonal, our benefit costs typically increase during the year as our risk-based members pay their contractual portion of claims responsibility under annual deductibles and reach their out-of-pocket maximum limits.
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
Care coordination is one of the strategies we utilize and is based on nationally recognized criteria developed by third-party medical specialists to help coordinate inpatient as well as outpatient care and monitor appropriate utilization of such services. Our case management focuses on identifying membership that will require a high level of intervention and providing assistance to manage their healthcare needs. Precertification is utilized to assess appropriateness of certain hospitalizations and other medical services prior to the services being rendered. Our medical policy committee determines our national policies and guidelines for the application of medical technologies, procedures and services and reviews these policies and guidelines at least once a year or as new published clinical evidence becomes available. We are actively engaged with our hospital and physician networks to enable them to improve medical and surgical care and achieve better outcomes for our members. We also work with outside experts through a process of external review to provide our members scientifically and clinically evidence-based medical care. Our web-based tools allow our members to obtain or compare cost estimates for care, including out-of-pocket costs.
We remain committed to assisting our members in making informed and value-based healthcare decisions, providing for easier navigation of healthcare services and delivering a better healthcare experience.
Care Management and Wellness Products and Programs
We continue to expand our suite of integrated care management programs and tools. Availability of these programs and tools to our members may depend on the particular plan or product in which they participate. Our care management tools and programs are designed to increase quality and reduce medical costs for our members and help them make better decisions about their well-being as they navigate the healthcare system. Our digital engagement platform, Sydney Health, is designed to give our members access to personalized health and wellness resources; medical, pharmacy, dental, vision, life and disability benefits details; as well as virtual care services, all in one place. Our care management, infertility services and maternity management programs serve as adjuncts to physician care. Through these programs, medical professionals help to educate participants regarding their care and condition. Our 24/7 NurseLine offers access to qualified, registered nurses to allow our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. Our CareMore subsidiary specializes in whole-person care for members with complex and chronic conditions to improve clinical outcomes and patient well-being. Our Aspire Health subsidiary engages with members near end of life and/or requiring palliative care to manage serious illnesses and improve quality of life during a difficult time. Beginning in 2024, Aspire Health and CareMore have rebranded and now operate under the new name, Carelon Health. With our integrated information systems and sophisticated data analytics, we help our members improve their compliance with evidence-based care guidelines, provide personal care notes that alert members to potential gaps in care, enable more prudent healthcare choices and assist in the realization of member out-of-pocket cost savings. Our employee assistance programs provide 24/7 telephonic support for personal and crisis events and provide resources such as counseling and referral assistance with childcare, health and wellness, financial issues, legal issues, adoption and daily living. We have a comprehensive behavioral health case management program supporting a wide range of members who are impacted by their behavioral health conditions, including specialty areas such as eating disorders, anxiety, depression and substance abuse. The program assists members and their families with obtaining appropriate behavioral health treatment, offering community resources, providing education and telephonic support, and promoting provider collaboration.
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
Through our Carelon Medical Benefits Management, Inc. subsidiary, formerly known as AIM Specialty Health, we promote appropriate, safe and affordable member care in areas including imaging, sleep disorders, cardiac testing, oncology drugs and musculoskeletal procedures. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage provider communities and members in the more effective and efficient use of outpatient services and to promote the most appropriate use of clinical services to improve the quality of care.
Through our Carelon Post Acute Solutions, Inc. subsidiary, formerly known as myNEXUS, Inc., we perform management review for home health and post-acute institutional services provided to Medicare members, with the goal of ensuring they receive appropriate, high-quality care and supporting their transition back into the home. Effective management of these services can help reduce preventable hospital admissions and readmissions, thereby improving healthcare outcomes for patients. Additionally, Carelon Post Acute Solutions, Inc. has developed programs to address healthcare quality by identifying and closing care gaps. A social determinants of health program screens our members for social needs and connects members to appropriate community resources to encourage better care outcomes. Both medical benefits management and post acute solutions programs are examples of how we facilitate improvements in the quality of care provided to our members and promote cost-effective medical care.
The physical aspects of health have been traditionally the focus and the priority for healthcare. However, unique life circumstances and experiences impact every individual and their health. We seek to understand our members' health-related social needs to create a healthcare system that synchronizes care delivery for physical, behavioral, social and pharmacy needs. We are advancing our efforts through consistent screening of our members for their social needs by using industry-standard tools such as the Protocol for Responding to & Assessing Patients’ Assets, Risks & Experiences, co-creating social action plans with our members, connecting members to related social support services, and evaluating the entire process for continuous quality improvement. We are committed to ensuring that all people, regardless of age, race or ethnicity, sexual orientation, gender identity, disability, and geographic or financial access can receive individualized care. Harnessing data gives a more complete picture of each individual and their health needs and can help make healthcare more personalized and equitable. Strengthening communities has a positive effect on health; therefore, we value and nurture our local ties, which are a key component of our whole-health approach and drive us to work closely with community organizations that create support networks. Using our data, we also identify the resources needed to support local residents, including the people who we serve, to ensure those resources can better meet local needs.
BCBSA Licenses
We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive, use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national association of independent Blue Cross and Blue Shield companies, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. Although previously we did not have a right to sell products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products, under the terms of the subscriber settlement agreement and release (“Subscriber Settlement Agreement”) among the class of plaintiffs, BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”) and some large national employers with self-funded plans (specifically identified in the Subscriber Settlement Agreement), have a right to request a second Blue plan bid in addition to a bid from the local Blue plan. The Subscriber Settlement Agreement received final approval in August 2022.
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
We believe that we and our licensed affiliates are currently in compliance with these standards. The standards under the license agreements may be modified in certain instances by the BCBSA. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for additional details on the impact if we were not to comply with these license agreements and Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Subscriber Settlement Agreement.
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
Supervisory agencies, including federal and state regulators, departments of health and insurance and secretaries of state, have broad authority to:
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
•audit, and recover audit discrepancies, including risk adjustment data validation (“RADV”) audits;
•scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria; and
•impose monetary and criminal sanctions for non-compliance with regulatory requirements.
To carry out these tasks, these government entities periodically examine our operations and accounts.
The health benefits business, pharmacy services, and related healthcare products and services businesses also may be adversely impacted by court and regulatory decisions that expand or invalidate the interpretations of existing statutes and regulations. It is uncertain whether we could recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
The Consolidation Appropriations Act of 2023
Under the Consolidated Appropriations Act of 2023, Congress decoupled Medicaid eligibility redetermination from the Public Health Emergency initially declared in January 2020 relating to COVID-19 (the “PHE”). As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. This process is anticipated to take up to 14 months to complete, although most states are expected to complete the redetermination process by June 30, 2024. As redeterminations have resumed, we have experienced a decline in our Medicaid membership. We have seen, and we expect to continue to see, growth in our commercial plans, including through the Public Exchanges, and Medicare as members who are no longer eligible for Medicaid coverage in our 14 commercial states seek coverage elsewhere. On May 11, 2023, the PHE ended in accordance with the Biden Administration’s January 30, 2023 announcement.
The Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which was signed into law in August 2022, contains a variety of provisions that impact our business, including an extension of the American Rescue Plan Act of 2021's enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock made after December 31, 2022; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule to 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment as Medicaid eligibility redeterminations have resumed, supporting continuity of coverage for more people.
The Consolidated Appropriations Act of 2021
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted us since its passage and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the 2021 Appropriations Act applicable to us have varying effective dates, some of which were effective in December 2021 and during 2022, and others that were extended into 2023 since the enactment of the 2021 Appropriations Act.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2023, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
•The establishment of minimum MLR thresholds by line of business for the commercial market (which may be subject to more restrictive MLR thresholds under state regulations, such as those in New York). Medicare Advantage or Medicare Part D prescription drug plans that do not meet the mandated threshold will have to pay a minimum MLR rebate, will be subject to restricted enrollment if MLR is below the threshold for three consecutive years and are subject to contract termination if the plan’s MLR is below the threshold for five consecutive years. In addition, state Medicaid programs are required to set managed care capitation rates such that a minimum MLR is projected to be achieved; however, states are not required to collect remittances if the minimum MLR is not achieved.
Approximately 52.3% and 18.0% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2023. Approximately 52.3% and 17.5% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2022.
•The creation of an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star ratings system, which awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star ratings system can be modified by CMS annually. CMS released our 2024 Star ratings in October 2023, which will be used to determine our Medicare Advantage plans’ Star quality bonus payments beginning in 2025. Based on our membership at September 1, 2023, 34% of our Medicare Advantage members were in plans with 2024 Star ratings of at least 4.0 Stars, compared to 64% of our Medicare Advantage members being in plans with 2023 Star ratings of at least 4.0 Stars based on our membership at September 1, 2022. This change in our 2024 Star ratings is expected to impact our Star quality bonus payments and plan level rebates beginning in 2025. We expect a reduction to our 2025 operating revenue of approximately $500 million, net of offsets from contracting provisions. Further, we expect to partially mitigate the financial impact to our 2025 operating gain and net income through various strategies such as contract diversification, operating expense efficiencies, capital deployment alternatives and network enhancements.
•The implementation of a Medicare Advantage payment formula, which prevents reimbursement rates from increasing as much as otherwise would be expected.
We continue to evaluate our experience in the Public Exchange markets. Based on the viability of the Public Exchanges and availability of federal subsidies, we have made a decision to expand our participation in the Individual state, or federally-facilitated, marketplaces for 2024. We also expect continued growth in our Public Exchange membership as Medicaid members who are no longer eligible for Medicaid coverage continue to exit the Medicaid program and seek coverage elsewhere. For 2024, we are offering Individual Public Exchange products in 141 of the 143 rating regions in which we operate, in comparison to 138 of the 143 rating regions in 2023. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows, and may require further adjustments to our rates and participation going forward. Changes to our business environment are likely to continue as elected officials at the federal and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees.
Pharmacy Services and Drug Benefit Regulation
Pharmacy services, including PBMs, are regulated at both the federal and state levels and must comply with federal and state statutes and regulations governing a PBM's business, including, but not limited to pharmacy network restrictions and configurations, formulary management, affiliate pharmacy reimbursement, anti-steering to affiliated pharmacies, pharmacy effective rates, guarantees and reconciliations, reimbursement pricing type mandates, purchase discount and/or rebate arrangements with drug manufacturers, advertising and licensing. For example, in recent years the state and federal governments have banned certain PBM business practices, including “gag clauses,” which prohibit pharmacists from informing patients when a lower cost drug was available as a substitute, and “clawbacks,” which occurred when PBMs sought to recoup the difference between the reimbursed cost of the drug and the patient’s copay when the drug itself was less expensive than the copay paid by the patient. Regulation in the states varies dramatically and ranges from licensure of PBMs as third-party administrators, licensure specifically as a PBM, and licensure accompanied by additional disclosures and limitations of business practices to varying degrees.
PBMs are also subject to continued changes in public policy, legislation, laws, and regulations relating to drug benefits and pharmacy services, which include, but are not limited to (1) regulation of rebates from drug manufacturers that would require rebate dollars to be applied at the point-of-sale, (2) federal policy changes to set the prices for a subset of drugs covered under the Medicare program, (3) reforms to the Medicare drug benefit, such as beneficiary cost-sharing changes that aim to lower consumer costs, (4) attempts at both the federal and state levels to prohibit the use of spread pricing contracts in both the commercial and Medicaid markets, (5) prior authorizations of drugs, (6) transparency and public disclosure of costs and profits, (7) prohibiting exclusive specialty and mail pharmacy networks, (8) limiting accreditation and credentialing requirements, and (9) consumer choice/any willing provider requirements. These changes in public policy, legislation, laws, and regulations have the potential to have broad impacts on our pharmacy benefit management services and could materially adversely affect our business.
Our pharmacy services business include home delivery and specialty pharmacies, as well as clinic-based pharmacies, which must be licensed as pharmacies in the states in which they are located. Certain pharmacies must also register with the U.S. Drug Enforcement Agency (“DEA”) and individual state-controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our pharmacies are located, we may also be required to comply with certain laws and regulations in certain states into which one of our pharmacies delivers prescription drugs, including those requiring us to register with Boards of Pharmacy as a non-resident pharmacy. These non-resident states generally expect our pharmacies to follow the laws of the state in which the pharmacies are located, but some non-resident states also require us to comply with certain of their pharmacy regulations as well. Additionally, pharmacies that participate in Medicare or Medicaid pharmacy networks are required to comply with applicable Medicare and Medicaid provider rules and regulations.
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
New cybersecurity disclosure rules adopted by the Securities and Exchange Commission (SEC) became effective in December 2023. Public companies that experience a cybersecurity incident that is determined by the company to be material are now required to file a Current Report on Form 8-K describing the material aspects of the nature, scope and timing of the incident, and the material impact or reasonably likely material impact on the company, including its financial condition and results of operations, within four business days after the company determines that the incident is material.

In addition, Public Exchanges are required to adhere to privacy and security standards with respect to personally identifiable information and to impose privacy and security standards that are at least as protective as those the Public Exchange has implemented for itself on insurers offering plans through the Public Exchanges and their designated downstream entities, including pharmacy services providers and other business associates. These standards may differ from, and be more stringent than, HIPAA.
Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices, such as state laws like the California Privacy Rights Act of 2020 that govern the use, disclosure and protection of member data and impose additional breach notification requirements. The NAIC is drafting a new privacy model act, which could expand consumer privacy rights. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Complying with conflicting cybersecurity regulations and varying enforcement philosophies, which may differ from state to state, requires significant resources and may materially and adversely affect our ability to standardize our products and services across state lines.

Federal regulations have been finalized in the following areas that will continue to materially impact our operations:
•Federal regulations on data interoperability that require claims data to be made available to third parties unaffiliated with us that may not be HIPAA regulated; and
•Federal regulations requiring hospitals and health insurers to publish negotiated prices for services, including the health plan price transparency regulations issued in October 2020 by the U.S. Departments of Health and Human Services, Labor and Treasury (the “Health Plan Transparency Rule”).
Beginning in July 2022, the Health Plan Transparency Rule required us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we were required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. Effective January 1, 2024, this requirement has expanded to include all items and services.
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
International Regulation
We have various international subsidiaries, which provide administrative and other services, that are subject to different, and sometimes more stringent, legal and regulatory requirements that vary widely by jurisdiction. In addition, our non-U.S. operations are subject to U.S. laws regulating the conduct and activities of U.S.-based businesses operating abroad, including but not limited to, the Foreign Corrupt Practices Act and corresponding foreign laws governing anti-bribery, anti-corruption, anti-money laundering, data protection and privacy, employment, and other regulatory oversight initiatives.
Human Capital
The foundation of our strategy starts with our culture, and our associates are critical to fulfilling our purpose of improving the health of humanity. As of December 31, 2023, our employee population, including all full-time, part-time and temporary workers, consisted of approximately 104,900 individuals, 78,100 in the United States and 26,800 internationally. We believe we have built a high-performance culture that enhances our ability to deliver on our commitments and guides us to address the challenges of today. We believe that our culture allows us to attract and retain talented and experienced individuals to support the communities we serve.
Each year we conduct an internal associate engagement survey that provides our associates with an opportunity to share their opinions and experiences with respect to their roles, their teams and the Company, and we also offer online feedback tools. Our management team reviews, monitors and analyzes associate feedback and acts on responses to identify opportunities to adjust our policies and benefits to improve our associates’ experiences. More than 90% of our associates participated in the survey conducted in 2023.

Because dedication to human capital management is a core component of our corporate governance, the Compensation and Talent Committee of our Board of Directors regularly reviews and discusses management's approach to talent acquisition and retention, and also monitors our programs and practices related to workforce diversity and inclusion.

Inclusion & Diversity
The diversity of our associates is central to achieving key strategies and improving performance. We strive to attract, develop, maintain and support a diverse and inclusive workforce comprised of a vast array of backgrounds, life experiences and cultures, which we believe enables a deeper connection with our members, allowing us to better serve our members and communities, and drives greater business results. In order to build diverse and inclusive teams, our CEO and executive management set expectations for inclusive leadership and hold leaders accountable for achieving results.
As of December 31, 2023, our U.S. associate population was approximately 77% female and 50% racially and ethnically diverse, while 65% of our managers in the U.S. were female and 38% were racially or ethnically diverse.

Fair Pay
We are committed to a fair pay workplace. We were in the first cohort of companies certified by the Fair Pay Workplace (“FPW”), an independent certification that takes a holistic approach to pay equity, partnering to design an annual pay equity action plan that includes a perpetual review of all positions, new hires and promotions to effect meaningful and measurable change. This independent certification is based on a set of publicly available rules and standards and the endorsed methodology of a group of leading experts from forward-thinking corporations, academia, human resources, data science and the legal field. After partnering with and overseeing our review process, FPW has validated our analysis of our associate population, which found that pay for females in the U.S. is within 1% of their male counterparts and pay for people of color in the U.S. is equal to their white counterparts, after taking into account neutral job-related factors.
Talent Development
Growing and developing our talent internally is key to our succession plans and our ability to lead at our best every day. To inspire a high-performance culture and promote talent excellence, we offer individual, career and leadership development opportunities, encouraging associates to continually learn and grow. We offer various instructor-led and virtual instructor-led programs and maintain a vast curriculum of relevant, on-demand learning and development resources. In 2023, we invested a significant amount in human capital development, averaging approximately 28 hours of training and development per associate. Over 19% of our U.S. workforce participated in our nine business resource groups, which provide associates meaningful opportunities to connect, collaborate and grow.

Health & Wellbeing

We have the privilege of touching the lives of millions of people each day, starting with the health of our own associates. To improve the health and wellbeing of our associates, we offer a comprehensive compensation package, including competitive salaries, a 401(k) plan and medical, dental, vision and disability coverage. In addition, we offer our associates wellness and behavioral health programs and tools to help them get and stay healthy and more easily manage their work and personal lives. In 2023, we formalized our workforce practices and instituted a mixed hybrid, remote and in-office workplace strategy. We also foster associate engagement through a variety of activities based in our key office locations.

Information About Our Executive Officers
The following sets forth certain information regarding our executive officers and Chief Accounting Officer as of February 1, 2024.

Name	Age	Position
Gail K. Boudreaux	63	President and Chief Executive Officer
Mark B. Kaye	44	Executive Vice President and Chief Financial Officer
Peter D. Haytaian	54	Executive Vice President and President, Carelon and CarelonRx
Charles M. Kendrick, Jr.	58	Executive Vice President and President, Commercial & Specialty Health Benefits
Ratnakar V. Lavu	53	Executive Vice President and Chief Digital Information Officer
Felicia F. Norwood	64	Executive Vice President and President, Government Health Benefits
Blair W. Todt	56	Executive Vice President and Chief Legal and Administrative Officer
Ronald W. Penczek	59	Chief Accounting Officer and Controller
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
Mr. Kaye has served as our Executive Vice President and Chief Financial Officer since November 2023. Prior to joining us, he served as the Executive Vice President and Chief Financial Officer of Moody’s Corporation (“Moody’s”) from April 2021 to September 2023, with responsibility for all global finance activities across the company and as Senior Vice President-Chief Financial Officer from August 2018 to April 2021. Prior to Moody’s, he served as Senior Vice President and Head of Financial Planning and Analysis at Massachusetts Mutual Life Insurance Company (“MassMutual”) from February 2016 until July 2018, and Chief Financial Officer of MassMutual U.S. since July 2015. Prior to that, Mr. Kaye served as Chief Financial Officer and Senior Vice President, Retirement Solutions, at Voya Financial (formerly ING U.S.) from 2011 to 2015, and Mr. Kaye previously held various senior financial and risk reporting positions at ING U.S. and ING Group. Prior to that, Mr. Kaye worked in the investment banking division of Credit Suisse First Boston.
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
Mr. Kendrick has served as our Executive Vice President and President of our Commercial & Specialty Health Benefits since October 2021. From January 2021 until October 2021, Mr. Kendrick served as President of our Commercial Business West Markets (California, Colorado, Indiana, Kentucky, Missouri, Nevada, Ohio and Wisconsin). Mr. Kendrick joined us in 1995, and has held numerous leadership roles across the organization, including serving as President, Anthem National Accounts/Central Markets from 2015 until January 2021 and President of National Accounts and General Manager for Anthem Blue Cross and Blue Shield of Georgia from 2010 until 2015.

Mr. Lavu joined Elevance Health as our Executive Vice President and Chief Digital Information Officer on February 5, 2024. Prior to joining us, he served as Global Chief Digital Information Officer of Nike, Inc. (“Nike”) from July 2019 to February 2023. Prior to Nike, he served as Chief Technology Officer/CIO of Kohl’s Corporation (“Kohls”) from March 2016 to June 2019, and he previously held other positions with Kohls beginning in 2011, including Executive Vice President, Digital Technology, and Senior Vice President of Digital Innovation. Prior to that, Mr. Lavu served as Chief Technology Officer at Redbox Automated Retail, LLC from October 2009 to October 2011.

Ms. Norwood has served as our Executive Vice President and President of our Government Health Benefits since June 2018. Prior to joining us, she was Director of The Department of Healthcare and Family Services for the State of Illinois from 2015 to June 2018. Prior to that appointment, Ms. Norwood held a variety of leadership roles at Aetna, with her most recent role as President of the Mid-America Region for Aetna from 2010 until 2013.
Mr. Todt has served as our Executive Vice President and Chief Legal Officer since November 2020 and as our Chief Administration Officer since April 2023. Mr. Todt also served as our interim head of human resources and global security and safety team from January 2022 until March 2023. Prior to joining us, Mr. Todt served as Senior Vice President, Legal, Compliance & Business Performance and Chief Legal Officer of HCSC from 2016 to July 2020. Prior to joining HCSC, Mr. Todt held a variety of leadership roles at WellCare Health Plans, Inc. (health insurance company), with his most recent role as Senior Vice President, Chief Legal and Administrative Officer and Secretary from 2010 until 2016.
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
Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers at www.sec.gov. Our website is www.elevancehealth.com. We have included our website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K or any of our other SEC filings. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our website our Corporate Governance Guidelines, our Code of Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange. Elevance Health, Inc. is an Indiana corporation incorporated on July 17, 2001.

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
Our profitability depends on accurately predicting and pricing healthcare costs and our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the type, number and cost of individual services rendered. Numerous factors affecting healthcare costs may adversely affect our ability to predict and manage healthcare costs, and may impact our business, cash flows, financial condition and results of operations. These factors include, among others, changes in healthcare practices, demographic characteristics including the aging population, short and long-term risks associated with our members' lifestyle decisions, medical cost inflation, increased labor costs, evolution of new technologies, drugs and treatments, increased cost of individual services, increased number and cost of prescription drugs, clusters of high cost cases, increased use of services, including resulting from pandemics, large-scale medical emergencies, increasing natural disasters in connection with climate change and other public health crises, new mandated benefits and treatment guidelines and changes to other regulations impacting our business.
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
Although federal and state premium and risk adjustment mechanisms could help offset health benefit costs above our projections if the assumptions we use to set our premium rates are significantly different than actual results, our results of operations and financial condition could still be adversely affected. The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based on assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable compared to our underlying assumptions, our incurred losses would increase, and future earnings could be adversely affected.
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
We expanded our participation in the Public Exchange markets for 2023 and as a result, offered Individual Public Exchange products in most of the rating regions in which we operate. We further expanded in a limited number of additional counties in 2024. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows, and may require further adjustments to our rates and participation in Public Exchanges going forward.

A significant reduction in the enrollment in our health benefits programs, pharmacy services or diversified products and services, particularly in states where we have large regional concentrations, could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits programs, pharmacy services, or diversified products and services could adversely affect our business, cash flows, financial condition and results of operations. Factors that have contributed, and may continue to contribute to, a reduction in enrollment include: reductions in workforce by existing customers, a reduction in Medicaid membership due to the end of the temporary suspension of eligibility redetermination for Medicaid recipients in response to the COVID-19 pandemic, a general economic upturn that results in fewer individuals being eligible for Medicaid programs, a general economic downturn that results in business failures and high unemployment rates, employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis, participation on Public Exchanges, federal and state regulatory changes, failure to obtain new customers or retain existing customers, premium increases and benefit changes, our exit from a specific market, negative publicity and news coverage, and failure to attain or maintain nationally recognized accreditations.
The states in which we operate with the largest concentrations of revenues include California, Virginia, New York, Ohio, Indiana, Florida, Texas and Georgia. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state-specific or regional economic downturns impacting these states. If any such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
As part of our normal operations, we collect, store, process, retain and analyze certain sensitive and confidential information, including personal information subject to privacy, security and data breach notification requirements. Some of the data we process, store and transmit is outside of the U.S. due to the structure of our information technology systems and our internal business operations. We are subject to a variety of continuously evolving federal, state and international laws and rules regarding collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing and disposal of sensitive or confidential information that, depending on the specific business and intended data use, include without limitation, HIPAA's privacy and security rules, HIPAA's HITECH rule, the Gramm-Leach-Bliley Act, the General Data Protection Regulation and numerous state laws governing personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act. We have programs in place to detect, contain and respond to data, privacy and security incidents and provide employee awareness training regarding phishing, malware, and other risks to protect against privacy and cybersecurity incidents. Our facilities and systems, and those of our third-party service providers, including our business associates, are regularly the target of, and may be vulnerable to, cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, negligent or wrongful conduct by associates or others with permitted access to our systems and information, or other threats.
We cannot ensure that we or our third-party service providers will be able to identify, prevent or contain the effects of cyber-attacks or other cybersecurity risks that bypass our or their security measures or disrupt our or their information technology systems or business. Hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable, disrupt or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures. Viruses, worms, malicious software programs or other unauthorized methods of acquiring data may be used to attack our systems or otherwise exploit any security vulnerabilities which may cause system disruptions or shutdowns, or may cause personal, proprietary or confidential information to be disclosed, misappropriated or compromised. We have business continuation and resiliency plans which are maintained, updated and tested regularly in an effort to ensure successful containment and remediation of potential disruptions or cyber events. Cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access remain a priority for us.
We have been, and may in the future be, subject to litigation and governmental investigations related to cyber-attacks, privacy incidents and security breaches. Any such future litigation or governmental investigation could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse impact on our business, cash flows, financial condition, and results of operations. Moreover, our programs to detect, contain, and respond to data security incidents as well as contingency plans and insurance coverage for potential liabilities of this nature may not be sufficient to cover all claims and liabilities.
Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack or cyber-security breach, and any incident involving the misappropriation, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers or their vendors, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
If we fail to responsibly use and protect data, or if such data is found to be inaccurate or unreliable, our business and customers could suffer adverse consequences.
We use de-identified and aggregated data to create analytic models designed to predict, and potentially improve, outcomes and patient care. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information is regulated at the federal, state, international and industry levels and requirements are also imposed on us and vendors through contracts with clients. We are also subject to various other consumer protection laws that regulate our communications with customers. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. In addition, more jurisdictions are regulating the collection, use and transfer of data across borders. These laws, rules, regulations and contractual requirements are subject to change, and the regulatory environment surrounding data protection and privacy is generally becoming more onerous. Compliance with existing or new privacy, security or data protection laws, regulations and requirements may result in increased enforcement, costs, and may constrain or require us to alter our business model or operations.
Further, if the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other healthcare professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences.
There are various risks associated with participating in Medicare and Medicaid programs, including dependence upon government funding and the timing of payments, compliance with government contracts and increased regulatory oversight.
We contract with various federal and state agencies, including CMS, to provide managed health benefits services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, Medicaid expansion programs and various specialty programs, products and services. We also provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We also participate in programs in several states for the care of dual-eligible members. Regulatory reform initiatives or changes in existing laws or regulations applicable to these programs, or their interpretations, are difficult to predict and could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments, and base premium rates paid by each state or federal agency differ depending upon a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future rates may be affected by continued government efforts to contain costs and federal and state budgetary constraints. Certain state contracts are subject to cancellation in the event of the unavailability of state funds. Additionally, ongoing CMS changes to the calculation of risk in the Medicare Advantage program may impact our federal funding. The federal government or any state in which we operate could decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends, cancel our contracts retroactively or seek an adjustment to previously negotiated rates. In addition, various states’ Medicare-Medicaid dual-eligible plans are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. An unexpected reduction in payments, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.
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
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, risk adjustment, provider network and directory maintenance, quality measures, claims payment, timely and accurate processing of appeals and grievances, oversight of service providers, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. We have been subject in the past, and may again be in the future, to administrative actions, fines, penalties, liquidated damages or retrospective adjustments in payments made to our health plans as a result of a failure to comply with these requirements, which has impacted, and in the future could impact our profitability. We have experienced retroactive rate adjustments by certain state Medicaid agencies in the past, and such rate adjustments may occur in the future. Further, our state Medicaid contracts have not always been renewed, we have not always been awarded new contracts as a result of the competitive procurement process, and in some cases, we have lost members under existing contracts as a result of a post-award challenge by unsuccessful bidders, each of which could take place again in the future and have a material adverse effect on our business, cash flows, financial condition and results of operations.
The Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment, plans with a Star Rating of 4.0 or higher are eligible for quality-based bonus payments and plans with a Star Rating of 5.0 can market to and enroll members year-round. CMS continues to change its rating system to make achieving and maintaining a 4.0 or higher Star Rating more difficult. CMS released our 2024 Star Ratings in October 2023, which will be used to determine our Medicare Advantage plans' quality bonus payments in 2025. Based on our membership at September 1, 2023, 34% of our Medicare Advantage members were in plans with 2024 Star Ratings of at least 4.0 Stars, compared to 64% of our Medicare Advantage members being in plans with 2023 Star Ratings of at least 4.0 Stars based on our membership at September 1, 2022. This change in our 2024 Star ratings is expected to negatively impact our Medicare quality bonus payments, plan level rebates and operating revenue beginning in 2025 and our enrollment may be negatively impacted as consumers seek higher rated plans. Further, if we do not improve our Star Ratings, or if quality-based bonus payments are reduced or eliminated, we will experience further negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments or may incur penalties.
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
We are periodically subject to government audits, including CMS RADV audits of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”), as well as state Medicaid RAC programs. In addition, we routinely perform ordinary course reviews of, among other things, our Medicare Advantage data submitted to CMS. These governmental audits, or changes in how these audits are conducted, including changes that may result from the final RADV Audit rule that was issued in 2023, and internal reviews, could result in reports or disclosures for prior, current or future filing years to federal or state regulatory agencies, submission of data corrections, and/or significant adjustments in payments made to our health plans and future Medicare Advantage bids, which could adversely affect our financial condition and results of operations. Additionally, state regulators are increasingly conducting audits to assess the quality of services we provide to our Medicare members. If we fail to report and correct errors discovered through our own auditing procedures, during a RADV or RAC audit or during state regulatory audits, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.
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
If we fail to develop and maintain satisfactory relationships with hospitals, physicians, pharmacy service providers and other healthcare providers, our business, cash flows, financial condition and results of operations may be adversely affected.
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, pharmacy services providers and supply chain partners and other healthcare providers. These partners may elect not to contract with us, and the failure to secure or maintain cost-effective contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among healthcare providers, Accountable Care Organizations practice management companies, and other organizational structures that physicians, hospitals and other care providers choose, as well as the ability of larger employers to contract directly with providers, has changed and may continue to change the way that these providers interact with us and may alter the competitive landscape overall. Such organizations or groups of physicians may compete directly with us or be owned by one of our competitors, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs. Such competition may require us to incur costs to change our operations, which could adversely affect our business, cash flows, financial condition, and results of operations. In addition, price transparency initiatives, such as the Health Plan Transparency Rule, may impact our ability to obtain or maintain favorable contract terms. For example, beginning in 2021, hospitals were required to publish online payer-specific negotiated charges for each item or service the hospital provides.
Our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, may not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render. State and federal laws, such as the No Surprises Act, define the compensation that must be paid to out-of-network providers in certain scenarios, and related litigation has lessened the weight of the Qualifying Payment Amount during independent dispute resolution processes, which may result in an increase in rates we must pay to out-of-network providers. Both our lack of contracts with certain providers and the development of new federal and state laws could result in significant litigation or arbitration proceedings, to the extent a provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged, or other increases in rates paid to out-of-network providers.

We are dependent on the success of our relationships with third parties for various services and functions.
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements. For example, a single vendor can provide to us a wide range of technology infrastructure services, such as end user (help desk and field support), data center, mainframe, payment card handling, storage and database services and multi-cloud management services, and we are subject to the risks of any operational failure, termination or other restraints in such an arrangement. We could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.
Our pharmacy services business would be adversely affected if we are unable to contract on favorable terms with third-party vendors, including pharmaceutical manufacturers. We delegate certain PBM services, including, but not limited to, claims adjudication, pharmacy network administration, rebate administration, advanced home delivery back-end dispensing, and customer service, to CVS pursuant to the CVS Agreement. If CVS fails to provide PBM services as contractually required, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. Additionally, we may not maintain favorable terms and conditions, including financial terms, to compete in the market. For additional information on the CVS Agreement, see “Business — Product and Service Descriptions,” in Part I, Item 1 of this Annual Report on Form 10-K.
The failure to effectively maintain and upgrade our information systems, or the availability and integrity of our data, could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses, including those that we have acquired as a result of our merger and acquisition activities. Our information systems require an ongoing investment, commitment of significant resources to maintain and enhance existing systems, and development of new systems to keep pace with continuing changes in information processing technology, emerging cyber-security risks, changing customer preferences, evolving industry and regulatory standards and legal requirements, including as a result of the ACA, the Health Plan Transparency Rule, the 2021 Appropriations Act and federal data interoperability regulations. In addition, we may obtain significant portions of our systems-related or other services from independent third parties (and their vendors), which may make our operations vulnerable if such third parties fail to perform and oversee adequately. Further, unauthorized third parties present additional risk, including by propagating misinformation related to products, business and the health industry.
Failure to adequately implement, consolidate, integrate, streamline, maintain and upgrade effective and efficient information systems with sufficiently advanced technological capabilities could result in investigations, audits, fines and penalties, competitive and cost disadvantages to us compared to our competitors, could divert management’s time, and could have a material adverse effect on our business, financial condition and results of operations. Failure or disruption of our performance of, or our ability to perform, key business functions, including as a result of the unavailability or cyber-attack of our information technology systems or those of third parties (including cloud service providers), could decrease response times, lower levels of service satisfaction and harm our reputation. Our systems interface with and depend on third-party systems and we could experience service denials if demand for such service exceeds capacity, or these systems fail or experience interruption. Despite our adoption and continued enhancement of business continuity and disaster recovery strategies, there is no guarantee that such efforts will be effective, which could interrupt the functionality of our information technology systems or those of third parties. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and clients, which could have a material adverse effect on our business and results of operations.
In addition, connectivity amongst technologies is becoming increasingly important, with recent trends bringing greater consumer engagement in healthcare; therefore, the pace at which our customers will need enhanced technologies with sophisticated applications for mobile interfaces will quicken. If the information systems we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain, upgrade, enhance, expand and protect our information systems, security controls and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, lengthen the pace of integration activities or otherwise delay the launch of acquired products, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership. Further, as connectivity of technologies advances, artificial intelligence and business processes supported by large language models that are used by businesses and consumers may not operate as expected or may lead to unintentional bias, discrimination and/or data exposure.
We are subject to risks associated with pandemics, like the COVID-19 pandemic, as well as other extreme events, large-scale medical emergencies and public health crises, which could have a material adverse effect on our business, results of operations, and financial condition and financial performance.
A pandemic or other large-scale medical emergency or public health crisis, such as the COVID-19 pandemic, referred to collectively as “public health crises,” may cause illness, death, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, inflation, labor shortages, supply chain interruptions and overall economic and financial market instability. The following are some risks that we could experience as a result of future public health crises, all of which could have a material adverse effect on our business, cash flows, financial condition and results of operations:
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
•Increased estimation uncertainty for our claims liability, as well as decreased predictability of Medicare and Medicaid rates due to changes in utilization of medical facilities and services, medical expenses and other costs.
•A reduction in enrollment in our health benefits, pharmacy services, or other healthcare services and products or a change in membership mix to less profitable lines of business by existing customers due to reductions in workforce and other impacts of an economic downturn.
•Cash flow volatility or shortfalls caused by delayed, delinquent or non-collectable payments.
If any future public health crisis occurs and continues for a prolonged period, these risks could be exacerbated, and cause further impact to our business and operations. Additionally, other extreme events such as natural disasters, war, terrorism, increased crime, and civil unrest could create public health crises or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations. In the event of a public health crises, we may need to make temporary policy changes, such as waiving various medical requirements, assisting with replacement medications, transferring prescriptions and expanding our help line. Natural disasters, such as wildfires, hurricanes and snow and ice storms, have impacted and may in the future impact our customers, associates, facilities and third-party vendors located in the affected area. Furthermore, climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, which could have a long-term impact on general economic conditions and the health benefits and pharmacy services industries in particular.
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
Changes to existing laws, rules and regulations or judicial interpretation, application or enforcement thereof, or development of new laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer (and where we offer them), restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals and implement changes in premium rates, and require enhancements to our compliance infrastructure and internal controls environment, which could adversely impact our business and results of operations. In addition, legislative and/or regulatory policies or proposals that seek to manage the healthcare industry or otherwise impact our business may cause the market price of our securities to decrease, even if such policies or proposals never become effective. In particular, further regulations and modifications to the ACA and laws and regulations stemming from the ACA could impact the market for our products, funding for ACA programs, the regulations applicable to us and the fees and taxes payable by us and otherwise affect our business and future operations, some of which may adversely affect our financial condition and results of operations.
We are required to obtain and maintain insurance, licenses and other regulatory approvals to market certain of our products and services, to increase prices for certain regulated products and services and to consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities, could have a material adverse effect on the profitability or marketability of our health benefits, pharmacy services, healthcare and other products and services or on our business, financial condition, and results of operations. In addition, changes in government regulations or policies that apply to government-sponsored programs such as Medicare and Medicaid including, among other things, reimbursement levels, quality-based bonus payment determinations, eligibility and redetermination requirements, benefit coverage requirements and additional governmental participation, could also adversely affect our business, cash flows, financial condition, and results of operations. The annual redetermination process for Medicaid recipients was temporarily suspended in response to the COVID-19 pandemic; however, pursuant to the 2023 Appropriations Act, states began removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023. Where states allow certain programs to expire or have not opted for Medicaid expansion under the ACA or to expand managed care programs, we have experienced reduced Medicaid enrollment and reduced growth opportunities. If future modifications to laws and regulations significantly reduce Medicaid enrollment, our Medicaid business will be negatively impacted.
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
We expect state legislatures will continue to focus on healthcare delivery and financing issues, including actions to reduce or limit increases to premium payments, provider billing protections, greater access to care and broader reforms of state health insurance markets. State ballot initiatives could also be put to voters that could materially impair our operating environment. If enacted into law, these state proposals and actions could have a material adverse impact on our business, cash flows, operations or financial condition. Additionally, state legislative actions and litigation could impact ERISA pre-emption. Further, in the past, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA, including limiting ERISA’s preemptive effect on state laws, and other laws and could increase our costs, expose us to expanded liability, permit greater state regulation on our operations, or require us to revise the ways in which we conduct business.
We are subject to various risks associated with our international operations.
As we expand and operate our business outside of the U.S., we are presented with different challenges, including challenges in adapting to new markets, languages, business, labor and cultural practices, regulatory environments and local civil unrest or political controversy. Adapting to these challenges could require us to devote significant senior management attention and other resources. If we are unable to successfully manage our international operations, our business, cash flows, financial condition and results of operations could be adversely affected. In the future, we may acquire or operate new businesses outside of the U.S., increasing our exposure to these risks.
Certain of our subsidiaries operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business related to, among other things, local and cross border taxation, intellectual property, investment, management control, labor, anti-fraud, anti-corruption and privacy and data protection, which vary by jurisdiction. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or associates, restrictions or outright prohibitions on the conduct of our business and significant reputational harm and could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.
We face risks related to litigation.
We are, and may in the future be, a party to a variety of legal actions that may affect our business, such as administrative charges before government agencies, employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of health benefits; federal and state false claims act laws; dispensing of drugs associated with our pharmacy services business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; fee-based business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
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
There are various risks associated with providing health benefits and other healthcare diversified products and services.
We continue to evolve our business to offer products and services beyond traditional health insurance, including digital health technology, pharmacy services, behavioral and clinical care services, which subjects us to litigation and regulatory risks that are different from our traditional product and services offerings and may materially affect our exposure to other risks.
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
We rely on agreements with customers, confidentiality agreements with associates and third parties, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. Litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services, which could materially and adversely affect our results of operations, financial position and cash flows. Further, certain of our businesses use, develop or sell software products that may contain unexpected design defects or may encounter unexpected complications during integration or when used with other technologies utilized by the customer. A failure of these products to operate as intended and in a seamless fashion with other products could also materially and adversely affect our results of operations, financial position and cash flows.
Our pharmacy services business and pharmacy related operations are subject to risks and uncertainties that are in addition to those we face in our core healthcare business.
We provide pharmacy services and are responsible to regulators and our customers for the delivery of those pharmacy services that we contract to provide. Our pharmacy services business is subject to the risks inherent in the dispensing, packaging, fulfillment and distribution of pharmaceuticals and other healthcare products, including exposure to liabilities and reputational harm related to purported dispensing and other operational errors by us or our pharmacy services suppliers. Any failure by us or one of our pharmacy services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our pharmacy services business to civil and criminal penalties.
Our pharmacy services business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy services business. In addition, the pharmacy services business, which conducts business through home delivery and specialty pharmacies, is subject to federal and state laws and regulations, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the U.S. Food and Drug Administration. Growth of our home delivery and specialty pharmacy business subjects us to an increase in licensure requirements, and regulatory and operational risks as our pharmacy services business becomes more vertically integrated. Also, we and our third-party vendors may be subject to certain registration requirements and state and federal laws related to the practice of pharmacy. Noncompliance with applicable laws and regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.
Federal and state legislatures and regulators also regularly consider new laws and regulations and changes to existing regulations and policies for the industry that could materially affect current industry practices and our business, including the regulation implemented by HHS in November 2020 related to drug manufacturer rebates, spread pricing contract arrangements, the pricing of pharmaceuticals, the 2021 Appropriations Act and potential new regulations regarding rebates, fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies and reporting requirements. Recent case law, such as the 2020 U.S. Supreme Court reinstatement of an Arkansas law regulating PBMs, as well as industry publications like the 2021 NAIC white paper on the topic, may increase and impact greater state regulation of PBMs. Further, various government agencies have conducted and continue to conduct investigations and studies into certain pharmacy services practices, which have resulted and may in the future result in PBMs agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements, or could materially and adversely impact the pharmacy services business model.
We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, and failure to comply with those requirements could result in a termination of the license agreements. The license agreements may be modified by the BCBSA, which could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2023, we provided health benefit and other healthcare services to approximately 35 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of either license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees of approximately 35 million as of December 31, 2023, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations. For more information on the BCBSA license agreements, including requirements, restrictions and termination events set forth in these license agreements, see Part I, Item 1, “Business — BCBSA Licenses” of this Annual Report on Form 10-K.
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
As a health company offering health benefits, pharmacy services and other diversified products and services, we operate in a highly competitive industry that is subject to significant changes from and competition due to legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices, technological advancements and changing market practices such as increasing usage of telehealth. We also must respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants in the Public Exchanges and in our other lines of business. These factors have produced and will continue to produce significant pressures on our profitability and membership. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers, through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly be able to contract directly with providers. To compete effectively under these unique market pressures in the consumer-driven marketplace, we are required to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.
In addition, the pharmacy services industry is highly competitive, and our pharmacy services business unit is subject to competition from national, regional and local pharmacy services providers, other insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order and web pharmacies, discount cards and specialty pharmacies. Strong competition within the pharmacy services business has generated greater demand for lower product and service pricing and enhanced product and service offerings. Our inability to maintain positive trends, contract on favorable terms with CVS, wholesalers or pharmaceutical manufacturers for, among other things, rebates, discounts, administrative fees and inventory purchase prices, or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms such as the regulation issued by HHS related to rebates and the 2021 Appropriations Act, which requires reporting of plan spending, the cost of plan pharmacy benefits, enrollee premiums and any manufacturer rebates received by the plan or issuer, may adversely affect our competitive position, cash flows, financial condition and results of operations.
In order to achieve our long-term financial targets, we need to not only grow our profitable medical membership, but also continue to profitably grow and diversify our sources of revenue and earnings, including through the increased sale of our pharmacy services, both integrated and external, other healthcare services and products, and specialty products, such as dental, vision and other supplemental products, expand our products and services and establish new cost of care solutions. If we are unable to execute our strategy with respect to the growth of our healthcare, pharmacy services, and other diversified products and services businesses, or if we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products and services from our competitors, our ability to profitably grow our business could be adversely affected.

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
•business combinations and proposed business combinations that are not completed could disrupt our ongoing business, lead to the incurrence of significant fees, distract management, result in the loss of key associates, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies and procedures;
•IT system vulnerabilities may be more acute for IT systems associated with recently acquired businesses, and we may be unable to address such vulnerabilities, inadequacies, or failures immediately after acquiring a business, which could undermine integration activities, delay launch of acquired products, and increase infrastructure risk;
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
•we may not be able to obtain the required regulatory approval for an acquisition in a timely manner, if at all, and government actions such as actions by the FTC or DOJ, may affect our ability to complete our business combinations; and
•future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to a risk that our BCBSA license agreements may be terminated.
We face intense competition to attract and retain associates. Further, managing key executive succession and retention is critical to our success.
Our success depends on our ability to attract, develop and retain qualified associates, including those with diverse backgrounds, experience and skill sets, to operate and expand our business. We face intense competition for experienced and highly skilled associates, and we may be unable to attract and retain such associates or competition among potential associates may result in increasing salaries. Adverse changes to our corporate culture could harm our business operations and our ability to retain key associates and executives. An inability to retain existing associates or attract additional associates could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition, if we are unable to attract, retain and effectively manage the succession plans for key associates and executives, including our President and Chief Executive Officer, our business, results of operations and future performance could be adversely affected. We may have difficulty in replacing key executives because of the limited number of qualified individuals with the breadth of skills and experience required to operate and successfully expand our business. The succession plans we have in place for members of our senior management and employment arrangements with certain key executives do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract, transition and retain suitable successors.
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
As of December 31, 2023, we had $36 billion of goodwill and other intangible assets, representing 33% of our total consolidated assets. In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets for potential impairment, using assumptions and judgments regarding the estimated fair value of our reporting units. Estimated fair values might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
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
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets, recent changes in interest rates and currency exchange rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur and material impairments may be charged to income in future periods, resulting in recognized losses.
GENERAL RISKS
We also face other risks that could adversely affect our business, financial condition or results of operations, which include:
•adverse securities and credit market conditions, which could impact our ability to meet liquidity needs;
•any requirement to restate financial results in the event of inappropriate application of accounting principles;
•changes in tax laws and regulations or uncertainty in the interpretation of tax laws and regulations that could impact the future value of our deferred tax assets and deferred tax liabilities, or result in significant one-time charges in the current or future taxable years;
•a significant failure of our internal control over financial reporting;
•negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation;
•provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers; and
•failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY
We operate in a highly-regulated industry. Federal, state and international laws and contractual commitments guide our collection, use and disclosure of confidential information such as protected health information, personal financial information and personally identifiable information. Our success depends on maintaining a high level of trust among our stakeholders, including our consumers, clients, business partners, providers, regulators and associates. Failure to effectively secure, maintain and upgrade our information systems, or the availability and integrity of our data, could adversely affect our business, including our business strategy, cash flows, financial condition and results of operations.
Cybersecurity Risk Assessment
We work to identify and manage cybersecurity risks through established processes and accountability. We also conduct periodic reviews and updates to uphold our security standards. Our management has implemented ongoing and annual risk assessment processes to identify and manage risks that could affect our ability to safeguard sensitive data or provide reliable transaction processing. These risks include, but are not limited to:
•Regulatory compliance
•Third-party management, including risks from business partners and software providers
•Mergers and acquisitions
•System availability and disruption of business operations
•Data security
•Vulnerability and configuration management
•Fraud and extortion
•Reputational risk
As of December 31, 2023, no known cybersecurity threats have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, cash flows, financial condition or results of operations. See Part I, Item 1A. "Risk Factors” for more information on the Company’s cybersecurity-related risks.
Governance and Management of Cybersecurity Risk
Our Board of Directors (“Board”) oversees and guides our business and oversees our exposure to major risks. The Board receives periodic reports from management on various risks, and delegates to its Audit Committee certain oversight responsibilities. The Board monitors cybersecurity risks and receives a report at least quarterly from our Chief Information Security Officer (the “CISO”) regarding our Information Security Program. In addition, certain cybersecurity incidents are escalated to the Board in accordance with our escalation criteria as described below. Periodically, the Board also receives third party assessments of our information security. The Audit Committee receives regular updates on both information security and data privacy matters, and oversees data privacy, integrity, incident and breach risks.
We have a cross-organizational steering committee, the Information Security Steering Committee (“ISSC”), that supports direction and governance of our enterprise-wide Information Security Program. The ISSC is chaired by the CISO and is comprised of accountable senior business leaders including the Chief Compliance Officer (“CCO”), Chief Risk Officer (“CRO”), legal counsel, and human resources, procurement and business segment leaders.
In addition to the ISSC, we have defined risk functions to cover overall enterprise risks and information technology and cybersecurity risks, including:
•IT Risk Management program led by the CISO
•Compliance led by the CCO
•Internal Audit led by Chief Audit Executive (“CAE”)
•Enterprise Risk Management programs led by the CRO
•Third-Party Risk Management, comprised of business and information security leaders
•IT Due Diligence, comprised of business, technology and information security leaders
•Corporate Insurance Program, including cybersecurity insurance, led by the Treasurer

To evaluate cybersecurity and privacy incidents and enable the Company to comply with public disclosure requirements, we have defined escalation criteria in support of our incident response processes. We have a Cyber Incident Response Taskforce, comprised of our Chief Privacy Officer, our CISO, and applicable legal counsel and business and corporate services leaders, which is responsible for reviewing such incidents and reporting relevant incidents to a subcommittee of our disclosure committee in order to assess the materiality of an incident as well as reporting to the senior leadership team, the chief legal officer, the CEO and ultimately the Board based on the facts and circumstances of an incident.
Cybersecurity Expertise
Our Information Security Program has been established with the mission of minimizing risk to our member, client and associate data and it is managed by our CISO. Our current CISO has over 30 years of experience in information security and technology and has held a wide variety of technical and strategic leadership positions. He holds advanced certifications including Certified Information Systems Security Professional and Certified Secure Software Lifecycle Professional.
Our associates, including those responsible for cybersecurity, are evaluated for competence, including the knowledge and skills necessary to accomplish tasks that define associates’ roles and responsibilities and undergo regular training regarding privacy, security, ethics and compliance. Our job summaries contain specific educational and knowledge requirements necessary for cybersecurity jobs. In addition, a criminal background check is completed for all new associates and performance reviews are conducted annually to measure performance results and achievements and to assess the job competency of our associates.
We use our Information Security teams, as well as trusted third-party auditors, recognized cybersecurity consultants and certified assessors, to assess cybersecurity risks, related controls, and alignment to relevant regulatory and legal requirements. A third party evaluates our Information Security Program and control environment at least annually. Assessments are performed against industry best practices and widely recognized security frameworks.
ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA and in other states or countries where we operate under our other brands. A majority of these locations are also leased properties. Our facilities support our various business segments. We operate in a hybrid workforce environment and believe that our properties are adequate and suitable for our business as presently conducted; however, we are continuing to evaluate our real estate strategy in response to the changing needs of our workforce and business.

ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “ELV.”
Holders
As of February 1, 2024, there were 48,679 shareholders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2023 to October 31, 2023	216,670	$452.69	215,962	$5,031
November 1, 2023 to November 30, 2023	866,646	461.05	866,041	4,632
December 1, 2023 to December 31, 2023	914,923	473.05	912,664	4,200
	1,998,239		1,994,667

1Total number of shares purchased includes 3,572 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2023, we repurchased 5,773,932 shares at an aggregate cost of $2,676 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. On January 24, 2023, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to our common stock repurchase program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard and Poor’s 500 Health Care Index (the “S&P 500 Health Care Index”). The graph assumes an investment of $100 on December 31, 2018 in each of our common stock and these indices (and the reinvestment of all dividends).
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

Comparison of 5 Year Cumulative Total Return
$200
$150
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Elevance Health Inc.
S&P 500 Index
S&P 500 Health Care Index

	December 31,
	2018	2019	2020	2021	2022	2023
Elevance Health, Inc.	$100	$116	$125	$183	$205	$191
S&P 500 Index	100	131	156	200	164	207
S&P 500 Health Care Index	100	121	137	173	170	173

Based upon an initial investment of $100 on December 31, 2018 with dividends reinvested.

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
This MD&A generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. A detailed discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2023.

Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 47 million medical members through our affiliated health plans as of December 31, 2023. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare, Simply Healthcare and/or Wellpoint. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights, Carelon Health, Carelon Behavioral Health and CareMore.
As we announced in 2022, we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we are uniting select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare related services and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate resources, and made changes to our reportable segments beginning in the first quarter of 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international businesses from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation.
Our results of operations discussed throughout this MD&A are determined in accordance with generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense. Operating margin is calculated as operating gain divided by operating revenue. Our definition of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or fully-diluted shareholders’ earnings per share (“EPS”) prepared in accordance with GAAP. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of reportable segment operating gain to income before income tax expense, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our operating revenue consists of premiums, product revenue, and service fees. Premium revenue is generated from risk-based contracts where we indemnify our policyholders against costs for covered health and life insurance benefits. Product revenue represents services performed by CarelonRx for unaffiliated pharmacy customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and service fees. Unaffiliated pharmacy customers include our fee-based employer groups that contract with CarelonRx for pharmacy services and external customers outside of the health plans we own. Service fees are generated from our fee-based customers for the processing of transactions or network discount savings realized, revenues from our Medicare processing business and revenues from other health-related businesses, including care management programs and miscellaneous other income.
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
Our cost of products sold represents the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers (net of rebates or discounts), including any co-payments made by or on behalf of the customer, per-claim administrative fees for prescription fulfillment and certain direct costs related to sales and administration of customer contracts.

Our operating expenses consist of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Certain variable costs, such as premium taxes, vary directly with premium volume. Commission expense generally varies with premium or membership volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium but are more aligned with changes in membership or services provided to our customers. The acquisition or loss of a significant block of business would likely impact staffing levels and thus, associated compensation expense. Other variable costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, innovative product design and our ability to maintain or achieve improvement in our Centers for Medicare and Medicaid Services Star ratings. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market-driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, the impact of epidemics and pandemics, as well as advances in medical technology and pharmaceuticals, may impose further risks to our ability to profitably underwrite our business and may have a material adverse impact on our results of operations.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as provide us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. We market and offer pharmacy services through CarelonRx and other subsidiaries, and we expect CarelonRx to continue to improve our ability to integrate pharmacy benefits within our medical and specialty platform. We have continued growing our government-sponsored business through organic growth and acquisitions. In all other markets, we intend to maintain our position by delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.
For additional information about our business and reportable segments, see Part I, Item 1 “Business” and Note 20, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Trends
In 2023, we made the decision to expand our participation in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) for 2024. For 2024, we are offering Individual Public Exchange products in 141 of the 143 rating regions in which we operate, in comparison to 138 of the 143 rating regions in 2023. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, the continuing growth in our government-sponsored business exposes us to increased regulatory oversight.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CVS, pursuant to the CVS Agreement that is set to terminate on December 31, 2025. CarelonRx also operates a specialty pharmacy and beginning in 2024, will assume responsibility for pharmacy mail order front-end intake and member services.
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
For additional discussion regarding business trends, see Part I, Item 1 “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Under the Consolidated Appropriations Act of 2023, Congress decoupled Medicaid eligibility redeterminations from the Public Health Emergency initially declared in January 2020 relating to COVID-19 (the “PHE”). As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. This process is anticipated to take up to 14 months to complete, although most states are expected to complete the redetermination process by June 30, 2024. As redeterminations have resumed, we have experienced a decline in our Medicaid membership. Over time, we expect growth in our commercial plans, including through the Public Exchanges, as members who are no longer eligible for Medicaid coverage in our 14 commercial states seek coverage elsewhere. On May 11, 2023, the PHE ended in accordance with the Biden Administration’s January 30, 2023 announcement.
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
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting and reporting on pharmacy benefits and drug costs. The requirements of the 2021 Appropriations Act applicable to us had varying effective dates, some of which were effective in December 2021 and during 2022, and others which were extended into 2023 since the enactment of the 2021 Appropriations Act.
The health plan price transparency regulations issued by the U.S. Departments of Health and Human Services, Labor and Treasury required us in 2022 to begin disclosing detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we were required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. Effective January 1, 2024, this requirement has expanded to include all items and services.
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

For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, see Part I, Item 1 “Business — Regulation” and Part I, Item 1A “Risk Factors.”
Other Significant Items
Business and Operational Matters
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to refine the focus of our investments, and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program is expected to be substantially complete by the end of the third quarter of 2024. For additional information, see Note 4, “Business Optimization Initiatives,” and Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Pursuant to CMS’s Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star rating of 4.0 or higher to qualify for bonus payments. CMS released our 2024 Star ratings in October 2023, which will be used to determine our Medicare Advantage plans’ Star quality bonus payments beginning in 2025. Based on our membership at September 1, 2023, 34% of our Medicare Advantage members were in plans with 2024 Star ratings of at least 4.0 Stars, compared to 64% of our Medicare Advantage members being in plans with 2023 Star ratings of at least 4.0 Stars based on our membership at September 1, 2022. This change in our 2024 Star ratings is expected to impact our Star quality bonus payments and plan level rebates beginning in 2025. We expect a reduction to our 2025 operating revenue of approximately $500, net of offsets from contracting provisions due to this change in Star ratings. Further, we expect to partially mitigate the financial impact to our 2025 operating gain and net income through various strategies such as contract diversification, operating expense efficiencies, capital deployment alternatives and network enhancements.
On January 4, 2024, we announced our entrance into an agreement to acquire Paragon Healthcare, Inc., a company providing infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals.
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dually-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. The acquisition is expected to close in the third quarter of 2024 and is subject to standard closing conditions and customary approvals.
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
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that aim to improve the lives of the people we serve.
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana, or BCBSLA, an independent licensee of the BCBSA that provides healthcare plans to the Individual, Employer Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our vision to be an innovative, valuable, and inclusive healthcare partner as we bring our innovative whole-health solutions to BCBSLA’s members. The acquisition is subject to closing conditions and approvals.
For additional information, see Note 3, “Business Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020. Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals were heard by a panel of the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) in September 2023. In October 2023, the Eleventh Circuit affirmed the Final Approval Order. Petitions for rehearing filed by certain appellants in November 2023 and December 2023 remain pending. In the event all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Selected Operating Performance
During the year ended December 31, 2023, total medical membership decreased by 0.6 million, or 1.2%. The decrease in medical membership was driven primarily by attrition in Medicaid due to the resumption of eligibility redeterminations and declines in our Employer Group risk-based business, partially offset by growth in BlueCard, Individual Public Exchange health plans and Medicare Advantage membership.
Operating revenue for the year ended December 31, 2023 was $170,209, an increase of $14,549, or 9.3%, from the year ended December 31, 2022. The increase in operating revenue was primarily driven by higher premium revenues in our Health Benefits business resulting from premium rate increases to more accurately reflect the cost of care. The increase was further attributable to growth in our CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Net income for the year ended December 31, 2023 was $5,991, an increase of $103, or 1.7%, from the year ended December 31, 2022. The increase in net income was primarily due to higher premium revenues in our Health Benefits business resulting from premium rate increases to more accurately reflect the cost of care. The increase was further attributable to growth in our CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023. These increases were partially offset by the business optimization charges recorded in the third quarter of 2023.
Our fully-diluted shareholders’ earnings per share (“EPS”) for the year ended December 31, 2023 was $25.22, an increase of $0.94, or 3.9%, from the year ended December 31, 2022. Our diluted shares for the year ended December 31, 2023 were 237.4, a decrease of 5.4, or 2.2%, compared to the year ended December 31, 2022. The increase in EPS resulted from fewer diluted shares outstanding, as well as increased shareholders’ net income.

Operating cash flow for the year ended December 31, 2023 was $8,061, or approximately 1.3 times net income. Operating cash flow for the year ended December 31, 2022 was $8,399, or approximately 1.4 times net income. The decrease in operating cash flow was primarily due to the timing of working capital changes, partially offset by higher net income in 2023, when excluding the non-cash impact of the business optimization charges recorded in the third quarter of 2023, as well as the non-recurrence of the Subscriber Settlement Agreement payment made in September 2022.
Membership
Our medical membership includes the following customer types: Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and our Federal Employees Health Benefits (“FEHB”) Program. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded, or Wellpoint plans, which include Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare and Simply Healthcare plans. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Public Exchanges. Individual business is sold on a risk-based basis. We offer on-exchange products through Public Exchanges and off-exchange products. Federal premium subsidies are available only for certain Public Exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Employer Group risk-based. Individual business accounted for 2.2%, 1.7% and 1.7% of our medical members at December 31, 2023, 2022 and 2021, respectively.
•Employer Group risk-based consists of employer customers who purchase products on a full-risk basis, which are products for which we charge a premium and indemnify our policyholders against costs for health benefits. Employer Group risk-based accounts include Local Group customers and National Accounts. Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health members. National Accounts generally consist of multi-state employer groups primarily headquartered in an Elevance Health service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Employer Group risk-based accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the Public Exchanges. Employer Group risk-based accounted for 8.0%, 8.4% and 8.8% of our medical members at December 31, 2023, 2022 and 2021, respectively.
•Employer Group fee-based customers represent employer groups, Local Group, and National Accounts, who purchase fee-based products and elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some fee-based customers choose to purchase stop loss coverage to limit their retained risk. Employer Group fee-based accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. Employer Group fee-based accounted for 43.1%, 42.4% and 42.7% of our medical members at December 31, 2023, 2022 and 2021, respectively.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Elevance Health who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Elevance Health controlled BCBSA licensee (the “home plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive service fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.6%, 13.6% and 13.6% of our medical members at December 31, 2023, 2022 and 2021, respectively.

•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; dual-eligible programs through Medicare-Medicaid Plans (“MMPs”); Medicare Supplement plans; and Medicare Part D Prescription Drug Plans (“Medicare Part D”). Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of commercial accounts or retired members of groups who are not affiliated with our commercial accounts who have selected a Medicare Advantage product through us. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare program business accounted for 6.3%, 6.2% and 6.2% of our medical members at December 31, 2023, 2022 and 2021, respectively.
•Medicaid membership represents eligible members who receive health benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 22.4%, 24.3% and 23.4% of our medical members at December 31, 2023, 2022 and 2021, respectively.
•FEHB members consist of United States government employees and their dependents who receive health benefits within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEHB business accounted for 3.5%, 3.4% and 3.6% of our medical members at December 31, 2023, 2022 and 2021, respectively.

The following table presents our medical membership by customer type as of December 31, 2023, 2022 and 2021. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans.

				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Change	% Change	Change	% Change
Medical Membership (in thousands)
Individual	1,025	789	759	236	29.9%	30	4.0%
Employer Group Risk-Based	3,756	3,988	4,006	(232)	(5.8)%	(18)	(0.4)%
Commercial Risk-Based	4,781	4,777	4,765	4	0.1%	12	0.3%
BlueCard®	6,838	6,462	6,178	376	5.8%	284	4.6%
Employer Group Fee-Based	20,227	20,174	19,395	53	0.3%	779	4.0%
Commercial Fee-Based	27,065	26,636	25,573	429	1.6%	1,063	4.2%
Medicare Advantage	2,047	1,977	1,859	70	3.5%	118	6.3%
Medicare Supplement	923	947	952	(24)	(2.5)%	(5)	(0.5)%
Total Medicare	2,970	2,924	2,811	46	1.6%	113	4.0%
Medicaid	10,503	11,571	10,600	(1,068)	(9.2)%	971	9.2%
Federal Employees Health Benefits	1,642	1,623	1,625	19	1.2%	(2)	(0.1)%
Total Medical Membership	46,961	47,531	45,374	(570)	(1.2)%	2,157	4.8%
Other Membership (in thousands)
Life and Disability Members	4,629	4,834	4,782	(205)	(4.2)%	52	1.1%
Dental Members	6,820	6,692	6,674	128	1.9%	18	0.3%
Dental Administration Members	1,729	1,586	1,491	143	9.0%	95	6.4%
Vision Members	9,944	9,813	8,031	131	1.3%	1,782	22.2%
Medicare Part D Standalone Members	260	271	438	(11)	(4.1)%	(167)	(38.1)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	78.0	82.0		(4.0)	(4.9)%
Carelon Services Consumers Served	103.3	105.0		(1.7)	(1.6)%
December 31, 2023 Compared to December 31, 2022
Medical Membership
Total medical membership declined during the twelve months ended December 31, 2023. This was driven primarily by attrition in Medicaid due to the resumption of eligibility redeterminations and declines in our Employer Group risk-based business, partially offset by growth in BlueCard, Individual Public Exchange health plans and Medicare Advantage membership.
Other Membership
Our other membership can be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to lapses associated with our Employer Group risk-based accounts. Dental membership increased primarily due to favorable sales in our FEHB, Individual and National businesses, partially offset by lapses in our Employer Group risked-based accounts. Dental administration membership increased primarily due to favorable in-group change with other BCBSA plans associated with the FEHB program. Vision membership increased due to sales exceeding lapses in our Individual and Medicare Advantage businesses.
Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2023, 2022 and 2021 are as follows:

				Change
	Years Ended December 31			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Total operating revenue	$170,209	$155,660	$136,943	$14,549	9.3%	$18,717	13.7%
Net investment income	1,825	1,485	1,378	340	22.9%	107	7.8%
Net (losses) gains on financial instruments	(694)	(550)	318	(144)	26.2%	(868)	(273.0)%
Total revenues	171,340	156,595	138,639	14,745	9.4%	17,956	13.0%
Benefit expense	124,330	116,642	102,571	7,688	6.6%	14,071	13.7%
Cost of products sold	17,293	13,035	10,895	4,258	32.7%	2,140	19.6%
Operating expense	20,087	17,700	15,918	2,387	13.5%	1,782	11.2%
Other expense[1]	1,915	1,618	1,260	297	18.4%	358	28.4%
Total expenses	163,625	148,995	130,644	14,630	9.8%	18,351	14.0%
Income before income tax expense	7,715	7,600	7,995	115	1.5%	(395)	(4.9)%
Income tax expense	1,724	1,712	1,846	12	0.7%	(134)	(7.3)%
Net income	5,991	5,888	6,149	103	1.7%	(261)	(4.2)%
Net (gain) loss attributable to noncontrolling interests	(4)	6	9	(10)	NM	(3)	NM
Shareholders’ net income	$5,987	$5,894	$6,158	$93	1.6%	$(264)	(4.3)%

Average diluted shares outstanding	237.4	242.8	246.8	(5.4)	(2.2)%	(4.0)	(1.6)%
Diluted shareholders’ earnings per share	$25.22	$24.28	$24.95	$0.94	3.9%	$(0.67)	(2.7)%
Effective tax rate	22.3%	22.5%	23.1%		(20) bp3		(60) bp3
Benefit expense ratio[2]	87.0%	87.6%	87.4%		(60) bp3		20 bp3
Operating expense ratio[4]	11.8%	11.4%	11.6%		40 bp3		(20) bp3
Income before income tax expense as a percentage of total revenues	4.5%	4.9%	5.8%		(40) bp3		(90) bp3
Shareholders’ net income as a percentage of total revenues	3.5%	3.8%	4.4%		(30) bp3		(60) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.
1Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.
2Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2023, 2022 and 2021 were $142,854, $133,229 and $117,373, respectively. Premiums are included in total operating revenue presented above.
3bp = basis point; one hundred basis points = 1%.
4Operating expense ratio represents operating expense as a percentage of total operating revenue.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Total operating revenue increased primarily as a result of higher premium revenues in our Health Benefits business resulting from premium rate increases to more accurately reflect the cost of care. The increase was further attributable to growth in our CarelonRx pharmacy product revenue driven by growth in external pharmacy members and the acquisition of BioPlus in the first quarter of 2023.
Net investment income increased primarily due to higher income from fixed maturity securities, partially offset by reduced income from alternative investments and lower dividends on equity securities.

Net losses on financial instruments increased due to increased losses on other invested assets, partially offset by higher gains on marketable equity securities.
Benefit expense increased primarily due to medical cost trends.
Our benefit expense ratio decreased slightly, primarily driven by premium rate increases in our Health Benefit segment to more accurately reflect the cost of care.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to the business optimization charges recorded in the third quarter of 2023, including internally developed software impairment and severance costs, as well as expenses incurred for anticipated future growth.
Our operating expense ratio increased primarily due to the business optimization charges recorded in 2023, partially offset by the favorable impact of operating revenue growth.
Other expense increased primarily due to increased interest expense and increased amortization of other intangible assets. Interest expense increased as we issued additional debt at higher interest rates. The amortization of intangible assets increased due to recent acquisitions as well as the rebranding of our products. The amortization period of certain intangible assets was shortened to align with anticipated dates the new branding will take place.
Our effective income tax rate decreased from 22.5% to 22.3%, primarily due to the impact of geographic changes in our mix of earnings in 2023.

Our shareholders’ net income as a percentage of total revenues decreased in 2023 as compared to 2022 as a result of all the factors discussed above.

Reportable Segments Results of Operations
The following table presents a summary of our reportable segment financial information for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31			Change
				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Operating Revenue		Restated	Restated
Health Benefits	$148,571	$138,484	$121,728	$10,087	7.3%	$16,756	13.8%
CarelonRx	33,835	28,526	25,431	5,309	18.6%	3,095	12.2%
Carelon Services	14,147	12,860	10,130	1,287	10.0%	2,730	26.9%
Corporate & Other	479	399	95	80	20.1%	304	320.0%
Eliminations	(26,823)	(24,609)	(20,441)	(2,214)	9.0%	(4,168)	20.4%
Total operating revenue	$170,209	$155,660	$136,943	$14,549	9.3%	$18,717	13.7%
Operating Gain (Loss)
Health Benefits[1]	$6,888	$6,022	$5,850	$866	14.4%	$172	2.9%
CarelonRx[2]	1,975	1,868	1,684	107	5.7%	184	10.9%
Carelon Services[3]	680	535	187	145	27.1%	348	186.1%
Corporate & Other[4]	(1,044)	(142)	(162)	(902)	635.2%	20	(12.3)%
Operating Margin
Health Benefits	4.6%	4.3%	4.8%		30 bp5		(50) bp5
CarelonRx	5.8%	6.5%	6.6%		(70) bp5		(10) bp5
Carelon Services	4.8%	4.2%	1.8%		60 bp5		240 bp5

1Includes expenses of $36 for business optimization initiatives in 2022 and $153 for business optimization initiatives in 2021.
2    Includes expenses of $1 for business optimization initiatives in 2021.
3    Includes expenses of $5 for business optimization initiatives in 2022 and $33 for business optimization initiatives in 2021.
4    Includes expense of $753 for business optimization initiatives in 2023 and (credit) of $(2) for business optimization initiatives in 2022.
5    bp = basis point; one hundred basis points = 1%.
The following table summarizes Health Benefits operating revenues by Commercial, Medicare, Medicaid and FEHB lines of business for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31			Change
				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Health Benefits Operating Revenue
Commercial	$43,266	$41,674	$38,809	$1,592	3.8%	$2,865	7.4%
Medicare	35,067	31,604	26,611	3,463	11.0%	4,993	18.8%
Medicaid	56,601	52,886	44,106	3,715	7.0%	8,780	19.9%
FEHB	13,637	12,320	12,202	1,317	10.7%	118	1.0%
Total Health Benefits operating revenues	$148,571	$138,484	$121,728	$10,087	7.3%	$16,756	13.8%
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Health Benefits
Operating revenue and operating gain increased primarily as a result of higher premium revenues due to premium rate increases to more accurately reflect the cost of care.

CarelonRx
Operating revenue increased primarily as a result of higher prescription volumes associated with growth in external pharmacy members served and the acquisition of BioPlus in the first quarter of 2023.
The increase in operating gain was primarily a result of higher prescription volumes associated with growth in external pharmacy members served and the acquisition of BioPlus in the first quarter of 2023, partially offset by lower service fees and expenses incurred for anticipated future growth.
Carelon Services
Operating revenue increased primarily due to the continued expansion of our post-acute care services performed for our Medicare business and behavioral health services performed for our Medicaid business.
The increase in operating gain was primarily driven by the continued expansion of our post-acute care services and improved performance in our medical management business, partially offset by medical cost trends.
Corporate & Other
The increase in operating loss was primarily due to the business optimization charges recorded in the third quarter of 2023, as well as an increase in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2023, this liability was $16,111 and represented 23.2% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 93.9%, or $15,123, of our total medical claims liability as of December 31, 2023; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 6.1%, or $988, of the total medical claims payable as of December 31, 2023. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 1% to 6% of our total medical claims liability, due to timing of when claim payments are made.
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
Our reserve methodology, which relies upon historical information, must be adjusted to account for known or suspected operational and environmental changes. Adjustments are carried out by our actuaries, drawing on expert knowledge and taking into account their estimate of emerging impacts to benefit costs and payment speed. Factors such as changes in levels of utilization, unit costs, business mix, benefit plan designs, provider reimbursements, processing system modifications, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations are considered when developing our reserve estimates. We also compare prior period liabilities to revised claim liabilities based on subsequent claim development. In these comparisons, methods and assumptions remain constant as reserves are recalculated; rather, the availability of additional paid claims information drives changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.
On a regular basis, we review cost trends and utilization assumptions set upon initial establishment of claim liabilities. We utilize subsequent paid claims activity to monitor and continuously adjust the claims liability and benefit expense. If actual results are determined to be materially different than assumptions regarding cost trends and utilization, future periods of our income statement and overall financial position could be impacted. Adjustments made to prior year estimates may result in either an additional benefit expense or a reduction of benefit expense in the period the adjustment is made. The variability of healthcare costs necessitates that claim liabilities be adjusted each period and are sometimes significant compared to the net income recorded in that period. An actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued triggers the immediate recognition of prior period development. Once sufficient information is available to ascertain that the re-estimate of the liability is reasonable, the determination is made.
While numerous factors contribute to our medical claims payable liability estimation, the two assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2023, were the completion and trend factors. These vital assumptions can be affected by variables such as utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2023, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions results in variability of 2%, or approximately $289, in the December 31, 2023 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2023 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2023, there was a 330 basis point differential in the high and low trend factors. This range of trend factors would imply variability of 3%, or approximately $545, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2023.
See Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2023, 2022 and 2021. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year”, or as we establish liabilities for premium refunds based upon the minimum medical loss ratio (“MLR”), the relative health risk of members, and other contractual or regulatory requirements. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.0% for 2023, 87.3% for 2022 and 87.8% for 2021. This ratio serves as an indicator of claims processing speed whereby 2023 claims were processed at a similar speed to 2022 and 2021.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2023, this metric was 11.4%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022. For the year ended December 31, 2022, this metric was 7.0% and was largely driven by favorable trend factor development at the end of 2021. For the year ended December 31, 2021, this metric was 18.1%, reflecting the estimation uncertainty due to COVID-19 at the end of 2020, and was largely driven by favorable trend factor development at the end of 2020 as well as favorable completion factor development from 2020.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims. For the year ended December 31, 2023, this metric was 1.4%, which was calculated using the redundancy of $1,571. This metric was 0.9% for 2022 and 2.0% for 2021. The 2021 metric was impacted by the estimation uncertainty due to COVID-19.
The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2022 and 2021 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2022	2021
Total net incurred medical claims, as reported	$112,545	$98,737
Retrospective basis, as described above	111,843	99,571
Variance	$702	$(834)
Variance to total net incurred medical claims, as reported	0.6%	(0.8)%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2023 estimate of medical claims payable will be known during 2024.
The 2022 variance to total net incurred medical claims, as reported of 0.6% was more than the 2021 percentage of (0.8)%. This was primarily driven by the fact that the change in prior year redundancy reported for 2022 as compared to 2021 increased, whereas the change in the prior year redundancy reported for 2021 as compared to 2020 decreased.

Goodwill and Other Intangible Assets
Our consolidated goodwill and other intangible assets at December 31, 2023 were $35,590, and represented 32.7% of our total consolidated assets and 90.5% of our consolidated shareholders’ equity at December 31, 2023.
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
We did not incur any impairment losses as a result of our 2023 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2023. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
For additional information, see Note 3, “Business Acquisitions and Divestitures,” and Note 10, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Investments
Current and long-term marketable investment securities were $30,719 at December 31, 2023 and represented 28.2% of our total consolidated assets at December 31, 2023. We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
In addition to marketable investment securities, we held additional long-term investments of $6,107, or 5.6% of total consolidated assets, at December 31, 2023. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies and mortgage loans. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $30,490 at December 31, 2023. The weighted-average credit rating of these securities was “A” as of December 31, 2023. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions and asset-backed assets of $993 and $0, respectively, that are guaranteed by third parties. With the exception of 17 securities with a fair value of $9, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2023. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2023.
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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2023 and 2022.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2023 totaled $665 and represented approximately 1.9% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2023 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility. Interest rates on fixed debt income securities have increased since the beginning of 2022, which may increase our borrowing costs if we elect to issue debt. During recent years, the federal government and various governmental agencies have taken a number of steps to strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide stability and security in the credit markets and to ensure adequate capital in certain financial institutions.
A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31			$ Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Sources of Cash:
Net cash provided by operating activities	$8,061	$8,399	$8,364	$(338)	$35
Issuances of short- and long-term debt, net of repayments	626	862	2,719	(236)	(1,857)
Issuances of common stock under employee stock plans	152	182	203	(30)	(21)
Other sources of cash, net	—	762	—	(762)	762
Total sources of cash	8,839	10,205	11,286	(1,366)	(1,081)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(2,700)	(2,338)	(4,056)	(362)	1,718
Repurchase and retirement of common stock	(2,676)	(2,316)	(1,900)	(360)	(416)
Purchases of subsidiaries, net of cash acquired	(1,552)	(649)	(3,476)	(903)	2,827
Purchases of property and equipment	(1,296)	(1,152)	(1,087)	(144)	(65)
Cash dividends	(1,395)	(1,229)	(1,104)	(166)	(125)
Other uses of cash, net	(80)	—	(514)	(80)	514
Total uses of cash	(9,699)	(7,684)	(12,137)	(2,015)	4,453
Effect of foreign exchange rates on cash and cash equivalents	(1)	(14)	(10)	13	(4)
Net (decrease) increase in cash and cash equivalents	$(861)	$2,507	$(861)	$(3,368)	$3,368
Liquidity—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The decline in cash provided by operating activities was primarily due to the timing of working capital changes, partially offset by higher net income in 2023, when excluding the non-cash impact of the business optimization charges recorded in the third quarter of 2023, as well as the non-recurrence of the Subscriber Settlement Agreement payment made in September 2022.
Other significant changes in sources and uses of cash year-over-year included a) lower sources of cash from other sources of cash, net, issuances of short- and long-term debt, net of repayments and issuances of common stock under employee stock plans and b) increased uses of cash from purchases of subsidiaries, net of cash acquired, purchases of investments, net of proceeds from sales, maturities, calls and redemptions, the repurchase and retirement of common stock, cash dividends, the purchase of property and equipment and other uses of cash, net.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $37,245 at December 31, 2023. Since December 31, 2022, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $2,201, primarily due to cash generated from operations. This increase was partially offset by cash used for common stock repurchases, acquisitions, purchases of property and equipment and cash dividends paid to shareholders.
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
At December 31, 2023, we held $1,564 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
Periodically, we access capital markets and issue debt (“Notes”) for long-term borrowing purposes, for example, to refinance debt, to finance acquisitions or for share repurchases. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating. For more information on our debt, including redemptions and issuances, see Note 13, “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.9% and 39.9% as of December 31, 2023 and 2022, respectively.
Our senior debt is rated “A” by S&P Global Ratings, “BBB+” by Fitch Ratings, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. If our credit ratings are downgraded, our business, liquidity, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year

Facility. As of December 31, 2023, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.1%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2023, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at December 31, 2023.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $4,000, to redeem any outstanding commercial paper upon maturity. At December 31, 2023, we had $0 outstanding under our commercial paper program. Beginning in 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2023, we had $225 of outstanding short-term borrowings from the FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $4,400 of dividends will be paid to us by our subsidiaries during 2024. During 2023, we received $4,909 of dividends from our subsidiaries.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2023 were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Future Sources and Uses of Liquidity
Short-Term Liquidity Requirements
As previously described, our cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. We believe cash on hand, operating cash receipts, investments and amounts available under our commercial paper program, our 5-Year Facility and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.

Long-Term Liquidity Requirements
As of December 31, 2023, our long-term cash disbursements required under various contractual obligations and commitments were:
•Debt and interest expense: Future debt and estimated interest payments were $40,491, with $2,661 due within the next twelve months. For additional information, see Note 13 “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Operating leases: We lease office space and certain computer equipment, for which the future estimated payments were $956, with $195 due within the next twelve months. For additional information, see Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Other liabilities: These liabilities primarily consist of future policy reserves, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Amounts due within twelve months were $31, with $1,210 due in future periods. Estimated future payments for funded pension benefits have been excluded from these numbers, as we had no funding requirements under the Employee Retirement Income Security Act of 1974, as amended, at December 31, 2023, as a result of the value of the assets in the plans. In addition, gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities have not been included. For further information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Purchase obligations: These obligations include estimated payments for future services under contractual arrangements from third-party service vendors. Amounts due within the next twelve months for these purchase obligations were $2,188, while longer term payments were $1,580. For further information, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Investment commitments: These include unfunded capital commitments for alternative investments and low-income housing tax credits. Estimated amounts due were $1,321, including $298 due within the next twelve months.
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
On January 23, 2024, our Audit Committee declared a quarterly cash dividend to shareholders of $1.63 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 22, 2024 to the shareholders of record as of March 8, 2024.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2023, we had Board authorization of $4,200 to repurchase our common stock. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time. We intend to utilize this authorization over a multi-year period, subject to market and industry conditions.

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

See Note 2 “Subsidiary Transactions,” of the Notes to Condensed Financial Statements (Parent Company Only) included in Part IV, Item 15 of this Annual Report on Form 10-K for additional detail on the Elevance Health, Inc. parent guarantees of certain subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2023. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Investments in fixed maturity securities include corporate securities, which account for 48% of our total fixed maturity securities at December 31, 2023 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,414 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,497 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
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
As of December 31, 2023, 1% of our marketable investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $23. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $23.
For additional information regarding our investments, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2023 consisted of senior unsecured notes and subordinated surplus notes issued by one of our insurance subsidiaries. At December 31, 2023, the carrying value and estimated fair value of our long-term debt was $24,895 and $23,569, respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
For additional information regarding our long-term debt, see Note 7, “Fair Value,” and Note 13, “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2023, we recorded a net liability of $37, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $59 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $59 increase in fair value.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Elevance Health, Inc.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2023, 2022 and 2021

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Elevance Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elevance Health, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Valuation of Incurred but Not Paid Claims

Description of the Matter
Medical claims payable was $16,111 million at December 31, 2023, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred based on historical paid claims data, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

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

To test the Company’s liability for incurred but not paid claims, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims and membership data recorded in the source claims processing and disbursement systems to the data used by management in developing completion and trend factor assumptions and agreeing a sample of incurred and paid claims to source documentation. With the support of actuarial specialists, we analyzed the Company’s completion and trend factor assumptions based on historical claim experience and emerging cost trends and independently calculated a range of reasonable reserve estimates for comparison to management’s best estimate of the liability for incurred but not paid claims. Additionally, we performed a review of the prior period liabilities for incurred but not paid claims to subsequent claims development.

                                    /s/ Ernst & Young LLP

We have served as the Company’s auditor since 1944.

Indianapolis, Indiana
February 21, 2024

Elevance Health, Inc.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$6,526	$7,387
Fixed maturity securities (amortized cost of $30,446 and $28,226; allowance for credit losses of $4 and $9)	29,614	25,952
Equity securities	229	953
Premium receivables	7,902	7,083
Self-funded receivables	4,558	4,663
Other receivables	5,405	4,298
Other current assets	5,795	5,281
Total current assets	60,029	55,617
Long-term investments:
Fixed maturity securities (amortized cost of $890 and $789; allowance for credit losses of $0 and $0)	876	752
Other invested assets	6,107	5,685
Property and equipment, net	4,359	4,316
Goodwill	25,317	24,383
Other intangible assets	10,273	10,315
Other noncurrent assets	1,967	1,687
Total assets	$108,928	$102,755

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$16,111	$15,596
Other policyholder liabilities	5,600	5,933
Unearned income	1,402	1,112
Accounts payable and accrued expenses	6,910	5,607
Short-term borrowings	225	265
Current portion of long-term debt	1,649	1,500
Other current liabilities	9,894	9,683
Total current liabilities	41,791	39,696
Long-term debt, less current portion	23,246	22,349
Reserves for future policy benefits	778	803
Deferred tax liabilities, net	1,970	2,015
Other noncurrent liabilities	1,738	1,562
Total liabilities	69,523	66,425
Commitments and Contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value 0.01, shares authorized - 900,000,000; shares issued and outstanding - 233,071,088 and 237,958,067	2	2
Additional paid-in capital	8,868	9,084
Retained earnings	31,749	29,647
Accumulated other comprehensive loss	(1,313)	(2,490)
Total shareholders’ equity	39,306	36,243
Noncontrolling interests	99	87
Total equity	39,405	36,330
Total liabilities and equity	$108,928	$102,755
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2023	2022	2021
Revenues
Premiums	$142,854	$133,229	$117,373
Product revenue	19,452	14,978	12,657
Service fees	7,903	7,453	6,913
Total operating revenue	170,209	155,660	136,943
Net investment income	1,825	1,485	1,378
Net (losses) gains on financial instruments	(694)	(550)	318
Total revenues	171,340	156,595	138,639
Expenses
Benefit expense	124,330	116,642	102,571
Cost of products sold	17,293	13,035	10,895
Operating expense	20,087	17,700	15,918
Interest expense	1,030	851	798
Amortization of other intangible assets	885	767	441
Loss on extinguishment of debt	—	—	21
Total expenses	163,625	148,995	130,644
Income before income tax expense	7,715	7,600	7,995
Income tax expense	1,724	1,712	1,846
Net income	5,991	5,888	6,149
Net (gain) loss attributable to noncontrolling interests	(4)	6	9
Shareholders’ net income	$5,987	$5,894	$6,158
Shareholders’ earnings per share
Basic	$25.38	$24.56	$25.26
Diluted	$25.22	$24.28	$24.95
Dividends per share	$5.92	$5.12	$4.52

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2023	2022	2021
Net income	$5,991	$5,888	$6,149
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	1,117	(2,260)	(457)
Change in non-credit component of impairment losses on investments	—	(3)	2
Change in net unrealized gains/losses on cash flow hedges	18	10	11
Change in net periodic pension and postretirement costs	40	(70)	123
Change in future policy benefits	(3)	32	(7)
Foreign currency translation adjustments	(1)	(13)	(9)
Other comprehensive income (loss)	1,171	(2,304)	(337)
Net (gain) loss attributable to noncontrolling interests	(4)	6	9
Other comprehensive loss attributable to noncontrolling interests	6	11	2
Total shareholders’ comprehensive income	$7,164	$3,601	$5,823

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2023	2022	2021
Operating activities
Net income	$5,991	$5,888	$6,149
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses (gains) on financial instruments	694	550	(318)
Equity in net earnings (losses) of other invested assets	33	(293)	(562)
Depreciation and amortization	1,745	1,675	1,302
Deferred income taxes	(602)	(115)	342
Impairment of property and equipment	446	7	73
Share-based compensation	289	264	255
Changes in operating assets and liabilities:
Receivables, net	(1,762)	(2,510)	(2,138)
Other invested assets	(79)	11	(70)
Other assets	(675)	133	41
Policy liabilities	147	2,411	2,523
Unearned income	290	(42)	(113)
Accounts payable and other liabilities	1,640	824	719
Income taxes	(103)	(338)	140
Other, net	7	(66)	21
Net cash provided by operating activities	8,061	8,399	8,364
Investing activities
Purchases of investments	(16,236)	(24,946)	(18,669)
Proceeds from sale of investments	10,596	11,988	10,269
Maturities, calls and redemptions from investments	2,940	10,620	4,344
Changes in securities lending collateral	78	(301)	(956)
Purchases of subsidiaries, net of cash acquired	(1,552)	(649)	(3,476)
Purchases of property and equipment	(1,296)	(1,152)	(1,087)
Other, net	(102)	(120)	(63)
Net cash used in investing activities	(5,572)	(4,560)	(9,638)
Financing activities
Proceeds from long-term borrowings	2,574	3,071	3,462
Repayments of long-term borrowings	(1,909)	(1,899)	(1,068)
Proceeds from short-term borrowings	225	1,365	1,375
Repayments of short-term borrowings	(265)	(1,675)	(1,050)
Changes in securities lending payable	(77)	302	956
Changes in bank overdrafts	114	933	(376)
Repurchase and retirement of common stock	(2,676)	(2,316)	(1,900)
Cash dividends	(1,395)	(1,229)	(1,104)
Proceeds from issuance of common stock under employee stock plans	152	182	203
Taxes paid through withholding of common stock under employee stock plans	(99)	(93)	(102)
Other, net	7	41	27
Net cash (used in) provided by financing activities	(3,349)	(1,318)	423
Effect of foreign exchange rates on cash and cash equivalents	(1)	(14)	(10)
Change in cash and cash equivalents	(861)	2,507	(861)
Cash and cash equivalents at beginning of year	7,387	4,880	5,741
Cash and cash equivalents at end of year	$6,526	$7,387	$4,880

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Shareholders’ Equity

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2021	245.4	$3	$9,244	$23,802	$138	$—	$33,187
Net income	—	—	—	6,158	—	(9)	6,149
Other comprehensive loss		—	—	—	(335)	(2)	(337)
Accumulated noncontrolling interest	—	—	—	—	—	79	79
Repurchase and retirement of common stock	(5.1)	(1)	(192)	(1,707)	—	—	(1,900)
Dividends and dividend equivalents	—	—	—	(1,111)	—	—	(1,111)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	—	355	—	—	—	355
Convertible debenture repurchases and conversions	—	—	(259)	—	—	—	(259)
December 31, 2021	241.8	2	9,148	27,142	(197)	68	36,163
Adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(23)	—	—	(23)
January 1, 2022	241.8	2	9,148	27,119	(197)	68	36,140
Net income	—	—	—	5,894	—	(6)	5,888
Other comprehensive loss	—	—	—	—	(2,293)	(11)	(2,304)
Noncontrolling interests adjustment	—	—	—	—	—	36	36
Repurchase and retirement of common stock	(4.8)	—	(184)	(2,132)	—	—	(2,316)
Dividends and dividend equivalents	—	—	—	(1,234)	—	—	(1,234)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	352	—	—	—	352
Convertible debenture repurchases and conversions		—	(232)	—	—	—	(232)
December 31, 2022	238.0	2	9,084	29,647	(2,490)	87	36,330
Net income	—	—	—	5,987	—	4	5,991
Other comprehensive income (loss)	—	—	—	—	1,177	(6)	1,171
Noncontrolling interests adjustment	—	—	—	—	—	14	14
Repurchase and retirement of common stock	(5.8)	—	(217)	(2,481)	—	—	(2,698)
Dividends and dividend equivalents	—	—	—	(1,404)	—	—	(1,404)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	342	—	—	—	342
Convertible debenture repurchases and conversions	—	—	(341)	—	—	—	(341)
December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
See accompanying notes.

Elevance Health, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 47 million medical members through our affiliated health plans as of December 31, 2023. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also to unaffiliated health plans, including pharmacy services, dental, vision, life, disability and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. In addition, we serve members in numerous states as Amerigroup, Freedom Health, HealthSun, MMM, Optimum Healthcare, Simply Healthcare and/or Wellpoint. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
As we announced in 2022, we are organizing our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our existing Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — we are uniting select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare related services and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate resources, and made changes to our reportable segments beginning in the first quarter of 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international businesses from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
reclassified for comparability to conform to the current presentation. For additional discussion, see Note 20, “Segment Information.”
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Elevance Health and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and the notes to the consolidated financial statements have been recast and are presented as they would have appeared had we changed our reportable segments, discussed in Note 20, “Segment Information,” and adopted the long-duration contracts accounting standard, discussed in this Note 2 below, prior to January 1, 2023.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $294 and $258 at December 31, 2023 and 2022, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Mortgage loans on real estate are classified as held for investment and are reported at their amortized cost basis net of loss allowance under the caption “Other invested assets” in our consolidated balance sheets. Amortized cost is the amount at which the loan is originated, adjusted for accrued interest, amortization of premium, discount and net deferred fees or costs, collection of cash and write-offs.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $212 and $152 at December 31, 2023 and 2022, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $87 and $68 at December 31, 2023 and 2022, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $941 and $744 at December 31, 2023 and 2022, respectively.
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
The Inflation Reduction Act of 2022 includes a provision that imposes a new corporate alternative minimum tax (the “Corporate AMT”) that became effective for us beginning January 1, 2023. We have elected to account for the effects of the Corporate AMT on deferred tax assets and carryforwards and tax credits in the period they arise. We have also elected to disregard Corporate AMT when evaluating the need for a valuation allowance for non-Corporate AMT deferred tax assets. We do not believe the Corporate AMT will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures. Additionally, the Inflation Reduction Act of 2022 imposes an excise tax on the fair market value of net stock repurchases made after December 31, 2022. These are included as a charge to retained earnings as a component of the repurchase and retirement of common stock.
We account for income tax contingencies in accordance with FASB guidance that contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from fifteen to thirty years for buildings and improvements, three to five years for computer equipment and software, and seven years for furniture and other equipment. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized over estimated useful lives ranging from three to ten years.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2023, we believe there were no material concentrations of credit risk with any individual counterparty.
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
On a regular basis, we review cost trends and utilization assumptions set upon initial establishment of claim liabilities. We utilize subsequent paid claims activity to monitor and continuously adjust the claims liability and benefit expense. If

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
actual results are determined to be materially different than assumptions regarding cost trends and utilization, future periods of our income statement and overall financial position could be impacted.
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of evaluating premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, reserves for premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No reserves for premium deficiencies were established at December 31, 2023 or 2022.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Service fees include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion, of their claims experience. We charge these fee-based groups an administrative fee, which is based on the number of members in a group and the group’s claim experience. In addition, service fees include amounts received for the administration of Medicare, certain other government programs, and administrative services arrangements of our Carelon subsidiaries. Generally, each fee-based arrangement includes services which constitute a single suite of services provided and for which consideration is based upon an agreed-upon rate, regardless of the amount of services provided in a given period. As with premiums, each fee-based arrangement may include terms with retroactive rate or membership adjustments, performance incentives and penalties, each of which is a form of variable consideration within the transaction price. As such, each fee-based arrangement contains a single performance obligation that constitutes a series, and revenue is recognized over time as the services are performed. All benefit payments under these programs are excluded from benefit expense.
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
Product revenue includes revenue for services performed by CarelonRx for unaffiliated pharmacy customers as well as any co-payments and subsidies made by or on behalf of affiliated customers. Unaffiliated pharmacy customers include our fee-based groups that have contracted with CarelonRx for pharmacy services and third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation, excluding co-payments and subsidies made by or on behalf of affiliated customers. Product revenue for pharmacy services is recognized using the gross method at the negotiated contract price when CarelonRx has concluded that it is the principal and it controls the services before prescription drugs are transferred to the customer. CarelonRx determined it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicate CarelonRx is primarily responsible for fulfilling the promise to provide pharmacy services. Product revenue includes ingredient costs (net of any rebates or discounts), including any co-payments and subsidies made by or on behalf of the customer, and administrative fees. CarelonRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at December 31, 2023 and 2022. Revenue recognized in 2023 and 2022 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Cost of Products Sold: CarelonRx’s cost of products sold includes the cost of prescription drugs dispensed to unaffiliated pharmacy customers (net of rebates or discounts). Cost of products sold includes per-claim administrative fees for prescription fulfillment by its vendor and certain CarelonRx direct costs related to sales and administration of customer contracts.
Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Employer Group risk-based customers with a smaller employee base. Products for Employer Group risk-based customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Group markets, we offer products through state or federally facilitated marketplaces, or Public Exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image are expensed when first aired. Total advertising and marketing expense was $599, $511 and $588 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU assets are reported in other noncurrent assets on our consolidated balance sheets. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in operating expense on our consolidated statements of income. For our office space leases, we account for the lease and non-lease components (such as common area maintenance) as a single lease component. We also do not recognize a lease liability or ROU asset for our office space leases whose lease terms, at commencement, are twelve months or less and that do not include a purchase option or option to extend that we are reasonably certain to exercise.
We assess our ROU assets for impairment when there are indicators of impairment and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. During the years ended December 31, 2023, 2022 and 2021, we recorded $23, $34 and $136, respectively, for impairment and abandonment of ROU assets. See Note 18, “Leases,” for additional information about the ROU asset impairment and abandonment charges.
Shareholders’ Earnings per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.
Basic shareholders’ earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted shareholders’ earnings per share may include the dilutive effect of stock options, restricted stock and convertible debentures, using the treasury stock method. The treasury stock method assumes exercise of stock options and vesting of restricted stock, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and the number of shares assumed purchased represents the dilutive shares.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Recently Adopted Accounting Guidance: In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 changed the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year to our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Annual Report on Form 10-K have been restated to reflect the impacts of our adoption as required by the new standard. Adjustments of $(131) and $54, respectively, were made to shareholders’ net income for the years ended December 31, 2022 and 2021, which include adjustments to benefit expense of $155 and $(74), respectively. In addition, the following balance sheet adjustments were made at years ended December 31, 2022 and 2021: $(17) and $(4), respectively, to total assets; $47 and $(39), respectively, to total liabilities; $13 and $(19), respectively, to accumulated other comprehensive loss; and $(64) and $35, respectively to shareholders’ equity and total equity.
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted shareholders’ earnings per share calculation and expand disclosure requirements. The amendments became effective for our annual and interim reporting periods beginning after December 15, 2021. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported debt outstanding of $31, a decrease to our deferred tax liabilities of $8, and a corresponding cumulative-effect reduction to our opening retained earnings of $23, by eliminating the bifurcation of the embedded conversion option. These amounts were not material to our overall consolidated financial position. The adoption of ASU 2020-06 did not have an impact on our results of operations or our consolidated cash flows. Use of the if-converted method did not have an impact on our overall shareholders’ earnings per share calculation.
Recent Accounting Guidance Not Yet Adopted: In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our fiscal year beginning after December 15, 2023, and interim periods within our fiscal year beginning after December 15, 2024. The amendments are to be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the significant segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the effects the adoption of ASU 2023-07 will have on our consolidated financial statements and related disclosures.
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
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2023 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
3. Business Acquisitions and Divestitures
Completed Acquisitions
During the year ended December 31, 2023, we completed business combinations for total cash consideration of approximately $1,655. These acquisitions included BioPlus Parent, LLC and subsidiaries (“BioPlus”) which were acquired in February 2023. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. The purchase prices for all business combinations were preliminarily allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $820 was allocated to finite-lived intangible assets and $918 to goodwill. Of these amounts, $1,718 was allocated to our CarelonRx reportable segment and $20 to our Carelon Services reportable segment. The majority of goodwill is not deductible for income tax purposes. As of December 31, 2023, the initial accounting for the acquisition had not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
During the year ended December 31, 2022, we completed business combinations for total cash consideration of approximately $751. These acquisitions included Integra MLTC, Inc. (“Integra”), acquired in May 2022, a managed long-term care plan serving New York state Medicaid members, enabling adults with long-term care needs and disabilities to live safely and independently in their own homes. The purchase prices for all business combinations were allocated to the tangible and intangible net assets acquired based on management’s final estimates of their fair values, of which $89 was allocated to finite-lived intangible assets, $250 to indefinite-lived intangible assets, and $161 to goodwill including measurement period adjustments of $16 during the year ended December 31, 2023. The intangible assets and goodwill acquired were assigned to our Health Benefits reportable segment. The majority of goodwill is deductible for income tax purposes. The proforma effects of these acquisitions for prior periods were not material to our consolidated results of operations.
Acquired tangible assets (liabilities) at the acquisition date were:

	2023	2022
Cash, cash equivalents and short-term investments	$6	$170
Accounts receivable and other current assets	241	240
Property, equipment and other long-term assets	18	109
Medical claims and other policyholder liabilities payable	—	(185)
Accounts payable and other current liabilities	(159)	(20)
Other long-term liabilities	(2)	(15)
Deferred tax liabilities	(187)	(48)
Total net tangible assets (liabilities)	$(83)	$251
The preliminary purchase price allocations for the various business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Acquisition date fair values and weighted-average useful lives assigned to intangible assets include:

	2023		2022
	Fair Value	Weighted Average Useful Life	Fair Value	Weighted Average Useful Life
Customer-related	$796	25 years	$85	10 years
Provider and hospital relationships	—	—	2	15 years
Other	24	5 years	2	0.5 years
State Medicaid licenses	—	—	250	Indefinite
Total intangible assets	$820		$339
The results of operations and financial condition of acquired entities have been included in our consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through December 31, 2023, the impact of the acquired entities on revenue and net earnings was not material. Unaudited pro forma revenues for the years ended December 31, 2023 and 2022 as if the acquisitions had occurred on January 1, 2022 were immaterial for both periods.
Pending Divestiture
On March 28, 2023, we announced our entrance into an agreement to sell our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard will enter into a product distribution partnership. The divestiture is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals. The related net assets held for sale and results of operations for the life and disability businesses to be divested as of and for the year ended December 31, 2023 were not material.
Pending Acquisitions
On January 4, 2024, we announced our entrance into an agreement to acquire Paragon Healthcare, Inc., a company providing infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close in the first half of 2024 and is subject to standard closing conditions and customary approvals.
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dually-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with Elevance Health’s strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dually eligible populations. The acquisition is expected to close in the third quarter of 2024 and is subject to standard closing conditions and customary approvals.
On January 23, 2023, we announced our entrance into an agreement to acquire Louisiana Health Service & Indemnity Company, d/b/a Blue Cross and Blue Shield of Louisiana, an independent licensee of the BCBSA that provides healthcare plans to the Individual, Employer Group, Medicaid and Medicare markets, primarily in the State of Louisiana. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is subject to closing conditions and approvals.

4.    Business Optimization Initiatives
2023-2024 Business Efficiency Program
In the third quarter of 2023, we implemented the “2023-2024 Business Efficiency Program” as a result of a strategic review of our operations, assets and investments. The purpose of this program is to enhance operating efficiency, refine the

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
focus of our investments and optimize our physical footprint. This efficiency program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. We anticipate substantial completion of the 2023-2024 Business Efficiency Program by the end of the third quarter of 2024. Cash outlays associated with this program, primarily for personnel-related costs, are expected to be paid through 2024.
In 2023, we incurred $752 of expense, which included $468 of pre-tax charges for information technology assets and contract write-offs related to projects that have been de-prioritized and stopped, $230 of pre-tax personnel-related charges for the reduction and/or relocation of workforce, which includes severance and related costs primarily determined under our existing severance plans, and $54 of pre-tax charges from asset impairments related to the closure or partial closure of data centers and offices, including operating lease-related ROU assets and other property and equipment. These charges were recognized in operating expense in the Corporate & Other segment; see Note 20, “Segment Information.”
2020 Business Optimization Program
During 2020, our management introduced initiatives across the enterprise to optimize our business operations, including recognition of liabilities for future payments for employee termination costs in connection with the repositioning and reskilling of our workforce.
During 2021, we identified reductions of office space and recorded a charge of $202 in operating expense related to this optimization program. This charge included $136 for impairment and abandonment of operating-lease related ROU assets and $66 for impairment and abandonment of property and equipment. The charges recognized in the Health Benefits, CarelonRx, Carelon Services and Corporate & Other segments in 2021, were $168, $1, $33 and $0, respectively.
During 2022, while evaluating our real estate strategy as it relates to the changing needs of a more hybrid remote workforce, we identified additional reductions of office space and recorded a net charge of $39 in operating expense related to this optimization program. This charge included $34 for impairment and abandonment of operating-lease related ROU assets and $7 for impairment and abandonment of property and equipment. In addition, we released $2 of employee termination costs. The net charges (benefits) recognized in the Health Benefits, CarelonRx, Carelon Services and Corporate & Other segments in 2022, were $36, $0, $5 and $(2), respectively.
During 2023, we released $33 of employee termination costs related to this optimization program, as reflected in the table below, which was recognized in the Health Benefits segment.
Liabilities for Employee Termination Costs
A summary of the activity for the year ended December 31, 2023 and the ending balance at that date, related to the liability for employee termination costs, is as follows:

	Health Benefits	CarelonRx	Carelon Services	Corporate & Other	Total
2023-2024 Business Efficiency Program
Liabilities for employee termination costs at January 1, 2023	$—	$—	$—	$—	$—
Charges	—	—	—	230	230
Payments	—	—	—	(39)	(39)
Total liabilities for employee termination costs ending balance at December 31, 2023	$—	$—	$—	$191	$191

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

	Health Benefits	CarelonRx	Carelon Services	Corporate & Other	Total
2020 Business Optimization Initiatives
Liabilities for employee termination costs at January 1, 2023	$80	$1	$—	$—	$81
Payments	(39)	(1)	—	—	(40)
Releases	(33)	—	—	—	(33)
Total liabilities for employee termination costs ending balance at December 31, 2023	$8	$—	$—	$—	$8
5. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2023 and 2022 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

December 31, 2023
Fixed maturity securities:
United States Government securities	$1,873	$25	$(54)	$—	$1,844
Government sponsored securities	112	1	(3)	—	110
Foreign government securities	5	1	(2)	—	4
States, municipalities and political subdivisions, tax-exempt	3,985	69	(152)	—	3,902
Corporate securities	14,838	322	(580)	(2)	14,578
Residential mortgage-backed securities	4,071	40	(279)	—	3,832
Commercial mortgage-backed securities	2,174	13	(138)	(2)	2,047
Other asset-backed securities	4,278	25	(130)	—	4,173
Total fixed maturity securities	$31,336	$496	$(1,338)	$(4)	$30,490
December 31, 2022
Fixed maturity securities:
United States Government securities	$1,502	$2	$(103)	$—	$1,401
Government sponsored securities	82	1	(5)	—	78
Foreign government securities	321	1	(46)	(2)	274
States, municipalities and political subdivisions, tax-exempt	4,389	19	(265)	—	4,143
Corporate securities	13,721	31	(1,218)	(5)	12,529
Residential mortgage-backed securities	2,978	9	(324)	—	2,663
Commercial mortgage-backed securities	2,055	1	(176)	(2)	1,878
Other asset-backed securities	3,967	12	(241)	—	3,738
Total fixed maturity securities	$29,015	$76	$(2,378)	$(9)	$26,704
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
For fixed maturity securities in an unrealized loss position at December 31, 2023 and 2022, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2023
Fixed maturity securities:
United States Government securities	35	$552	$(9)	44	$370	$(45)
Government sponsored securities	0	—	—	40	52	(3)
Foreign government securities	0	—	—	2	4	(2)
States, municipalities and political subdivisions, tax-exempt	203	354	(2)	1,034	1,811	(150)
Corporate securities	389	608	(15)	2,624	6,871	(565)
Residential mortgage-backed securities	183	438	(5)	1,620	2,075	(274)
Commercial mortgage-backed securities	112	353	(6)	534	1,317	(132)
Other asset-backed securities	110	394	(18)	761	2,342	(112)
Total fixed maturity securities	1,032	$2,699	$(55)	6,659	$14,842	$(1,283)
December 31, 2022
Fixed maturity securities:
United States Government securities	61	$701	$(40)	38	$442	$(63)
Government sponsored securities	39	73	(4)	6	5	(1)
Foreign government securities	150	100	(10)	198	142	(36)
States, municipalities and political subdivisions, tax-exempt	1,398	2,615	(147)	396	652	(118)
Corporate securities	3,551	7,826	(549)	2,204	3,521	(669)
Residential mortgage-backed securities	1,341	1,435	(121)	496	982	(203)
Commercial mortgage-backed securities	457	1,082	(76)	324	719	(100)
Other asset-backed securities	784	2,203	(124)	398	1,074	(117)
Total fixed maturity securities	7,781	$16,035	$(1,071)	4,060	$7,537	$(1,307)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of December 31, 2023, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $4 and $9 at December 31, 2023 and 2022, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The amortized cost and fair value of fixed maturity securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$473	$470
Due after one year through five years	7,350	7,193
Due after five years through ten years	10,495	10,325
Due after ten years	6,773	6,624
Mortgage-backed securities	6,245	5,878
Total fixed maturity securities	$31,336	$30,490
Equity Securities
A summary of current equity securities at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Equity Securities:
Exchange traded funds	$106	$822
Common equity securities	45	43
Private equity securities	78	88
Total	$229	$953
Investment Income
The major categories of net investment income for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Fixed maturity securities	$1,387	$971	$755
Equity securities	18	48	43
Cash equivalents	305	77	5
Other invested assets	157	432	616
Investment income	1,867	1,528	1,419
Investment expenses	(42)	(43)	(41)
Net investment income	$1,825	$1,485	$1,378

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Investment (Losses) Gains
Net investment (losses) gains for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$47	$52	$170
Gross realized losses from sales	(488)	(469)	(44)
Impairment (losses) recoveries recognized in income	(15)	(31)	1
Net realized gains on fixed maturity securities	(456)	(448)	127
Equity securities:
Unrealized (losses) gains recognized on equity securities still held	(1)	(78)	2
Net realized (losses) gains recognized on equity securities sold	6	(102)	(73)
Net (losses) gains on equity securities	5	(180)	(71)
Other investments:
Gross gains	103	96	293
Gross losses	(63)	(64)	(22)
Impairment losses recognized in income	(291)	(34)	(16)
Net (losses) gains on other investments	(251)	(2)	255
Net (losses) gains on investments	$(702)	$(630)	$311
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
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities was $12,289, $22,048 and $10,565 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
At December 31, 2023 and 2022, there were no individual investments that exceeded 10% of shareholders’ equity.
At December 31, 2023 and 2022, there were eleven and eight respectively, fixed maturity investments that did not produce income during the years then ended.
As of December 31, 2023 and 2022, we had committed approximately $1,321 and $1,504, respectively, to future capital calls from various third-party investments in exchange for an ownership interest in the related entities.
As of December 31, 2023 and 2022, we had committed approximately $497 and $185, respectively, to future investments in rated notes.
At December 31, 2023 and 2022, securities with carrying values of approximately $876 and $752, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
Accrued Investment Income
Accrued investment income totaled $301 and $245 at December 31, 2023 and 2022, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at December 31, 2023 and 2022 was $2,380 and $2,457, respectively. The collateral received was 102% of the market value of the loaned securities at each of December 31, 2023 and 2022.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At December 31, 2023 and 2022, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,255 and $2,221, respectively, United States Government securities for $99 and $224, respectively, and residential mortgage-backed securities for $26 and $12, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
6. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2023 and 2022, we had received collateral of $35 and $57, respectively, related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2023 and 2022 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2023
Hedging instruments
Interest rate swaps - fixed to floating	$1,475	Other assets/other liabilities	$15	$(52)

Non-hedging instruments
Derivatives embedded in convertible securities	15	Fixed maturity securities	1	—
Interest rate swaps	5	Equity securities/other assets/other liabilities	—	—
Options	161	Other assets/other liabilities	—	(85)
Collars	19	Equity securities	14	(3)
Futures/Forwards	151	Equity securities/other assets/other liabilities	7	—
Subtotal non-hedging	351	Subtotal non-hedging	22	(88)
Total derivatives	$1,826	Total derivatives	37	(140)
		Amounts netted	(15)	15
		Net derivatives	$22	$(125)

December 31, 2022
Hedging instruments
Interest rate swaps - fixed to floating	$1,125	Other assets/other liabilities	$3	$(60)

Non-hedging instruments
Derivatives embedded in convertible securities	18	Fixed maturity securities	4	—
Interest rate swaps	5	Equity securities/other assets/other liabilities	—	—
Options	—	Other assets/other liabilities	1	—
Collars	19	Equity securities	23	(9)
Futures/Forwards	358	Equity securities/other assets/other liabilities	2	(2)
Subtotal non-hedging	400	Subtotal non-hedging	30	(11)
Total derivatives	$1,525	Total derivatives	33	(71)
		Amounts netted	(12)	12
		Net derivatives	$21	$(59)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the Secured Overnight Financing Rate. A summary of our outstanding fair value hedges at December 31, 2023 and 2022 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2023	2022
Interest rate swap	2023	$300	$—	5.500%	April 15, 2032
Interest rate swap	2023	150	—	2.550	September 15, 2030
Interest rate swap	2023	500	—	4.900	February 8, 2026
Interest rate swap	2023	125	—	4.101	September 1, 2027
Interest rate swap	2023	100	—	2.250	November 15, 2029
Interest rate swap	2022	150	150	5.500	April 15, 2032
Interest rate swap	2022	75	75	4.101	September 1, 2027
Interest rate swap	2022	75	75	2.250	November 15, 2029
Interest rate swap	2021	—	150	2.550	September 15, 2030
Interest rate swap	2021	—	100	2.250	November 15, 2029
Interest rate swap	2020	—	75	4.101	September 1, 2027
Interest rate swap	2018	—	50	4.101	September 1, 2027
Interest rate swap	2018	—	450	3.300	January 15, 2023
Total notional amount outstanding		$1,475	$1,125
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2023 and 2022:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2023	2022	2023	2022
Long-term debt	$23,246	$22,349	$(37)	$(57)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. During 2023 and 2022, swaps in the notional amount of $550 and $700, respectively, were terminated.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $211 and $229 at December 31, 2023 and 2022, respectively. As of December 31, 2023, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $13. No amounts were excluded from effectiveness testing.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative (Loss) Gain Recognized
Year ended December 31, 2023
Derivatives embedded in convertible securities	Net (losses) gains on financial instruments	$(2)
Options (including swaptions)	Net (losses) gains on financial instruments	3
Collars	Net (losses) gains on financial instruments	(3)
Futures	Net (losses) gains on financial instruments	10
Total		$8
Year ended December 31, 2022
Derivatives embedded in convertible securities	Net (losses) gains on financial instruments	$(3)
Interest rate swaps	Net (losses) gains on financial instruments	(4)
Options (including swaptions)	Net (losses) gains on financial instruments	13
Collars	Net (losses) gains on financial instruments	10
Futures	Net (losses) gains on financial instruments	64
Total		$80
Year ended December 31, 2021
Interest rate swaps	Net (losses) gains on financial instruments	$(4)
Options	Net (losses) gains on financial instruments	4
Futures	Net (losses) gains on financial instruments	7
Total		$7
In January 2023, we made an equity investment that resulted in our minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”). Liberty Dental engages in dental insurance and dental health care administration. As part of the Liberty Dental transaction, we entered into a shareholders’ agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options could result in our purchase of the units held by the majority owners in 2026 and 2027. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions, including cash flow projections, risk-free rates, volatility and details specific to the put and call options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The net put option’s fair value liability of $85, measured at the date of acquisition, is included in “Other noncurrent liabilities.” We have elected to not mark the net put option to market, and the fair value of the net put option will remain on the balance sheet until it's exercised or expires.

Elevance Health, Inc.
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
The following methods, assumptions and inputs were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the consolidated balance sheets:
Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less and are purchased daily at par value with specified yield rates. Due to the short-term nature of the funds, we designate all cash equivalents as Level I.
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third-party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions, mortgage-backed securities, United States Government securities, foreign government securities, and certain other asset-backed securities. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily collateralized loan obligation securities, rated note securities and corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes, net asset value of underlying loans or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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
Derivatives: Fair values are generally based on the quoted market prices by the financial institution that is the counterparty to the derivative transaction. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar derivative transactions. These derivatives are designated as Level II securities. Fair values of certain derivatives where market observable inputs are not available are estimated using

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
assumptions such as cash flow projections, risk-free rates, volatility and details specific to the derivative contract. These derivatives are designated as Level III securities.
In addition, the following methods and assumptions were used to determine the fair value of each class of pension benefit plan assets and other benefit plan assets not defined above (see Note 11, “Retirement Benefits,” for fair values of benefit plan assets):
Mutual funds: Fair values are based on quoted market prices, which represent the net asset value (“NAV”) of shares held.
Partnership investments: Fair values are estimated based on the plan’s ownership share of the partnerships’ net assets, as reported in their periodic capital statements, and are valued using NAV as a practical expedient. The partnerships primarily consist of a real estate investment fund which acquires investments in real estate entities, and an energy fund which invests in public and private oil and gas companies principally through privately issued securities.

Collective investment trusts (“CITs”): Fair values are based on the NAV of the units held by the plan at year end and are valued using NAV as a practical expedient. The CITs are passive index funds that seek investment results that generally correspond to the performance of the Bloomberg U.S. Intermediate Treasury Index.
Commingled fund: Fair value is based on NAV per fund share and is valued using NAV as a practical expedient. The fund primarily invests in publicly traded equity securities of issuers within the fund’s benchmark. The objective of the fund is to produce returns in excess of the relevant benchmark over rolling five-year periods.
Insurance company contracts: Fair value is based on the fair value of the underlying investments of the account as determined by the insurance company.
Investment in DOL 103-12 trust: Fair value is based on the plan’s proportionate share of the fair value of investments held by the trust, qualified as a Department of Labor Regulation 2520.103-12 entity (“DOL 103-12 trust”) as reported in the audited financial statements of the trust, where the trustee applies fair value measurements to the underlying investments of the trust.
Life insurance contracts: Fair value is based on the cash surrender value of the policies as reported by the insurance carriers.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 is as follows:

	Level I	Level II	Level III	Total
December 31, 2023
Assets:
Cash equivalents	$2,210	$—	$—	$2,210
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,844	—	1,844
Government sponsored securities	—	110	—	110
Foreign government securities	—	4	—	4
States, municipalities and political subdivisions, tax-exempt	—	3,902	—	3,902
Corporate securities	—	14,532	46	14,578
Residential mortgage-backed securities	—	3,830	2	3,832
Commercial mortgage-backed securities	—	2,047	—	2,047
Other asset-backed securities	—	3,634	539	4,173
Total fixed maturity securities, available-for-sale	—	29,903	587	30,490
Equity securities:
Exchange traded funds	106	—	—	106
Common equity securities	12	33	—	45
Private equity securities	—	—	78	78
Total equity securities	118	33	78	229
Other invested assets - common equity securities	111	—	—	111
Securities lending collateral	—	2,382	—	2,382
Derivatives - other assets	—	10	—	10
Total assets	$2,439	$32,328	$665	$35,432
Liabilities:
Derivatives - other liabilities	$—	$(40)	$—	$(40)
Total liabilities	$—	$(40)	$—	$(40)

December 31, 2022
Assets:
Cash equivalents	$3,567	$—	$—	$3,567
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,401	—	1,401
Government sponsored securities	—	78	—	78
Foreign government securities	—	274	—	274
States, municipalities and political subdivisions, tax-exempt	—	4,143	—	4,143
Corporate securities	—	12,392	137	12,529
Residential mortgage-backed securities	—	2,663	—	2,663
Commercial mortgage-backed securities	—	1,878	—	1,878
Other asset-backed securities	—	3,382	356	3,738
Total fixed maturity securities, available-for-sale	—	26,211	493	26,704
Equity securities:
Exchange traded funds	822	—	—	822
Common equity securities	2	41	—	43
Private equity securities	—	—	88	88
Total equity securities	824	41	88	953
Other invested assets - common equity securities	103	—	—	103
Securities lending collateral	—	2,457	—	2,457
Derivatives - other assets	—	3	—	3
Total assets	$4,494	$28,712	$581	$33,787
Liabilities:
Derivatives - other liabilities	$—	$(60)	$—	$(60)
Total liabilities	$—	$(60)	$—	$(60)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset-Backed Securities	Equity Securities	Total
Year ended December 31, 2023
Beginning balance at January 1, 2023	$137	$—	$356	$88	$581
Total gains (losses):
Recognized in net income	(10)	—	—	(4)	(14)
Recognized in accumulated other comprehensive income	6	—	3	—	9
Purchases	38	—	191	15	244
Sales	(88)	—	(17)	(21)	(126)
Settlements	(21)	—	—	—	(21)
Transfers into Level III	6	2	6	—	14
Transfers out of Level III	(22)	—	—	—	(22)
Ending balance at December 31, 2023	$46	$2	$539	$78	$665
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2023	$—	$—	$—	$(6)	$(6)

Year ended December 31, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains (losses):
Recognized in net income	—	—	(1)	—	(1)
Recognized in accumulated other comprehensive income	(1)	—	(16)	—	(17)
Purchases	56	—	370	17	443
Sales	(210)	—	(14)	(18)	(242)
Settlements	(41)	—	—	—	(41)
Transfers into Level III	9	—	—	—	9
Transfers out of Level III	(12)	(5)	(2)	—	(19)
Ending balance at December 31, 2022	$137	$—	$356	$88	$581
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2022	$—	$—	$—	$—	$—

Year ended December 31, 2021
Beginning balance at January 1, 2021	$325	$2	$5	$60	$392
Total gains (losses):
Recognized in net income	2	—	—	17	19
Recognized in accumulated other comprehensive income	3	—	—	—	3
Purchases	179	4	17	16	216
Sales	(18)	—	—	(4)	(22)
Settlements	(157)	—	—	—	(157)
Transfers into Level III	3	—	—	—	3
Transfers out of Level III	(1)	(1)	(3)	—	(5)
Ending balance at December 31, 2021	$336	$5	$19	$89	$449
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2021	$—	$—	$—	$18	$18
There were no individually material transfers into or out of Level III during the years ended December 31, 2023, 2022 or 2021.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of BioPlus in 2023 and our acquisition of Integra

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
in 2022. The net assets acquired in these acquisitions and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of BioPlus and Integra were estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Also in 2023, we entered into a shareholders’ agreement which included certain put and call options associated with our minority interest ownership of Liberty Dental. The resulting net put option liability was recorded at its fair value measured at the date of acquisition using Level III inputs with an election not to mark the derivative to market, which is further discussed and disclosed in Note 6, “Derivatives”. Other than the assets acquired and liabilities assumed in our acquisitions of BioPlus and Integra and the net put option on Liberty Dental described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2023 or 2022.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2023, 2022 or 2021.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value on the consolidated balance sheets:
Other invested assets: Other invested assets primarily include our investments in limited partnerships, joint ventures and other non-controlled corporations and mortgage loans, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. Mortgage loans are carried at amortized cost net of loss allowance. The fair value of mortgage loans is measured using discounted cash flows benchmarked against the 10-year U.S. Treasury yield plus a market rate spread. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Long-term debt—convertible debentures: The fair value of our convertible debentures was based on the quoted market price in the active private market in which the convertible debentures traded.
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2023 and 2022 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2023
Assets:
Other invested assets	$5,996	$—	$—	$5,972	$5,972
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Notes	24,895	—	23,569	—	23,569

December 31, 2022
Assets:
Other invested assets	$5,582	$—	$—	$5,558	$5,558
Liabilities:
Debt:
Short-term borrowings	265	—	265	—	265
Notes	23,786	—	21,861	—	21,861
Convertible debentures	63	—	463	—	463

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
The components of deferred income taxes at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred income tax assets:
Accrued expenses	$553	$379
Bad debt reserves	415	301
Insurance reserves	178	166
Lease liabilities	172	200
Retirement liabilities	132	173
Deferred compensation	44	34
Federal and state carryforwards	455	328
Investment basis	31	340
Other	166	131
Subtotal	2,146	2,052
Less: valuation allowance	(271)	(187)
Total deferred income tax assets	1,875	1,865
U.S. federal and state intangible assets	2,070	2,059
Foreign (including Puerto Rico) intangible assets	330	380
Capitalized software	485	601
Depreciation and amortization	54	62
Retirement assets	319	317
Lease right-of-use assets	110	123
Prepaid expenses	249	201
Total deferred income tax liabilities	3,617	3,743
Net deferred income tax liabilities	$1,742	$1,878
We recognized $228 and $137 of deferred tax asset under the caption “Other noncurrent assets” at December 31, 2023 and 2022, respectively. We recognized $1,970 and $2,015 of deferred tax liability under the caption “Deferred tax liabilities, net” at December 31, 2023 and 2022.
As of December 31, 2023, we have established U.S. deferred taxes for undistributed earnings from certain non-U.S. subsidiaries, which are included in the Investment basis component above, consistent with prior years.
Significant components of the provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consist of the following:

	2023	2022	2021
Current tax expense:
Federal	$1,899	$1,455	$1,468
Foreign (including Puerto Rico)	95	98	47
State and local	420	244	165
Total current tax expense	2,414	1,797	1,680
Deferred tax expense (benefit)	(690)	(85)	166
Total income tax expense	$1,724	$1,712	$1,846

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
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,620	21.0%	$1,596	21.0%	$1,679	21.0%
State and local income taxes net of federal tax expense/benefit	124	1.6	190	2.5	201	2.5
Tax exempt interest and dividends received deduction	(15)	(0.2)	(19)	(0.3)	(22)	(0.3)
Change in valuation allowance	84	1.1	51	0.7	81	1.0
Other, net	(89)	(1.2)	(106)	(1.4)	(93)	(1.1)
Total income tax expense	$1,724	22.3%	$1,712	22.5%	$1,846	23.1%
During the year ended December 31, 2023, we recognized income tax expense of $1,724, or $7.26 per diluted share. The decrease in effective income tax rate for 2023 compared to 2022 was primarily due to the impact of geographic changes in the mix of 2023 earnings.
During the year ended December 31, 2022, we recognized income tax expense of $1,712, or $7.05 per diluted share. The decrease in effective income tax rate for 2022 compared to 2021 was primarily due to the impact of geographic changes in the mix of 2022 earnings.
During the year ended December 31, 2021, we recognized income tax expense of $1,846, or $7.48 per diluted share.
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Balance at January 1	$349	$271
Additions based on:
Tax positions related to current year	19	22
Tax positions related to prior years	119	57
Reductions based on:
Tax positions related to prior years	(19)	(1)
Balance at December 31	$468	$349
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $450 and $328 at December 31, 2023 and 2022, respectively. Also included in the table above, at December 31, 2023, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate.
For the years ended December 31, 2023, 2022 and 2021 we recognized net interest expense of $24, $13 and $9, respectively. We had accrued approximately $79 and $55 for the payment of interest at December 31, 2023 and 2022, respectively.
As of December 31, 2023, as further described below, certain tax years remain open to examination by the Internal Revenue Service (“IRS”) and various state, local and foreign authorities. As a result of these examinations and discussions

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
with taxing agencies, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could be reduced within a range of approximately $111 to $217.
We are a member of the IRS Compliance Assurance Process (“CAP”). The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2023, the IRS examination of our 2023 and 2022 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in operating expense.
At December 31, 2023, we had federal net operating loss carryforwards of $192, of which $69 will expire beginning 2032 through 2043 and $123 have an indefinite carryforward period. State and foreign net operating loss carryforwards expire beginning 2024 through 2042, with some having an indefinite carryforward period.
Income taxes receivable totaled $543 and $440 at December 31, 2023 and 2022, respectively. We recognize the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.
During 2023, 2022 and 2021, federal income taxes paid totaled $1,936, $1,594 and $1,299, respectively.
9. Property and Equipment
A summary of property and equipment at December 31, 2023 and 2022 is as follows:

	2023	2022
Computer software, purchased and internally developed	$6,195	$5,604
Computer equipment, furniture and other equipment	955	828
Leasehold improvements	715	648
Building and improvements	37	38
Land and improvements	1	1
Property and equipment, gross	7,903	7,119
Accumulated depreciation and amortization	(3,544)	(2,803)
Property and equipment, net	$4,359	$4,316
Depreciation expense for 2023, 2022 and 2021 was $107, $123 and $136, respectively. Amortization expense on computer software and leasehold improvements for 2023, 2022 and 2021 was $765, $661 and $532, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2023, 2022 and 2021 of $685, $599 and $485, respectively. Capitalized costs related to the internal development of software of $5,870 and $5,354 at December 31, 2023 and 2022, respectively, are reported with computer software.
Impairment of property and equipment for the years ended December 31, 2023, 2022 and 2021 was $446, $7, and $73, respectively, which is included in operating expense and primarily related to our activities disclosed in Note 4, “Business Optimization Initiatives.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 20, “Segment Information”) for 2023 and 2022 is as follows:

	Health Benefits	CarelonRx	Carelon Services	Total
Balance as of January 1, 2022	$21,942	$59	$2,227	$24,228
Acquisitions and adjustments	146	—	9	155
Balance as of December 31, 2022	22,088	59	2,236	24,383
Acquisitions and adjustments	16	898	20	934
Balance as of December 31, 2023	$22,104	$957	$2,256	$25,317
Accumulated impairment as of December 31, 2023	$—	$—	$—	$—
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2023, 2022 and 2021. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2023, 2022 or 2021, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2023 and 2022 are as follows:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$6,263	$(3,817)	$2,446	$5,791	$(3,693)	$2,098
Provider and hospital relationships	326	(164)	162	326	(146)	180
Other	242	(44)	198	1,010	(440)	570
Total	6,831	(4,025)	2,806	7,127	(4,279)	2,848
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,991	—	5,991	5,991	—	5,991
State Medicaid licenses	1,476	—	1,476	1,476	—	1,476
Total	7,467	—	7,467	7,467	—	7,467
Other intangible assets	$14,298	$(4,025)	$10,273	$14,594	$(4,279)	$10,315
In 2023, additions to the gross carrying amount of customer relationships relate to the acquisition of BioPlus. The decrease in the gross and net carrying amount of intangible assets with finite lives—other primarily related to the accelerated amortization of certain trade names in connection with the new branding strategy, which was substantially completed in 2023.
Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized.
As of December 31, 2023, the estimated amortization expense for each of the five succeeding years is as follows: 2024, $438; 2025, $374; 2026, $318; 2027, $277; and 2028, $236.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
11. Retirement Benefits
We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.
The Elevance Health Cash Balance Plan A and the Elevance Health Cash Balance Plan B are cash balance pension plans covering certain eligible employees of the affiliated companies that participate in these plans. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continued to accrue benefits. Participants who did not receive credits and/or benefit accruals were included in the Elevance Health Cash Balance Plan A, while employees who were still receiving credits and/or benefits participated in the Elevance Health Cash Balance Plan B. Effective January 1, 2019, benefits under the Elevance Health Cash Balance Plan B were curtailed. All grandfathered participants no longer have pay credits added to their accounts but continue to earn interest on existing account balances. Participants continue to earn years of pension service for vesting purposes. Several pension plans acquired through various corporate mergers and acquisitions were merged into these plans in prior years.
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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Benefit obligation at beginning of year	$1,415	$1,859	$277	$343
Interest cost	68	52	14	7
Plan participant contributions	—	—	16	17
Actuarial (gain) loss	40	(362)	(12)	(54)
Settlements	(27)	(74)	—	—
Benefits paid	(103)	(60)	(40)	(36)
Benefit obligation at end of year	$1,393	$1,415	$255	$277

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$1,734	$2,216	$299	$371
Actual return on plan assets	199	(352)	42	(61)
Employer contributions	4	4	—	—
Plan participant contributions	—	—	16	17
Settlements	(27)	(74)	—	—
Benefits paid	(103)	(60)	(44)	(28)
Fair value of plan assets at end of year	$1,807	$1,734	$313	$299
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Noncurrent assets	$459	$363	$58	$22
Current liabilities	(7)	(6)	—	—
Noncurrent liabilities	(38)	(38)	—	—
Net amount at December 31	$414	$319	$58	$22
 The net amounts included in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Net actuarial (loss) gain	$(625)	$(672)	$38	$5
Prior service credit	—	—	2	3
Net amount before tax at December 31	$(625)	$(672)	$40	$8
The accumulated benefit obligation for the defined benefit pension plans was $1,391 and $1,413 at December 31, 2023 and 2022, respectively.
As of December 31, 2023, certain pension plans had accumulated benefit obligations in excess of plan assets. Such plans had accumulated benefit obligation and fair value of plan assets of $44 and $0, respectively. In addition, certain plans had projected benefit obligations in excess of plan assets. Such plans had projected benefit obligation and fair value of plan assets of $44 and $0, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Discount rate	4.91%	5.18%	4.83%	5.12%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.47%	6.58%	6.64%	6.57%
Interest crediting rate	4.50%	4.25%	4.50%	3.89%

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2023	2022	2021
Pension Benefits
Interest cost	$68	$52	$34
Expected return on assets	(127)	(101)	(134)
Recognized actuarial loss	9	16	25
Settlement loss	7	28	26
Net periodic benefit credit	$(43)	$(5)	$(49)

Other Benefits
Service cost	$—	$—	$1
Interest cost	14	7	5
Expected return on assets	(21)	(26)	(26)
Amortization of prior service credit	(2)	(4)	(4)
Net periodic benefit credit	$(9)	$(23)	$(24)
During the years ended December 31, 2023, 2022 and 2021, we incurred total settlement losses of $7, $28 and $26, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.
The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2023	2022	2021
Pension Benefits
Discount rate	5.18%	2.70%	2.24%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.58%	5.02%	6.72%
Interest crediting rate	4.25%	3.82%	3.82%

Other Benefits
Discount rate	5.12%	2.49%	1.99%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.57%	6.43%	6.60%
Interest crediting rate	3.89%	1.56%	0.87%
The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2023 measurement date was 8.00% for 2024, with a gradual decline to 4.50% by the year 2035. The assumed healthcare cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2023 measurement date was 6.50% for 2024, with a gradual decline to 4.50% by the year 2035. These estimated trend rates are subject to change in the future.
Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 34% equity securities, 61% fixed maturity securities, and 5% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include corporate bonds, treasury securities and asset-backed investments issued by corporations and the U.S. government. Other types of investments include insurance contracts designed specifically for employee benefit plans, an investment in a DOL 103-12 trust and certain alternative investments.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2023, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Elevance Health common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. In accordance with FASB guidance, certain alternative investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2023, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $43, and excluding estimated claims settlements to be paid from other benefit assets of $(23), are as follows (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs):

	Level I	Level II	Level III	Total
December 31, 2023
Pension Benefit Assets:
Cash equivalents	$2	$—	$—	$2
Equity securities:
U.S. securities	390	—	—	390
Foreign securities	94	—	—	94
Mutual funds	42	—	—	42
Fixed maturity securities:
Government securities	—	70	—	70
Corporate securities	—	522	—	522
Asset-backed securities	—	2	—	2
Other types of investments:
Insurance company contracts	—	—	143	143
Total pension benefit assets at fair value	$528	$594	$143	1,265
Alternative investments				500
Total pension benefit assets				$1,765

Other Benefit Assets:
Equity securities:
U.S. securities	$7	$—	$—	$7
Foreign securities	2	—	—	2
Mutual funds	17	—	—	17
Other types of investments:
Life insurance contracts	—	—	289	289
Investment in DOL 103-12 trust	—	9	—	9
Total other benefit assets at fair value	$26	$9	$289	324
Alternative investments				11
Total other benefit assets				$335

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2022, excluding cash, investment income receivable and amounts due to/from brokers, resulting in a net asset of $36, and excluding estimated claims settlements to be paid from other benefit assets of $(17), are as follows:

	Level I	Level II	Level III	Total
December 31, 2022
Pension Benefit Assets:
Equity securities:
U.S. securities	$489	$—	$—	$489
Foreign securities	145	—	—	145
Mutual funds	39	—	—	39
Fixed maturity securities:
Government securities	—	247	—	247
Corporate securities	—	275	—	275
Asset-backed securities	—	185	—	185
Other types of investments:
Insurance company contracts	—	—	154	154
Total pension benefit assets at fair value	$673	$707	$154	1,534
Alternative investments				164
Total pension benefit assets				$1,698

Other Benefit Assets:
Equity securities:
U.S. securities	$7	$—	$—	$7
Foreign securities	1	—	—	1
Mutual funds	17	—	—	17
Fixed maturity securities:
Government securities	—	3	—	3
Corporate securities	—	3	—	3
Asset-backed securities	—	3	—	3
Other types of investments:
Life insurance contracts	—	—	270	270
Investment in DOL 103-12 trust	—	10	—	10
Total other benefit assets at fair value	$25	$19	$270	314
Alternative investments				2
Total other benefit assets				$316
In order to conform with current year presentation, the table above includes a reclassification of the commingled fund from Level II into alternative investments measured using NAV as a practical expedient. This reclassification did not have any impact on total plan assets.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides additional information on the alternative investments that are measured using NAV as a practical expedient:

	Fair Value as of December 31		Unfunded Commitments as of December 31, 2023	Redemption Frequency (if applicable)	Redemption Notice Period

	2023	2022
Collective investment trusts:
Pension benefit assets	$346	$—
Other benefit assets	9	—
Total CITs	355	—	$—	Daily	2 days
Commingled fund:
Pension benefit assets	84	93
Other benefit assets	2	2
Total commingled fund	86	95	—	1st & 15th of the month	7 business days
Partnership investments	70	71	1	Not Applicable	Not Applicable
Total alternative investments	$511	$166	$1
A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2023
Beginning balance at January 1, 2023	$154	$270	$424
Actual return on plan assets relating to assets still held at the reporting date	3	37	40
Purchases	6	—	6
Sales	(20)	(18)	(38)
Ending balance at December 31, 2023	$143	$289	$432

Year ended December 31, 2022
Beginning balance at January 1, 2022	$179	$338	$517
Actual return on plan assets relating to assets still held at the reporting date	(22)	(53)	(75)
Purchases	9	—	9
Sales	(12)	(15)	(27)
Ending balance at December 31, 2022	$154	$270	$424

Year ended December 31, 2021
Beginning balance at January 1, 2021	$189	$323	$512
Actual return on plan assets relating to assets still held at the reporting date	(6)	26	20
Purchases	5	—	5
Sales	(9)	(11)	(20)
Ending balance at December 31, 2021	$179	$338	$517
There were no other transfers into or out of Level III during the years ended December 31, 2023, 2022 or 2021.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
maximum amount deductible for income tax purposes. For the years ended December 31, 2023, 2022 and 2021, no material contributions were necessary to meet ERISA required funding levels. However, during each of the years ended December 31, 2023, 2022 and 2021, we made tax deductible discretionary contributions to the pension benefit plans of $4, $4, and $7, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.
Our estimated future payments for pension benefits and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2024	$125	$29
2025	120	28
2026	119	27
2027	115	25
2028	113	24
2029 - 2033	492	99
In addition to the defined benefit plans, we maintain the Elevance Health 401(k) Plan, which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $316, $275 and $241 during 2023, 2022 and 2021, respectively.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Gross medical claims payable, beginning of year	$15,348	$13,282	$11,135
Ceded medical claims payable, beginning of year	(6)	(21)	(46)
Net medical claims payable, beginning of year	15,342	13,261	11,089
Business combinations and purchase adjustments	—	133	420
Net incurred medical claims:
Current year	121,798	113,414	100,440
Prior years redundancies	(1,571)	(869)	(1,703)
Total net incurred medical claims	120,227	112,545	98,737
Net payments attributable to:
Current year medical claims	107,146	98,997	88,156
Prior years medical claims	12,565	11,600	8,829
Total net payments	119,711	110,597	96,985
Net medical claims payable, end of year	15,858	15,342	13,261
Ceded medical claims payable, end of year	7	6	21
Gross medical claims payable, end of year	$15,865	$15,348	$13,282
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $1,571 shown above for the year ended December 31, 2023 represents an estimate based on paid claim activity from January 1, 2023 to December 31, 2023. Medical claim liabilities are usually described as

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $1,571 redundancy relates to claims incurred in calendar year 2022.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2023, 2022 and 2021, which are the completion and trend factors. These vital assumptions can be affected by variables such as utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations. We had increased estimation uncertainty on our incurred but not reported liability at December 31, 2022, 2021 and 2020. Slowdowns in claims submission patterns and increases in utilization levels for COVID-19 testing and treatment are the primary factors that led to the increased estimation uncertainty.

	Favorable Developments by Changes in Key Assumptions
	2023	2022	2021
Assumed trend factors	$(895)	$(859)	$(1,429)
Assumed completion factors	(676)	(10)	(274)
Total	$(1,571)	$(869)	$(1,703)
The favorable development recognized in 2023 resulted primarily from trend factors in late 2022 developing more favorably than originally expected. Favorable development in the completion factors in late 2022 also contributed to the favorable development in 2023.
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
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2023	2022	2021
Total net incurred medical claims	$120,227	$112,545	$98,737
Quality improvement and other claims expense	4,103	4,097	3,834
Benefit expense	$124,330	$116,642	$102,571
Incurred claims development, net of reinsurance, for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2021	2022	2023
Claim Years	(Unaudited)	(Unaudited)
2021 & Prior	$110,247	$109,378	$109,542
2022		113,546	111,812
2023			121,798
Total			$343,152

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Paid claims development, net of reinsurance, for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2021	2022	2023
Claim Years	(Unaudited)	(Unaudited)
2021 & Prior	$96,986	$108,586	$109,179
2022		98,997	110,969
2023			107,146
Total			$327,294
At December 31, 2023, the total of incurred but not reported liabilities plus expected development on reported claims was $363, $843 and $14,652 for the claim years 2021 and prior, 2022 and 2023, respectively.
At December 31, 2023, the cumulative number of reported claims was 480, 462 and 430 for the claim years 2021 and prior, 2022 and 2023, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2021 and 2022 is unaudited and presented as supplementary information.
The cumulative number of reported claims for each claim year has been developed using historical data captured by our claim payment systems. The provided claim amounts are not a precise tool for understanding utilization of medical services. They could be impacted by a variety of factors, including changes in provider billing practices, provider reimbursement arrangements, mix of services, benefit design or processing systems. The cumulative number of reported claims has been provided to comply with FASB accounting standards and is not used by management in its claims analysis. Our cumulative number of reported claims may not be comparable to similar measures reported by other health benefits companies.
The reconciliation of incurred and paid claims development information for the three years ended December 31, 2023, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of December 31, 2023, is as follows:

Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$343,152
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	327,294
Net medical claims payable, end of year	15,858
Ceded medical claims payable, end of year	7
Insurance lines other than short duration	246
Gross medical claims payable, end of year	$16,111
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2023 and 2022, $225 and $265, respectively, were outstanding under our short-term FHLB borrowings. Outstanding short-term FHLB borrowings at December 31, 2023 had fixed interest rates of 5.460%.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term Debt
The carrying value of our long-term debt at December 31, 2023 and 2022 consists of the following:

	2023	2022
Senior unsecured notes:
3.300%, due 2023	$—	$1,000
0.450%, due 2023	—	500
3.350%, due 2024	850	849
3.500%, due 2024	799	798
2.375%, due 2025	1,251	1,252
5.350%, due 2025	399	398
1.500%, due 2026	747	746
4.900%, due 2026	496	—
3.650%, due 2027	1,595	1,592
4.101%, due 2028	1,236	1,234
2.875%, due 2029	821	820
2.250%, due 2030	1,075	1,071
2.550%, due 2031	972	968
4.100%, due 2032	595	595
5.500%, due 2032	658	644
4.750%, due 2033	992	—
5.950%, due 2034	335	334
5.850%, due 2036	397	396
6.375%, due 2037	364	364
5.800%, due 2040	114	114
4.625%, due 2042	860	859
4.650%, due 2043	975	974
4.650%, due 2044	768	767
5.100%, due 2044	548	548
4.375%, due 2047	1,388	1,388
4.550%, due 2048	840	840
3.700%, due 2049	813	812
3.125%, due 2050	988	988
3.600%, due 2051	1,233	1,233
4.550%, due 2052	689	689
6.100%, due 2052	742	741
5.125%, due 2053	1,083	—
4.850%, due 2054	247	247
Surplus note:
9.000%, due 2027	25	25
Senior convertible debentures:
2.750%, due 2042	—	63
Total long-term debt	24,895	23,849
Current portion of long-term debt	(1,649)	(1,500)
Long-term debt, less current portion	$23,246	$22,349

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
All debt is a direct obligation of Elevance Health, Inc., except for the surplus note and the FHLB borrowings.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of December 31, 2023, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 38.9%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2023, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the years ended December 31, 2023 or 2022.

We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. At December 31, 2023 and 2022, we had $0 outstanding under our commercial paper program. Beginning in 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
Convertible Debentures
On March 15, 2023, we redeemed all of our outstanding senior unsecured convertible debentures due 2042 (the “Debentures”), pursuant to the indenture dated as of October 9, 2012 (the “Indenture”) between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures were redeemed at a redemption price equal to 100% of the principal amount of the Debentures plus accrued and unpaid interest to, but excluding, the date of redemption for cash totaling $5. During the three months ended March 31, 2023, $59 of aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and conditions of the Indenture. We elected to settle the excess of the principal amount of the conversions with cash for total payments during the three months ended March 31, 2023 of $404.
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
Prior to 2022, we accounted for these Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options at the time of issue. As a result, the value of the embedded conversion option, net of deferred taxes and equity issuance costs, was bifurcated from its debt host and recorded as a component of additional paid-in capital in our consolidated balance sheets. We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, eliminating the bifurcation of the embedded conversion option. For additional information, see Note 2, “Basis of Presentation and Significant Accounting Policies.”
During the years ended December 31, 2023, 2022 and 2021, we recognized $0, $2 and $4, respectively, of interest expense related to the Debentures, of which $0, $2 and $3, respectively, represented interest expense recognized at the stated interest rate of 2.750% and $0, $0 and $1, respectively, represented interest expense resulting from amortization of the debt discount.
Interest paid on our total outstanding debt during 2023, 2022 and 2021 was $1,032, $878, and $822, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2023 and 2022.
Future maturities of all long-term debt outstanding at December 31, 2023 are as follows: 2024, $1,649; 2025, $1,650; 2026, $1,243; 2027, $1,595; 2028, $1,236 and thereafter, $17,522.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
14. Commitments and Contingencies
Litigation and Regulatory Proceedings
We are defendants in, or parties to, a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint or in other court filings the amount of damages being sought, we have noted those alleged damages in the descriptions below.
Where available information indicates that it is probable that a loss has been incurred as of the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many proceedings, however, it is difficult to determine whether any loss is probable or reasonably possible. In addition, even where loss is possible or probable or an exposure to loss exists in excess of the liability already accrued with respect to a previously identified loss contingency, it is not always possible to reasonably estimate the amount of the possible or probable loss or range of losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings.
With respect to the cases described below, we contest liability and/or the amount of damages in each matter, and we believe we have meritorious defenses. We do not believe the outcome of any known pending or threatened legal actions or proceedings will, in the aggregate, have a material impact on our financial position. However, unanticipated outcomes do sometimes occur, which could result in liabilities in excess of our accruals and could have a material adverse effect on our consolidated financial position or results of operations.

In addition to the lawsuits described below, we are also involved in other pending and threatened litigation of the character incidental to our business and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings (“government actions”). These government actions include routine and special inquiries by and disclosures to state insurance departments, state attorneys general, U.S. Regulatory Agencies, the U.S. Attorney General and subcommittees of the U.S. Congress. Such government actions could result in the imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these government actions, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.

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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). The Court amended its Final Approval Order in September 2022, further clarifying the injunctive relief that may be available to subscribers who submitted valid opt-outs. In compliance with the Subscriber Settlement Agreement, we paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by us of $596, which was accrued in 2020.
Four notices of appeal of the Final Approval Order were filed prior to the September 2022 appeal deadline. Those appeals were heard by a panel of the United States Court of Appeals for the Eleventh Circuit in September 2023. In October 2023, the Eleventh Circuit affirmed the Court’s Final Approval Order approving the subscriber settlement. Petitions for rehearing filed by certain appellants in November 2023 and December 2023 remain pending. In the event that all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determined the standard of review applicable to the providers’ claims. In response to that order, the parties filed renewed standard of review motions in May 2021. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants, and (ii) granting the provider plaintiffs’ motion for partial summary judgment, determining that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the provider groups’ boycott claims are subject to the rule of reason. In December 2023, the Court denied defendants’ motion for summary judgment on providers’ damage claims as time-barred and speculative and provider plaintiffs’ motion for partial summary judgment on the defendants’ single entity defense due to the existence of genuine issues of material fact. Providers plaintiffs’ motion for class certification, filed in October 2020, remains pending. We intend to continue to vigorously defend the provider litigation, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 2:22-cv-00261-RDP (N.D. Ala.); and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.) (“VHS”). In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California court presiding over the VHS case, upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Express Scripts, Inc. PBM Litigation
In March 2016, we filed a lawsuit against Express Scripts, Inc. (“Express Scripts”), our vendor at the time for PBM services, captioned Anthem, Inc. v. Express Scripts, Inc., in the U.S. District Court for the Southern District of New York (the “District Court”). The lawsuit sought to recover over $14,800 in damages for pharmacy pricing that is higher than competitive benchmark pricing under the agreement between the parties (the “ESI Agreement”), over $158 in damages related to operational breaches, as well as various declarations under the ESI Agreement, including that Express Scripts: (i) breached its obligation to negotiate in good faith and to agree in writing to new pricing terms (the “Pricing Claim”); (ii) was required to provide competitive benchmark pricing to us through the term of the ESI Agreement; (iii) has breached the ESI Agreement; and (iv) is required under the ESI Agreement to provide post-termination services, at competitive benchmark pricing, for one year following any termination.
Express Scripts disputed our contractual claims and it sought declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claimed that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Annual Report on Form 10-K were (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which the District Court denied in March 2023. In November 2023, the District Court issued a final judgment ending the lawsuit in the District Court after the parties settled and stipulated to dismiss the only remaining claim that had not been disposed of by the court order or stipulation. In December 2023, we filed a notice of appeal with the United States Court of Appeal for the Second Circuit (the “Second Circuit”), regarding the Pricing Claim. The Second Circuit has ordered the parties to mediate the Pricing Claim in February 2024. The ultimate outcome of this appeal cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “New York District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the New York District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. The Court entered a scheduling order requiring fact discovery to be completed by June 2024 and expert discovery to be completed by February 2025. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
Investigations of CareMore and HealthSun
With the assistance of outside counsel, we are conducting investigations of risk-adjustment practices involving data submitted to CMS (unrelated to our retrospective chart review program) at CareMore Health Plans, Inc. (“CareMore”), one of our California subsidiaries, and HealthSun Health Plans, Inc. (“HealthSun”), one of our Florida subsidiaries. Our CareMore investigation has resulted in the termination of CareMore’s relationship with one contracted provider in California. Our

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
HealthSun investigation has focused on risk adjustment practices initiated prior to our acquisition of HealthSun in December 2017 that continued after the acquisition. We have voluntarily self-disclosed the existence of both of our investigations to CMS and the Criminal and Civil Divisions of the DOJ. We cooperated with the investigations of the Criminal and Civil Divisions of the DOJ related to these risk adjustment practices, and have submitted corrected data to CMS related to these investigations. In an action filed in the Delaware Court of Chancery, we also asserted indemnity claims for escrowed funds under the HealthSun purchase agreement for, among other things, breach of healthcare and financial representation provisions, based on the conduct discovered during our investigation. The litigation related to our indemnity claims has been resolved. In October 2023, the DOJ declined to prosecute HealthSun. HealthSun agreed to repay, and has now repaid, CMS approximately $53.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. The agreement superseded certain prior agreements for such services and includes provisions for additional services not provided under those agreements. Our remaining commitment under this agreement at December 31, 2023 is approximately $481. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
We formed CarelonRx, to market and offer pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own, starting in the second quarter of 2019. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation, pursuant to an agreement, that is set to terminate on December 31, 2025.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2023, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
15. Capital Stock
Stock Incentive Plans
Our Board of Directors has adopted the 2017 Elevance Health Incentive Compensation Plan (the “2017 Incentive Plan”) which has been approved by our shareholders. The term of the 2017 Incentive Plan is such that no awards may be granted on or after May 18, 2027. The 2017 Incentive Plan gives authority to the Compensation Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
units. The 2017 Incentive Plan limits the number of available shares for issuance to 37.5 shares, subject to adjustment as set forth in the 2017 Incentive Plan.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three year installments. Performance units issued in 2023 will vest in 2026, based on certain revenue and earnings targets over the three year period of 2023 to 2025. Performance units issued in 2022 will vest in 2025, based on certain revenue and earnings targets over the three year period of 2022 to 2024. Performance units issued in 2021 will vest in 2024, based on certain revenue and earnings targets over the three year period of 2021 to 2023.
For the years ended December 31, 2023, 2022 and 2021, we recognized share-based compensation expense of $289, $264 and $255, respectively, as well as related tax benefits of $73, $66 and $65, respectively.
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2.8	$293.28
Granted	0.6	468.48
Exercised	(0.3)	261.93
Forfeited or expired	(0.1)	403.22
Outstanding at December 31, 2023	3.0	327.14	5.96	$431
Exercisable at December 31, 2023	1.9	267.05	4.82	$393
The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 amounted to $69, $120 and $121, respectively. We recognized tax benefits of $18, $31 and $32 during the years ended December 31, 2023, 2022 and 2021, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2023, 2022 and 2021, we received cash of $87, $120 and $148, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2023, 2022 and 2021 was $285, $261 and $287, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the year ended December 31, 2023 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	1.2	$357.21
Granted	0.6	467.79
Vested	(0.6)	302.76
Forfeited	(0.1)	419.21
Nonvested at December 31, 2023	1.1	423.94

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
During the year ended December 31, 2023, we granted approximately 0.2 restricted stock units that are contingent upon us achieving certain revenue and earnings targets over the three year period of 2023 to 2025. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2025, based on results in the three year period.
As of December 31, 2023, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units and performance units, amounted to $39 and $200, respectively, which will be amortized over the weighted-average remaining requisite service periods of 10 months and 12 months, respectively.
As of December 31, 2023, there were approximately 11.8 shares of common stock available for future grants under the 2017 Incentive Plan.
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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk-free interest rate	3.95%	1.97%	1.44%
Volatility factor	29.00%	29.00%	30.00%
Dividend yield (annual)	1.30%	1.10%	1.50%
Weighted-average expected life (years)	4.40	5.10	5.50
The following weighted-average fair values per share were determined for the years ending December 31, 2023, 2022 and 2021:

	2023	2022	2021
Options granted during the year	$126.90	$116.92	$79.91
Restricted stock awards granted during the year	467.79	453.70	317.70
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Elevance Health. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount was recognized as compensation expense for the year ended December 31, 2023, based on GAAP guidance. During the years ended

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2023, 2022 and 2021, we issued 0.1, 0.1 and 0.1 shares, respectively, under the Stock Purchase Plan, and we received cash of $65, $62 and $55, respectively, for such shares. As of December 31, 2023, 4.2 shares were available for issuance under the Stock Purchase Plan.
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
A summary of the cash dividend activity for the years ended December 31, 2023 and 2022 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
April 18, 2023	June 9, 2023	June 23, 2023	1.48	350
July 18, 2023	September 8, 2023	September 22, 2023	1.48	348
October 17, 2023	December 6, 2023	December 21, 2023	1.48	346

Year ended December 31, 2022
January 25, 2022	March 10, 2022	March 25, 2022	$1.28	$309
April 19, 2022	June 10, 2022	June 24, 2022	1.28	309
July 19, 2022	September 9, 2022	September 23, 2022	1.28	306
October 18, 2022	December 5, 2022	December 21, 2022	1.28	305
On January 23, 2024, our Audit Committee declared a quarterly cash dividend to shareholders of $1.63 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 22, 2024 to the shareholders of record as of March 8, 2024.
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
A summary of common stock repurchases for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31
	2023	2022
Shares repurchased	5.8	4.8
Average price per share	$463.53	$478.99
Aggregate cost	$2,676	$2,316
Authorization remaining at end of year	$4,200	$1,876

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 13, “Debt.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
16. Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at December 31, 2023, 2022, and 2021 is as follows:

	2023	2022	2021
Net unrealized investment gains:
Beginning of year balance	$(1,755)	$494	$949
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(218), $926, and $121, respectively	760	(2,614)	(357)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit (expense) of $(113), $(94), and $27, respectively	357	354	(100)
Other comprehensive (loss) income	1,117	(2,260)	(457)
Other comprehensive loss attributable to noncontrolling interests, net of tax benefit (expense) of $1, $(3), and $1, respectively	6	11	2
End of year balance	(632)	(1,755)	494
Non-credit components of impairments on investments:
Beginning of year balance	(3)	—	(2)
Other comprehensive income, net of tax benefit (expense) of $0, $0,and $(1), respectively	—	(3)	2
End of year balance	(3)	(3)	—
Net cash flow hedges:
Beginning of year balance	(229)	(239)	(250)
Other comprehensive income, net of tax benefit (expense) of $6, $(6), and $(3), respectively	18	10	11
End of year balance	(211)	(229)	(239)
Pension and other postretirement benefits:
Beginning of year balance	(499)	(429)	(552)
Other comprehensive income (loss), net of tax expense of $(39), $(23), and $(36), respectively	40	(70)	123
End of year balance	(459)	(499)	(429)
Future policy benefits:
Beginning of year balance	13	(19)	—
Adoption of ASU 2018-12	—	—	(12)
Other comprehensive (loss) income, net of tax benefit (expense) of $1, $(10), and $2, respectively	(3)	32	(7)
End of year balance	10	13	(19)
Foreign currency translation adjustments:
Beginning of year balance	(17)	(4)	5
Other comprehensive loss, net of tax benefit of $1, $6, and $2	(1)	(13)	(9)
End of year balance	(18)	(17)	(4)
Total:
Total beginning of year accumulated other comprehensive (loss) income	(2,490)	(197)	150
Adoption of ASU 2018-12	—	—	(12)
Total other comprehensive income (loss), net of tax (expense) benefit of $(362), $799, and $112, respectively	1,171	(2,304)	(337)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit (expense) of $1, $(3), and $1, respectively	6	11	2
Total end of year accumulated other comprehensive loss	$(1,313)	$(2,490)	$(197)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
17. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.
A summary of direct, assumed and ceded premiums earned for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Direct	$136,927	$127,788	$112,265
Assumed	5,988	5,505	5,182
Ceded	(61)	(64)	(74)
Net premiums	$142,854	$133,229	$117,373
Percentage—assumed to net premiums	4.2%	4.1%	4.4%
The table above includes certain reclassifications between direct and assumed premiums for 2022 and 2021. These reclassifications did not impact any amounts presented in the consolidated financial statements. The difference between written premiums and earned premiums is immaterial in each of the years presented above.
A summary of net premiums earned by segment (see Note 20, “Segment Information”) for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Reportable segments:
Health Benefits	$141,515	$131,964	$115,725
Carelon Services	1,679	1,499	1,786
Eliminations	(340)	(234)	(138)
Net premiums	$142,854	$133,229	$117,373
The effect of reinsurance on benefit expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Direct	$119,409	$112,061	$98,211
Assumed	4,984	4,633	4,441
Ceded	(63)	(52)	(81)
Net benefit expense	$124,330	$116,642	$102,571
The table above includes certain reclassifications between direct and assumed benefit expense for 2022 and 2021. These reclassifications did not impact any amounts presented in the consolidated financial statements.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 12 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2023	December 31, 2022
Operating Leases
ROU assets	Other noncurrent assets	$584	$604
Lease liabilities, current	Other current liabilities	164	181
Lease liabilities, noncurrent	Other noncurrent liabilities	685	751

	Years Ended December 31
	2023	2022	2021
Lease Expense
Operating lease expense	$155	$143	$261
Short-term and variable lease expense	43	35	45
Sublease income	(5)	(3)	(4)
Total lease expense	$193	$175	$302
Our activities as disclosed in Note 4, “Business Optimization Initiatives,” include reducing our office space footprint. As a result, we performed an interim impairment test during the years ended December 31, 2023, 2022 and 2021, and recorded impairment charges of $23, $34 and $136, respectively, for impairment and abandonment of ROU assets which are included in the operating lease expense shown above.

	Years Ended December 31
	2023	2022
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$206	$204
ROU assets obtained in exchange for new lease liabilities, operating leases	$59	$113
Weighted average remaining lease term in years, operating leases	6	7
Weighted average discount rate, operating leases	3.66%	2.98%
At December 31, 2023, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2024	$195
2025	167
2026	133
2027	105
2028	89
Thereafter	267
Total future minimum payments	956
Less imputed interest	(107)
Total lease liabilities	$849

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
19. Shareholders’ Earnings per Share
The denominator for basic and diluted shareholders’ earnings per share at December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Denominator for basic shareholders’ earnings per share—weighted-average shares	235.9	240.0	243.8
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	1.5	2.8	3.0
Denominator for diluted shareholders’ earnings per share	237.4	242.8	246.8
During the years ended December 31, 2023, 2022 and 2021, weighted-average shares related to certain stock options of 0.8, 0.4 and 0.2, respectively, were excluded from the denominator for diluted shareholders’ earnings per share because the stock options were anti-dilutive.
During the years ended December 31, 2023, 2022 and 2021, we issued approximately 0.2, 0.2 and 0.3 restricted stock units, respectively, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted shareholders’ earnings per share and are included only if and when the contingency is met. The 2023 contingent restricted stock units are being measured over the three year period of 2023 through 2025, the 2022 contingent restricted stock units are being measured over the three year period of 2022 through 2024 and the 2021 contingent restricted stock units are being measured over the three year period of 2021 through 2023. Contingent restricted stock units generally vest in March of the year following each measurement period.
20. Segment Information
As discussed in Note 1, “Organization,” we are reorganizing our brand portfolio into three core go-to-market brands. Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. Given this evolution, we reviewed and modified how we manage our business, monitor our performance and allocate resources, and made changes to our reportable segments beginning in the first quarter of 2023. We now report our results of operations in the following four reportable segments: Health Benefits (aggregates our previously reported Commercial & Specialty Business and Government Business segments), CarelonRx, Carelon Services (previously included in our Other segment) and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international businesses from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation.
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
Our CarelonRx segment includes our pharmacy services business. CarelonRx markets and offers pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx offers a comprehensive pharmacy services portfolio, which includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services.
Our Carelon Services segment integrates physical, behavioral, social and pharmacy services to deliver whole health affordably through creating value by offering market-competitive services, powered by analytics. Carelon Services offers a broad array of healthcare related services and capabilities to internal and external customers including utilization management, behavioral health, integrated care delivery, palliative care, payment integrity services and subrogation services,

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
as well as health and wellness programs. At the end of 2023, Carelon Services integrated Carelon Global Solutions into the Carelon family of offerings. The companies under Carelon Global Solutions have been providing services related to data management, information technology, and business operations since 2019 and were previously included within our Corporate & Other segment.
Our Corporate and Other segment includes our businesses that do not individually meet the quantitative threshold for an operating segment, as well as corporate expenses not allocated to our other reportable segments.
We define operating revenues to include premiums, product revenue and service fees. Operating revenues are derived from premiums and fees received, primarily from the sale and administration of health benefits and pharmacy products and services. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense.
Affiliated revenues represent revenues or costs for services provided to our subsidiaries by CarelonRx and Carelon Services, in addition to certain administrative and other services provided by our international businesses, which are recorded at cost or management’s estimate of fair market value. These affiliated revenues are eliminated in consolidation. For segment reporting, we present all capitation risk arrangements on a gross basis; therefore, eliminations also include adjustments for capitated risk arrangements that are recognized on a net basis under GAAP.
Through our participation in various federal government programs, we generated approximately 29% of our total consolidated revenues from agencies of the U.S. government for the year ended December 31, 2023, and 28% for each of the years ended December 31, 2022 and 2021. The majority of these revenues are contained in our Health Benefits segment. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Financial data by reportable segment for the years ended December 31, 2023, 2022 and 2021 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Year Ended December 31, 2023
Premiums	$141,515	$—	$1,679	$1,679	$—	$(340)	$142,854
Product revenue	—	19,452	—	19,452	—	—	19,452
Service fees	7,056	6	813	819	28	—	7,903
Operating revenue - unaffiliated	148,571	19,458	2,492	21,950	28	(340)	170,209
Operating revenue - affiliated	—	14,377	11,655	26,032	451	(26,483)	—
Operating revenue - total	$148,571	$33,835	$14,147	$47,982	$479	$(26,823)	$170,209

Operating gain (loss)	$6,888	$1,975	$680	$2,655	$(1,044)	$—	$8,499
Depreciation and amortization of property and equipment	$—	$—	$—	$—	$872	$—	$872

Year Ended December 31, 2022 (Restated)
Premiums	$131,964	$—	$1,499	$1,499	$—	$(234)	$133,229
Product revenue	—	14,978	—	14,978	—	—	14,978
Service fees	6,520	—	889	889	44	—	7,453
Operating revenue - unaffiliated	138,484	14,978	2,388	17,366	44	(234)	155,660
Operating revenue - affiliated	—	13,548	10,472	24,020	355	(24,375)	—
Operating revenue - total	$138,484	$28,526	$12,860	$41,386	$399	$(24,609)	$155,660

Operating gain (loss)	$6,022	$1,868	$535	$2,403	$(142)	$—	$8,283
Depreciation and amortization of property and equipment	$—	$—	$—	$—	$784	$—	$784

Year Ended December 31, 2021 (Restated)
Premiums	$115,725	$—	$1,786	$1,786	$—	$(138)	$117,373
Product revenue	—	12,657	—	12,657	—	—	12,657
Service fees	6,003	—	844	844	66	—	6,913
Operating revenue - unaffiliated	121,728	12,657	2,630	15,287	66	(138)	136,943
Operating revenue - affiliated	—	12,774	7,500	20,274	29	(20,303)	—
Operating revenue - total	$121,728	$25,431	$10,130	$35,561	$95	$(20,441)	$136,943

Operating gain (loss)	$5,850	$1,684	$187	$1,871	$(162)	$—	$7,559
Depreciation and amortization of property and equipment	$—	$—	$—	$—	$668	$—	$668

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
 Asset, liability and equity details by reportable segment have not been disclosed, as we do not internally report such information.
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Reportable segments’ operating revenues	$170,209	$155,660	$136,943
Net investment income	1,825	1,485	1,378
Net (losses) gains on financial instruments	(694)	(550)	318
Total revenues	$171,340	$156,595	$138,639
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Income before income tax expense	$7,715	$7,600	$7,995
Net investment income	(1,825)	(1,485)	(1,378)
Net losses (gains) on financial instruments	694	550	(318)
Interest expense	1,030	851	798
Amortization of other intangible assets	885	767	441
Loss on extinguishment of debt	—	—	21
Reportable segments’ operating gain	$8,499	$8,283	$7,559
21. Related Party Transactions
We have an equity investment in APC Passe, LLC, which offers Medicaid products in Arkansas. During the years ended December 31, 2023, 2022 and 2021, in the normal course of business, we assumed premiums of $481, $501 and $462, respectively, from APC Passe, LLC, which is included in our total assumed premiums (see Note 17, “Reinsurance”).
In January 2023, we made an equity investment that resulted in our minority interest ownership of Liberty Dental. During the year ended December 31, 2023, in the normal course of business, Liberty Dental recognized $426 in revenue for administrative services provided to our members, primarily for those members in our Medicare Advantage plans.
22. Statutory Information
The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, commonly referred to as statutory accounting, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including Blue Cross of California, Blue Cross of California Partnership Plan, Inc., Golden West Health Plan, Inc., Beacon Health Options of California, Inc. and CareMore Health Plan are regulated by the California Department of Managed Health Care (“DMHC”) and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners (“NAIC”) developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2023 and 2022, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator.
The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $7,800 and $7,900 as of December 31, 2023 and 2022, respectively. The tangible net equity required for the DMHC regulated entities was approximately $950 and $710 as of December 31, 2023 and 2022, respectively. Statutory basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $19,808 and $19,048 at December 31, 2023 and 2022, respectively. GAAP equity of the DMHC regulated entities was $3,975 and $3,795 at December 31, 2023 and 2022, respectively.
Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the DMHC. During 2023, our insurance and HMO subsidiaries paid aggregate cash dividends of $4,909 to the parent company, including cash dividends which required prior approval from regulatory authorities. We currently estimate that approximately $4,400 of dividends will be paid to the parent company in 2024.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2023. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its acquisition of BioPlus Parent, LLC and subsidiaries in February 2023. As permitted by the U.S. Securities and Exchange Commission, management's assessment as of December 31, 2023 did not include the Internal Control of BioPlus Parent, LLC and subsidiaries, which are included in the Company's consolidated financial statements as of December 31, 2023. Such operations of BioPlus Parent, LLC and subsidiaries constituted 2% and 4% of the Company's total assets and net assets, respectively, as of December 31, 2023, and 1% and 0% of the Company's total revenues and net income, respectively, for the year then ended.
Based on management’s assessment, which excluded assessment of Internal Control of BioPlus Parent, LLC and subsidiaries, management has concluded that the Company’s Internal Control was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2023, and has also issued an audit report dated February 21, 2024, on the effectiveness of the Company’s Internal Control as of December 31, 2023, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ MARK B. KAYE
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Elevance Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Elevance Health, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elevance Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BioPlus Parent, LLC and subsidiaries, which is included in the 2023 consolidated financial statements of the Company and constituted 2% and 4% of total and net assets, respectively, as of December 31, 2023 and 1% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BioPlus Parent, LLC and subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Elevance Health, Inc. as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
/s/    Ernst & Young LLP
Indianapolis, Indiana
February 21, 2024

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans

Peter D. Haytaian, an executive officer of the Company, adopted a stock trading plan on December 4, 2023, pursuant to which he may sell up to 21,095 shares of the Company’s common stock prior to December 2, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item concerning our Executive Officers is included in Part I, Item 1, “Business - Information about our Executive Officers.” The information required by this Item concerning our Directors and nominees for Director, information about our Audit Committee members and financial expert(s), disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation and Talent Committee Report and the CEO pay ratio are incorporated herein by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under our equity compensation plans as of December 31, 2023 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2023	4,739,034	$327.13	15,977,193

1We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.
2Includes shares that may be issued under the Elevance Health Incentive Compensation Plan and the 2017 Elevance Health Incentive Compensation Plan pursuant to the following outstanding awards: 2,984,903 stock options, 527,664 unvested restricted stock units, and 1,226,466 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).
3Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.

4Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights”. Includes 11,812,885 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the 2017 Elevance Health Incentive Compensation Plan at December 31, 2023. Includes 4,164,308 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2023.
 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and Director independence is incorporated herein by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

	(c)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(d)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(e)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

Exhibit Number	Exhibit

	(f)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(g)	Form of 3.500% Notes due 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(h)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(i)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

4.3
Subordinated Indenture, dated as of May 12, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.

4.4
Indenture dated as of November 21, 2017 between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(a)	Form of 3.350% Notes due 2024, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(d)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(e)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(f)	Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(g)	Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(h)	Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(i)	Form of 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(j)	Form of 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(k)	Form of 1.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(l)	Form of 2.550% Notes due 2031, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(m)	Form of 3.600% Notes due 2051, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(n)	Form of 4.100% Notes due 2032, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

	(o)	Form of 4.550% Notes due 2052, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

Exhibit Number		Exhibit

		(p)	Form of 5.350% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(q)	Form of 5.500% Notes due 2032, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(r)	Form of 6.100% Notes due 2052, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(s)	Form of 4.900% Notes due 2026, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(t)	Form of 4.750% Notes due 2033, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(u)	Form of 5.125% Notes due 2053, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

4.5		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

4.6
Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

10.1	*
Elevance Health Incentive Compensation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

(e)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2020, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

(f)
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

Exhibit Number		Exhibit

(h)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2021, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

(i)
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

(k)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(l)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(m)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2023, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(n)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2023, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(o)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2023, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.3	*	Elevance Health Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2024.

10.4	*
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

(d) Form of Employment Agreement between the Company and Mark Kaye, incorporated by reference to Exhibit 10.9(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.11	*	Offer Letter, by and between the Company and Mark Kaye, dated as of August 2, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023.

10.12		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 16, 2023.

10.13		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 16, 2023.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		Elevance Health, Inc. Incentive Compensation Recoupment Policy, amended and restated effective as of October 3, 2023.

101.INS		XBRL Instant Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*		Indicates management contracts or compensatory plans or arrangements.
(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

ITEM 16. FORM 10-K SUMMARY.
None.

Schedule II—Condensed Financial Information of Registrant

Elevance Health, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,483	$942
Fixed maturity securities (amortized cost of $0 and $175; allowance for credit losses of $0 and $0)	—	163
Equity securities	80	104
Other receivables	58	55
Other current assets	959	721
Total current assets	2,580	1,985
Other invested assets	822	783
Property and equipment, net	178	187
Deferred tax assets, net	199	313
Investments in subsidiaries	63,426	58,978
Other noncurrent assets	217	240
Total assets	$67,422	$62,486
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,709	$894
Net due to subsidiaries	734	789
Current portion of long-term debt	1,649	1,500
Other current liabilities	413	361
Total current liabilities	4,505	3,544
Long-term debt, less current portion	23,221	22,324
Other noncurrent liabilities	390	375
Total liabilities	28,116	26,243
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 233,071,088 and 237,958,067	2	2
Additional paid-in capital	8,868	9,084
Retained earnings	31,749	29,647
Accumulated other comprehensive loss	(1,313)	(2,490)
Total shareholders’ equity	39,306	36,243
Total liabilities and shareholders’ equity	$67,422	$62,486

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2023	2022	2021
Revenues
Net investment income	$25	$4	$6
Net (losses) gains on financial instruments	(100)	2	6
Service fees	8	7	24
Total revenues	(67)	13	36
Expenses
Operating expense	352	188	119
Interest expense	1,017	845	794
Loss on extinguishment of debt	—	—	21
Total expenses	1,369	1,033	934
Loss before income tax credits and equity in net income of subsidiaries	(1,436)	(1,020)	(898)
Income tax credits	(214)	(461)	(244)
Equity in net income of subsidiaries	7,209	6,453	6,812
Shareholders’ net income	$5,987	$5,894	$6,158

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2023	2022	2021
Shareholders’ net income	$5,987	$5,894	$6,158
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	1,123	(2,249)	(455)
Change in non-credit component of impairment losses on investments	—	(3)	2
Change in net unrealized gains/losses on cash flow hedges	18	10	11
Change in net periodic pension and postretirement costs	40	(70)	123
Change in future policy benefits	(3)	32	(7)
Foreign currency translation adjustments	(1)	(13)	(9)
Other comprehensive income (loss)	1,177	(2,293)	(335)
Total shareholders’ comprehensive income	$7,164	$3,601	$5,823

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2023	2022	2021
Net cash provided by operating activities	$4,113	$1,447	$2,038
Investing activities
Purchases of investments	(95)	(367)	(2,059)
Proceeds from sales, maturities, calls and redemptions of investments	212	618	2,449
Repayment (issuance) of note to subsidiary	—	1,500	(1,500)
Capitalization of subsidiaries	(363)	(411)	(807)
Changes in securities lending collateral	42	36	173
Purchases of property and equipment, net of sales	(55)	(47)	(77)
Net cash provided by (used in) investing activities	(259)	1,329	(1,821)
Financing activities
Net (repayments of) proceeds from short-term borrowings	—	(300)	50
Proceeds from long-term borrowings	2,574	3,071	3,462
Repayments of long-term borrowings	(1,909)	(1,899)	(1,068)
Changes in securities lending payable	(42)	(36)	(173)
Repurchase and retirement of common stock	(2,676)	(2,316)	(1,900)
Cash dividends	(1,466)	(1,290)	(1,158)
Proceeds from issuance of common stock under employee stock plans	152	182	203
Taxes paid through withholding of common stock under employee stock plans	(99)	(93)	(102)
Other, net	153	217	399
Net cash used in financing activities	(3,313)	(2,464)	(287)
Change in cash and cash equivalents	541	312	(70)
Cash and cash equivalents at beginning of year	942	630	700
Cash and cash equivalents at end of year	$1,483	$942	$630

See accompanying notes.

Elevance Health, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2023
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

2. Subsidiary Transactions
Dividends from Subsidiaries
Elevance Health received cash dividends from subsidiaries of $4,909, $3,097 and $3,134 during 2023, 2022 and 2021, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Elevance Health own shares of Elevance Health common stock. Elevance Health paid cash dividends to subsidiaries related to these shares of common stock in the amount of $71, $61 and $54 during 2023, 2022 and 2021, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $363, $411 and $3,271 during 2023, 2022 and 2021, respectively.
Amounts Due From and To Subsidiaries
At December 31, 2023 and 2022, Elevance Health reported amounts due (to) from subsidiaries of $(734) and $(789), respectively. The amounts due (to) and from subsidiaries primarily include amounts for allocated operating expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current liabilities or assets.
In June 2021 Elevance Health entered into a short-term loan agreement with a subsidiary for the amount of $1,500, which is also included in amounts due from subsidiaries at December 31, 2021. This loan was repaid in February 2022.
Guarantees on Behalf of Subsidiaries
Elevance Health guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $435 at December 31, 2023. There were no payments made on these guarantees in 2023.
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
Dated: February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 21, 2024
Gail K. Boudreaux
/s/ MARK B. KAYE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Mark B. Kaye
/s/ RONALD W. PENCZEK	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2024
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 21, 2024
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 21, 2024
R. Kerry Clark
/s/ SUSAN D. DEVORE	Director	February 21, 2024
Susan D. DeVore
/s/ ROBERT L. DIXON, JR.	Director	February 21, 2024
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 21, 2024
Lewis Hay III
/s/ BAHIJA JALLAL	Director	February 21, 2024
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 21, 2024
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 21, 2024
Ramiro G. Peru
/s/ RYAN M. SCHNEIDER	Director	February 21, 2024
Ryan M. Schneider
/s/ DEANNA D. STRABLE	Director	February 21, 2024
Deanna D. Strable