Form 10-Q
period 2024-03-31
Elevance Health, Inc.
filed 2024-04-18
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 10, 2024, 232,417,867 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$6,226	$6,526
Fixed maturity securities (amortized cost of $30,427 and $30,446; allowance for credit losses of $4 and $4)	29,530	29,614
Equity securities	511	229
Premium receivables	8,931	7,902
Self-funded receivables	4,242	4,558
Other receivables	5,120	5,405
Other current assets	6,388	5,795
Total current assets	60,948	60,029
Long-term investments:
Fixed maturity securities (amortized cost of $902 and $890; allowance for credit losses of $0 and $0)	880	876
Other invested assets	6,713	6,107
Property and equipment, net	4,451	4,359
Goodwill	25,947	25,317
Other intangible assets	10,710	10,273
Other noncurrent assets	2,245	1,967
Total assets	$111,894	$108,928

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$16,459	$16,111
Other policyholder liabilities	5,298	5,600
Unearned income	1,474	1,402
Accounts payable and accrued expenses	5,658	6,910
Short-term borrowings	1,575	225
Current portion of long-term debt	2,900	1,649
Other current liabilities	10,970	9,894
Total current liabilities	44,334	41,791
Long-term debt, less current portion	21,976	23,246
Reserves for future policy benefits	765	778
Deferred tax liabilities, net	2,201	1,970
Other noncurrent liabilities	1,908	1,738
Total liabilities	71,184	69,523
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 232,544,717 and 233,071,088	2	2
Additional paid-in capital	8,883	8,868
Retained earnings	33,088	31,749
Accumulated other comprehensive loss	(1,365)	(1,313)
Total shareholders’ equity	40,608	39,306
Noncontrolling interests	102	99
Total equity	40,710	39,405
Total liabilities and equity	$111,894	$108,928
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
	2024	2023
(In millions, except per share data)
Revenues
Premiums	$35,696	$35,868
Product revenue	4,499	4,022
Service fees	2,078	2,008
Total operating revenue	42,273	41,898
Net investment income	465	387
Net losses on financial instruments	(161)	(113)
Total revenues	42,577	42,172
Expenses
Benefit expense	30,546	30,786
Cost of products sold	3,825	3,481
Operating expense	4,886	4,800
Interest expense	265	251
Amortization of other intangible assets	116	235
Total expenses	39,638	39,553
Income before income tax expense	2,939	2,619
Income tax expense	690	615
Net income	2,249	2,004
Net income attributable to noncontrolling interests	(3)	(15)
Shareholders’ net income	$2,246	$1,989
Shareholders’ net income per share
Basic	$9.65	$8.37
Diluted	$9.59	$8.30
Dividends per share	$1.63	$1.48

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
	2024	2023
(In millions)
Net income	$2,249	$2,004
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(56)	427
Change in non-credit component of impairment losses on investments	—	(2)
Change in net unrealized gains/losses on cash flow hedges	2	11
Change in net periodic pension and postretirement costs	4	2
Change in future policy benefits	(2)	2
Foreign currency translation adjustments	—	2
Other comprehensive (loss) income	(52)	442
Net income attributable to noncontrolling interests	(3)	(15)
Other comprehensive income attributable to noncontrolling interests	—	(2)
Total shareholders’ comprehensive income	$2,194	$2,429

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2024	2023
(In millions)
Operating activities
Net income	$2,249	$2,004
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	161	113
Equity in net losses of other invested assets	27	30
Depreciation and amortization	331	462
Deferred income taxes	136	(255)
Share-based compensation	62	61
Changes in operating assets and liabilities:
Receivables, net	(282)	(29)
Other invested assets	(29)	(15)
Other assets	(1,104)	(348)
Policy liabilities	31	306
Unearned income	72	3,282
Accounts payable and other liabilities	(257)	18
Income taxes	581	839
Other, net	—	1
Net cash provided by operating activities	1,978	6,469
Investing activities
Purchases of investments	(6,103)	(7,443)
Proceeds from sale of investments	4,898	2,489
Maturities, calls and redemptions from investments	535	3,533
Changes in securities lending collateral	(212)	204
Purchases of subsidiaries, net of cash acquired	(1,120)	(1,638)
Purchases of property and equipment	(279)	(301)
Other, net	(29)	(28)
Net cash used in investing activities	(2,310)	(3,184)
Financing activities
Proceeds from long-term borrowings	—	2,574
Repayments of long-term borrowings	—	(1,908)
Proceeds from short-term borrowings	1,350	325
Changes in securities lending payable	212	(205)
Changes in bank overdrafts	(586)	(291)
Repurchase and retirement of common stock	(566)	(622)
Cash dividends	(379)	(351)
Proceeds from issuance of common stock under employee stock plans	97	43
Taxes paid through withholding of common stock under employee stock plans	(100)	(98)
Other, net	4	2
Net cash used in financing activities	32	(531)
Effect of foreign exchange rates on cash and cash equivalents	—	1
Change in cash and cash equivalents	(300)	2,755
Cash and cash equivalents at beginning of period	6,526	7,387
Cash and cash equivalents at end of period	$6,226	$10,142
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
Net income	—	—	—	2,246	—	3	2,249
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(44)	(525)	—	—	(569)
Dividends and dividend equivalents	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	59	—	—	—	59
March 31, 2024	232.5	$2	$8,883	$33,088	$(1,365)	$102	$40,710

December 31, 2022	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income	—	—	—	1,989	—	15	2,004
Other comprehensive income	—	—	—	—	440	2	442
Repurchase and retirement of common stock, including excise tax	(1.3)	—	(51)	(575)	—	—	(626)
Dividends and dividend equivalents	—	—	—	(354)	—	—	(354)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	6	—	—	—	6
Convertible debenture repurchases, conversions and tax adjustments	—	—	(342)	—	—	—	(342)
March 31, 2023	237.1	$2	$8,697	$30,707	$(2,050)	$104	$37,460

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2024
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving over 46 million medical members through our affiliated health plans as of March 31, 2024. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also to unaffiliated health plans, including pharmacy services, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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
We have organized our brand portfolio into the following core go-to-market brands:
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
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international business from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation. For additional discussion regarding our segments, including the changes made, see Note 15 “Segment Information” included in this Quarterly Report on Form 10-Q.

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been recorded. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or any other period. The seasonal nature of portions of our health care and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $499 and $294 at March 31, 2024 and December 31, 2023, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
The changes in fair value of our marketable equity securities are recognized in our results of operations within net losses on financial instruments. Certain marketable equity securities are held to satisfy contractual obligations and are reported under the caption “Other invested assets” in our consolidated balance sheets.
Mortgage loans on real estate are classified as held for investment and are reported at their amortized cost basis net of allowance under the caption “Other invested assets” in our consolidated balance sheets. Amortized cost is the amount at which the loan is originated, adjusted for accrued interest, amortization of premium, discount and net deferred fees or costs, collection of cash and write-offs.
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
Premium receivables include the uncollected amounts from employer risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $212 at each of March 31, 2024 and December 31, 2023.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $89 and $87 at March 31, 2024 and December 31, 2023, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $956 and $941 at March 31, 2024 and December 31, 2023, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2024 or December 31, 2023. For the three months ended March 31, 2024 and 2023, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 changed the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year to our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. The adoption did not have an overall material impact on our financial statements.
Recent Accounting Guidance Not Yet Adopted: In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740) ("ASU 2023-09"). The amendments in ASU 2023-09 are intended to improve income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for our fiscal year beginning after December 15, 2024. The amendments are to be applied on a prospective basis, although retrospective adoption is permitted. We do not believe the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements or disclosures.
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
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance to reduce diversity in practice and requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting, at fair value, upon formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements and disclosures.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2023 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations, cash flows or disclosures.

3.    Business Acquisitions and Divestitures
Completed Acquisitions
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of March 31, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $553 has been allocated to finite-lived intangible assets and $635 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of March 31, 2024, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of March 31, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values, of which $820 has been allocated to finite-lived intangible assets and $893 to goodwill. Measurement period adjustments during the three months ended March 31, 2024 were $(5). The majority of goodwill is not deductible for income tax purposes. As of March 31, 2024, the initial accounting for the acquisition was finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale and results of operations for the life and disability businesses to be divested as of and for the three months ending March 31, 2024 were not material.
Pending Acquisitions
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dually-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dually eligible populations. The acquisition is expected to close in the third quarter of 2024 and is subject to standard closing conditions and customary approvals.
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

4.    Business Optimization Initiatives
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program is expected to be substantially complete by the end of the third quarter of 2024. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2024.
The ending balances related to the total liabilities for employee termination costs under the 2023-2024 Business Efficiency Program at March 31, 2024 and December 31, 2023 were $150 and $191, respectively, and were recorded in the Corporate & Other reportable segment. During the quarter ended March 31, 2024 there were no charges or releases related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $41.
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

A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2024 and December 31, 2023 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

March 31, 2024
Fixed maturity securities:
United States Government securities	$1,858	$6	$(73)	$—	$1,791
Government sponsored securities	127	—	(4)	—	123
Foreign government securities	73	—	(1)	—	72
States, municipalities and political subdivisions, tax-exempt	3,722	55	(150)	—	3,627
Corporate securities	16,099	256	(575)	(2)	15,778
Residential mortgage-backed securities	4,204	27	(302)	—	3,929
Commercial mortgage-backed securities	1,971	12	(89)	(2)	1,892
Other asset-backed securities	3,275	28	(105)	—	3,198
Total fixed maturity securities	$31,329	$384	$(1,299)	$(4)	$30,410
December 31, 2023
Fixed maturity securities:
United States Government securities	$1,873	$25	$(54)	$—	$1,844
Government sponsored securities	112	1	(3)	—	110
Foreign government securities	5	1	(2)	—	4
States, municipalities and political subdivisions, tax-exempt	3,985	69	(152)	—	3,902
Corporate securities	14,838	322	(580)	(2)	14,578
Residential mortgage-backed securities	4,071	40	(279)	—	3,832
Commercial mortgage-backed securities	2,174	13	(138)	(2)	2,047
Other asset-backed securities	4,278	25	(130)	—	4,173
Total fixed maturity securities	$31,336	$496	$(1,338)	$(4)	$30,490
Other asset-backed securities primarily consists of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at March 31, 2024 and December 31, 2023, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2024
Fixed maturity securities:
United States Government securities	46	$1,188	$(29)	48	$306	$(44)
Government sponsored securities	4	40	—	39	51	(4)
Foreign government securities	5	10	—	2	4	(1)
States, municipalities and political subdivisions, tax-exempt	231	449	(4)	1,001	1,656	(146)
Corporate securities	906	2,324	(31)	2,422	5,775	(544)
Residential mortgage-backed securities	239	1,026	(14)	1,631	1,958	(288)
Commercial mortgage-backed securities	84	364	(6)	415	1,059	(83)
Other asset-backed securities	126	454	(16)	414	1,288	(89)
Total fixed maturity securities	1,641	$5,855	$(100)	5,972	$12,097	$(1,199)
December 31, 2023
Fixed maturity securities:
United States Government securities	35	$552	$(9)	44	$370	$(45)
Government sponsored securities	—	—	—	40	52	(3)
Foreign government securities	—	—	—	2	4	(2)
States, municipalities and political subdivisions, tax-exempt	203	354	(2)	1,034	1,811	(150)
Corporate securities	389	608	(15)	2,624	6,871	(565)
Residential mortgage-backed securities	183	438	(5)	1,620	2,075	(274)
Commercial mortgage-backed securities	112	353	(6)	534	1,317	(132)
Other asset-backed securities	110	394	(18)	761	2,342	(112)
Total fixed maturity securities	1,032	$2,699	$(55)	6,659	$14,842	$(1,283)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of March 31, 2024, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $4 at both March 31, 2024 and December 31, 2023, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

The amortized cost and fair value of fixed maturity securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$369	$365
Due after one year through five years	6,038	5,900
Due after five years through ten years	11,099	10,864
Due after ten years	7,648	7,460
Mortgage-backed securities	6,175	5,821
Total fixed maturity securities	$31,329	$30,410
During the three months ended March 31, 2024 and 2023, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $5,401 and $5,410, respectively.
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
Equity Securities
A summary of marketable equity securities at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Equity securities:
Exchange traded funds	$382	$106
Common equity securities	52	45
Private equity securities	77	78
Total	$511	$229
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
On April 12, 2024, we entered into an agreement to partner with Clayton, Dubilier & Rice (“CD&R”) to accelerate innovation in care delivery across multiple regions in the United States by bringing together through a new company, (“NewCo”), certain care delivery and enablement assets of Carelon Management Services Inc., a Carelon Health business (“CMSI Assets”), and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our investment in NewCo will be through a combination of cash, an existing equity investment in apree health, and the contribution of CMSI Assets. We will account for our initial minority ownership interest in NewCo as an equity method investment. Further, in connection with our equity investment, each party will have certain rights and obligations, including certain put, call, and purchase price true-up options, for which the estimated value will be determinable at the time of the incremental investments. The contribution of CMSI Assets and businesses to be contributed by CD&R to NewCo are subject to standard closing conditions and customary approvals.

Investment (Losses) and Gains
Net investment (losses) and gains for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31
	2024	2023
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$22	$10
Gross realized losses from sales	(159)	(115)
Impairment losses recognized in income	(2)	(7)
Net realized losses from sales of fixed maturity securities	(139)	(112)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held at the end of the period	2	(1)
Net realized losses recognized on equity securities sold during the period	—	(1)
Net gains (losses) on equity securities	2	(2)
Other investments:
Gross gains	16	27
Gross losses	(20)	(1)
Impairment losses recognized in income	(25)	(3)
Net (losses) gains on other investments	(29)	23
Net losses on investments	$(166)	$(91)
Accrued Investment Income
At March 31, 2024 and December 31, 2023, accrued investment income totaled $294 and $301, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,592 and $2,380 at March 31, 2024 and December 31, 2023, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of March 31, 2024 and December 31, 2023. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At March 31, 2024 and December 31, 2023, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,351 and $2,255, respectively, of United States Government securities for $241 and $99, respectively, and of residential mortgage-backed securities for $0 and $26, respectively.
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
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $209 and $211 at March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024, we recognized gains of $11 and losses of $6, respectively, on non-hedging derivatives. During the three months ended March 31, 2023, we recognized gains of $12 and losses of $34 on non-hedging derivatives, respectively.
For additional information relating to the fair value of our derivative assets and liabilities, see Note 7, “Fair Value,” included in this Quarterly Report on Form 10-Q.
7.    Fair Value
Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. These assets and liabilities are classified into one of three levels of hierarchy defined by GAAP.
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 7 “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 is as follows:

	Level I	Level II	Level III	Total
March 31, 2024
Assets:
Cash equivalents	$1,155	$—	$—	$1,155
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,791	—	1,791
Government sponsored securities	—	123	—	123
Foreign government securities	—	72	—	72
States, municipalities and political subdivisions, tax-exempt	—	3,627	—	3,627
Corporate securities	—	15,726	52	15,778
Residential mortgage-backed securities	—	3,914	15	3,929
Commercial mortgage-backed securities	—	1,881	11	1,892
Other asset-backed securities	—	2,478	720	3,198
Total fixed maturity securities, available-for-sale	—	29,612	798	30,410
Equity securities:
Exchange traded funds	382	—	—	382
Common equity securities	15	37	—	52
Private equity securities	—	—	77	77
Total equity securities	397	37	77	511
Other invested assets - common equity securities	102	—	—	102
Securities lending collateral	—	2,594	—	2,594
Derivatives - other assets	—	2	—	2
Total assets	$1,654	$32,245	$875	$34,774
Percentage of total assets at fair value	5%	93%	2%	100%
Liabilities:
Derivatives - other liabilities	$—	$(61)	$—	$(61)
Total liabilities	$—	$(61)	$—	$(61)

December 31, 2023
Assets:
Cash equivalents	$2,210	$—	$—	$2,210
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,844	—	1,844
Government sponsored securities	—	110	—	110
Foreign government securities	—	4	—	4
States, municipalities and political subdivisions, tax-exempt	—	3,902	—	3,902
Corporate securities	—	14,532	46	14,578
Residential mortgage-backed securities	—	3,830	2	3,832
Commercial mortgage-backed securities	—	2,047	—	2,047
Other asset-backed securities	—	3,634	539	4,173
Total fixed maturity securities, available-for-sale	—	29,903	587	30,490
Equity securities:
Exchange traded funds	106	—	—	106
Common equity securities	12	33	—	45
Private equity securities	—	—	78	78
Total equity securities	118	33	78	229
Other invested assets - common equity securities	111	—	—	111
Securities lending collateral	—	2,382	—	2,382
Derivatives - other assets	—	10	—	10
Total assets	$2,439	$32,328	$665	$35,432
Percentage of total assets at fair value	7%	91%	2%	100%
Liabilities:
Derivatives - other liabilities	$—	$(40)	$—	$(40)
Total liabilities	$—	$(40)	$—	$(40)

There were no individually material transfers into or out of Level III during the three months ended March 31, 2024 or 2023. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2024 or 2023.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of Paragon in the first quarter of 2024 and the acquisition of BioPlus in the first quarter of 2023. The net assets acquired in our acquisitions of Paragon and BioPlus and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Paragon and BioPlus were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Also in 2023, we entered into a shareholder’s agreement which included certain put and call options on our minority interest ownership of Liberty Dental. The resulting net put option liability was recorded at its fair value measured at the date of acquisition using Level III inputs with an election not to mark the derivative to market. Other than the assets acquired and liabilities assumed in our acquisitions of Paragon and BioPlus and the net put option on Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2024 or 2023.
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
See Note 7 “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K for details on the methods and assumptions used to estimate the fair value of each class of financial instrument that is recorded at its carrying value in our consolidated balance sheets.

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2024 and December 31, 2023 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2024
Assets:
Other invested assets	$6,611	$—	$—	$6,580	$6,580
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Commercial paper	1,350	—	1,350	—	1,350
Notes	24,876	—	23,046	—	23,046

December 31, 2023
Assets:
Other invested assets	$5,996	$—	$—	$5,972	$5,972
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Notes	24,895	—	23,569	—	23,569
8.     Income Taxes
During the three months ended March 31, 2024 and 2023, we recognized income tax expense of $690 and $615, respectively, which represent an effective income tax rate of 23.5% for both periods.
Income taxes payable totaled $38 at March 31, 2024 and income taxes receivable totaled $543 at December 31, 2023. We recognize the income tax payable as a liability under the caption “Other current liabilities” and the income tax receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Gross medical claims payable, beginning of period	$15,865	$15,348
Ceded medical claims payable, beginning of period	(7)	(6)
Net medical claims payable, beginning of period	15,858	15,342
Net incurred medical claims:
Current period	30,708	30,751
Prior periods redundancies	(1,205)	(1,068)
Total net incurred medical claims	29,503	29,683
Net payments attributable to:
Current period medical claims	19,580	19,948
Prior periods medical claims	9,606	9,593
Total net payments	29,186	29,541
Net medical claims payable, end of period	16,175	15,484
Ceded medical claims payable, end of period	8	7
Gross medical claims payable, end of period	$16,183	$15,491
At March 31, 2024, the total of net incurred but not reported liabilities plus expected development on reported claims was $724, $4,323 and $11,128 for the claim years 2022 and prior, 2023 and 2024, respectively.
The favorable development recognized in the three months ended March 31, 2024 resulted from faster than expected development of completion factors from the latter part of 2023 as well as trend factors in late 2023 developing more favorably than originally expected. The favorable development recognized in the three months ended March 31, 2023 resulted primarily from trend factors in late 2022 developing more favorably than expected and favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Total net incurred medical claims	$29,503	$29,683
Quality improvement and other claims expense	1,043	1,103
Benefit expense	$30,546	$30,786

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of March 31, 2024 is as follows:

Total

Net medical claims payable, end of period	$16,175
Ceded medical claims payable, end of period	8
Insurance lines other than short duration	276
Gross medical claims payable, end of period	$16,459

10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2024 and December 31, 2023, we had $24,851 and $24,870, respectively, outstanding under these notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2024 and December 31, 2023.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of March 31, 2024, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.4%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of March 31, 2024, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the three months ended March 31, 2024 or the year ended December 31, 2023.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. At March 31, 2024 and December 31, 2023, we had $1,350 and $0, respectively, outstanding under this program. Beginning June 30, 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $225 of outstanding short-term borrowings from the FHLBs at each of March 31, 2024 and December 31, 2023.
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

Four notices of appeal of the Final Approval Order were heard by a panel of the United States Court of Appeals for the Eleventh Circuit in September 2023 (the “Eleventh Circuit”), and the Eleventh Circuit affirmed the Court’s Final Approval Order approving the Subscriber Settlement Agreement in October 2023. Petitions for rehearing were filed by certain appellants in November 2023 and December 2023 and were denied in January 2024. As a result, the Eleventh Circuit issued a mandate terminating the jurisdiction of the Eleventh Circuit in February 2024. In March 2024, Home Depot, one of the appellants, filed a petition for certiorari to the United States Supreme Court. On the respondents' request, the United States Supreme Court granted an extension to respond until May 2024. In the event that all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determined the standard of review applicable to the providers’ claims. In response to that order, the parties filed renewed standard of review motions in May 2021. In June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants, and (ii) granting the provider plaintiffs’ motion for partial summary judgment, determining that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the provider groups’ boycott claims are subject to the rule of reason. In December 2023, the Court denied defendants’ motion for summary judgment on providers’ damage claims as time-barred and speculative and provider plaintiffs’ motion for partial summary judgment on the defendants’ single entity defense due to the existence of genuine issues of material fact. In January 2024, the Court issued orders (i) denying defendants’ motion for summary judgment on (a) all claims by certain hospital providers and (b) any claims based on the Blue system's rules other than exclusive serviced areas or BlueCard and (ii) denying provider plaintiffs’ motion for partial summary judgment on defendants’ common law trademark claims. Provider plaintiffs’ motion for class certification, filed in October 2020, remains pending. We intend to continue to vigorously defend the provider litigation, which we believe is without merit; however, its ultimate outcome cannot be presently determined.
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

Express Scripts disputed our contractual claims and it sought declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claimed that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q were (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which the District Court denied in March 2023. In November 2023, the District Court issued a final judgment ending the lawsuit in the District Court after the parties settled and stipulated to dismiss the only remaining claim that had not been disposed of by the court order or stipulation. In December 2023, we filed a notice of appeal with the United States Court of Appeal for the Second Circuit (the “Second Circuit”), regarding the Pricing Claim. In February 2024, the Second Circuit ordered the parties to participate in mediation. The mediation occurred in March 2024 and was unsuccessful. The ultimate outcome of this appeal cannot be presently determined.
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
Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. Our remaining commitment under this agreement at March 31, 2024 is approximately $432. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.

We formed CarelonRx, to market and offer pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own, starting in the second quarter of 2019. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement, that is set to terminate on December 31, 2025. Beginning in the first quarter of 2024, CarelonRx is assuming responsibility for pharmacy mail order front-end intake and member services from CVS.
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
A summary of our cash dividend activity for the three months ended March 31, 2024 and 2023 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379

Three Months Ended March 31, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
On April 16, 2024, our Audit Committee declared a second quarter 2024 dividend to shareholders of $1.63 per share, payable on June 25, 2024 to shareholders of record at the close of business on June 10, 2024.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On January 24, 2023, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized a $5,000 increase to the common stock repurchase program. No duration has been placed on the common stock repurchase program, and we reserve the right to discontinue the program at any time. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are affected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
	2024	2023
Shares repurchased	1.1	1.3
Average price per share	$492.76	$476.66
Aggregate cost	$566	$622
Authorization remaining at the end of the period	$3,633	$6,254
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Quarterly Report on Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.

Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3.0	$327.14
Granted	0.5	499.11
Exercised	(0.3)	288.95
Forfeited or expired	—	431.01
Outstanding at March 31, 2024	3.2	356.58	6.44	$521
Exercisable at March 31, 2024	2.2	297.24	5.23	$482
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the three months ended March 31, 2024 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	1.1	$423.94
Granted	0.6	499.00
Vested	(0.6)	352.33
Forfeited	—	456.61
Nonvested at March 31, 2024	1.1	475.31
During the three months ended March 31, 2024, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2024 to 2026. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2026 based on results in the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023
Risk-free interest rate	4.28%	3.95%
Volatility factor	28.00%	29.00%
Quarterly dividend yield	0.327%	0.316%
Weighted-average expected life (years)	4.40	4.40

The following weighted-average fair values per option or share were determined for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023
Options granted during the period	$134.53	$127.14
Restricted stock awards granted during the period	499.00	469.31

13.     Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
	2024	2023
Net unrealized investment (losses) gains:
Beginning of period balance	$(632)	$(1,755)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $50 and $(85), respectively	(162)	337
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $(33) and $(29), respectively	106	90
Other comprehensive (loss) income	(56)	427
Other comprehensive income attributable to noncontrolling interests, net of tax benefit of $0 and $0, respectively	—	(2)
End of period balance	(688)	(1,330)
Non-credit components of impairments on investments:
Beginning of period balance	(3)	(3)
Other comprehensive loss, net of tax benefit of $0 and $1, respectively	—	(2)
End of period balance	(3)	(5)
Net cash flow hedges:
Beginning of period balance	(211)	(229)
Other comprehensive income, net of tax (expense) benefit of $(1) and $8, respectively	2	11
End of period balance	(209)	(218)
Pension and other postretirement benefits:
Beginning of period balance	(459)	(499)
Other comprehensive income, net of tax expense of $(1) and $(1), respectively	4	2
End of period balance	(455)	(497)
Future policy benefits:
Beginning of period balance	10	13
Other comprehensive (loss) income, net of tax expense of $0 and $0, respectively	(2)	2
End of period balance	8	15
Foreign currency translation adjustments:
Beginning of period balance	(18)	(17)
Other comprehensive income, net of tax expense of $0 and $0, respectively	—	2
End of period balance	(18)	(15)
Total:
Total beginning of period accumulated other comprehensive loss	(1,313)	(2,490)
Total other comprehensive (loss) income, net of tax benefit (expense) of $15, and $(106), respectively	(52)	442
Total other comprehensive income attributable to noncontrolling interests, net of tax benefit of $0 and $0 respectively	—	(2)
Total end of period accumulated other comprehensive loss	$(1,365)	$(2,050)

14.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
	2024	2023
Denominator for basic shareholders' earnings per share – weighted-average shares	232.7	237.5
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	1.5	2.2
Denominator for diluted shareholders' earnings per share	234.2	239.7
During the three months ended March 31, 2024 and 2023, weighted-average shares related to certain stock options of 0.6 and 0.4 respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2024, we issued approximately 0.6 restricted stock units under our stock incentive plans, 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2024 through 2026. During the three months ended March 31, 2023, we issued approximately 0.6 restricted stock units under our stock incentive plans, 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2023 through 2025. The contingent restricted stock units have been excluded from the denominators for diluted shareholders' earnings per share and will be included only if and when the contingency is met.
15.     Segment Information
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other. During the fourth quarter of 2023, we moved our Carelon Global Solutions international businesses from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation.
Our Health Benefits segment offers a comprehensive suite of health plans and services to our Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEHB program members. Our Health Benefits segment also includes our National Government Services business. The Health Benefits segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision and supplemental health insurance benefits.
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
Our Carelon Services segment integrates physical, behavioral, social and pharmacy services to deliver whole health affordably through creating value by offering market-competitive services, powered by analytics. Carelon Services offers a broad array of healthcare related services and capabilities to internal and external customers including utilization management, behavioral health, integrated care delivery, palliative care, payment integrity services and subrogation services, as well as health and wellness programs. At the end of 2023, Carelon Services integrated Carelon Global Solutions into the Carelon family of offerings. The companies under Carelon Global Solutions have been providing services related to data management, information technology and business operations since 2019 and were previously included within our Corporate & Other segment.
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
Financial data by reportable segment for the three months ended March 31, 2024 and 2023 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended March 31, 2024
Premiums	$35,382	$—	$408	$408	$—	$(94)	$35,696
Product revenue	—	4,499	—	4,499	—	—	4,499
Service fees	1,876	1	197	198	4	—	2,078
Operating revenue - unaffiliated	37,258	4,500	605	5,105	4	(94)	42,273
Operating revenue - affiliated	—	3,567	3,404	6,971	123	(7,094)	—
Operating revenue - total	$37,258	$8,067	$4,009	$12,076	$127	$(7,188)	$42,273

Operating gain (loss)	$2,287	$523	$290	$813	$(84)	$—	$3,016

Three Months Ended March 31, 2023
Premiums	$35,534	$—	$410	$410	$—	$(76)	$35,868
Product revenue	—	4,022	—	4,022	—	—	4,022
Service fees	1,746	—	208	208	54	—	2,008
Operating revenue - unaffiliated	37,280	4,022	618	4,640	54	(76)	41,898
Operating revenue - affiliated	—	4,002	2,842	6,844	37	(6,881)	—
Operating revenue - total	$37,280	$8,024	$3,460	$11,484	$91	$(6,957)	$41,898

Operating gain (loss)	$2,149	$512	$229	$741	$(59)	$—	$2,831

For segment reporting, we present all capitated risk arrangements on a gross basis; therefore, eliminations also include adjustments for unaffiliated capitated risk arrangements that are recognized on a net basis under GAAP, as well as affiliated eliminations.

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
	2024	2023
Reportable segments’ operating revenue	$42,273	$41,898
Net investment income	465	387
Net losses on financial instruments	(161)	(113)
Total revenues	$42,577	$42,172
A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
	2024	2023

Income before income tax expense	$2,939	$2,619
Net investment income	(465)	(387)
Net losses on financial instruments	161	113
Interest expense	265	251
Amortization of other intangible assets	116	235
Reportable segments’ operating gain	$3,016	$2,831

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes as of and for the year ended December 31, 2023 and the MD&A included in our 2023 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this MD&A refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2024 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2024, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving over 46 million medical members through our affiliated health plans as of March 31, 2024. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serve members as the Blue Cross or Blue Cross and Blue Shield licensee in 14 states. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights, Carelon Health, Carelon Behavioral Health and CareMore.
We have organized our brand portfolio into the following core go-to-market brands:
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
Our branding strategy reflects the evolution of our business from a traditional health insurance company to a lifetime, trusted health partner. We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international business from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation.For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report on Form 10-K.
Business Trends
We made the decision to expand our participation in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) for 2024. For 2024, we are offering Individual Public Exchange products in 141 of the 143 rating regions in which we operate, in comparison to 138 of 143 rating regions in 2023. As described in “Regulatory Trends and

Uncertainties” below, we expect growth in our Public Exchange membership as Medicaid members who are no longer eligible for Medicaid coverage continue to exit the Medicaid program and seek coverage elsewhere. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, growth in our government-sponsored business exposes us to increased regulatory oversight.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to a five year agreement that is set to terminate on December 31, 2025. CarelonRx also operates a specialty pharmacy. Beginning in the first quarter of 2024, CarelonRx is assuming responsibility for pharmacy mail order front-end intake and member services from CVS.
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
If the approvals of any annual premium rate changes by contracted government agencies are delayed, we are required to defer the recognition of any premium rate increases to the period in which the premium rates become final. The impact of this deferral can be significant in the period in which the increased premium rates are first recognized depending on the magnitude of the premium rate increase, the number of members to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period in which the contract amendment affecting the rate is finalized.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2023 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
Under the Consolidated Appropriations Act of 2023, Congress decoupled Medicaid eligibility redeterminations from the Public Health Emergency initially declared in January 2020 relating to COVID-19. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. This process is anticipated to take up to 14 months to complete, although most states are expected to complete the redetermination process by June 30, 2024. As redeterminations have resumed, we have experienced a decline in our Medicaid membership. Over time, we expect growth in our commercial plans, including through the Public Exchanges, as members who are no longer eligible for Medicaid coverage in our 14 commercial states seek coverage elsewhere.

The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business including an extension of the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing the Centers for Medicare and Medicaid Services (“CMS”) to negotiate prices on a limited set of prescription drugs in Medicare Parts B and D beginning in 2026; instituting caps on insulin cost sharing in Medicare Parts B and D; redesigning of the Medicare Part D benefit; adding a requirement that drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment as Medicaid eligibility redeterminations have resumed, supporting continuity of coverage for more people.
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted and in the future may have a material effect upon our business, including procedures and coverage requirements related to surprise medical bills and new mandates for continuity of care for certain patients, price comparison tools, disclosure of broker compensation, mental health parity reporting, and reporting on pharmacy benefits and drug costs. The requirements of the 2021 Appropriations Act applicable to us had varying effective dates, some of which were effective in December 2021 and during 2022, and others that were extended into 2023 and 2024 since the enactment of the 2021 Appropriations Act.
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
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation,” Part I, Item 1A, “Risk Factors” and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program is expected to be substantially complete by the end of the third quarter of 2024. For additional information, see Note 4, “Business Optimization Initiatives” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Pursuant to CMS’ Medicare Advantage Star ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star rating of 4.0 or higher to qualify for bonus payments. In March 2024, CMS informed us that it had updated our 2024 Star ratings from their October 2023 announcement. As a result, we now estimate approximately 49% of our Medicare Advantage members to be enrolled in plans rated at least 4.0-Star for 2024 Star ratings (payment year 2025), based on our January 2024 enrollment, compared to 64% of our Medicare Advantage members being in plans rated at least 4.0-Star for 2023 Star ratings (payment year 2024), based on September 2022 enrollment. This change in 2024 Star ratings from 2023 Star ratings is expected to reduce our 2025 operating revenue by approximately $310 million, and we expect to partially mitigate this financial impact through various strategies such as operating expense efficiencies, capital deployment alternatives and network enhancements.
Acquisitions and Divestitures
Completed Acquisitions
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
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
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals. Upon closing, we and The Standard entered into a product distribution partnership.
Pending Acquisitions
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dually-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dually eligible populations. The acquisition is expected to close in the third quarter of 2024 and is subject to standard closing conditions and customary approvals.
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
Pending Equity Investment
On April 12, 2024, we entered into an agreement to partner with Clayton, Dubilier & Rice (“CD&R”) to accelerate innovation in care delivery across multiple regions in the United States by bringing together through a new company, (“ NewCo”), certain care delivery and enablement assets of Carelon Management Services Inc., a Carelon Health business (“CMSI Assets”), and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our investment in NewCo will be through a combination of cash, an existing equity investment in apree health, and the contribution of CMSI

Assets. We will account for our initial minority ownership interest in NewCo as an equity method investment. Further, in connection with our equity investment, each party will have certain rights and obligations, including certain put, call, and purchase price true-up options, for which the estimated value will be determinable at the time of the incremental investments. The contribution of CMSI Assets and businesses to be contributed by CD&R to NewCo are subject to standard closing conditions and customary approvals.
For additional information, see Note 3, “Business Acquisitions and Divestitures,” and Note 5, “Investments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020. The Final Approval Order was appealed to the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), which affirmed the Final Approval Order in October 2023. Petitions for rehearing were denied in January 2024, and the Eleventh Circuit issued a mandate terminating its jurisdiction in February 2024. In March 2024, Home Depot, one of the appellants, filed a petition for certiorari to the United States Supreme Court. On the respondents request, the United States Supreme Court granted an extension until May 2024. In the event all appellate rights are exhausted in a manner that affirms the Court’s Final Approval Order, the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement will become effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
Selected Operating Performance
For the twelve months ended March 31, 2024, total medical membership declined by 3.9%. This was primarily driven by Medicaid membership attrition and lapses exceeding sales in our Employer Group risk-based and Medicare businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual, BlueCard and Federal Employees Health Benefits (“FEHB”) businesses, resulting from sales exceeding lapses.
Operating revenue for the three months ended March 31, 2024 was $42,273, an increase of $375, or 0.9%, from the three months ended March 31, 2023. This increase was primarily a result of premium rate increases in all lines of business to more accurately reflect medical cost trends. Increased product revenue from our CarelonRx business, including a full quarter of revenue from BioPlus in 2024, also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.
Net income for the three months ended March 31, 2024 was $2,249, an increase of $245, or 12.2%, from the three months ended March 31, 2023. This increase was primarily due to improved operating gain performance in our Health Benefits, Carelon Services and CarelonRx businesses, lower amortization of other intangible assets and increased net investment income. These increases were partially offset by increased net losses on financial instruments, increased income tax expense due to higher income before taxes and an increased operating loss in our Corporate and Other segment.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $9.59 for the three months ended March 31, 2024, which represented a 15.5% increase from EPS of $8.30 for the three months ended March 31, 2023. This increase in EPS for the three months ending March 31, 2024 resulted primarily from increased shareholders' net income, as well as fewer diluted shares outstanding.
Operating cash flow for the three months ended March 31, 2024 and 2023 was $1,978 and $6,469, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of CMS payments received in the prior year quarter, with the April 2023 premium payments being received in the first quarter of 2023.
Membership and Other Metrics
The following table presents our medical membership by customer type as of March 31, 2024 and 2023. Also included below are other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

	March 31
	2024	2023	Change	% Change
Medical Membership (in thousands)
Individual	1,246	942	304	32.3%
Employer Group Risk-Based	3,648	3,798	(150)	(3.9)%
Commercial Risk-Based	4,894	4,740	154	3.2%
BlueCard®	6,825	6,607	218	3.3%
Employer Group Fee-Based	20,622	20,278	344	1.7%
Commercial Fee-Based	27,447	26,885	562	2.1%
Medicare Advantage	2,017	2,053	(36)	(1.8)%
Medicare Supplement	896	925	(29)	(3.1)%
Total Medicare	2,913	2,978	(65)	(2.2)%
Medicaid	9,327	11,889	(2,562)	(21.5)%
Federal Employees Health Benefits (“FEHB”)	1,658	1,632	26	1.6%
Total Medical Membership	46,239	48,124	(1,885)	(3.9)%

Other Membership (in thousands)
Life and Disability Members	4,469	4,771	(302)	(6.3)%
Dental Members	6,970	6,743	227	3.4%
Dental Administration Members	1,841	1,697	144	8.5%
Vision Members	10,251	9,904	347	3.5%
Medicare Part D Standalone Members	262	264	(2)	(0.8)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	77.0	75.7	1.3	1.7%
Carelon Services Consumers Served	102.9	104.0	(1.1)	(1.1)%
Medical Membership
The decrease in medical membership was primarily driven by Medicaid membership attrition, including eligibility redeterminations and certain market exits, and lapses exceeding sales in our Employer Group risk-based and Medicare businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual, BlueCard and FEHB businesses, resulting from sales exceeding lapses.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Life and disability membership decreased primarily due to lapses associated with our Employer Group risk-based business. Dental membership increased primarily due to favorable sales in our Individual, Employer Group fee-based and FEHB businesses, partially offset by lapses in our Employer Group risk-based business. Dental administration membership increased primarily due to favorable in-group change with other BCBSA plans associated with the FEHB program. Vision membership increased due to sales exceeding lapses in our Employer Group fee-based and Individual businesses and increased sales associated with our Medicare Advantage plans.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31
			Change
			2024 vs. 2023
	2024	2023	$	%

Total operating revenue	$42,273	$41,898	$375	0.9%
Net investment income	465	387	78	20.2%
Net losses on financial instruments	(161)	(113)	(48)	42.5%
Total revenues	42,577	42,172	405	1.0%
Benefit expense	30,546	30,786	(240)	(0.8)%
Cost of products sold	3,825	3,481	344	9.9%
Operating expense	4,886	4,800	86	1.8%
Other expense[1]	381	486	(105)	(21.6)%
Total expenses	39,638	39,553	85	0.2%
Income before income tax expense	2,939	2,619	320	12.2%
Income tax expense	690	615	75	12.2%
Net income	$2,249	$2,004	$245	12.2%
Net income attributable to noncontrolling interests	(3)	(15)	12	NM
Shareholders’ net income	$2,246	$1,989	$257	12.9%

Average diluted shares outstanding	234.2	239.7	(5.5)	(2.3)%
Diluted shareholders’ earnings per share	$9.59	$8.30	$1.29	15.5%
Effective tax rate	23.5%	23.5%		0 bp3
Benefit expense ratio[2]	85.6%	85.8%		(20) bp3
Operating expense ratio[4]	11.6%	11.5%		10 bp3
Income before income tax expense as a percentage of total revenues	6.9%	6.2%		70 bp3
Shareholders’ net income as a percentage of total revenues	5.3%	4.8%		50 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2024 and 2023 were $35,696 and $35,868, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Total operating revenue increased primarily as a result of premium rate increases in all lines of business to reflect medical cost trends. Increased product revenue from our CarelonRx business also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.
Net investment income increased primarily due to higher income from fixed maturity securities.
Net losses on financial instruments increased primarily due to increased losses on equity securities and fixed maturity securities.
Benefit expense decreased primarily due to Medicaid membership attrition, partially offset by increases due to medical cost trends in our other Health Benefits businesses.
Our benefit expense ratio decreased primarily driven by premium rate increases in our Health Benefits segment to reflect medical cost trends.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy product revenues increased.
Operating expense increased primarily due to increased spend to support growth and integration costs related to recent acquisitions.
Our operating expense ratio increased slightly primarily due to the increase in operating expenses, partially offset by the favorable impact of operating revenue growth.
Other expense declined primarily due to decreased amortization of other intangible assets. In the first quarter of 2023, we had increased amortization of other intangible assets as the amortization period of certain intangible assets was shortened to align with the dates our new branding took place.
Our shareholders’ net income as a percentage of total revenues increased in 2024 as compared to 2023 as a result of all factors discussed above.
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
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international business from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation.For additional information, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31	Change

2024	2023	$	%
Operating Revenue
Health Benefits	$37,258	$37,280	$(22)	(0.1)%
CarelonRx	8,067	8,024	43	0.5%
Carelon Services	4,009	3,460	549	15.9%
Corporate & Other	127	91	36	39.6%
Eliminations	(7,188)	(6,957)	(231)	3.3%
Total operating revenue	$42,273	$41,898	$375	0.9%

Operating Gain (Loss)
Health Benefits	$2,287	$2,149	$138	6.4%
CarelonRx	523	512	11	2.1%
Carelon Services	290	229	61	26.6%
Corporate & Other	(84)	(59)	(25)	42.4%
Total operating gain	$3,016	$2,831	$185	6.5%

Operating Margin
Health Benefits	6.1%	5.8%	30 bp
CarelonRx	6.5%	6.4%	10	bp
Carelon Services	7.2%	6.6%	60 bp
Total operating margin	7.1%	6.8%	30 bp
bp = basis point; one hundred basis points = 1%.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Health Benefits
Operating revenue decreased slightly, primarily as a result of lower premiums driven by Medicaid membership attrition, including eligibility redeterminations and certain market exits, mostly offset by premium rate increases in all lines of business to reflect medical cost trend.
Operating gain increased primarily as a result of premium yields, including due to disciplined commercial underwriting, partially offset by the impact of Medicaid membership attrition.
CarelonRx
Operating revenue increased primarily due to a full three months of revenue from BioPlus in 2024 and higher prescription volume associated with growth in external pharmacy members, partially offset by the impact of the Medicaid membership attrition.
The increase in operating gain was primarily driven by growth of product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.

Carelon Services
Operating revenue increased primarily due to the continued expansion of our medical management, behavioral health and post-acute care services.
The increase in operating gain was primarily driven by improved performance in our behavioral health and medical management businesses, partially offset by the impact of the Medicaid membership attrition.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss increased primarily due to an increase in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2023 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2023, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2024, our critical accounting policies and estimates have not changed from those described in our 2023 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2024, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2023 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2024 and 2023, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2024 and 2023, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2024	2023
Assumed trend factors	$571	$772
Assumed completion factors	634	296
Total	$1,205	$1,068

The favorable development recognized in the three months ended March 31, 2024 resulted from favorable development in the completion factors resulting from the latter part of 2023 developing faster than expected as well as trend factors in late 2023 developing more favorably than originally expected. The favorable development recognized in the three months ended March 31, 2023 resulted primarily from trend factors in late 2022 developing more favorably than expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed to the favorable development for the three months ended March 31, 2023.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 63.8% and 64.9% for the three months ended March 31, 2024 and 2023, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly lower during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the three months ended March 31, 2024, this metric was 8.2%, driven by both favorable completion factor development from 2023 and favorable trend factor development at the end of 2023. For the three months ended March 31, 2023, this metric was 7.5%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2024, this metric was 1.0%, which was calculated using the redundancy of $1,205. For the three months ended March 31, 2023, the comparable metric was 0.9%, which was calculated using the redundancy of $1,068. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the three months ended March 31, 2024 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2024, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
	2024	2023	Change
Sources of Cash:
Net cash provided by operating activities	$1,978	$6,469	$(4,491)
Issuances of short- and long-term debt, net of repayments	1,350	991	359
Proceeds from issuance of common stock under employee stock plans	97	43	54
Total sources of cash	3,425	7,503	(4,078)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(670)	(1,421)	751
Purchases of subsidiaries, net of cash acquired	(1,120)	(1,638)	518
Repurchase and retirement of common stock	(566)	(622)	56
Purchases of property and equipment	(279)	(301)	22
Cash dividends	(379)	(351)	(28)
Changes in bank overdrafts	(586)	(291)	(295)
Other uses of cash, net	(125)	(125)	—
Total uses of cash	(3,725)	(4,749)	1,024
Effect of foreign exchange rates on cash and cash equivalents	—	1	(1)
Net (decrease) increase in cash and cash equivalents	$(300)	$2,755	$(3,055)
The decrease in net cash provided by operating activities was primarily due to the timing of CMS payments received in the prior year quarter, with the April 2023 premium payments being received in the first quarter of 2023.
Other significant changes in sources or uses of cash year-over-year included reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions, lower amounts for purchases of subsidiaries, net of cash acquired, and an increase in the issuance of short- and long term debt, net of repayments. These were partially offset by a decline in bank overdrafts outstanding.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $37,147 at March 31, 2024. Since December 31, 2023, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $98, primarily due to the purchase of subsidiaries, bank overdrafts outstanding, the repurchase and retirement of common stock, cash dividends, and the purchase of property and equipment, partially offset by net cash provided by operating activities and the issuance of short- and long-term debt, net of repayments.
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
At March 31, 2024, we held $988 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.4% and 38.9% as of March 31, 2024 and December 31, 2023, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of March 31, 2024 or December 31, 2023. As of March 31, 2024, we were in compliance with all of the debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. At March 31, 2024 and December 31, 2023, we had $1,350 and $0, respectively, outstanding under our commercial paper program. Beginning June 30, 2023, we have reclassified our commercial paper balances, if any, from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $225 of outstanding short-term borrowings from the FHLBs at each of March 31, 2024 and December 31, 2023.
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

For additional information regarding our sources and uses of capital at March 31, 2024, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2023, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
Future Sources and Uses of Liquidity
We believe that cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
There have been no material changes to our long-term liquidity requirements as disclosed in Part II, Item 7 of our 2023 Annual Report on Form 10-K. For additional updates regarding our estimated long-term liquidity requirements, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11 “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or breaches or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; information technology disruptions; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; failure to effectively maintain and modernize our information systems; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2023 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2024, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2024 to January 31, 2024	480,285	$475.26	479,559	$3,971
February 1, 2024 to February 29, 2024	311,446	502.61	310,932	3,815
March 1, 2024 to March 31, 2024	558,218	504.76	359,094	3,633
	1,349,949		1,149,585
1    Total number of shares purchased includes 200,364 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2024, we repurchased 1,149,585 shares at a total cost of $566 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 24, 2023 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number			Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2			Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.

4.7			Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	(p)	*	Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2024.

	(q)	*	Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2024.

	(r)	*	Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2024.

10.3
Elevance Health Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2024, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

10.4		*	Elevance Health Executive Agreement Plan, as amended and restated effective March 1, 2024.

10.9	(d)	*
Form of Employment Agreement between the Company and Ratnakar Lavu, incorporated by reference to Exhibit 10.9 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.1			Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			Inline XBRL Taxonomy Extension Schema Document.

101.CAL			Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF			Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB			Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE			Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104			Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*			Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

April 18, 2024	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

April 18, 2024	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)