Form 10-Q
period 2024-06-30
Elevance Health, Inc.
filed 2024-07-17
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒
As of July 11, 2024, 231,885,874 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$6,497	$6,526
Fixed maturity securities (amortized cost of $29,834 and $30,446; allowance for credit losses of $4 and $4)	28,900	29,614
Equity securities	594	229
Premium receivables	8,040	7,902
Self-funded receivables	5,297	4,558
Other receivables	5,881	5,405
Other current assets	6,464	5,795
Assets held for sale	601	—
Total current assets	62,274	60,029
Long-term investments:
Fixed maturity securities (amortized cost of $867 and $890; allowance for credit losses of $0 and $0)	849	876
Other invested assets	6,810	6,107
Property and equipment, net	4,450	4,359
Goodwill	25,962	25,317
Other intangible assets	10,447	10,273
Other noncurrent assets	2,196	1,967
Total assets	$112,988	$108,928

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,204	$16,111
Other policyholder liabilities	4,939	5,600
Unearned income	1,481	1,402
Accounts payable and accrued expenses	5,760	6,910
Short-term borrowings	225	225
Current portion of long-term debt	2,900	1,649
Other current liabilities	11,139	9,894
Liabilities held for sale	165	—
Total current liabilities	41,813	41,791
Long-term debt, less current portion	24,561	23,246
Reserves for future policy benefits	295	778
Deferred tax liabilities, net	2,037	1,970
Other noncurrent liabilities	1,985	1,738
Total liabilities	70,691	69,523
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 231,902,075 and 233,071,088	2	2
Additional paid-in capital	9,001	8,868
Retained earnings	34,575	31,749
Accumulated other comprehensive loss	(1,387)	(1,313)
Total shareholders’ equity	42,191	39,306
Noncontrolling interests	106	99
Total equity	42,297	39,405
Total liabilities and equity	$112,988	$108,928
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
(In millions, except per share data)
Revenues
Premiums	$35,416	$36,589	$71,112	$72,457
Product revenue	5,530	4,859	10,029	8,881
Service fees	2,277	1,929	4,355	3,937
Total operating revenue	43,223	43,377	85,496	85,275
Net investment income	508	416	973	803
Net losses on financial instruments	(85)	(121)	(246)	(234)
Gain on sale of business	240	—	240	—
Total revenues	43,886	43,672	86,463	85,844
Expenses
Benefit expense	30,572	31,604	61,118	62,390
Cost of products sold	4,820	4,327	8,645	7,808
Operating expense	5,066	4,818	9,952	9,618
Interest expense	280	261	545	512
Amortization of other intangible assets	162	221	278	456
Total expenses	40,900	41,231	80,538	80,784
Income before income tax expense	2,986	2,441	5,925	5,060
Income tax expense	685	585	1,375	1,200
Net income	2,301	1,856	4,550	3,860
Net income attributable to noncontrolling interests	(1)	(3)	(4)	(18)
Shareholders’ net income	$2,300	$1,853	$4,546	$3,842
Shareholders’ net income per share
Basic	$9.91	$7.83	$19.56	$16.21
Diluted	$9.85	$7.79	$19.44	$16.10
Dividends per share	$1.63	$1.48	$3.26	$2.96

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
(In millions)
Net income	$2,301	$1,856	$4,550	$3,860
Other comprehensive (loss) income, net of tax:
Change in net unrealized losses/gains on investments	(26)	(119)	(82)	308
Change in non-credit component of impairment losses on investments	—	(1)	—	(3)
Change in net unrealized gains/losses on cash flow hedges	4	4	6	15
Change in net periodic pension and postretirement costs	4	3	8	5
Change in future policy benefits	1	(3)	(1)	(1)
Foreign currency translation adjustments	(5)	—	(5)	2
Other comprehensive (loss) income	(22)	(116)	(74)	326
Net income attributable to noncontrolling interests	(1)	(3)	(4)	(18)
Other comprehensive income attributable to noncontrolling interests	—	—	—	(2)
Total shareholders’ comprehensive income	$2,278	$1,737	$4,472	$4,166

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2024	2023
(In millions)
Operating activities
Net income	$4,550	$3,860
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	246	234
Gain on sale of business	(240)	—
Equity in net losses of other invested assets	26	73
Depreciation and amortization	666	895
Deferred income taxes	(34)	(393)
Share-based compensation	154	139
Changes in operating assets and liabilities:
Receivables, net	(1,341)	(299)
Other invested assets	(47)	(42)
Other assets	(789)	(529)
Policy liabilities	(1,366)	583
Unearned income	80	3,346
Accounts payable and other liabilities	300	160
Income taxes	174	391
Other, net	46	1
Net cash provided by operating activities	2,425	8,419
Investing activities
Purchases of investments	(10,035)	(17,648)
Proceeds from sale of investments	7,584	5,339
Maturities, calls and redemptions from investments	1,036	10,656
Changes in securities lending collateral	(321)	145
Proceeds from sale of subsidiaries, net of cash sold	399	—
Purchases of subsidiaries, net of cash acquired	(1,124)	(1,651)
Purchases of property and equipment	(602)	(651)
Other, net	(65)	(46)
Net cash used in investing activities	(3,128)	(3,856)
Financing activities
Proceeds from long-term borrowings	2,580	2,574
Repayments of long-term borrowings	—	(1,908)
Changes in securities lending payable	320	(145)
Changes in bank overdrafts	(479)	(500)
Repurchase and retirement of common stock	(1,029)	(1,268)
Cash dividends	(757)	(701)
Proceeds from issuance of common stock under employee stock plans	157	81
Taxes paid through withholding of common stock under employee stock plans	(100)	(99)
Other, net	8	5
Net cash provided by (used in) financing activities	700	(1,961)
Effect of foreign exchange rates on cash and cash equivalents	(5)	2
Change in cash and cash equivalents	(8)	2,604
Cash and cash equivalents at beginning of period	6,526	7,387
Less cash and equivalents included in assets held for sale at end of period	(21)	—
Cash and cash equivalents at end of period	$6,497	$9,991
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
Net income	—	—	—	2,246	—	3	2,249
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(44)	(525)	—	—	(569)
Dividends and dividend equivalents	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	59	—	—	—	59
March 31, 2024	232.5	2	8,883	33,088	(1,365)	102	40,710
Net income	—	—	—	2,300	—	1	2,301
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock, including excise tax	(0.9)	—	(34)	(432)	—	—	(466)
Dividends and dividend equivalents	—	—	—	(381)	—	—	(381)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	152	—	—	—	152
June 30, 2024	231.9	$2	$9,001	$34,575	$(1,387)	$106	$42,297

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2022	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income	—	—	—	1,989	—	15	2,004
Other comprehensive income	—	—	—	—	440	2	442
Repurchase and retirement of common stock, including excise tax	(1.3)	—	(51)	(575)	—	—	(626)
Dividends and dividend equivalents	—	—	—	(354)	—	—	(354)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	6	—	—	—	6
Convertible debenture repurchases, conversions and tax adjustments	—	—	(342)	—	—	—	(342)
March 31, 2023	237.1	2	8,697	30,707	(2,050)	104	37,460
Net income	—	—	—	1,853	—	3	1,856
Other comprehensive loss	—	—	—	—	(116)	—	(116)
Repurchase and retirement of common stock, including excise tax	(1.4)	—	(52)	(600)	—	—	(652)
Dividends and dividend equivalents	—	—	—	(352)	—	—	(352)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	116	—	—	—	116
June 30, 2023	235.9	$2	$8,761	$31,608	$(2,166)	$107	$38,312

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2024
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving nearly 46 million medical members through our affiliated health plans as of June 30, 2024. As a lifetime, trusted health partner, we offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also to unaffiliated health plans, including pharmacy services, dental, vision and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. In addition, we serve members in numerous states as Amerigroup, Freedom Health, HealthSun, MMM, Optimum HealthCare, Simply Healthcare and/or Wellpoint. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights, Carelon Health and Carelon Behavioral Health.
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
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). During the fourth quarter of 2023, we moved our Carelon Global Solutions international business from the Corporate & Other reportable segment to the Carelon Services reportable segment. All prior period reportable segment information has been reclassified for comparability to conform to the current presentation. For additional discussion regarding our segments, including the changes made, see Note 15, “Segment Information” included in this Quarterly Report on Form 10-Q.

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 have been recorded. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or any other period. The seasonal nature of portions of our health care and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $400 and $294 at June 30, 2024 and December 31, 2023, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
The changes in fair value of our marketable equity securities are recognized in our results of operations within net losses on financial instruments. Certain marketable equity securities are held to satisfy contractual obligations or for other business purposes and are reported under the caption “Other invested assets” in our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from employer risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $177 and $212 at June 30, 2024 and December 31, 2023, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $87 at both June 30, 2024 and December 31, 2023, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,046 and $941 at June 30, 2024 and December 31, 2023, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2024 or December 31, 2023. For the three and six months ended June 30, 2024 and 2023, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 changed the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year to our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits is based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. The adoption did not have an overall material impact on our financial statements.
Recent Accounting Guidance Not Yet Adopted: In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to improve income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for our fiscal year beginning after December 15, 2024. The amendments are to be applied on a prospective basis, although retrospective adoption is permitted. We do not believe the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements or disclosures.
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our fiscal year beginning after December 15, 2023, and interim periods within our fiscal year beginning after December 15, 2024. The amendments are to be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the significant segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We do not believe the adoption of ASU 2023-07 will have a material impact on our consolidated financial statements or disclosures.
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

3.    Business Acquisitions and Divestitures
Completed Acquisitions
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of June 30, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $411 has been allocated to finite-lived intangible assets and $753 to goodwill. The majority of the goodwill is not deductible for income tax purposes. During the three months ended June 30, 2024, measurement period adjustments were $(25). As of June 30, 2024, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of June 30, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values, of which $820 has been allocated to finite-lived intangible assets and $893 to goodwill. The majority of goodwill is not deductible for income tax purposes. The accounting for the acquisition was finalized as of March 31, 2024. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $240. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses to be divested as of December 31, 2023 and results of operations for the three and six months ending June 30, 2024 were not material.
Pending Acquisitions and Divestitures
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. The acquisition is expected to close in the third quarter of 2024 and is subject to standard closing conditions and customary approvals.
On April 12, 2024, we entered into an agreement to partner with Clayton, Dubilier & Rice (“CD&R”) to accelerate innovation in care delivery across multiple regions in the United States by bringing together through a new company, Augusta Topco Holdings, L.P. (“Augusta”), certain care delivery and enablement assets of Carelon Management Services Inc., a Carelon Health business (“CMSI Assets”), and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our investment in Augusta will be through a combination of cash, an existing equity investment in apree health, and the contribution of CMSI Assets. We will account for our initial minority ownership interest in Augusta as an equity method investment. Further, in connection with our equity investment, each party will have certain rights and obligations, including certain put, call, and purchase price true-up options, for which the estimated value will be determinable at the time of the incremental investments. Our and CD&R's investments and contributions to Augusta are subject to standard closing conditions and customary approvals.

The CMSI Assets, along with certain other assets planned to be divested, are included in assets held for sale and liabilities held for sale as of June 30, 2024. In conjunction with the classification as assets held for sale, a $44 impairment of goodwill was recorded during the quarter ended June 30, 2024.
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
The ending balances related to the total liabilities for employee termination costs under the 2023-2024 Business Efficiency Program at June 30, 2024 and December 31, 2023 were $125 and $191, respectively, and were recorded in the Corporate & Other reportable segment. During the quarter ended June 30, 2024, there were no charges or releases related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $25.
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

A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2024 and December 31, 2023 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

June 30, 2024
Fixed maturity securities:
United States Government securities	$1,794	$4	$(85)	$—	$1,713
Government sponsored securities	129	1	(5)	—	125
Foreign government securities	71	—	(2)	—	69
States, municipalities and political subdivisions, tax-exempt	3,626	45	(152)	—	3,519
Corporate securities	15,953	203	(526)	(2)	15,628
Residential mortgage-backed securities	4,140	24	(304)	—	3,860
Commercial mortgage-backed securities	1,976	9	(91)	(2)	1,892
Other asset-backed securities	3,012	27	(96)	—	2,943
Total fixed maturity securities	$30,701	$313	$(1,261)	$(4)	$29,749
December 31, 2023
Fixed maturity securities:
United States Government securities	$1,873	$25	$(54)	$—	$1,844
Government sponsored securities	112	1	(3)	—	110
Foreign government securities	5	1	(2)	—	4
States, municipalities and political subdivisions, tax-exempt	3,985	69	(152)	—	3,902
Corporate securities	14,838	322	(580)	(2)	14,578
Residential mortgage-backed securities	4,071	40	(279)	—	3,832
Commercial mortgage-backed securities	2,174	13	(138)	(2)	2,047
Other asset-backed securities	4,278	25	(130)	—	4,173
Total fixed maturity securities	$31,336	$496	$(1,338)	$(4)	$30,490
Other asset-backed securities primarily consists of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at June 30, 2024 and December 31, 2023, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2024
Fixed maturity securities:
United States Government securities	27	$914	$(28)	38	$503	$(57)
Government sponsored securities	5	48	(1)	37	46	(4)
Foreign government securities	7	61	(1)	2	4	(1)
States, municipalities and political subdivisions, tax-exempt	342	742	(11)	869	1,469	(141)
Corporate securities	1,184	4,445	(65)	1,810	4,654	(461)
Residential mortgage-backed securities	256	1,002	(17)	1,561	1,998	(287)
Commercial mortgage-backed securities	104	415	(7)	405	1,071	(84)
Other asset-backed securities	127	337	(8)	355	1,174	(88)
Total fixed maturity securities	2,052	$7,964	$(138)	5,077	$10,919	$(1,123)
December 31, 2023
Fixed maturity securities:
United States Government securities	35	$552	$(9)	44	$370	$(45)
Government sponsored securities	—	—	—	40	52	(3)
Foreign government securities	—	—	—	2	4	(2)
States, municipalities and political subdivisions, tax-exempt	203	354	(2)	1,034	1,811	(150)
Corporate securities	389	608	(15)	2,624	6,871	(565)
Residential mortgage-backed securities	183	438	(5)	1,620	2,075	(274)
Commercial mortgage-backed securities	112	353	(6)	534	1,317	(132)
Other asset-backed securities	110	394	(18)	761	2,342	(112)
Total fixed maturity securities	1,032	$2,699	$(55)	6,659	$14,842	$(1,283)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of June 30, 2024, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $4 at both June 30, 2024 and December 31, 2023, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

The amortized cost and fair value of fixed maturity securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$197	$197
Due after one year through five years	5,510	5,376
Due after five years through ten years	11,319	11,055
Due after ten years	7,559	7,369
Mortgage-backed securities	6,116	5,752
Total fixed maturity securities	$30,701	$29,749
During the three and six months ended June 30, 2024, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $3,014 and $8,414, respectively. During the three and six months ended June 30, 2023, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $9,675 and $15,085, respectively.
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
Equity Securities
A summary of marketable equity securities at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Equity securities:
Exchange traded funds	$481	$106
Common equity securities	35	45
Private equity securities	78	78
Total	$594	$229
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

Investment (Losses) and Gains
Net investment gains and (losses) for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$17	$11	$39	$21
Gross realized losses from sales	(88)	(99)	(247)	(214)
Impairment losses recognized in income	(3)	(3)	(4)	(10)
Net realized losses from sales of fixed maturity securities	(74)	(91)	(212)	(203)
Equity securities:
Unrealized (losses) gains recognized on equity securities still held at the end of the period	(2)	2	1	(2)
Net realized gains (losses) recognized on equity securities sold during the period	—	1	(1)	4
Net (losses) gains on equity securities	(2)	3	—	2
Other investments:
Gross gains	3	2	10	20
Gross losses	(13)	(16)	(25)	(9)
Impairment losses recognized in income	(1)	(26)	(26)	(29)
Net losses on other investments	(11)	(40)	(41)	(18)
Net losses on investments	$(87)	$(128)	$(253)	$(219)
Accrued Investment Income
At June 30, 2024 and December 31, 2023, accrued investment income totaled $316 and $301, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,700 and $2,380 at June 30, 2024 and December 31, 2023, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of June 30, 2024 and December 31, 2023. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At June 30, 2024 and December 31, 2023, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,269 and $2,255, respectively, of United States Government securities for $261 and $99, respectively, and of residential mortgage-backed securities for $170 and $26, respectively.

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
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $205 and $211 at June 30, 2024 and December 31, 2023, respectively.
During the three and six months ended months ended June 30, 2024, we recognized net gains of $2 and net gains of $7, respectively, on non-hedging derivatives. During the three and six months ended June 30, 2023, we recognized net gains of $7 and net losses of $15 on non-hedging derivatives, respectively.
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
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 is as follows:

	Level I	Level II	Level III	Total
June 30, 2024
Assets:
Cash equivalents	$1,508	$—	$—	$1,508
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,713	—	1,713
Government sponsored securities	—	125	—	125
Foreign government securities	—	69	—	69
States, municipalities and political subdivisions, tax-exempt	—	3,519	—	3,519
Corporate securities	—	15,566	62	15,628
Residential mortgage-backed securities	—	3,853	7	3,860
Commercial mortgage-backed securities	—	1,892	—	1,892
Other asset-backed securities	—	2,176	767	2,943
Total fixed maturity securities, available-for-sale	—	28,913	836	29,749
Equity securities:
Exchange traded funds	481	—	—	481
Common equity securities	13	22	—	35
Private equity securities	—	—	78	78
Total equity securities	494	22	78	594
Other invested assets - common equity securities	19	—	—	19
Securities lending collateral	—	2,701	—	2,701
Derivatives - other assets	—	6	—	6
Total assets	$2,021	$31,642	$914	$34,577
Percentage of total assets at fair value	6%	92%	2%	100%
Liabilities:
Derivatives - other liabilities	$—	$(55)	$—	$(55)
Total liabilities	$—	$(55)	$—	$(55)

December 31, 2023
Assets:
Cash equivalents	$2,210	$—	$—	$2,210
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,844	—	1,844
Government sponsored securities	—	110	—	110
Foreign government securities	—	4	—	4
States, municipalities and political subdivisions, tax-exempt	—	3,902	—	3,902
Corporate securities	—	14,532	46	14,578
Residential mortgage-backed securities	—	3,830	2	3,832
Commercial mortgage-backed securities	—	2,047	—	2,047
Other asset-backed securities	—	3,634	539	4,173
Total fixed maturity securities, available-for-sale	—	29,903	587	30,490
Equity securities:
Exchange traded funds	106	—	—	106
Common equity securities	12	33	—	45
Private equity securities	—	—	78	78
Total equity securities	118	33	78	229
Other invested assets - common equity securities	111	—	—	111
Securities lending collateral	—	2,382	—	2,382
Derivatives - other assets	—	10	—	10
Total assets	$2,439	$32,328	$665	$35,432
Percentage of total assets at fair value	7%	91%	2%	100%
Liabilities:
Derivatives - other liabilities	$—	$(40)	$—	$(40)
Total liabilities	$—	$(40)	$—	$(40)

There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2024 or 2023. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2024 or 2023.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of Paragon in the first quarter of 2024 and the acquisition of BioPlus in the first quarter of 2023. The net assets acquired in our acquisitions of Paragon and BioPlus and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Paragon and BioPlus were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Also in 2023, we entered into a shareholder’s agreement which included certain put and call options on our minority interest ownership of Liberty Dental. The resulting net put option liability was recorded at its fair value measured at the date of acquisition using Level III inputs with an election not to mark the derivative to market. Other than the assets acquired and liabilities assumed in our acquisitions of Paragon and BioPlus and the net put option on Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2024 or 2023.
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
See Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K for details on the methods and assumptions used to estimate the fair value of each class of financial instrument that is recorded at its carrying value in our consolidated balance sheets.

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2024 and December 31, 2023 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2024
Assets:
Other invested assets	$6,791	$—	$—	$6,760	$6,760
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Notes	27,461	—	25,326	—	25,326

December 31, 2023
Assets:
Other invested assets	$5,996	$—	$—	$5,972	$5,972
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Notes	24,895	—	23,569	—	23,569
8.     Income Taxes
During the three months ended June 30, 2024 and 2023, we recognized income tax expense of $685 and $585, respectively, which represent effective income tax rates of 22.9% and 24.0%, respectively. During the six months ended June 30, 2024 and 2023, we recognized income tax expense of $1,375 and $1,200, respectively, which represent effective income tax rates of 23.2% and 23.7%, respectively. The decrease in our effective income tax rate from the three and six months ended June 30, 2023 is primarily due to the favorable resolution of an uncertain tax benefit and the impact of certain investment credits.
Income taxes receivable totaled $369 and $543 at June 30, 2024 and December 31, 2023, respectively. We recognize income taxes receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023
Gross medical claims payable, beginning of period	$15,865	$15,348
Ceded medical claims payable, beginning of period	(7)	(6)
Net medical claims payable, beginning of period	15,858	15,342
Net incurred medical claims:
Current period	60,551	61,290
Prior periods redundancies	(1,473)	(1,112)
Total net incurred medical claims	59,078	60,178
Net payments attributable to:
Current period medical claims	48,297	48,217
Prior periods medical claims	11,584	11,409
Total net payments	59,881	59,626
Net medical claims payable, end of period	15,055	15,894
Ceded medical claims payable, end of period	12	8
Gross medical claims payable, end of period	$15,067	$15,902
At June 30, 2024, the total of net incurred but not reported liabilities plus expected development on reported claims was $452, $2,349 and $12,254 for the claim years 2022 and prior, 2023 and 2024, respectively.
The favorable development recognized in the six months ended June 30, 2024 resulted from faster than expected development of completion factors from the latter part of 2023 as well as trend factors in late 2023 developing more favorably than originally expected. The favorable development recognized in the six months ended June 30, 2023 resulted primarily from trend factors in late 2022 developing more favorably than expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023
Total net incurred medical claims	$59,078	$60,178
Quality improvement and other claims expense	2,040	2,212
Benefit expense	$61,118	$62,390

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of June 30, 2024 is as follows:

Total

Net medical claims payable, end of period	$15,055
Ceded medical claims payable, end of period	12
Insurance lines other than short duration	248
Liabilities held for sale	(111)
Gross medical claims payable, end of period	$15,204

10.     Debt

We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2024 and December 31, 2023, we had $27,436 and $24,870, respectively, outstanding under these notes.
On May 30, 2024, we issued $600 aggregate principal amount of 5.150% Notes due 2029 (the “2029 Notes”), $1,000 aggregate principal amount of 5.375% Notes due 2034 (the “2034 Notes”) and $1,000 aggregate principal amount of 5.650% Notes due 2054 (the “2054 Notes”, and, together with the 2029 Notes and the 2034 Notes, the “Notes”) under our shelf registration statement. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2024. We intend to use the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.

We have an unsecured surplus note with an outstanding principal balance of $25 at both June 30, 2024 and December 31, 2023.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of June 30, 2024, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 39.6%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of June 30, 2024, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the six months ended June 30, 2024 or the year ended December 31, 2023.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. We had $0 outstanding under this program at both June 30, 2024 and December 31, 2023. We have classified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $225 of outstanding short-term borrowings from the FHLBs at each of June 30, 2024 and December 31, 2023.
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

Four notices of appeal of the Final Approval Order were heard by a panel of the United States Court of Appeals for the Eleventh Circuit in September 2023 (the “Eleventh Circuit”), and the Eleventh Circuit affirmed the Court’s Final Approval Order approving the Subscriber Settlement Agreement in October 2023. Petitions for rehearing were filed by certain appellants in November 2023 and December 2023 and were denied in January 2024. As a result, the Eleventh Circuit issued a mandate terminating the jurisdiction of the Eleventh Circuit in February 2024. In March 2024, Home Depot, one of the appellants, filed a petition for certiorari to the United States Supreme Court (the “Supreme Court”). On the respondents' request, the Supreme Court granted an extension to respond until May 2024. In April 2024, David Behenna, another appellant, filed a petition for certiorari to the Supreme Court, and the defendants and the subscriber plaintiffs filed briefs in opposition in May 2024. In June 2024, the Supreme Court declined to grant certiorari, exhausting all appellate rights. The Subscriber Settlement Agreement became effective on June 24, 2024, and the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
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
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 2:22-cv-00261-RDP (N.D. Ala.); and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.) (“VHS”). In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California court presiding over the VHS case upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
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
Express Scripts disputed our contractual claims and it sought declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claimed that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q were (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which the District Court denied in March 2023. In November 2023, the District Court issued a final judgment ending the lawsuit in the District Court after the parties settled and stipulated to dismiss the only remaining claim that had not been disposed of by the court order or stipulation. In December 2023, we filed a notice of appeal with the United States Court of Appeal for the Second Circuit (the “Second Circuit”), regarding the Pricing Claim. Mediation ordered by the Second Circuit occurred in March 2024 and was unsuccessful. We submitted our appellant brief in April 2024. Briefing must be complete by August 2024. The ultimate outcome of this appeal cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “New York District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the New York District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. Fact discovery is ongoing, and the New York District Court will address deadlines to complete discovery at the next case management conference in July 2024. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
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

Contractual Obligations and Commitments
In March 2020, we entered into an agreement with a vendor for information technology infrastructure and related management and support services through June 2025. Our remaining commitment under this agreement at June 30, 2024 is approximately $356. We will have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement that is set to terminate on December 31, 2025. In the first quarter of 2024, CarelonRx began assuming responsibility from CVS for pharmacy mail order front-end intake.
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
A summary of our cash dividend activity for the six months ended June 30, 2024 and 2023 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
April 16, 2024	June 10, 2024	June 25, 2024	$1.63	$378

Six Months Ended June 30, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
April 18, 2023	June 9, 2023	June 23, 2023	$1.48	$350
On July 16, 2024, our Audit Committee declared a third quarter 2024 dividend to shareholders of $1.63 per share, payable on September 25, 2024 to shareholders of record at the close of business on September 10, 2024.
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

A summary of common stock repurchases for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30
	2024	2023
Shares repurchased	2.0	2.7
Average price per share	$506.55	$466.62
Aggregate cost	$1,029	$1,268
Authorization remaining at the end of the period	$3,171	$5,608
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Quarterly Report on Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3.0	$327.14
Granted	0.5	499.31
Exercised	(0.4)	287.38
Forfeited or expired	(0.1)	453.92
Outstanding at June 30, 2024	3.0	359.56	6.18	$554
Exercisable at June 30, 2024	2.0	298.49	4.95	$492
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the six months ended June 30, 2024 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	1.1	$423.94
Granted	0.6	500.66
Vested	(0.6)	354.27
Forfeited	—	469.96
Nonvested at June 30, 2024	1.1	476.95
During the six months ended June 30, 2024, we granted approximately 0.3 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2024 to 2026. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2026 based on results in the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30
	2024	2023
Risk-free interest rate	4.28%	3.95%
Volatility factor	28.00%	29.00%
Quarterly dividend yield	0.327%	0.316%
Weighted-average expected life (years)	4.40	4.40
The following weighted-average fair values per option or share were determined for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30
	2024	2023
Options granted during the period	$134.57	$127.13
Restricted stock awards granted during the period	500.66	469.60

13.     Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net unrealized investment (losses) gains:
Beginning of period balance	$(688)	$(1,330)	$(632)	$(1,755)
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $26, $61, $75 and $(25), respectively	(82)	(191)	(245)	146
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $(17), $(23), $(49) and $(51), respectively	56	72	163	162
Other comprehensive income (loss)	(26)	(119)	(82)	308
Other comprehensive income attributable to noncontrolling interests, net of tax benefit (expense) of $0, $0, $0 and $0, respectively	—	—	—	(2)
End of period balance	(714)	(1,449)	(714)	(1,449)
Non-credit components of impairments on investments:
Beginning of period balance	(3)	(5)	(3)	(3)
Other comprehensive loss, net of tax benefit of $0, $0, $0 and $1, respectively	—	(1)	—	(3)
End of period balance	(3)	(6)	(3)	(6)
Net cash flow hedges:
Beginning of period balance	(209)	(218)	(211)	(229)
Other comprehensive income, net of tax benefit (expense) of $(1), $(1), $(2) and $7, respectively	4	4	6	15
End of period balance	(205)	(214)	(205)	(214)
Pension and other postretirement benefits:
Beginning of period balance	(455)	(497)	(459)	(499)
Other comprehensive income, net of tax expense of $(1), $(1), $(2) and $(2), respectively	4	3	8	5
End of period balance	(451)	(494)	(451)	(494)
Future policy benefits:
Beginning of period balance	8	15	10	13
Other comprehensive income (loss), net of tax benefit of $0, $1, $0 and $1, respectively	1	(3)	(1)	(1)
End of period balance	9	12	9	12
Foreign currency translation adjustments:
Beginning of period balance	(18)	(15)	(18)	(17)
Other comprehensive income (loss), net of tax expense of $0, $(5), $0 and $(3), respectively	(5)	—	(5)	2
End of period balance	(23)	(15)	(23)	(15)
Total:
Total beginning of period accumulated other comprehensive loss	(1,365)	(2,050)	(1,313)	(2,490)
Total other comprehensive (loss) income, net of tax benefit (expense) of $7, $32, $22, and $(72), respectively	(22)	(116)	(74)	326
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit (expense) of $0, $0, $0 and $0 respectively	—	—	—	(2)
Total end of period accumulated other comprehensive loss	$(1,387)	$(2,166)	$(1,387)	$(2,166)

14.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Denominator for basic shareholders' earnings per share – weighted-average shares	232.2	236.6	232.4	237.0
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	1.2	1.2	1.4	1.7
Denominator for diluted shareholders' earnings per share	233.4	237.8	233.8	238.7
During the three months ended June 30, 2024 and 2023, weighted-average shares related to certain stock options of 0.5 and 1.0 respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2024 and 2023, weighted-average shares related to certain stock options of 0.6 and 0.7, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three and six months ended June 30, 2024, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.3 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2024 through 2026. During the three and six months ended months ended June 30, 2023, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2023 through 2025. The contingent restricted stock units have been excluded from the denominators for diluted shareholders' earnings per share and will be included only if and when the contingency is met.
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
Our CarelonRx segment includes our pharmacy services business. CarelonRx markets and offers pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx offers a comprehensive pharmacy services portfolio, which includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies.
Our Carelon Services segment offers a broad array of healthcare related services and capabilities to internal and external customers including utilization management, behavioral health, integrated care delivery, palliative care, payment integrity services and subrogation services, as well as health and wellness programs. At the end of 2023, Carelon Services integrated Carelon Global Solutions into the Carelon family of offerings. The companies under Carelon Global Solutions have been providing services related to data management, information technology and business operations since 2019 and were previously included within our Corporate & Other segment.

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
Financial data by reportable segment for the three and six months ended June 30, 2024 and 2023 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended June 30, 2024
Premiums	$35,096	$—	$794	$794	$—	$(474)	$35,416
Product revenue	—	5,530	—	5,530	—	—	5,530
Service fees	2,063	1	196	197	17	—	2,277
Operating revenue - unaffiliated	37,159	5,531	990	6,521	17	(474)	43,223
Operating revenue - affiliated	—	3,243	3,555	6,798	105	(6,903)	—
Operating revenue - total	$37,159	$8,774	$4,545	$13,319	$122	$(7,377)	$43,223

Operating gain (loss)	$2,145	$497	$208	$705	$(85)	$—	$2,765
Depreciation and amortization of property and equipment	—	—	—	—	234	—	—

Three Months Ended June 30, 2023
Premiums	$36,233	$—	$429	$429	$—	$(73)	$36,589
Product revenue	—	4,859	—	4,859	—		4,859
Service fees	1,767	—	201	201	(39)		1,929
Operating revenue - unaffiliated	38,000	4,859	630	5,489	(39)	(73)	43,377
Operating revenue - affiliated	—	3,607	2,974	6,581	151	(6,732)	—
Operating revenue - total	$38,000	$8,466	$3,604	$12,070	$112	$(6,805)	$43,377

Operating gain (loss)	$2,138	$496	$157	$653	$(163)	$—	$2,628
Depreciation and amortization of property and equipment	—	—	—	—	221	—	—

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Six Months Ended June 30, 2024
Premiums	$70,478	$—	$1,202	$1,202	$—	$(568)	$71,112
Product revenue	—	10,029	—	10,029	—		10,029
Service fees	3,939	2	393	395	21		4,355
Operating revenue - unaffiliated	74,417	10,031	1,595	11,626	21	(568)	85,496
Operating revenue - affiliated	—	6,810	6,959	13,769	228	(13,997)	—
Operating revenue - total	$74,417	$16,841	$8,554	$25,395	$249	$(14,565)	$85,496

Operating gain (loss)	$4,432	$1,020	$498	$1,518	(169)	—	5,781
Depreciation and amortization of property and equipment	—	—	—	—	456		—

Six Months Ended June 30, 2023
Premiums	$71,767	$—	$839	$839	$—	$(149)	$72,457
Product revenue	—	8,881	—	8,881	—		8,881
Service fees	3,513	—	409	409	15		3,937
Operating revenue - unaffiliated	75,280	8,881	1,248	10,129	15	(149)	85,275
Operating revenue - affiliated	—	7,609	5,816	13,425	188	(13,613)	—
Operating revenue - total	$75,280	$16,490	$7,064	$23,554	$203	$(13,762)	$85,275

Operating gain (loss)	$4,287	$1,008	$386	$1,394	$(222)	$—	$5,459
Depreciation and amortization of property and equipment	—	—	—	—	439	—	—

For segment reporting, we present all capitated risk arrangements on a gross basis; therefore, eliminations also include adjustments for unaffiliated capitated risk arrangements that are recognized on a net basis under GAAP, as well as affiliated eliminations.
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Reportable segments’ operating revenue	$43,223	$43,377	$85,496	$85,275
Net investment income	508	416	973	803
Net losses on financial instruments	(85)	(121)	(246)	(234)
Gain on sale of business	240	—	240	—
Total revenues	$43,886	$43,672	$86,463	$85,844

A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Income before income tax expense	$2,986	$2,441	$5,925	$5,060
Net investment income	(508)	(416)	(973)	(803)
Net losses on financial instruments	85	121	246	234
Gain on sale of business	(240)	—	(240)	—
Interest expense	280	261	545	512
Amortization of other intangible assets	162	221	278	456
Reportable segments’ operating gain	$2,765	$2,628	$5,781	$5,459

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
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2024 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2024, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving nearly 46 million medical members through our affiliated health plans as of June 30, 2024. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serve members as the Blue Cross or Blue Cross and Blue Shield licensee in 14 states. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights, Carelon Health and Carelon Behavioral Health.
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
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement that is set to terminate on December 31, 2025. In the first quarter of 2024, CarelonRx began assuming responsibility from CVS for pharmacy mail order front-end intake.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2023 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redeterminations from the Public Health Emergency initially declared in January 2020 relating to COVID-19. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so by June 30, 2023. Most states are expected to complete a majority of their redeterminations by July 31, 2024. Since redeterminations resumed, we have experienced a decline in our Medicaid membership. Over time, we expect growth in our commercial plans, including through the Public Exchanges, as members who have lost Medicaid coverage in our 14 commercial states seek coverage elsewhere.

The Inflation Reduction Act of 2022 contains a variety of provisions that have impacted our business including extending the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing the Centers for Medicare and Medicaid Services (“CMS”) to negotiate prices on a limited set of prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning of the Medicare Part D benefit; requiring drug manufacturers pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023.
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted our business, including additional disclosure and reporting requirements related to broker compensation, mental health parity, pharmacy benefits and drug costs, as well as procedures and coverage requirements related to surprise medical bills and continuity of care for certain patients. The requirements of the 2021 Appropriations Act applicable to us had varying effective dates beginning in December 2021 and extending into 2024.
The health plan price transparency regulations issued by the U.S. Departments of Health and Human Services, Labor and Treasury required us in 2022 to begin disclosing certain pricing information regarding negotiated rates and historical payment information with providers. Additionally, beginning in 2023, we were required to make available to members personalized out-of-pocket cost information and underlying negotiated rates for 500 covered healthcare items and services, which expanded to include all items and services in January 2024.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, continues to impact our business and results of operations, including pricing, minimum medical loss ratios and the geographies in which our products are available.
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
Pursuant to CMS’ Medicare Advantage Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star Rating of 4.0 or higher to qualify for bonus payments. In June 2024, CMS announced that it recalculated the 2024 Star Ratings (payment year 2025) across the industry in light of recent court decisions regarding the application of new calculation methodologies first introduced to the 2024 Star Ratings. As a result of these recalculations, our overall enterprise enrollment-weighted average Star Rating will increase from 3.5 Stars to 4.0 Stars. We now estimate approximately 56% of our Medicare Advantage members to be enrolled in plans rated at least 4.0 Stars or higher, or are too new to be rated, for 2024 Star Ratings, which will be rewarded at the 4.0 Stars level consistent with our enterprise enrollment-weighted average Star Rating (payment year 2025). This reflects an increase over our original estimate of 34% in October 2023.

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
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $240. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses to be divested as of December 31, 2023 and results of operations for the three and six months ending June 30, 2024 were not material.
Pending Acquisitions and Divestitures
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. The acquisition is expected to close in the third quarter of 2024 and is subject to standard closing conditions and customary approvals.
On April 12, 2024, we entered into an agreement to partner with Clayton, Dubilier & Rice (“CD&R”) to accelerate innovation in care delivery across multiple regions in the United States by bringing together through a new company, Augusta Topco Holdings, LLP (“Augusta”), certain care delivery and enablement assets of Carelon Management Services Inc., a Carelon Health business (“CMSI Assets”), and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our investment in Augusta will be through a combination of cash, an existing equity investment in apree health, and the contribution of CMSI Assets. We will account for our initial minority ownership interest in Augusta as an equity method investment. Further, in connection with our equity investment, each party will have certain rights and obligations, including certain put, call, and purchase price true-up options, for which the estimated value will be determinable at the time of the incremental investments. Our and CD&R's investments and contributions to Augusta are subject to standard closing conditions and customary approvals.
The CMSI Assets, along with certain other assets planned to be divested, are included in assets held for sale and liabilities held for sale as of June 30, 2024. In conjunction with the classification as assets held for sale, a $44 impairment of goodwill was recorded during the quarter ended June 30, 2024.
For additional information, see Note 3, “Business Acquisitions and Divestitures” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Litigation Matters
In the consolidated multi-district proceeding in the United States District Court for the Northern District of Alabama (the “Court”) captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), the BCBSA and Blue Cross and/or Blue Shield licensees, including us (the “Blue plans”), previously approved a settlement agreement and release with the plaintiffs representing a putative nationwide class of health plan subscribers (the “Subscriber Settlement Agreement”), which agreement required the Court’s approval to become effective. Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. The Subscriber Settlement Agreement applies only to the subscriber class. The defendants continue to contest the consolidated cases brought by the provider plaintiffs.
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). In compliance with the Subscriber Settlement Agreement, the Company paid $506 into an escrow account in September 2022, for an aggregate and full settlement payment by the Company of $596, which amount was accrued in 2020. The Final Approval Order was appealed to the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), which affirmed the Final Approval Order in October 2023. Petitions for rehearing were denied in January 2024, and the Eleventh Circuit issued a mandate terminating its jurisdiction in February 2024. In March 2024 and April 2024, two of the appellants each filed petitions for certiorari to the United States Supreme Court (the “Supreme Court”), and the defendants and subscriber plaintiffs filed briefs in opposition in May 2024. In June 2024, the Supreme Court declined to grant certiorari, exhausting all appellate rights. The Subscriber Settlement Agreement became effective on June 24, 2024, and the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement became effective and the funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement. For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
Selected Operating Performance
For the twelve months ended June 30, 2024, total medical membership declined by 4.6%. This was primarily driven by Medicaid membership attrition, including as a result of eligibility redeterminations and certain market exits, and lapses exceeding sales in our Employer Group risk-based and Medicare businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual and Federal Employee Health Benefits (“FEHB”) businesses, resulting from sales exceeding lapses.
Operating revenue for the three months ended June 30, 2024 was $43,223, a decrease of $154, or 0.4%, from the three months ended June 30, 2023. This decrease was primarily a result of declines in premiums driven by Medicaid membership attrition. These declines were partially offset by premium rate increases in all lines of business to reflect medical cost trends and increased product revenue from our CarelonRx business, due to growth in external members served and the acquisition of Paragon, which closed in the first quarter of 2024. Operating revenue for the six months ended June 30, 2024 was $85,496, an increase of $221, or 0.3%, from the six months ended June 30, 2023. This increase was primarily a result of premium rate increases in all lines of business to reflect medical cost trends. Increased product revenue from our CarelonRx business also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.
Net income for the three months ended June 30, 2024 was $2,301, an increase of $445, or 24.0%, from the three months ended June 30, 2023. Net income for the six months ended June 30, 2024 was $4,550, an increase of $690, or 17.9%, from the six months ended June 30, 2023. These increases for both the three and six months ended June 30, 2024 were primarily due to improved operating gain performance in all of our reportable segments, gain on the sale of our life and disability business, increased net investment income and lower amortization of other intangible assets. These increases were partially offset by higher income tax expense due to higher income before taxes.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $9.85 for the three months ended June 30, 2024, which represented a 26.4% increase from EPS of $7.79 for the three months ended June 30, 2023. Our EPS was $19.44 for the six months ended June 30, 2024, which represented a 20.7% increase from EPS of $16.10 for the six months ended June 30, 2023. The increase in EPS for both periods resulted primarily from increased shareholders' net income, as well as fewer diluted shares outstanding.
Operating cash flow for the six months ended June 30, 2024 and 2023 was $2,425 and $8,419, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of CMS payments received in the prior year, the impact of the membership decline in our Medicaid business, and the timing of working capital changes, partially offset by higher net income for the six months ended June 30, 2024.
Membership and Other Metrics
The following table presents our medical membership by customer type as of June 30, 2024 and 2023. Also included below are other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services, including both members of our affiliated health plans as well as members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

	June 30
	2024	2023	Change	% Change
Medical Membership (in thousands)
Individual	1,281	949	332	35.0%
Employer Group Risk-Based	3,648	3,765	(117)	(3.1)%
Commercial Risk-Based	4,929	4,714	215	4.6%
BlueCard®1	6,692	6,720	(28)	(0.4)%
Employer Group Fee-Based	20,542	20,160	382	1.9%
Commercial Fee-Based	27,234	26,880	354	1.3%
Medicare Advantage	2,031	2,059	(28)	(1.4)%
Medicare Supplement	894	926	(32)	(3.5)%
Total Medicare	2,925	2,985	(60)	(2.0)%
Medicaid	9,028	11,759	(2,731)	(23.2)%
Federal Employees Health Benefits (“FEHB”)	1,660	1,634	26	1.6%
Total Medical Membership	45,776	47,972	(2,196)	(4.6)%

Other Membership (in thousands)[2]
Dental Members	7,008	6,728	280	4.2%
Dental Administration Members	1,851	1,694	157	9.3%
Vision Members	10,275	9,850	425	4.3%
Medicare Part D Standalone Members	260	263	(3)	(1.1)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	78.2	77.4	0.8	1.0%
Carelon Services Consumers Served	102.3	103.6	(1.3)	(1.3)%
1    BlueCard® membership at June 30, 2023 has been restated lower by 17 to align to our current reporting, which is the Blue Cross Blue Shield Association reporting methodology.
2    We are no longer presenting our Life and Disability membership following the sale of that business in the three months ended June 30, 2024.
Medical Membership
The decrease in medical membership was primarily driven by Medicaid membership attrition, including as a result of eligibility redeterminations and certain market exits, and lapses exceeding sales in our Employer Group risk-based and

Medicare businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual and FEHB businesses, resulting from sales exceeding lapses.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Individual, Employer Group fee-based and FEHB businesses. Dental administration membership increased primarily due to favorable in-group change with other BCBSA plans associated with the FEHB program. Vision membership increased due to sales exceeding lapses in our Employer Group fee-based and Individual businesses and increased sales associated with our Medicare Advantage plans.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2024 vs. 2023		2024 vs. 2023
	2024	2023	2024	2023	$	%	$	%

Total operating revenue	$43,223	$43,377	$85,496	$85,275	$(154)	(0.4)%	$221	0.3%
Net investment income	508	416	973	803	92	22.1%	170	21.2%
Net losses on financial instruments	(85)	(121)	(246)	(234)	36	(29.8)%	(12)	5.1%
Gain on sale of business	240	—	240	—	240	NM	240	NM
Total revenues	43,886	43,672	86,463	85,844	214	0.5%	619	0.7%
Benefit expense	30,572	31,604	61,118	62,390	(1,032)	(3.3)%	(1,272)	(2.0)%
Cost of products sold	4,820	4,327	8,645	7,808	493	11.4%	837	10.7%
Operating expense	5,066	4,818	9,952	9,618	248	5.1%	334	3.5%
Other expense[1]	442	482	823	968	(40)	(8.3)%	(145)	(15.0)%
Total expenses	40,900	41,231	80,538	80,784	(331)	(0.8)%	(246)	(0.3)%
Income before income tax expense	2,986	2,441	5,925	5,060	545	22.3%	865	17.1%
Income tax expense	685	585	1,375	1,200	100	17.1%	175	14.6%
Net income	$2,301	$1,856	$4,550	$3,860	$445	24.0%	$690	17.9%
Net income attributable to noncontrolling interests	(1)	(3)	(4)	(18)	2	NM	14	NM
Shareholders’ net income	$2,300	$1,853	$4,546	$3,842	$447	24.1%	$704	18.3%

Average diluted shares outstanding	233.4	237.8	233.8	238.7	(4.4)	(1.9)%	(4.9)	(2.1)%
Diluted shareholders’ earnings per share	$9.85	$7.79	$19.44	$16.10	$2.06	26.4%	$3.34	20.7%
Effective tax rate	22.9%	24.0%	23.2%	23.7%		(110) bp3		(50) bp3
Benefit expense ratio[2]	86.3%	86.4%	85.9%	86.1%		(10) bp3		(20) bp3
Operating expense ratio[4]	11.7%	11.1%	11.6%	11.3%		60 bp3		30 bp3
Income before income tax expense as a percentage of total revenues	6.8%	5.6%	6.9%	5.9%		120 bp3		100 bp3
Shareholders’ net income as a percentage of total revenues	5.2%	4.2%	5.3%	4.5%		110 bp3		80 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2024 and 2023 were $35,416 and $36,589, respectively. Premiums for the six months ended June 30, 2024 and 2023 were $71,112 and $72,457, respectively.
3    bp = basis point; one hundred basis points = 1%.

4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Total operating revenue decreased primarily as a result of declines in premiums driven by Medicaid membership attrition. These declines were partially offset by premium rate increases in all lines of business to reflect medical cost trends and increased product revenue from our CarelonRx business.
Net investment income increased primarily due to higher income from alternative investments and fixed maturity securities.
Net losses on financial instruments decreased primarily due reduced losses on other investments.
During the three months ended June 30, 2024, we experienced a gain on sale of business due to the sale of our life and disability business.
Benefit expense decreased primarily due to Medicaid membership attrition, partially offset by increases due to medical cost trends in our other Health Benefits businesses.
Our benefit expense ratio decreased primarily driven by premium rate increases in our Health Benefits segment to reflect medical cost trends.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy revenues increased.
Operating expense increased primarily due to increased spend to support targeted investments and integration costs related to recent acquisitions.
Our operating expense ratio increased primarily due to the increase in operating expenses described above.
Other expense declined primarily due to decreased amortization of other intangible assets. During the three months ended June 30, 2023, we had increased amortization of other intangible assets as the amortization period of certain assets was shortened to align with the dates our new branding took place.
Our shareholders’ net income as a percentage of total revenues increased in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 as a result of all factors discussed above.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Total operating revenue increased primarily as a result of premium rate increases in all lines of business to reflect medical cost trends. Increased product revenue from our CarelonRx business also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.
Net investment income increased primarily due to higher income from fixed maturity securities and alternative investments.
Net losses on financial instruments increased slightly primarily due to increased losses on equity securities and fixed maturity securities, partially offset by reduced losses on other investments.
During the six months ended June 30, 2024, we experienced a gain on sale of business due to the sale of our life and disability business.
Benefit expense decreased primarily due to Medicaid membership attrition, partially offset by increases due to medical cost trends in our other Health Benefits businesses.
Our benefit expense ratio decreased primarily driven by premium rate increases in our Health Benefits segment to reflect medical cost trends.

Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy revenues increased.
Operating expense increased primarily due to increased spend to support targeted investments and integration costs related to recent acquisitions.
Our operating expense ratio increased primarily due to the increase in operating expenses described above, partially offset by the favorable impact of operating revenue growth.
Other expense declined primarily due to decreased amortization of other intangible assets. During the six months ended June 30, 2023, we had increased amortization of other intangible assets as the amortization period of certain assets was shortened to align with the dates our new branding took place.
Our shareholders’ net income as a percentage of total revenues increased in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and service fees. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense. It does not include net investment income, net losses on financial instruments, gain on sale of business, interest expense, amortization of other intangible assets or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2024 and 2023:

			Six Months Ended June 30		Change
	Three Months Ended June 30				Three Months Ended June 30		Six Months Ended June 30
					2024 vs. 2023		2024 vs. 2023
	2024	2023	2024	2023	$	%	$	%
Operating Revenue
Health Benefits	$37,159	$38,000	$74,417	$75,280	$(841)	(2.2)%	$(863)	(1.1)%
CarelonRx	8,774	8,466	16,841	16,490	308	3.6%	351	2.1%
Carelon Services	4,545	3,604	8,554	7,064	941	26.1%	1,490	21.1%
Corporate & Other	122	112	249	203	10	8.9%	46	22.7%
Eliminations	(7,377)	(6,805)	(14,565)	(13,762)	(572)	8.4%	(803)	5.8%
Total operating revenue	$43,223	$43,377	$85,496	$85,275	$(154)	(0.4)%	$221	0.3%

Operating Gain (Loss)
Health Benefits	$2,145	$2,138	$4,432	$4,287	$7	0.3%	$145	3.4%
CarelonRx	497	496	1,020	1,008	1	0.2%	12	1.2%
Carelon Services	208	157	498	386	51	32.5%	112	29.0%
Corporate & Other	(85)	(163)	(169)	(222)	78	(47.9)%	53	(23.9)%
Total operating gain	$2,765	$2,628	$5,781	$5,459	$137	5.2%	$322	5.9%

Operating Margin
Health Benefits	5.8%	5.6%	6.0%	5.7%		20 bp		30 bp
CarelonRx	5.7%	5.9%	6.1%	6.1%		(20) bp		0 bp
Carelon Services	4.6%	4.4%	5.8%	5.5%		20 bp		30 bp
Total operating margin	6.4%	6.1%	6.8%	6.4%		30 bp		40 bp
bp = basis point; one hundred basis points = 1%.
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Health Benefits
Operating revenue decreased primarily as a result of lower premiums driven by Medicaid membership attrition, partially offset by premium rate increases in all lines of business to reflect medical cost trends.
Operating gain increased primarily as a result of premium yields, including due to disciplined commercial underwriting and the release of a reserve established against prior period service fee revenue, offset by the impact of Medicaid membership attrition.
CarelonRx
Operating revenue increased primarily due to higher prescription volume associated with growth in external pharmacy members and the acquisition of Paragon in 2024, partially offset by the impact of Medicaid membership attrition.
The increase in operating gain was primarily driven by growth of product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.

Carelon Services
Operating revenue increased primarily due to the continued expansion of our medical management, behavioral health and post-acute care services.
The increase in operating gain was primarily driven by improved performance in our behavioral health and medical management businesses, partially offset by increased medical cost trends in our post-acute business and the impact of the Medicaid membership attrition.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss decreased primarily due to a decrease in unallocated corporate expenses.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Health Benefits
Operating revenue decreased primarily as a result of lower premiums driven by Medicaid membership attrition, partially offset by premium rate increases in all lines of business to reflect medical cost trends.
Operating gain increased primarily as a result of premium yields, including due to disciplined commercial underwriting, partially offset by the impact of Medicaid membership attrition.
CarelonRx
Operating revenue increased primarily due to higher prescription volume associated with growth in external pharmacy members and the acquisition of Paragon in 2024, partially offset by the impact of Medicaid membership attrition.
The increase in operating gain was primarily driven by growth of product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.
Carelon Services
Operating revenue increased primarily due to the continued expansion of our medical management, behavioral health and post-acute care services.
The increase in operating gain was primarily driven by improved performance in our behavioral health and medical management businesses, partially offset by increased medical cost trends in our post-acute business and the impact of the Medicaid membership attrition.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss decreased primarily due to a decrease in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2023 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2023, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations.” As of June 30, 2024, our critical accounting policies and estimates have not changed from those described in our 2023 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2024, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2023 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2024 and 2023, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2024 and 2023, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2024	2023
Assumed trend factors	$621	$709
Assumed completion factors	852	403
Total	$1,473	$1,112
The favorable development recognized in the six months ended June 30, 2024 resulted from favorable development in the completion factors resulting from the latter part of 2023 developing faster than expected as well as trend factors in late 2023 developing more favorably than originally expected. The favorable development recognized in the six months ended June 30, 2023 resulted primarily from trend factors in late 2022 developing more favorably than expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed to the favorable development for the six months ended June 30, 2023.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 79.8% and 78.7% for the six months ended June 30, 2024 and 2023, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly higher during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the six months ended June 30, 2024, this metric was 10.2%, driven by both favorable completion factor development from 2023 and favorable trend factor development at the end of 2023. For the six months ended June 30, 2023, this metric was 7.8%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2024, this metric was 1.2%, which was calculated using the redundancy of $1,473. For the six months ended June 30, 2023, the comparable metric was 1.0%, which was calculated using the redundancy of $1,112. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.

New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the three months ended June 30, 2024, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2024, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30
	2024	2023	Change
Sources of Cash:
Net cash provided by operating activities	$2,425	$8,419	$(5,994)
Proceeds from the sale of subsidiaries, net of cash sold	399	—	399
Issuances of short- and long-term debt, net of repayments	2,580	666	1,914
Changes in securities lending payable	320	145	175
Proceeds from issuance of common stock under employee stock plans	157	81	76
Total sources of cash	5,881	9,311	(3,430)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,415)	(1,653)	238
Purchases of subsidiaries, net of cash acquired	(1,124)	(1,651)	527
Repurchase and retirement of common stock	(1,029)	(1,268)	239
Purchases of property and equipment	(602)	(651)	49
Cash dividends	(757)	(701)	(56)
Changes in securities lending collateral	(321)	(145)	(176)
Changes in bank overdrafts	(479)	(500)	21
Other uses of cash, net	(157)	(140)	(17)
Total uses of cash	(5,884)	(6,709)	825
Effect of foreign exchange rates on cash and cash equivalents	(5)	2	(7)
Net (decrease) increase in cash and cash equivalents	$(8)	$2,604	$(2,612)
The decrease in net cash provided by operating activities was primarily due to the timing of CMS payments received in the prior year, the impact of the membership decline in our Medicaid business, and the timing of working capital changes, partially offset by higher net income for the six months ended June 30, 2024.
Other significant changes in sources or uses of cash year-over-year included an increase in the issuance of short- and long-term debt, net of repayments, lower amounts for purchases of subsidiaries, net of cash acquired, proceeds from the sale of subsidiaries, net of cash sold, reduced amounts for repurchase and retirement of common stock and reduced purchases of investments, net of proceeds from sales, maturities, calls and redemptions.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $36,840 at June 30, 2024. Since December 31, 2023, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $405, primarily due to the purchase of subsidiaries, the repurchase and retirement of common stock, cash dividends, the purchase of property and equipment and changes in bank overdrafts outstanding, partially offset by the issuance of short- and long-term debt, net of repayments, net cash provided by operating activities and proceeds from the sale of subsidiaries, net of cash sold.
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

At June 30, 2024, we held $2,649 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 39.6% and 38.9% as of June 30, 2024 and December 31, 2023, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of June 30, 2024 or December 31, 2023. As of June 30, 2024, we were in compliance with all of the debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had no commercial paper outstanding at either June 30, 2024 or December 31, 2023. Beginning June 30, 2023, we have reclassified our commercial paper balances, if any, from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $225 of outstanding short-term borrowings from the FHLBs at each of June 30, 2024 and December 31, 2023.

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
For additional information regarding our sources and uses of capital at June 30, 2024, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; failure to effectively maintain and modernize our information systems or failure of our information systems or technology, including artificial intelligence, to operate as intended; failure to effectively maintain the availability and integrity of our data; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star Ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; the effects of any negative publicity related to the health benefits industry in general or us in particular; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2023 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2024, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2024 to April 30, 2024	392,179	$514.05	391,044	$3,432
May 1, 2024 to May 31, 2024	363,480	531.36	362,179	3,240
June 1, 2024 to June 30, 2024	130,070	537.37	127,919	3,171
	885,729		881,142
1    Total number of shares purchased includes 4,587 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2024, we repurchased 881,142 shares at a total cost of $462 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $5,000 on January 24, 2023 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, the following directors and officers (as defined in Rule-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
•Gail Boudreaux, President and Chief Executive Officer and member of our Board of Directors, adopted a stock trading plan on April 19, 2024, pursuant to which she may sell up to 34,000 shares of our common stock prior to October 31, 2024.

•Ramiro Peru, a member of our Board of Directors, adopted a stock trading plan on May 6, 2024, pursuant to which he may sell up to 753 shares of the Company’s common stock prior to May 6, 2025.

•Mark Kaye, Executive Vice President and Chief Financial Officer, adopted a stock trading plan on April 22, 2024, pursuant to which he may sell up to 6,758 shares of our common stock prior to February 28, 2025.

Each of these trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2		Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.

4.4	(v)	Form of 5.150% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2024.

	(w)	Form of 5.375% Notes due 2034, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 30, 2024.

	(x)	Form of 5.650% Notes due 2054, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 30, 2024.

4.5		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

July 17, 2024	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

July 17, 2024	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)