Form 10-Q
period 2024-09-30
Elevance Health, Inc.
filed 2024-10-17
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒
As of October 11, 2024, 231,922,815 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$7,866	$6,526
Fixed maturity securities (amortized cost of $28,739 and $30,446; allowance for credit losses of $2 and $4)	28,954	29,614
Equity securities	1,113	229
Premium receivables	7,209	7,902
Self-funded receivables	5,135	4,558
Other receivables	6,055	5,405
Other current assets	5,949	5,795
Assets held for sale	565	—
Total current assets	62,846	60,029
Long-term investments:
Fixed maturity securities (amortized cost of $883 and $890; allowance for credit losses of $0 and $0)	893	876
Other invested assets	9,394	6,107
Property and equipment, net	4,505	4,359
Goodwill	25,967	25,317
Other intangible assets	10,325	10,273
Other noncurrent assets	2,603	1,967
Total assets	$116,533	$108,928

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,346	$16,111
Other policyholder liabilities	4,402	5,600
Unearned income	1,793	1,402
Accounts payable and accrued expenses	6,255	6,910
Short-term borrowings	360	225
Current portion of long-term debt	2,100	1,649
Other current liabilities	11,614	9,894
Liabilities held for sale	163	—
Total current liabilities	42,033	41,791
Long-term debt, less current portion	24,688	23,246
Reserves for future policy benefits	248	778
Deferred tax liabilities, net	2,092	1,970
Other noncurrent liabilities	3,593	1,738
Total liabilities	72,654	69,523
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 231,929,643 and 233,071,088	2	2
Additional paid-in capital	9,105	8,868
Retained earnings	35,157	31,749
Accumulated other comprehensive loss	(489)	(1,313)
Total shareholders’ equity	43,775	39,306
Noncontrolling interests	104	99
Total equity	43,879	39,405
Total liabilities and equity	$116,533	$108,928
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
(In millions, except per share data)
Revenues
Premiums	$36,809	$35,259	$107,921	$107,716
Product revenue	5,887	5,177	15,916	14,058
Service fees	2,023	2,044	6,378	5,981
Total operating revenue	44,719	42,480	130,215	127,755
Net investment income	551	493	1,524	1,296
Net losses on financial instruments	(125)	(124)	(371)	(358)
(Loss) gain on sale of business	(39)	—	201	—
Total revenues	45,106	42,849	131,569	128,693
Expenses
Benefit expense	32,949	30,606	94,067	92,996
Cost of products sold	5,093	4,648	13,738	12,456
Operating expense	5,269	5,470	15,221	15,088
Interest expense	300	259	845	771
Amortization of other intangible assets	122	212	400	668
Total expenses	43,733	41,195	124,271	121,979
Income before income tax expense	1,373	1,654	7,298	6,714
Income tax expense	365	354	1,740	1,554
Net income	1,008	1,300	5,558	5,160
Net loss (income) attributable to noncontrolling interests	8	(11)	4	(29)
Shareholders’ net income	$1,016	$1,289	$5,562	$5,131
Shareholders’ net income per share
Basic	$4.38	$5.48	$23.94	$21.70
Diluted	$4.36	$5.45	$23.81	$21.56
Dividends per share	$1.63	$1.48	$4.89	$4.44
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
(In millions)
Net income	$1,008	$1,300	$5,558	$5,160
Other comprehensive income (loss), net of tax:
Change in net unrealized losses/gains on investments	887	(352)	805	(44)
Change in non-credit component of impairment losses on investments	—	2	—	(1)
Change in net unrealized gains/losses on cash flow hedges	2	1	8	16
Change in net periodic pension and postretirement costs	3	2	11	7
Change in future policy benefits	(1)	3	(2)	2
Foreign currency translation adjustments	7	(4)	2	(2)
Other comprehensive income (loss)	898	(348)	824	(22)
Net loss (income) attributable to noncontrolling interests	8	(11)	4	(29)
Other comprehensive income attributable to noncontrolling interests	—	2	—	—
Total shareholders’ comprehensive income	$1,914	$943	$6,386	$5,109

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2024	2023
(In millions)
Operating activities
Net income	$5,558	$5,160
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	371	358
Gain on sale of business	(201)	—
Equity in net losses of other invested assets	15	70
Depreciation and amortization	995	1,321
Impairment of property and equipment	103	446
Deferred income taxes	(258)	(361)
Share-based compensation	220	217
Changes in operating assets and liabilities:
Receivables, net	(490)	(727)
Other invested assets	(73)	(46)
Other assets	(934)	(936)
Policy liabilities	(1,812)	333
Unearned income	392	3,220
Accounts payable and other liabilities	928	1,717
Income taxes	231	257
Other, net	57	3
Net cash provided by operating activities	5,102	11,032
Investing activities
Purchases of investments	(14,706)	(24,337)
Proceeds from sale of investments	11,611	7,830
Maturities, calls and redemptions from investments	1,481	14,531
Changes in securities lending collateral	(160)	55
Proceeds from sale of subsidiaries, net of cash sold	399	—
Purchases of subsidiaries, net of cash acquired	(1,124)	(1,570)
Purchases of property and equipment	(934)	(970)
Other, net	(96)	(82)
Net cash used in investing activities	(3,529)	(4,543)
Financing activities
Proceeds from long-term borrowings	2,580	2,574
Repayments of long-term borrowings	(800)	(1,908)
Proceeds from short-term borrowings	210	—
Repayments of short-term borrowings	(75)	(265)
Changes in securities lending payable	158	(54)
Changes in bank overdrafts	(172)	(523)
Repurchase and retirement of common stock	(1,089)	(1,748)
Cash dividends	(1,135)	(1,049)
Proceeds from issuance of common stock under employee stock plans	205	112
Taxes paid through withholding of common stock under employee stock plans	(106)	(99)
Other, net	9	5
Net cash used in financing activities	(215)	(2,955)
Effect of foreign exchange rates on cash and cash equivalents	2	(2)
Change in cash and cash equivalents	1,360	3,532
Cash and cash equivalents at beginning of period	6,526	7,387
Less cash and cash equivalents included in assets held for sale at end of period	(20)	—
Cash and cash equivalents at end of period	$7,866	$10,919
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
Net income	—	—	—	2,246	—	3	2,249
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(44)	(525)	—	—	(569)
Dividends and dividend equivalents	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	59	—	—	—	59
March 31, 2024	232.5	2	8,883	33,088	(1,365)	102	40,710
Net income	—	—	—	2,300	—	1	2,301
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock, including excise tax	(0.9)	—	(34)	(432)	—	—	(466)
Dividends and dividend equivalents	—	—	—	(381)	—	—	(381)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	152	—	—	—	152
June 30, 2024	231.9	2	9,001	34,575	(1,387)	106	42,297
Net income (loss)	—	—	—	1,016	—	(8)	1,008
Other comprehensive income	—	—	—	—	898	—	898
Noncontrolling interest adjustment	—	—	—	—	—	6	6
Repurchase and retirement of common stock, including excise tax	(0.1)	—	(5)	(55)	—	—	(60)
Dividends and dividend equivalents	—	—	—	(379)	—	—	(379)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	109	—	—	—	109
September 30, 2024	231.9	$2	$9,105	$35,157	$(489)	$104	$43,879

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2022	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income	—	—	—	1,989	—	15	2,004
Other comprehensive income	—	—	—	—	440	2	442
Repurchase and retirement of common stock, including excise tax	(1.3)	—	(51)	(575)	—	—	(626)
Dividends and dividend equivalents	—	—	—	(354)	—	—	(354)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	6	—	—	—	6
Convertible debenture repurchases, conversions and tax adjustments	—	—	(342)	—	—	—	(342)
March 31, 2023	237.1	2	8,697	30,707	(2,050)	104	37,460
Net income	—	—	—	1,853	—	3	1,856
Other comprehensive loss	—	—	—	—	(116)	—	(116)
Repurchase and retirement of common stock, including excise tax	(1.4)	—	(52)	(600)	—	—	(652)
Dividends and dividend equivalents	—	—	—	(352)	—	—	(352)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	116	—	—	—	116
June 30, 2023	235.9	2	8,761	31,608	(2,166)	107	38,312
Net income	—	—	—	1,289	—	11	1,300
Other comprehensive loss	—	—	—	—	(346)	(2)	(348)
Repurchase and retirement of common stock	(1.1)	—	(40)	(445)	—	—	(485)
Dividends and dividend equivalents	—	—	—	(349)	—	—	(349)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	109	—	—	—	109
September 30, 2023	234.9	$2	$8,830	$32,103	$(2,512)	$116	$38,539

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2024
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving nearly 46 million medical members through our affiliated health plans as of September 30, 2024. As a lifetime, trusted health partner, we offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Health Benefits (“FEHB”) Program. We provide an array of specialty services both to customers of our subsidiary health plans and also to unaffiliated health plans, including pharmacy services, dental, vision and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. In addition, we serve members in numerous states as Freedom Health, HealthSun, MMM, Optimum HealthCare, Simply Healthcare and/or Wellpoint. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare-related services as Carelon Insights, Carelon Health and Carelon Behavioral Health.
We have organized our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — unites select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related brands and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
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

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 have been recorded. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $339 and $294 at September 30, 2024 and December 31, 2023, respectively, and are included in the “Cash and cash equivalents” line on our consolidated balance sheets.
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
If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in “Accumulated other comprehensive loss.” Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in “Accumulated other comprehensive loss.”
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

For asset-backed securities included in “Fixed maturity securities”, we recognize income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the purchase date of the securities. Such adjustments are reported within net investment income.
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
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. We recognize the collateral as an asset, which is reported under the caption “Other current assets” in our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category in our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in “Accumulated other comprehensive loss” as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.

Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Premium receivables include the uncollected amounts from employer risk-based groups, individuals and government programs for insurance services. Premium receivables are reported net of an allowance for doubtful accounts of $185 and $212 at September 30, 2024 and December 31, 2023, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $89 and $87 at September 30, 2024 and December 31, 2023, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,140 and $941 at September 30, 2024 and December 31, 2023, respectively.
Revenue Recognition: For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at September 30, 2024 or December 31, 2023. For the three and nine months ended September 30, 2024 and 2023, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
3.    Business Acquisitions and Divestitures
Investments in Joint Ventures and Completed Acquisitions
On August 6, 2024, we made an investment of $2,580, consisting of cash and the net put option discussed in Note 6 "Derivative Financial Instruments", that resulted in our minority interest ownership of approximately 35% of Augusta Topco Holdings, L.P. (“Mosaic Health”), a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services Inc. (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group (see Note 5, “Investments”).
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of September 30, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $411 has been allocated to finite-lived intangible assets and $751 to goodwill. The majority of the goodwill is not deductible for income tax purposes. Since closing and during the measurement period we have adjusted goodwill by $(2). As of September 30, 2024, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of September 30, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values, of which $820 has been allocated to finite-lived intangible assets and $893 to goodwill. The majority of goodwill is not deductible for income tax purposes. The accounting for the acquisition was finalized as of March 31, 2024. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $201, net of a contingent purchase price adjustment of $(39) in the three months ended September 30, 2024. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested as of December 31, 2023 and results of operations for the nine months ending September 30, 2024 were not material.

Pending Acquisitions
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. The acquisition is expected to close in the fourth quarter of 2024 and is subject to standard closing conditions and customary approvals.
On October 15, 2024, we entered into an agreement to acquire RSV QOZB LTSS, Inc. and certain affiliated entities (d/b/a CareBridge), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible populations receiving long-term services and support. This acquisition aligns with Carelon Service's care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close in the fourth quarter of 2024 or first quarter of 2025 and is subject to standard closing conditions and customary approvals.
4.    Business Optimization Initiatives
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. Actions to be taken under the 2023-2024 Business Efficiency Program were substantially finalized as of September 30, 2024. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2025.
In the third quarter of 2024, we incurred $268 of costs towards the 2023-2024 Business Efficiency Program. This included primarily $72 of pre-tax charges for information technology asset write-offs, $165 of pre-tax personnel-related charges for the reduction and/or relocation of staff, which includes severance and related costs primarily determined under our existing severance plans, and $31 of pre-tax charges from asset impairments related to the closure or partial closure of offices, including operating lease-related right-of-use assets and other property and equipment. These charges were recognized as operating expense in the Corporate & Other segment.
The ending balances related to the total liabilities for employee termination costs under the 2023-2024 Business Efficiency Program at September 30, 2024 and December 31, 2023 were $267 and $191, respectively. During the nine months ended September 30, 2024, there were $165 in charges recorded related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $89.
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

A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2024 and December 31, 2023 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

September 30, 2024
Fixed maturity securities:
United States Government securities	$1,795	$40	$(19)	$—	$1,816
Government sponsored securities	160	4	(2)	—	162
Foreign government securities	24	—	(1)	—	23
States, municipalities and political subdivisions, tax-exempt	3,431	91	(84)	—	3,438
Corporate securities	15,588	607	(264)	(1)	15,930
Residential mortgage-backed securities	3,878	75	(171)	—	3,782
Commercial mortgage-backed securities	1,967	39	(49)	(1)	1,956
Other asset-backed securities	2,779	45	(84)	—	2,740
Total fixed maturity securities	$29,622	$901	$(674)	$(2)	$29,847
December 31, 2023
Fixed maturity securities:
United States Government securities	$1,873	$25	$(54)	$—	$1,844
Government sponsored securities	112	1	(3)	—	110
Foreign government securities	5	1	(2)	—	4
States, municipalities and political subdivisions, tax-exempt	3,985	69	(152)	—	3,902
Corporate securities	14,838	322	(580)	(2)	14,578
Residential mortgage-backed securities	4,071	40	(279)	—	3,832
Commercial mortgage-backed securities	2,174	13	(138)	(2)	2,047
Other asset-backed securities	4,278	25	(130)	—	4,173
Total fixed maturity securities	$31,336	$496	$(1,338)	$(4)	$30,490
Other asset-backed securities primarily consists of collateralized loan obligations and other debt securities.
Allowances for credit losses have been recorded in the amount of $2 and $4 at September 30, 2024 and December 31, 2023, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

For fixed maturity securities in an unrealized loss position at September 30, 2024 and December 31, 2023, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2024
Fixed maturity securities:
United States Government securities	8	$98	$—	29	$387	$(19)
Government sponsored securities	1	13	—	36	47	(2)
Foreign government securities	1	—	—	2	4	(1)
States, municipalities and political subdivisions, tax-exempt	62	85	(1)	715	1,111	(83)
Corporate securities	207	348	(7)	1,469	3,382	(257)
Residential mortgage-backed securities	31	58	(1)	1,405	1,568	(170)
Commercial mortgage-backed securities	27	91	(1)	339	784	(48)
Other asset-backed securities	58	129	(8)	264	835	(76)
Total fixed maturity securities	395	$822	$(18)	4,259	$8,118	$(656)
December 31, 2023
Fixed maturity securities:
United States Government securities	35	$552	$(9)	44	$370	$(45)
Government sponsored securities	—	—	—	40	52	(3)
Foreign government securities	—	—	—	2	4	(2)
States, municipalities and political subdivisions, tax-exempt	203	354	(2)	1,034	1,811	(150)
Corporate securities	389	608	(15)	2,624	6,871	(565)
Residential mortgage-backed securities	183	438	(5)	1,620	2,075	(274)
Commercial mortgage-backed securities	112	353	(6)	534	1,317	(132)
Other asset-backed securities	110	394	(18)	761	2,342	(112)
Total fixed maturity securities	1,032	$2,699	$(55)	6,659	$14,842	$(1,283)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of September 30, 2024, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their maturity or anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
The amortized cost and fair value of fixed maturity securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$264	$259
Due after one year through five years	5,110	5,117
Due after five years through ten years	11,404	11,627
Due after ten years	6,999	7,106
Mortgage-backed securities	5,845	5,738
Total fixed maturity securities	$29,622	$29,847

During the three and nine months ended September 30, 2024, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $3,870 and $12,284, respectively. During the three and nine months ended September 30, 2023, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $6,236 and $21,321, respectively.
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
Equity Securities
A summary of marketable equity securities at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Equity securities:
Exchange traded funds	$994	$106
Common equity securities	40	45
Private equity securities	79	78
Total	$1,113	$229
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
As discussed in Note 3, during the three months ended September 30, 2024, we made an initial investment in Mosaic Health which is accounted for as an equity method investment. Including all direct transaction costs, our investment was $2,580, representing approximately 35% of Mosaic Health ownership. Our additional contribution of the CMSI Assets to Mosaic Health is subject to certain closing conditions and customary approvals and is expected to be made in the fourth quarter of 2024 or first quarter of 2025.
The CMSI Assets, along with certain other unrelated assets planned to be divested, are included under the captions “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of September 30, 2024.
In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a revolving credit facility of up to $500 to Mosaic Health. Net amounts receivable under these arrangements were $188 at September 30, 2024, which is included under the caption “Other noncurrent assets” in our consolidated balance sheets as of September 30, 2024.

Investment (Losses) and Gains
Net investment (losses) and gains for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$53	$13	$92	$34
Gross realized losses from sales	(107)	(164)	(354)	(377)
Impairment (losses) gains recognized in income	(9)	2	(13)	(8)
Net realized losses from sales of fixed maturity securities	(63)	(149)	(275)	(351)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held at the end of the period	3	—	4	(1)
Net realized (losses) gains recognized on equity securities sold during the period	(3)	2	(4)	5
Net gains on equity securities	—	2	—	4
Other investments:
Gross gains	35	86	45	91
Gross losses	—	(68)	(25)	(62)
Impairment losses recognized in income	(98)	(8)	(124)	(37)
Net (losses) gains on other investments	(63)	10	(104)	(8)
Net losses on investments	$(126)	$(137)	$(379)	$(355)
Accrued Investment Income
At September 30, 2024 and December 31, 2023, accrued investment income totaled $300 and $301, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. The fair value of the collateral received at the time of the transactions amounted to $2,538 and $2,380 at September 30, 2024 and December 31, 2023, respectively. The value of the collateral represented 102% of the market value of the securities on loan at each of September 30, 2024 and December 31, 2023. We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At September 30, 2024 and December 31, 2023, the remaining contractual maturity of our securities lending agreements included overnight and continuous transactions of cash for $2,320 and $2,255, respectively, United States Government securities for $218 and $99, respectively, and residential mortgage-backed securities for $0 and $26, respectively.

6.    Derivative Financial Instruments
We use derivative financial instruments to manage interest rate and foreign exchange risk and credit exposure. We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the Secured Overnight Financing Rate (“SOFR”). Any amounts recognized for changes in fair value of these derivatives are included in the captions “Other current assets,” “Other noncurrent assets,” “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets, as applicable.
The unrecognized loss for all expired and terminated cash flow hedges included in “Accumulated other comprehensive loss”, was $203 and $211 at September 30, 2024 and December 31, 2023, respectively.
During the three and nine months ended months ended September 30, 2024, we recognized net gains of $1 and $8, respectively, on non-hedging derivatives. During the three and nine months ended September 30, 2023, we recognized net gains of $13 and net losses of $3 on non-hedging derivatives, respectively.
In connection with our equity investment in Mosaic Health (see Note 5, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provides for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The net put option’s preliminary estimated fair value liability of $1,330, which is a non-cash item measured at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheet as of September 30, 2024. We have elected to not mark the net put option to market, and the value of the net put option will remain on our balance sheet until it is exercised or expires.
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
For a description of the methods and assumptions that are used to estimate and determine the fair value hierarchy classification for each class of financial instruments, see Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 is as follows:

	Level I	Level II	Level III	Total
September 30, 2024
Assets:
Cash equivalents	$2,680	$—	$—	$2,680
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,816	—	1,816
Government sponsored securities	—	162	—	162
Foreign government securities	—	23	—	23
States, municipalities and political subdivisions, tax-exempt	—	3,438	—	3,438
Corporate securities	—	15,885	45	15,930
Residential mortgage-backed securities	—	3,782	—	3,782
Commercial mortgage-backed securities	—	1,956	—	1,956
Other asset-backed securities	—	1,953	787	2,740
Total fixed maturity securities, available-for-sale	—	29,015	832	29,847
Equity securities:
Exchange traded funds	994	—	—	994
Common equity securities	13	27	—	40
Private equity securities	—	—	79	79
Total equity securities	1,007	27	79	1,113
Other invested assets - common equity securities	24	—	—	24
Securities lending collateral	—	2,538	—	2,538
Derivatives - other assets	—	97	—	97
Total assets	$3,711	$31,677	$911	$36,299
Percentage of total assets at fair value	10%	87%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(26)	$—	$(26)
Total liabilities	$—	$(26)	$—	$(26)

December 31, 2023
Assets:
Cash equivalents	$2,210	$—	$—	$2,210
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,844	—	1,844
Government sponsored securities	—	110	—	110
Foreign government securities	—	4	—	4
States, municipalities and political subdivisions, tax-exempt	—	3,902	—	3,902
Corporate securities	—	14,532	46	14,578
Residential mortgage-backed securities	—	3,830	2	3,832
Commercial mortgage-backed securities	—	2,047	—	2,047
Other asset-backed securities	—	3,634	539	4,173
Total fixed maturity securities, available-for-sale	—	29,903	587	30,490
Equity securities:
Exchange traded funds	106	—	—	106
Common equity securities	12	33	—	45
Private equity securities	—	—	78	78
Total equity securities	118	33	78	229
Other invested assets - common equity securities	111	—	—	111
Securities lending collateral	—	2,382	—	2,382
Derivatives - other assets	—	10	—	10
Total assets	$2,439	$32,328	$665	$35,432
Percentage of total assets at fair value	7%	91%	2%	100%
Liabilities:
Derivatives - other liabilities	$—	$(40)	$—	$(40)
Total liabilities	$—	$(40)	$—	$(40)
There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2024 or 2023. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2024 or 2023.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of Paragon in the first quarter of 2024 and BioPlus in the first quarter of 2023. The net assets acquired in our acquisitions of Paragon and BioPlus and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Paragon and BioPlus were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation.
In 2024, we entered into a limited partnership and related agreements which included certain put and call options on our minority interest ownership of Mosaic Health. Also, in 2023, we entered into a limited liability company agreement which included certain put and call options on our minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of Liberty Dental Plan Corporation (“Liberty Dental”). The resulting net put option liabilities were recorded at their fair value measured at the date of acquisition using Level III inputs based on a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. We have elected to not mark the net put option to market, and the value of the net put option will remain on our balance sheet until it is exercised or expires.
Other than the assets acquired and liabilities assumed in our acquisitions of Paragon and BioPlus and the net put options on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2024 or 2023.
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
See Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K for details on the methods and assumptions used to estimate the fair value for each class of financial instruments that are recorded at their carrying value in our consolidated balance sheets.

A summary of the estimated fair values by level for each class of financial instruments that are recorded at their carrying value on our consolidated balance sheets at September 30, 2024 and December 31, 2023 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2024
Assets:
Other invested assets	$8,041	$—	$—	$8,024	$8,024
Liabilities:
Debt:
Short-term borrowings	360	—	360	—	360
Notes	26,788	—	25,602	—	25,602

December 31, 2023
Assets:
Other invested assets	$5,996	$—	$—	$5,972	$5,972
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Notes	24,895	—	23,569	—	23,569
8.     Income Taxes
During the three months ended September 30, 2024 and 2023, we recognized income tax expense of $365 and $354, respectively, which represent effective income tax rates of 26.6% and 21.4%, respectively. During the nine months ended September 30, 2024 and 2023, we recognized income tax expense of $1,740 and $1,554, respectively, which represent effective income tax rates of 23.8% and 23.1%, respectively. The increase in our effective income tax rate from the three and nine months ended September 30, 2023 was primarily due to an increase in reserves for uncertain tax positions.
Income taxes receivable totaled $312 and $543 at September 30, 2024 and December 31, 2023, respectively. We recognize income taxes receivable as an asset under the caption “Other current assets” in our consolidated balance sheets.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Gross medical claims payable, beginning of period	$15,865	$15,348
Ceded medical claims payable, beginning of period	(7)	(6)
Net medical claims payable, beginning of period	15,858	15,342
Net incurred medical claims:
Current period	92,715	91,058
Prior periods redundancies	(1,610)	(1,342)
Total net incurred medical claims	91,105	89,716
Net payments attributable to:
Current period medical claims	79,220	77,048
Prior periods medical claims	12,567	12,097
Total net payments	91,787	89,145
Net medical claims payable, end of period	15,176	15,913
Ceded medical claims payable, end of period	9	4
Gross medical claims payable, end of period	$15,185	$15,917
At September 30, 2024, the total of net incurred but not reported liabilities plus expected development on reported claims was $285, $1,396 and $13,495 for the claim years 2022 and prior, 2023 and 2024, respectively.
The favorable development recognized in the nine months ended September 30, 2024 resulted from faster than expected development of completion factors from the latter part of 2023 as well as trend factors in late 2023 developing more favorably than originally expected. The favorable development recognized in the nine months ended September 30, 2023 resulted primarily from trend factors in late 2022 developing more favorably than expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Total net incurred medical claims	$91,105	$89,716
Quality improvement and other claims expense	2,962	3,280
Benefit expense	$94,067	$92,996

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheet, as of September 30, 2024 is as follows:

Total

Net medical claims payable, end of period	$15,176
Ceded medical claims payable, end of period	9
Insurance lines other than short duration	269
Liabilities held for sale	(108)
Gross medical claims payable, end of period	$15,346

10.     Debt
We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2024 and December 31, 2023, we had $26,763 and $24,870, respectively, outstanding under these notes.
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
On August 15, 2024, we repaid, at maturity, the $800 outstanding balance of our 3.500% senior unsecured notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2024 and December 31, 2023.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of September 30, 2024, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 38.2%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of September 30, 2024, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the nine months ended September 30, 2024 or during the twelve months ended December 31, 2023.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. We had no amounts outstanding under this program at both September 30, 2024 and December 31, 2023.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $360 and $225 of outstanding short-term borrowings from the FHLBs at September 30, 2024 and December 31, 2023, respectively.
All debt is a direct obligation of Elevance Health, Inc., except for the FHLBs borrowings.
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

Four notices of appeal of the Final Approval Order were heard by a panel of the United States Court of Appeals for the Eleventh Circuit in September 2023 (the “Eleventh Circuit”), and the Eleventh Circuit affirmed the Court’s Final Approval Order approving the Subscriber Settlement Agreement in October 2023. Petitions for rehearing were filed by certain appellants in November 2023 and December 2023 and were denied in January 2024. As a result, the Eleventh Circuit issued a mandate terminating the jurisdiction of the Eleventh Circuit in February 2024. In March 2024, Home Depot, one of the appellants, filed a petition for certiorari to the United States Supreme Court (the “Supreme Court”). On the respondents' request, the Supreme Court granted an extension to respond until May 2024. In April 2024, David Behenna, another appellant, filed a petition for certiorari to the Supreme Court, and the defendants and the subscriber plaintiffs filed briefs in opposition in May 2024. In June 2024, the Supreme Court declined to grant certiorari, exhausting all appellate rights. The Subscriber Settlement Agreement and the defendants' payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024, with the request for second Blue plan bid provisions effective in September 2024. The funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
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
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determined the standard of review applicable to the providers’ claims. In response to that order, the parties filed renewed standard of review motions, and in June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants, and (ii) granting the provider plaintiffs’ motion for partial summary judgment, determining that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the provider groups’ boycott claims are subject to the rule of reason. In December 2023, the Court denied defendants’ motion for summary judgment on providers’ damage claims as time-barred and speculative and provider plaintiffs’ motion for partial summary judgment on the defendants’ single entity defense due to the existence of genuine issues of material fact. In January 2024, the Court issued orders (i) denying defendants’ motion for summary judgment on (a) all claims by certain hospital providers and (b) any claims based on the Blue system's rules other than exclusive serviced areas or BlueCard and (ii) denying provider plaintiffs’ motion for partial summary judgment on defendants’ common law trademark claims. Provider plaintiffs’ motion for class certification, filed in October 2020, remains pending.
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024 the provider plaintiffs filed a motion for preliminary approval with the Court. If approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024. We recognized this estimated payment obligation as operating expense in the Corporate & Other segment (see Note 15, “Segment Information”).

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
Express Scripts disputed our contractual claims and it sought declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claimed that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, the only remaining claims as of the filing of this Quarterly Report on Form 10-Q were (i) our operational breach claim based on Express Scripts’ prior authorization processes and (ii) Express Scripts’ counterclaim for breach of the market check provision of the ESI Agreement. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which the District Court denied in March 2023. In November 2023, the District Court issued a final judgment ending the lawsuit in the District Court after the parties settled and stipulated to dismiss the only remaining claim that had not been disposed of by the court order or stipulation. In December 2023, we filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), regarding the Pricing Claim. Mediation ordered by the Second Circuit occurred in March 2024 and was unsuccessful. We submitted our appellant brief in April 2024. Briefing was completed in August 2024, and oral arguments before the Second Circuit are scheduled for October 2024. The ultimate outcome of this appeal cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the District Court in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. Fact discovery is ongoing. In July 2024, the District Court issued a scheduling order setting the deadlines for the completion of fact discovery in February 2025 and October 2025 for the completion of expert discovery. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement at September 30, 2024 is approximately $2,107. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
A summary of our cash dividend activity for the nine months ended September 30, 2024 and 2023 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
April 16, 2024	June 10, 2024	June 25, 2024	$1.63	$378
July 16, 2024	September 10, 2024	September 25, 2024	$1.63	$378

Nine Months Ended September 30, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
April 18, 2023	June 9, 2023	June 23, 2023	$1.48	$350
July 18, 2023	September 8, 2023	September 22, 2023	$1.48	$348
On October 15, 2024, our Audit Committee declared a fourth quarter 2024 dividend to shareholders of $1.63 per share, payable on December 20, 2024 to shareholders of record at the close of business on December 5, 2024.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On October 15, 2024, our Audit Committee, pursuant to authorization granted by the Board of Directors, authorized an $8,000 increase to the common stock repurchase program. As of October 15, 2024, $11,111 was available for repurchase under the program. No duration has been placed on the common stock repurchase program, and we reserve the right to discontinue the program at any time. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stock repurchase program is discretionary, as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30
	2024	2023
Shares repurchased	2.1	3.8
Average price per share	$506.80	$462.42
Aggregate cost	$1,089	$1,748
Authorization remaining at the end of the period	$3,111	$5,128
For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Quarterly Report on Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3.0	$327.14
Granted	0.5	499.64
Exercised	(0.5)	288.96
Forfeited or expired	(0.1)	452.26
Outstanding at September 30, 2024	2.9	361.50	5.91	$462
Exercisable at September 30, 2024	1.9	299.01	4.70	$424

A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the nine months ended September 30, 2024 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	1.1	$423.94
Granted	0.6	502.01
Vested	(0.6)	355.63
Forfeited	(0.1)	475.21
Nonvested at September 30, 2024	1.0	478.61
During the nine months ended September 30, 2024, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2024 to 2026. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2026 based on results in the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30
	2024	2023
Risk-free interest rate	4.28%	3.95%
Volatility factor	28.00%	29.00%
Quarterly dividend yield	0.327%	0.316%
Weighted-average expected life (years)	4.40	4.40
The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30
	2024	2023
Options granted during the period	$134.65	$127.08
Restricted stock awards granted during the period	502.01	469.30

13.     Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net unrealized investment (losses) gains:
Beginning of period balance	$(714)	$(1,449)	$(632)	$(1,755)
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(263), $145, $(189) and $119, respectively	841	(464)	595	(317)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $(17), $(35), $(65) and $(86), respectively	46	112	210	273
Other comprehensive income (loss)	887	(352)	805	(44)
Other comprehensive income attributable to noncontrolling interests, net of tax benefit (expense) of $0, $(1), $0 and $(1), respectively	—	2	—	—
End of period balance	173	(1,799)	173	(1,799)
Non-credit components of impairments on investments:
Beginning of period balance	(3)	(6)	(3)	(3)
Other comprehensive income (loss), net of tax expense of $0, $(1), $0 and $0, respectively	—	2	—	(1)
End of period balance	(3)	(4)	(3)	(4)
Net cash flow hedges:
Beginning of period balance	(205)	(214)	(211)	(229)
Other comprehensive income, net of tax benefit (expense) of $0, $(1), $(2) and $6, respectively	2	1	8	16
End of period balance	(203)	(213)	(203)	(213)
Pension and other postretirement benefits:
Beginning of period balance	(451)	(494)	(459)	(499)
Other comprehensive income, net of tax expense of $(1), $0, $(3) and $(2), respectively	3	2	11	7
End of period balance	(448)	(492)	(448)	(492)
Future policy benefits:
Beginning of period balance	9	12	10	13
Other comprehensive income (loss), net of tax benefit of $0, $0, $0 and $0, respectively	(1)	3	(2)	2
End of period balance	8	15	8	15
Foreign currency translation adjustments:
Beginning of period balance	(23)	(15)	(18)	(17)
Other comprehensive income (loss), net of tax benefit of $0, $1, $0 and $0, respectively	7	(4)	2	(2)
End of period balance	(16)	(19)	(16)	(19)
Total:
Total beginning of period accumulated other comprehensive loss	(1,387)	(2,166)	(1,313)	(2,490)
Total other comprehensive (loss) income, net of tax expense of $(281), $109, $(259), and $37, respectively	898	(348)	824	(22)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit (expense) of $0, $(1), $0 and $(1) respectively	—	2	—	—
Total end of period accumulated other comprehensive loss	$(489)	$(2,512)	$(489)	$(2,512)

14.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Denominator for basic shareholders' earnings per share – weighted-average shares	231.9	235.3	232.3	236.4
Effect of dilutive securities – employee stock options, nonvested restricted stock awards and convertible debentures	1.2	1.2	1.3	1.6
Denominator for diluted shareholders' earnings per share	233.1	236.5	233.6	238.0
During the three months ended September 30, 2024 and 2023, weighted-average shares related to certain stock options of 0.5 and 0.9 respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2024 and 2023, weighted-average shares related to certain stock options of 0.5 and 0.8, respectively, were excluded from each of the denominators for diluted earnings per share because the stock options were anti-dilutive.
During the three and nine months ended September 30, 2024, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2024 through 2026. During the three and nine months ended September 30, 2023, we issued approximately 0.0 and 0.6 restricted stock units under our stock incentive plans, 0.0 and 0.2 of which vesting is contingent upon us meeting specified annual earnings targets for the three-year period of 2023 through 2025. The contingent restricted stock units have been excluded from the denominators for diluted shareholders' earnings per share and will be included only if and when the contingency is met.
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
Financial data by reportable segment for the three and nine months ended September 30, 2024 and 2023 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended September 30, 2024
Premiums	$36,448	$—	$680	$680	$—	$(319)	$36,809
Product revenue	—	5,887	—	5,887	—	—	5,887
Service fees	1,830	2	201	203	(10)	—	2,023
Operating revenue - unaffiliated	38,278	5,889	881	6,770	(10)	(319)	44,719
Operating revenue - affiliated	—	3,254	3,757	7,011	84	(7,095)	—
Operating revenue - total	$38,278	$9,143	$4,638	$13,781	$74	$(7,414)	$44,719

Operating gain (loss)	$1,604	$619	$184	$803	$(999)	$—	$1,408
Depreciation and amortization of property and equipment	—	—	—	—	231	—	231

Three Months Ended September 30, 2023
Premiums	$34,934	$—	$422	$422	$—	$(97)	$35,259
Product revenue	—	5,177	—	5,177	—	—	5,177
Service fees	1,810	4	218	222	12	—	2,044
Operating revenue - unaffiliated	36,744	5,181	640	5,821	12	(97)	42,480
Operating revenue - affiliated	—	3,337	2,869	6,206	83	(6,289)	—
Operating revenue - total	$36,744	$8,518	$3,509	$12,027	$95	$(6,386)	$42,480

Operating gain (loss)	$1,834	$477	$192	$669	$(747)	$—	$1,756
Depreciation and amortization of property and equipment	—	—	—	—	220	—	220

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Nine Months Ended September 30, 2024
Premiums	$106,926	$—	$1,882	$1,882	$—	$(887)	$107,921
Product revenue	—	15,916	—	15,916	—	—	15,916
Service fees	5,769	4	594	598	11	—	6,378
Operating revenue - unaffiliated	112,695	15,920	2,476	18,396	11	(887)	130,215
Operating revenue - affiliated	—	10,064	10,716	20,780	312	(21,092)	—
Operating revenue - total	$112,695	$25,984	$13,192	$39,176	$323	$(21,979)	$130,215

Operating gain (loss)	$6,036	$1,639	$682	$2,321	$(1,168)	$—	$7,189
Depreciation and amortization of property and equipment	—	—	—	—	687	—	687

Nine Months Ended September 30, 2023
Premiums	$106,701	$—	$1,261	$1,261	$—	$(246)	$107,716
Product revenue	—	14,058	—	14,058	—	—	14,058
Service fees	5,323	4	627	631	27	—	5,981
Operating revenue - unaffiliated	112,024	14,062	1,888	15,950	27	(246)	127,755
Operating revenue - affiliated	—	10,946	8,685	19,631	271	(19,902)	—
Operating revenue - total	$112,024	$25,008	$10,573	$35,581	$298	$(20,148)	$127,755

Operating gain (loss)	$6,121	$1,485	$578	$2,063	$(969)	$—	$7,215
Depreciation and amortization of property and equipment	—	—	—	—	659	—	659

For segment reporting, we present all capitated risk arrangements on a gross basis; therefore, eliminations also include adjustments for affiliated and unaffiliated capitated risk arrangements that are recognized on a net basis under GAAP, as well as other affiliated eliminations.
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Reportable segments’ operating revenue	$44,719	$42,480	$130,215	$127,755
Net investment income	551	493	1,524	1,296
Net losses on financial instruments	(125)	(124)	(371)	(358)
(Loss) gain on sale of business	(39)	—	201	—
Total revenues	$45,106	$42,849	$131,569	$128,693

A reconciliation of income before income tax expense to reportable segments’ operating gain included in our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Income before income tax expense	$1,373	$1,654	$7,298	$6,714
Net investment income	(551)	(493)	(1,524)	(1,296)
Net losses on financial instruments	125	124	371	358
Loss (gain) on sale of business	39	—	(201)	—
Interest expense	300	259	845	771
Amortization of other intangible assets	122	212	400	668
Reportable segments’ operating gain	$1,408	$1,756	$7,189	$7,215

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
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2024 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2024, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving nearly 46 million medical members through our affiliated health plans as of September 30, 2024. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serve members as the Blue Cross or Blue Cross and Blue Shield licensee in 14 states. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights, Carelon Health and Carelon Behavioral Health.
We have organized our brand portfolio into the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed plans;
•Wellpoint — unites select non-BCBSA licensed Medicare, Medicaid and commercial plans under the Wellpoint name; and
•Carelon — this brand brings together our healthcare-related brands and capabilities, including our CarelonRx and Carelon Services businesses, under a single brand name.
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

Business Trends
We made the decision to expand our participation in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) for 2024. For 2024, we are offering Individual Public Exchange products in 141 of the 143 rating regions in which we operate, in comparison to 138 of 143 rating regions in 2023. As described in “Regulatory Trends and Uncertainties” below, we expect growth over time in our Public Exchange membership as Medicaid members who are no longer eligible for Medicaid coverage continue to exit the Medicaid program and seek coverage elsewhere. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose, significant modifications to existing laws and regulations, including changes to taxes and fees. In addition, growth in our government-sponsored business exposes us to increased regulatory oversight.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2023 Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redeterminations from the COVID-19 Public Health Emergency initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so by June 30, 2023. While most states have completed this process, the Centers for Medicare and Medicaid Services (“CMS”) has provided that states have until December 31, 2025 to complete these eligibility redeterminations. Since redeterminations resumed, we have experienced a decline in our Medicaid membership. We expect growth over time in our commercial plans, including through the Public Exchanges, as members who have lost Medicaid coverage in states where we offer commercial plans seek coverage elsewhere.

The Inflation Reduction Act of 2022 contains a variety of provisions that have impacted our business including extending the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing CMS to negotiate prices on a limited set of prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning of the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023. If Congress does not act to extend the enhanced PTC, they will expire at the end of 2025.
The Consolidated Appropriations Act of 2021 has impacted our business, including additional disclosure and reporting requirements related to broker compensation, mental health parity, pharmacy benefits and drug costs, as well as procedures and coverage requirements related to surprise medical bills and continuity of care for certain patients. The requirements applicable to us had varying effective dates beginning in December 2021. In September 2024, the U.S. Departments of Health and Human Services, Labor, and Treasury (the “Tri-Agencies”) issued final regulations related to mental health parity that will require health plans to make administrative and operational changes. Additional guidance from the Tri-Agencies will be necessary to assess the full impact of these regulations on our operations and financial results.
The health plan price transparency regulations issued by the Tri-Agencies required us in 2022 to begin disclosing certain pricing information regarding negotiated rates and historical payment information with providers. Additionally, as directed by law, we make available to members personalized out-of-pocket cost information and underlying negotiated rates.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, continues to impact our business and results of operations, including pricing, minimum medical loss ratios, and the geographies in which our products are available.
For additional discussion regarding regulatory trends and uncertainties and risk factors, see Part I, Item 1, “Business – Regulation,” Part I, Item 1A, “Risk Factors” and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program includes the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. Actions to be taken under the 2023-2024 Business Efficiency Program were substantially finalized as of September 30, 2024. For additional information, see Note 4, “Business Optimization Initiatives” of the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Pursuant to CMS’ Medicare Advantage Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star Rating of 4.0 or higher to qualify for bonus payments. The Company’s 2024 Star Ratings, which are used for payment year 2025, reflect 53% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher. This is an increase over the original 2024 Star Rating of 34% in October 2023 based on subsequent recalculations by CMS.
CMS released the 2025 Star Ratings in October 2024, which will be used to determine the Company’s Medicare Advantage bonus payments in 2026. The Company’s 2025 Star Ratings reflect 38% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher. We expect a reduction to our 2026 operating revenue of approximately $183, net of offsets from contracting provisions. Further, we expect to mitigate the financial impact to our 2026 operating gain and net income per share through various strategies such as contract diversification, operating expense efficiencies, capital deployment alternatives and network enhancements.

Business Acquisitions and Divestitures
Investments in Joint Ventures and Completed Acquisitions
On August 6, 2024, we made an equity investment that resulted in our minority interest ownership of Mosaic Health, a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services Inc.(“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our initial investment was $2,580 and is accounted for as an equity method investment. Our additional contribution of the CMSI Assets to Mosaic Health is subject to certain closing conditions and customary approvals and is expected to be made in the fourth quarter of 2024. Further, in connection with our equity investment, each party has certain rights and obligations, including certain put, call, and purchase price true-up options, for which we recorded a net written option liability of $1,330 at September 30, 2024.
The CMSI Assets, along with certain other unrelated assets planned to be divested, are included in “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheet as of September 30, 2024.
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
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $201, including contingent purchase price adjustments. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested as of December 31, 2023 and the results of operations for such businesses for the nine months ending September 30, 2024 were not material.
Pending Acquisitions
On December 31, 2023, we entered into an agreement to acquire Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. The acquisition is expected to close in the fourth quarter of 2024 and is subject to standard closing conditions and customary approvals.
On October 15, 2024, we entered into an agreement to acquire RSV QOZB LTSS, Inc. and certain affiliated entities (d/b/a CareBridge), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible populations receiving long-term services and support. This acquisition aligns with Carelon Service's care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. The acquisition is expected to close in the fourth quarter of 2024 or first quarter of 2025 and is subject to standard closing conditions and customary approvals.
For additional information, see Note 3, “Business Acquisitions and Divestitures” and Note 5, “Investments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Litigation Matters
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in 28 states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”) that is pending before the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.
The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), and in compliance with the Subscriber Settlement Agreement, we paid $506 into an escrow account in September 2022, for an aggregate settlement payment by us of $596, which amount was accrued in 2020. The Subscriber Settlement Agreement and the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024 with the request for second Blue plan bid provision effective in September 2024. The funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
The BCBSA and the Blue plans have approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024, the provider plaintiffs filed a motion for preliminary approval with the Court. If approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024.
For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
For the twelve months ended September 30, 2024, total medical membership declined by 3.3%. This was primarily driven by Medicaid membership attrition, including as a result of eligibility redeterminations and certain market exits, and lapses exceeding sales in our Employer Group risk-based and Medicare businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual and Federal Employee Health Benefits (“FEHB”) businesses, resulting from sales exceeding lapses.
Operating revenue for the three months ended September 30, 2024 was $44,719, an increase of $2,239, or 5.3%, from the three months ended September 30, 2023. Operating revenue for the nine months ended September 30, 2024 was $130,215, an increase of $2,460, or 1.9%, from the nine months ended September 30, 2023. These increases for both the three and nine months ended September 30, 2024 were primarily a result of premium rate increases in all lines of business in recognition of medical cost trends. Increased product revenue from our CarelonRx business also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.
Net income for the three months ended September 30, 2024 was $1,008, a decrease of $292, or 22.5%, from the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024 was primarily due to a net decrease in operating gain in our reportable segments and a $39 decrease of the gain on sale of our life and disability businesses due to contingent purchase price adjustments, partially offset by increased net investment income and lower amortization of other intangible assets. Net income for the nine months ended September 30, 2024 was $5,558, an increase of $398, or 7.7%, from the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 was primarily due to increased net investment income, gain on the sale of our life and disability businesses and lower amortization of other intangible assets, partially offset by higher income tax expense due to higher income before taxes.

Our fully-diluted shareholders’ earnings per share (“EPS”) was $4.36 for the three months ended September 30, 2024, which represented a 20.0% decrease from EPS of $5.45 for the three months ended September 30, 2023. The decrease in EPS resulted primarily from decreased shareholders' net income, partially offset by the impact of fewer diluted shares outstanding. Our EPS was $23.81 for the nine months ended September 30, 2024, which represented a 10.4% increase from EPS of $21.56 for the nine months ended September 30, 2023. The increase in EPS resulted primarily from increased shareholders' net income, as well as fewer diluted shares outstanding.
Operating cash flow for the nine months ended September 30, 2024 and 2023 was $5,102 and $11,032, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of CMS payments received in the prior year, the impact of the membership decline in our Medicaid business, and the timing of working capital changes, partially offset by higher net income for the nine months ended September 30, 2024.
Membership and Other Metrics
The following table presents our medical membership by customer type as of September 30, 2024 and 2023. Also included below are other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services, including both members of our affiliated health plans as well as members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

	September 30
	2024	2023	Change	% Change
Medical Membership (in thousands)
Individual	1,299	999	300	30.0%
Employer Group Risk-Based	3,672	3,754	(82)	(2.2)%
Commercial Risk-Based	4,971	4,753	218	4.6%
BlueCard®1	6,677	6,737	(60)	(0.9)%
Employer Group Fee-Based	20,589	20,166	423	2.1%
Commercial Fee-Based	27,266	26,903	363	1.3%
Medicare Advantage	2,047	2,064	(17)	(0.8)%
Medicare Supplement	894	928	(34)	(3.7)%
Total Medicare	2,941	2,992	(51)	(1.7)%
Medicaid	8,926	11,018	(2,092)	(19.0)%
Federal Employees Health Benefits (“FEHB”)	1,656	1,640	16	1.0%
Total Medical Membership	45,760	47,306	(1,546)	(3.3)%

Other Membership (in thousands)[2]
Dental Members	7,021	6,775	246	3.6%
Dental Administration Members	1,878	1,708	170	10.0%
Vision Members	10,382	9,861	521	5.3%
Medicare Part D Standalone Members	258	261	(3)	(1.1)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	80.2	77.3	2.9	3.8%
Carelon Services Consumers Served	101.3	104.8	(3.5)	(3.3)%
1    BlueCard® membership at September 30, 2023 has been restated lower by 19 to align to our current reporting, which is the Blue Cross Blue Shield Association reporting methodology.
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

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2024 vs. 2023		2024 vs. 2023
	2024	2023	2024	2023	$	%	$	%

Total operating revenue	$44,719	$42,480	$130,215	$127,755	$2,239	5.3%	$2,460	1.9%
Net investment income	551	493	1,524	1,296	58	11.8%	228	17.6%
Net losses on financial instruments	(125)	(124)	(371)	(358)	(1)	0.8%	(13)	3.6%
(Loss) gain on sale of business	(39)	—	201	—	(39)	NM	201	NM
Total revenues	45,106	42,849	131,569	128,693	2,257	5.3%	2,876	2.2%
Benefit expense	32,949	30,606	94,067	92,996	2,343	7.7%	1,071	1.2%
Cost of products sold	5,093	4,648	13,738	12,456	445	9.6%	1,282	10.3%
Operating expense	5,269	5,470	15,221	15,088	(201)	(3.7)%	133	0.9%
Other expense[1]	422	471	1,245	1,439	(49)	(10.4)%	(194)	(13.5)%
Total expenses	43,733	41,195	124,271	121,979	2,538	6.2%	2,292	1.9%
Income before income tax expense	1,373	1,654	7,298	6,714	(281)	(17.0)%	584	8.7%
Income tax expense	365	354	1,740	1,554	11	3.1%	186	12.0%
Net income	$1,008	$1,300	$5,558	$5,160	$(292)	(22.5)%	$398	7.7%
Net loss (income) attributable to noncontrolling interests	8	(11)	4	(29)	19	NM	33	NM
Shareholders’ net income	$1,016	$1,289	$5,562	$5,131	$(273)	(21.2)%	$431	8.4%

Average diluted shares outstanding	233.1	236.5	233.6	238.0	(3.4)	(1.4)%	(4.4)	(1.8)%
Diluted shareholders’ earnings per share	$4.36	$5.45	$23.81	$21.56	$(1.09)	(20.0)%	$2.25	10.4%
Effective tax rate	26.6%	21.4%	23.8%	23.1%		510 bp3		70 bp3
Benefit expense ratio[2]	89.5%	86.8%	87.2%	86.3%		270 bp3		80 bp3
Operating expense ratio[4]	11.8%	12.9%	11.7%	11.8%		(110) bp3		(10) bp3
Income before income tax expense as a percentage of total revenues	3.0%	3.9%	5.5%	5.2%		(80) bp3		40 bp3
Shareholders’ net income as a percentage of total revenues	2.2%	3.0%	4.2%	4.0%		(70) bp3		20 bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2024 and 2023 were $36,809 and $35,259, respectively. Premiums for the nine months ended September 30, 2024 and 2023 were $107,921 and $107,716, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Total operating revenue increased primarily as a result of premium rate increases in all lines of business in recognition of medical cost trends. Increased product revenue from our CarelonRx business also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.

Net investment income increased primarily due to higher income from fixed maturity securities.
During the three months ended September 30, 2024, we decreased the gain on sale of our life and disability businesses by $39 for contingent purchase price adjustments.
Benefit expense increased primarily due to increases in medical cost trend in our Health Business segment, which was driven primarily by Medicaid rates being inadequate to cover medical cost trends that are well in excess of historical averages due to a shift in the mix in our Medicaid membership base related to eligibility redeterminations. These increases were partially offset by declines driven by Medicaid membership attrition.
Our benefit expense ratio increased primarily as a result of the shift in the mix of our Medicaid membership base related to eligibility redeterminations, partially offset by premium rate increases across all segments to reflect medical cost trends.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy revenues increased.
Operating expense decreased primarily due to disciplined cost management and lower business optimization charges during the three months ended September 30, 2024, partially offset by the accrual for the Provider Settlement Agreement associated with the BCBSA Litigation recorded in the three months ended September 30, 2024.
Our operating expense ratio decreased primarily due to disciplined cost management, lower business optimization charges during the three months ended September 30, 2024 and the favorable impact of operating revenue growth, partially offset by the accrual for the Provider Settlement Agreement associated with the BCBSA Litigation.
Other expense declined primarily due to decreased amortization of other intangible assets during the three months ended September 30, 2024. During the three months ended September 30, 2023, we had increased amortization of other intangible assets as the amortization period of certain assets was shortened to align with the dates our new branding took place. This decrease was partially offset by an increase in interest expense during the three months ended September 30, 2024.
Our effective tax rate increased primarily due to an increase in reserves for uncertain tax positions.
Our shareholders’ net income as a percentage of total revenues decreased in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of all factors discussed above.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Total operating revenue increased primarily as a result of premium rate increases in all lines of business in recognition of medical cost trends. Increased product revenue from our CarelonRx business also contributed to the overall increase. These increases were partially offset by overall declines in premiums driven by Medicaid membership attrition.
Net investment income increased primarily due to higher income from fixed maturity securities and alternative investments.
Net losses on financial instruments increased primarily due to increased losses on alternative investments and equity securities, partially offset by increased gains on fixed maturity securities.
During the nine months ended September 30, 2024, we experienced a gain on sale of business due to the sale of our life and disability businesses.
Benefit expense increased primarily due to increases in medical cost trend in our Health Business segment, which was driven primarily by Medicaid rates being inadequate to cover medical cost trends that are well in excess of historical averages due to a shift in the mix in our Medicaid membership base related to eligibility redeterminations. These increases were partially offset by declines driven by Medicaid membership attrition.
Our benefit expense ratio increased primarily as a result of the shift in the mix of our Medicaid membership base related to eligibility redeterminations, partially offset by premium rate increases across all segments in recognition of medical cost trends.

Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated customers. Cost of products sold increased as the corresponding pharmacy revenues increased.
Operating expense increased primarily due to the accrual recorded in the three months ended September 30, 2024 for the Provider Settlement Agreement associated with the BCBSA Litigation, partially offset by disciplined cost management and lower business optimization charges during the nine months ended September 30, 2024.
Our operating expense ratio decreased primarily due to disciplined cost management, lower business optimization charges during the nine months ended September 30, 2024 and the favorable impact of operating revenue growth, partially offset by the accrual for the Provider Settlement Agreement associated with the BCBSA Litigation.
Other expense declined primarily due to decreased amortization of other intangible assets during the nine months ended September 30,2024. During the nine months ended September 30, 2023, we had increased amortization of other intangible assets as the amortization period of certain assets was shortened to align with the dates our new branding took place.
Our effective tax rate increased primarily due to an increase in reserves for uncertain tax positions.
Our shareholders’ net income as a percentage of total revenues increased in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and service fees. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense. It does not include net investment income, net losses on financial instruments, loss/gain on sale of business, interest expense, amortization of other intangible assets or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2024 and 2023:

			Nine Months Ended September 30		Change
	Three Months Ended September 30				Three Months Ended September 30		Nine Months Ended September 30
					2024 vs. 2023		2024 vs. 2023
	2024	2023	2024	2023	$	%	$	%
Operating Revenue
Health Benefits	$38,278	$36,744	$112,695	$112,024	$1,534	4.2%	$671	0.6%
CarelonRx	9,143	8,518	25,984	25,008	625	7.3%	976	3.9%
Carelon Services	4,638	3,509	13,192	10,573	1,129	32.2%	2,619	24.8%
Corporate & Other	74	95	323	298	(21)	(22.1)%	25	8.4%
Eliminations	(7,414)	(6,386)	(21,979)	(20,148)	(1,028)	16.1%	(1,831)	9.1%
Total operating revenue	$44,719	$42,480	$130,215	$127,755	$2,239	5.3%	$2,460	1.9%

Operating Gain (Loss)
Health Benefits	$1,604	$1,834	$6,036	$6,121	$(230)	(12.5)%	$(85)	(1.4)%
CarelonRx	619	477	1,639	1,485	142	29.8%	154	10.4%
Carelon Services	184	192	682	578	(8)	(4.2)%	104	18.0%
Corporate & Other	(999)	(747)	(1,168)	(969)	(252)	33.7%	(199)	20.5%
Total operating gain	$1,408	$1,756	$7,189	$7,215	$(348)	(19.8)%	$(26)	(0.4)%

Operating Margin
Health Benefits	4.2%	5.0%	5.4%	5.5%		(80) bp		(10) bp
CarelonRx	6.8%	5.6%	6.3%	5.9%		120 bp		40 bp
Carelon Services	4.0%	5.5%	5.2%	5.5%		(150) bp		(30) bp
Total operating margin	3.1%	4.1%	5.5%	5.6%		(100) bp		(10) bp
bp = basis point; one hundred basis points = 1%.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Health Benefits
Operating revenue increased primarily as a result of higher premium revenues driven by premium rate increases in all lines of business in recognition of medical cost trends, partially offset by Medicaid membership attrition.
Operating gain decreased primarily as a result of Medicaid rates being inadequate to cover medical cost trends that are well in excess of historical averages, driven by the shift in the mix of our Medicaid membership base related to eligibility redeterminations.
CarelonRx
Operating revenue increased primarily due to the acquisition of Paragon in 2024 and higher prescription volume associated with growth in external pharmacy members.
The increase in operating gain was primarily driven by the growth in product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.

Carelon Services
Operating revenue increased primarily due to the continued expansion of our medical management, behavioral health and post-acute care services.
The decrease in operating gain was primarily driven by increased medical cost trends in our post-acute business and the impact of Medicaid membership attrition.
Corporate & Other
Operating revenue decreased primarily due to lower affiliated revenues.
Operating loss increased primarily due to the accrual recorded during the three months ended September 30, 2024 for the Provider Settlement Agreement associated with the BCBSA Litigation, partially offset by disciplined cost management and lower business optimization charges during the three months ended September 30, 2024.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Health Benefits
Operating revenue increased primarily as a result of higher premium revenues driven by premium rate increases in all lines of business in recognition of medical cost trends, partially offset by Medicaid membership attrition.
Operating gain decreased primarily as a result of Medicaid rates being inadequate to cover medical cost trends that are well in excess of historical averages, driven by the shift in the mix of our Medicaid membership base related to eligibility redeterminations, partially offset by improved premium yields in our other Health Benefits businesses.
CarelonRx
Operating revenue increased primarily due to higher prescription volume associated with growth in external pharmacy members and the acquisition of Paragon in 2024, partially offset by the impact of Medicaid membership attrition.
The increase in operating gain was primarily driven by the growth in product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.
Carelon Services
Operating revenue increased primarily due to the continued expansion of our medical management, behavioral health and post-acute care services.
The increase in operating gain was primarily driven by improved performance in our behavioral health and medical management businesses, partially offset by increased medical cost trends in our post-acute business and the impact of Medicaid membership attrition.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss increased primarily due to the accrual recorded during the three months ended September 30, 2024 for the Provider Settlement Agreement associated with the BCBSA Litigation, partially offset by disciplined cost management and lower business optimization charges during the nine months ended September 30, 2024.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2023 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2023, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2024, our critical accounting policies and estimates have not changed from those described in our 2023 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2024, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2023 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2024 and 2023, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2024 and 2023, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2024	2023
Assumed trend factors	$664	$789
Assumed completion factors	946	553
Total	$1,610	$1,342
The favorable development recognized in the nine months ended September 30, 2024 resulted from favorable development in the completion factors resulting from the latter part of 2023 developing faster than expected as well as trend factors in late 2023 developing more favorably than originally expected. The favorable development recognized in the nine months ended September 30, 2023 resulted primarily from trend factors in late 2022 developing more favorably than expected. Favorable development in the completion factors resulting from the latter part of 2022 developing faster than expected also contributed to the favorable development for the nine months ended September 30, 2023.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 85.4% and 84.6% for the nine months ended September 30, 2024 and 2023, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly faster during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the nine months ended September 30, 2024, this metric was 11.3%, driven by both favorable completion factor development from 2023 and favorable trend factor development at the end of 2023. For the nine months ended September 30, 2023, this metric was 9.6%, largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2024, this metric was 1.3%, which was calculated using the redundancy of $1,610. For the nine months ended September 30, 2023, the comparable metric was 1.2%, which was calculated using the redundancy of $1,342. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the nine months ended September 30, 2024, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2024, see Note 5,“Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30
	2024	2023	Change
Sources of Cash:
Net cash provided by operating activities	$5,102	$11,032	$(5,930)
Proceeds from the sale of subsidiaries, net of cash sold	399	—	399
Issuances of short- and long-term debt, net of repayments	1,915	401	1,514
Changes in securities lending payable	158	55	103
Proceeds from issuance of common stock under employee stock plans	205	112	93
Other sources of cash, net	—	54	(54)
Total sources of cash	7,779	11,654	(3,875)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,614)	(1,976)	362
Purchases of subsidiaries, net of cash acquired	(1,124)	(1,570)	446
Repurchase and retirement of common stock	(1,089)	(1,748)	659
Purchases of property and equipment	(934)	(970)	36
Cash dividends	(1,135)	(1,049)	(86)
Changes in securities lending collateral	(160)	(54)	(106)
Changes in bank overdrafts	(172)	(523)	351
Other uses of cash, net	(193)	(230)	37
Total uses of cash	(6,421)	(8,120)	1,699
Effect of foreign exchange rates on cash and cash equivalents	2	(2)	4
Net increase in cash and cash equivalents	$1,360	$3,532	$(2,172)
The decrease in net cash provided by operating activities was primarily due to the timing of CMS payments received in the prior year, the impact of the membership decline in our Medicaid business as a result of eligibility redeterminations, and the timing of working capital changes, partially offset by higher net income for the nine months ended September 30, 2024,
Other significant changes in sources or uses of cash year-over-year included an increase in the issuance of short- and long-term debt, net of repayments, reduced amounts for repurchase and retirement of common stock, lower amounts for purchase of subsidiaries, net of cash acquired, increased proceeds from the sale of subsidiaries, net of cash sold, reduced purchases of investments, net of proceeds from sales, maturities, calls, and redemptions and changes in bank overdrafts.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $38,826 at September 30, 2024. Since December 31, 2023, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,581, primarily due to cash generated from operations, issuances of short-and long-term debt, net of repayments, and proceeds from the sale of subsidiaries, net of cash sold, cash dividends, purchases of subsidiaries, net of cash acquired and repurchase and retirement of common stock.
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

At September 30, 2024, we held $3,107 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.2% and 38.9% as of September 30, 2024 and December 31, 2023, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of September 30, 2024 or December 31, 2023. As of September 30, 2024, we were in compliance with all of the debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had no commercial paper outstanding at either September 30, 2024 or December 31, 2023. Beginning June 30, 2023, we have reclassified our commercial paper balances, if any, from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $360 and $225 of outstanding short-term borrowings from the FHLBs as of September 30, 2024 and December 31, 2023, respectively.

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
For additional information regarding our sources and uses of capital at September 30, 2024, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset, insurance, interest rate and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2023, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2023 included in Part II, Item 8 of our 2023 Annual Report on Form 10-K.
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
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2024, see the “Litigation and Regulatory Proceedings,” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2024 to July 31, 2024	102,035	$508.77	100,931	$3,120
August 1, 2024 to August 31, 2024	20,284	527.23	17,074	3,111
September 1, 2024 to September 30, 2024	1,487	562.61	—	3,111
	123,806		118,005
1    Total number of shares purchased includes 5,801 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2024, we repurchased 118,005 shares at a total cost of $60 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. As of October 15, 2024, $11,111 was available for repurchases under the program. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
On September 26, 2024, Mark Kaye, our Executive Vice President and Chief Financial Officer, terminated his Rule 10b5-1 stock trading plan, which was adopted on April 22, 2024, pursuant to which he had authorized the sale of up to 6,758 shares of our common stock. This trading plan was entered into and terminated in accordance with the Company’s policies regarding transactions in our securities. No sales occurred pursuant to this Rule 10b5-1 trading plan prior to termination.
During the three months ended September 30, 2024, none of our other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

ELEVANCE HEALTH, INC. Registrant

October 17, 2024	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

October 17, 2024	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)