Form 10-K
period 2024-12-31
Elevance Health, Inc.
filed 2025-02-20
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2024, was approximately $116,687,067,115.
As of February 1, 2025, 227,351,871 shares of the registrant’s common stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2025.

Elevance Health, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2024

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Elevance Health” or the “Company” refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; failure to effectively maintain and modernize our information systems; failure of our information systems or technology, including artificial intelligence, to operate as intended; failure to effectively maintain the availability and integrity of our data; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star Ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; the effects of any negative publicity related to the health benefits industry in general or us in particular; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
Elevance Health and its direct and indirect subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Elevance Health,” is a leading health company bringing together the concepts of elevate and advance, in order to exemplify and follow our purpose of improving the health of humanity. We serve people across their entire health journey to better address their full range of needs with an integrated whole-health approach. Through our broad view, we aim to meaningfully improve the health of the people and communities we serve. We strive to deliver on our mission by maximizing the power of partnerships, innovating to fuel growth and health equity, and maintaining a high-performance culture. Our strategy is to be a lifetime trusted health partner through the following four core competencies:

Wellpoint

Anthem

Grow our core business in Commercial, Medicare, and Medicaid and **invest to grow** in specialized populations

A Lifetime, Trusted Health Partner

delivering **whole health** for our members by addressing physical, behavioral, and social needs to drive optimal experience and value carelon

Grow Carelon internally and externally by scaling best-in-class services and solutions for consumers, payers, and care providers to **deliver whole health**

Growth requires consistent excellence across core competencies

Investing in our talent

Advance, mobilize, and retain key talent that is fit for purpose with our evolving business needs

Transforming our business model

Rebuild processes end-to-end and deploy digital and AI to fundamentally transform our business and simplify how we serve consumers and care providers

Executing on growth opportunities

Expand beyond our Blue markets and integrate new businesses into our health plans and Carelon to improve quality and lower cost for customers

Enabling care providers

Be an active partner, going beyond the contract to create a real impact on health – together

Culture connected to strategy

Prioritize **focus on impact** to consumers, care providers and each other as we transform ways of working to compete and succeed in a rapidly changing marketplace

With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.7 million medical members through our affiliated health plans as of December 31, 2024. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights and Carelon Health.
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
We believe healthcare is local and that we have the strong local presence required to understand and meet local customer needs with regard to any product customers are enrolled in with us. Further, we believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and healthcare professionals. Ultimately, we believe that practical and sustainable improvements in healthcare must focus on improving healthcare quality while managing costs for total affordability. We have implemented initiatives driving payment innovation and partnered with providers to lower cost and improve the quality of healthcare for our members, and we continue to develop new and innovative ways to effectively manage risk and engage our members. Further, we continue to expand our financial arrangements with providers to implement payment models that advance value-based care. We believe focusing on quality of care rather than volume of care is the foundation for improving patient outcomes. Our value-based payment models support patient-centered care by improving collaboration between providers and health partners and delivering to our members the right care, at the right time, in the right place. In addition, we are focused on achieving efficiencies from our national scale while optimizing service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to optimize our core businesses, invest in high-growth opportunities, and accelerate value creation through expanded capabilities and services.

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
Advances in medical technology, including new specialty drugs, and new indications for existing prescription drugs, changes in regulations, the aging population and other demographic characteristics continue to contribute to rising healthcare costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, health outcomes-based initiatives and health quality-based financial incentives. We believe our market position and high business retention rates will enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage operating expenses continues to be a driver of our overall profitability.
Our future results of operations will be impacted by certain external forces and resulting changes in our business model and strategy. Changes to our business environment will continue as elected officials at the national and state levels enact modifications to existing laws and regulations, including changes to available subsidies, taxes and fees. For additional discussion, see “Regulation” below in this “Business” section and Part I, Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Our results of operations are also impacted by levels and mix of membership, which has changed, and will continue to change, as a result of the quality and pricing of our health benefits products and services, Medicaid redeterminations, an aging population, healthcare utilization patterns, previously uninsured members entering the healthcare system, provider and member fraud, economic conditions, changes in unemployment, the continued and future impact of large-scale emergencies, acquisitions, entry into new markets and expansions in or exits from existing markets. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes, changes in how our members access healthcare services or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
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
Through our participation in various federal government programs, we generated approximately 31%, 29% and 28% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of these revenues are contained in our Health Benefits segment as described below. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.

Reportable Segments
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments).
Our Health Benefits segment offers a comprehensive suite of health plans and services to our Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEP® members. The Health Benefits segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision and supplemental health insurance benefits.
Our CarelonRx segment includes our pharmacy services business. CarelonRx markets and offers pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx offers a comprehensive portfolio of pharmacy services, which includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. In addition, CarelonRx includes ambulatory infusion centers, added to our portfolio in March 2024 through our acquisition of Paragon Healthcare, Inc. and its subsidiaries.
Our Carelon Services segment integrates physical, behavioral, pharmacy, and social services with the aim of delivering whole health affordably by offering a broad array of healthcare related services and capabilities to internal and external customers through our Carelon Health and Carelon Insights businesses. Our Carelon businesses promote affordability by managing complex areas of the healthcare system, leveraging data and insights to improve how our members receive safe, appropriate, high-quality care and providers are reimbursed accurately and timely. Our approach to cost management relies on capabilities including provider enablement, value-based networks, member engagement, and utilization management. Our care delivery services primarily target serving chronic and complex populations by providing personalized care in the home and virtually. As a part of Carelon Health, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (d/b/a CareBridge) at the end of 2024, which provides virtual care to complex Medicaid and Medicare patients and supports plans in managing home and community-based services.
Our Corporate & Other segment includes our businesses that do not individually meet the quantitative threshold for an operating segment, as well as corporate expenses not allocated to our other reportable segments.
For additional information, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Membership
Our medical membership includes the following customer types: Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEP®. In addition, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, the FEP®, national employers and state-run programs servicing low-income, high-risk and underserved markets. Overall, we seek to establish pricing and product designs to provide value for our customers while achieving an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs.
We market our Individual, Medicare and certain Employer Group products with a smaller employee base through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships. Products for commercial customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual markets, we offer on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”) in compliance with the Patient

Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) and off-exchange products. Federal subsidies are available for certain members, subject to eligibility, who purchase Public Exchange products.
We continue to participate in the Public Exchange in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. We anticipate growth in our Public Exchange membership as former Medicaid members, no longer eligible for Medicaid coverage, continue to seek alternative coverage options. Additionally, we are entering select service areas in Florida, Maryland, and Texas in 2025, using our Simply Healthcare and Wellpoint brands, and we are actively evaluating expansion opportunities in additional marketplaces beyond 2025. See “Regulation” below in this “Business” section for additional discussion about the Public Exchange marketplace.
Being a licensee of the BCBS association of companies, of which there were 33 independent primary licensees including us as of December 31, 2024, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®. BlueCard® host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan serviced by a non-Elevance Health controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, including claims pricing and administration, for which we receive service fees from the BlueCard® members’ home plan. Other administrative functions, including maintenance of enrollment information and customer services, are performed by the home plan. See “BCBSA Licenses” below in this “Business” section for additional information on our BCBSA licenses. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded plans, which include Wellpoint, MMM and Simply Healthcare plans.
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
•Medicaid Plans and Other State-Sponsored Programs. Our Medicaid business includes our managed care alternatives through public-funded healthcare programs, including Medicaid; Medicaid expansion programs; Temporary Assistance for Needy Families (“TANF”); programs for seniors and people with disabilities (“SPD”); Children’s Health Insurance

Programs (“CHIP”); and specialty programs such as those focused on long-term services and support (“LTSS”), HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. In 2024, we provided Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Puerto Rico, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.
•Federal Employee Program®. FEP® members consist of United States government employees and their dependents within our geographic markets.
•Medicare Administrative Operations. We serve as a fiscal intermediary, carrier and Medicare administrative contractor for the federal government by providing administrative services for the Medicare program, Parts A and B, which generally provides coverage for persons who are 65 or older and for persons who are under 65 and disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other healthcare facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.
Carelon
Carelon integrates physical, behavioral, social and pharmacy services to deliver whole health affordably by creating value through the offering of market-competitive services powered by analytics.
CarelonRx
Our subsidiary CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies through owned ambulatory infusion centers.
CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation (“CVS”), pursuant to an agreement (the “CVS Agreement”) with the current contractual term extending through December 31, 2027. We can elect to have CVS continue to provide services to us for a three-year extension period on the same terms and conditions as in the current CVS Agreement in the event of a termination or non-renewal by either party.
Carelon Services
Carelon Services integrates physical, behavioral, pharmacy, and social services with the aim of delivering whole health affordably by offering a broad array of healthcare related services and capabilities to internal and external customers through our Carelon Health and Carelon Insights businesses. Carelon businesses promote affordability by managing complex areas of the healthcare system, leveraging data and insights to improve how our members receive safe, appropriate, high-quality care and providers are reimbursed accurately and timely. Our approach to cost management relies on capabilities including provider enablement, value-based networks, member engagement, and utilization management. Our care delivery services primarily target serving the chronic and complex populations by providing personalized care in the home and virtually.
•Carelon Health: Carelon Health, powered by clinical excellence, curates value-based whole health solutions for populations, one person at a time. Carelon Medical Benefits Management provides specialty care enablement and utilization management support for specialized clinical domains. Carelon Post Acute Solutions manages home health, post-acute institutional management, and durable medical equipment costs. Carelon Behavioral Health provides comprehensive behavioral health management services through clinical services and network administration. Carelon Care Navigation provides comprehensive care management services. Our Carelon Advanced Primary Care business includes palliative care services and management of our partnership with Augusta Topco Holdings L.P. (“Mosaic Health”), a joint venture with Clayton, Dubilier & Rice (“CD&R”). At the end of 2024, we completed our acquisition of CareBridge, which provides virtual care to complex Medicaid and Medicare patients and supports plans in managing home and community-based services.
•Carelon Insights: Carelon Insights aims to improve the health of the healthcare system by simplifying workflows and providing real-time insights. Carelon Insights capabilities include payment integrity, subrogation, clinical data exchange through our HealthOS platform, research and data services, reporting and clinical analytics, and information technology services and global business process support.
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
We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Typically, we are the largest participant in each of our BCBS branded markets, and thus are closely watched by other health benefits companies.
Product pricing remains competitive, and we strive to price our health benefit products and design our Medicare and Medicaid bids consistent with anticipated underlying medical trends. We believe our pricing and bid strategy, based on predictive modeling, proprietary research and data-driven processes, has positioned us to benefit from the potential growth opportunities available through entry into new markets, expansions in existing markets and as a result of any future changes to the current regulatory scheme. We believe that our pricing and bid strategy, brand name and network quality will provide a strong foundation for membership growth opportunities in the future.
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
Pricing and Underwriting of Our Products
We price our products based on our assessment of current healthcare claim costs and emerging healthcare cost trends, combined with charges for administrative expenses, risk and profit. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our strategies and profitability goals.
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
Networks and Provider Relations
Our relationships with physicians, hospitals and professionals that render healthcare services to our members are guided by local, regional and national standards for network development, reimbursement and contract methodologies. While following industry standards, we are simultaneously seeking to lead transformation efforts within our healthcare system, moving from a fragmented model premised on episodic intervention to one based on proactive, coordinated care built around the whole health needs of the patient.
 We establish “market-based” hospital reimbursement payments that we believe are fair, but aggressive, and among the most competitive in the market. We also seek to ensure that physicians in our network are paid in a timely manner at appropriate rates. In most instances, we deploy multi-year contracting strategies, including fixed case rates and fee schedules, to limit our exposure to medical cost inflation and to increase cost predictability. We maintain both broad and narrow provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care our members receive. Increasingly, we are supplementing our broad-based networks with smaller or more cost-conscious networks that are designed to be attractive to a more price-sensitive customer segment, such as Public Exchange customers.
 Our reimbursement strategies are tailored to each market and reflect the degree of consolidation and integration of physician groups and hospitals. Under a fee-for-service reimbursement methodology for physicians, fee schedules are developed at the state level based on an assessment of several factors and conditions, including the CMS resource-based relative value system (“RBRVS”), medical practice cost inflation and physician supply of each specialty. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed, maintained, and updated by CMS and is used by the Medicare program and other major health plans. In addition, we have implemented and continue to expand physician incentive contracting, which ties physician payment levels to performance on efficiency, clinical and patient experience measures.

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
 Our hospital contracts provide for a variety of reimbursement arrangements depending on local market dynamics and current hospital utilization efficiency. Most hospitals are reimbursed a per-case amount, per admission, for inpatient covered services. Our “per-case” reimbursement methods utilize many of the same attributes contained in Medicare’s Diagnosis Related Groups methodology. Hospital outpatient services are reimbursed by fixed case rates, fee schedules or percent of approved charges. A small percentage of hospitals, primarily rural, sole community hospitals, are reimbursed on a discount from approved charge basis for covered outpatient services. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or sole community hospitals, and the volume of care performed for our members. To improve predictability of expected costs, we frequently use a multi-year contracting approach with providers. In addition, the majority of our hospital contracts include a pay-for-performance component where reimbursement levels are linked to improved clinical performance, patient safety and medical error reduction.
Seasonality
Within our Health Benefits segment, although premium revenues for our commercial business are not seasonal, our benefit costs rise as members pay their contractual portion of claims responsibility, hitting their deductibles and out-of-pocket maximums. Seasonality in our Medicaid business can vary depending on the timing of the recognition of premium rates during the year, and we typically experience additional costs in our Medicare business in the fourth quarter to support the annual enrollment period.
Our Carelon Services segment engages in risk-based contracts with members across many health plans including Elevance Health plans. These risk-based contracts allow our Health Benefits segment to reduce medical expense variability by replacing seasonal claims costs with agreed-upon pricing. Seasonality in our Carelon Services segment aligns with the claims and revenue seasonality for services covered, which can vary by Carelon product and line of business. As the year progresses, members will generally reach their deductible and out-of-pocket maximum limit, and benefit expense in our Carelon Services businesses will typically increase to cover member costs.
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
Care coordination is one of the strategies we utilize and is based on nationally recognized criteria developed by third-party medical specialists to help coordinate inpatient as well as outpatient care and monitor appropriate utilization of such services. Our case management focuses on identifying membership that will require a high level of intervention and providing assistance to manage their healthcare needs. Precertification is utilized to assess appropriateness of certain medical services and sites of care prior to the services being rendered. Our medical policy committee determines our national policies and guidelines for the application of medical technologies, procedures and services and reviews these policies and guidelines at least once a year or as new published clinical evidence becomes available. We are actively engaged with our hospital and physician networks to enable them to achieve better outcomes for our members. We also work with outside experts through a process of external review to provide our members scientifically and clinically evidence-based medical care. Our web-based tools allow our members to obtain or compare cost estimates for care, including out-of-pocket costs.
We remain committed to assisting our members in making informed and value-based healthcare decisions, providing for easier navigation of healthcare services and delivering a better healthcare experience.
Care Management and Wellness Products and Programs
We continue to expand our suite of integrated care management programs and tools. Availability of these programs and tools to our members may depend on the particular plan or product in which they participate. Our care management tools and programs are designed to increase quality and reduce medical costs for our members and help them make better decisions about their well-being as they navigate the healthcare system. Our digital engagement platform, Sydney Health, is designed to give our members access to personalized health and wellness resources, medical, pharmacy, dental and vision benefits details, and virtual care services, all in one place. Our care management, infertility services and maternity management programs serve as adjuncts to physician care. Through these programs, medical professionals help to educate participants regarding their care and condition. Our 24/7 NurseLine offers access to qualified, registered nurses to allow our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. Our Carelon Palliative Care Services subsidiary engages with members near end of life and/or requiring palliative care to manage serious illnesses and improve quality of life during a difficult time. With our integrated information systems and sophisticated data analytics, we help our members improve their compliance with evidence-based care guidelines, provide personal care notes that alert members to potential gaps in care, enable more prudent healthcare choices and assist in the realization of member out-of-pocket cost savings. Our employee assistance programs provide 24/7 telephonic support for personal and crisis events and provide resources such as counseling and referral assistance with childcare, health and wellness, financial issues, legal issues, adoption and daily living. We have a comprehensive behavioral health case management program supporting a wide range of members who are impacted by their behavioral health conditions, including specialty areas such as eating disorders, anxiety, depression and substance abuse. The program assists members and their families with obtaining appropriate behavioral health treatment, offering community resources, providing education and telephonic support, and promoting provider collaboration.
Healthcare Quality Initiatives
Increasingly, the healthcare industry is able to define quality healthcare based on effective, safe, equitable and affordable care in preventive health, and optimal care management for chronic disease. A key to our success has been our ability to develop partnerships by working with our network physicians, hospitals, and social resources providers to improve the quality outcomes of the healthcare and social impact services provided to our members, their families, and the community-at-large. Our ability to promote quality medical care and patient safety, address health-related social risks and advance health equity has been recognized by the National Committee for Quality Assurance (“NCQA”), the largest and most respected national accreditation program for managed care health plans, and our company was awarded the NCQA 2023-2024 Innovation Award for the advancement of better maternal and neonatal outcomes.
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
Through our Carelon Medical Benefits Management, Inc. subsidiary, we promote appropriate, safe and affordable member care in areas including maternity care, imaging, sleep disorders, cardiac testing, oncology drugs and musculoskeletal procedures. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage provider communities and members in the more effective and efficient use of outpatient services and to promote the most appropriate use of clinical services to improve the quality of care.
We perform management review for home health and post-acute institutional services provided to Medicare members through our Carelon Post Acute Solutions, Inc. subsidiary, with the goal of ensuring they receive appropriate, high-quality care and supporting their transition back into the home. Effective management of these services can help reduce preventable hospital admissions and readmissions, thereby improving healthcare outcomes for patients. Additionally, Carelon Medical Benefits Management, Inc. has developed programs to address healthcare quality by identifying and closing care gaps. A social determinants of health program screens our members for social needs and connects members to appropriate community resources to encourage better care outcomes. Both medical benefits management and post-acute solutions programs are examples of how we facilitate improvements in the quality of care provided to our members and promote cost-effective, affordable medical care.
The physical aspects of health have been traditionally the focus and the priority for healthcare. However, unique life circumstances and experiences impact every individual and their health. We seek to understand our members' health-related social needs to create a healthcare system that synchronizes care delivery for physical, behavioral, social and pharmacy needs. We have invested in a number of strategies to improve how we address health related social needs. We are advancing our efforts through consistent screening of our members for their social needs by using industry-standard tools such as the Protocol for Responding to & Assessing Patients’ Assets, Risks & Experiences, co-creating social action plans with our members, connecting members to related social support services, and evaluating the entire process for continuous quality improvement. We have also implemented our “Food as Medicine” strategy across many of our lines of business to create interventions that not only prevent, manage, and treat diseases but also address food and nutrition insecurity among our members. We are committed to ensuring that all people, regardless of age, race or ethnicity, sexual orientation, gender identity, disability, and geographic or financial access can receive individualized care. Harnessing data gives a more complete picture of each member and their health needs and can help make healthcare more personalized and equitable. Strengthening communities has a positive effect on health; therefore, we value and nurture our local ties, which are a key component of our whole-health approach and drive us to work closely with community organizations that create support networks. Using our data, we also identify the resources needed to support local residents, including the people who we serve, to ensure those resources can better meet local needs.
BCBSA Licenses
We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive, use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national association of independent Blue Cross and Blue Shield companies, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. Although previously we did not have a right to sell products and services using the BCBS names and marks outside of our exclusive service areas, under the terms of the In re Blue Cross Blue Shield Antitrust Litigation subscriber settlement agreement and release (“Subscriber Settlement Agreement”) some large national employers with self-funded plans (specifically identified in the Subscriber Settlement Agreement), have a right to request a second Blue plan bid in addition to a bid from the local Blue plan, effective as of September 2024.
We are required to pay an annual license fee to the BCBSA based on enrollment and to comply with various requirements and restrictions regarding our operations and our use of the BCBS names and marks. These requirements and restrictions include, among other things: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the BCBS system in contracts with third parties and in public statements; plan governance requirements; cybersecurity requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to healthcare plans and related services within its service areas must be sold, marketed, administered or underwritten under the BCBS names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; governance requirements such as a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. In addition, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency or the appointment of a trustee or receiver or the commencement of any action against us seeking our dissolution could cause a termination of our license agreements.
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

The Consolidation Appropriations Act of 2023
The Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redetermination from the COVID-19 Public Health Emergency, initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. Although most states have completed this process, CMS has provided that states have until December 31, 2025, to complete these eligibility redeterminations. Since redeterminations resumed, we have continued to experience a decline in our Medicaid membership. We expect growth over time in our commercial plans, including through the Public Exchanges, as members who have lost Medicaid coverage in states where we offer commercial plans seek coverage elsewhere.
The Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 contains a variety of provisions that have impacted, and continue to impact, our business including extending the American Rescue Plan Act of 2021's enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing CMS to negotiate prices on a limited set of prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule to 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023. If Congress does not act to extend the enhanced PTC, they will expire at the end of 2025, which could have a material adverse effect on our business and results of operations.
The Consolidated Appropriations Act of 2021
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted our business, including by imposing additional disclosure and reporting requirements related to broker compensation, mental health parity, pharmacy benefits and drug costs, as well as procedures and coverage requirements related to surprise medical bills, provider directory maintenance and continuity of care for certain patients. The requirements applicable to us under the 2021 Appropriations Act had varying effective dates beginning in December 2021.
The health plan price transparency regulations issued by the U.S. Departments of Health and Human Services (“HHS”), Labor, and Treasury (the “Tri-Agencies”) pursuant to the 2021 Appropriations Act required us to begin disclosing certain pricing information regarding negotiated rates and historical payment information with providers in 2022. Additionally, as directed by law, we make available to members personalized out-of-pocket cost information and underlying negotiated rates.
In September 2024, the Tri-Agencies issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. Although some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies will be necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging the final regulation and is pending court action.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2024, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Approximately 54.2% and 18.4% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2024. Approximately 52.3% and 18.0% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2023.
•The creation of an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star Ratings system, which awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star Ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star Ratings system can be modified by CMS annually. Our 2024 Star Ratings, which are used for payment year 2025, reflect that 53% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher. This was an increase over the original 2024 Star Rating of 34% that were released in October 2023 and were subsequently recalculated by CMS. CMS released our 2025 Star Ratings in October 2024, which will be used to determine our Medicare Advantage bonus payments in 2026. Our 2025 Star Ratings reflect that 38% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher. We expect this will result in a reduction to our 2026 operating revenue of approximately $183 million, net of offsets from contracting provisions. Further, we expect to mitigate the financial impact to our 2026 operating gain and net income per share through various strategies such as contract diversification, operating expense efficiencies, capital deployment alternatives and network enhancements.
•The implementation of a Medicare Advantage payment formula, which prevents reimbursement rates from increasing as much as otherwise would be expected.
We continue to participate in the Public Exchange in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. We anticipate growth in our Public Exchange membership as former Medicaid members, no longer eligible for Medicaid coverage, continue to seek alternative coverage options. Additionally, we are entering select service areas in Florida, Maryland, and Texas in 2025, using our Simply Healthcare and Wellpoint brands, and we are actively evaluating expansion opportunities in additional marketplaces beyond 2025. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows, and may require further adjustments to our rates and participation going forward. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact significant modifications to existing laws and regulations, including changes to available subsidies, taxes and fees.
Pharmacy Services and Drug Benefit Regulation
Pharmacy services, including pharmacy benefit managers, are regulated at both the federal and state levels and must comply with federal and state statutes and regulations governing a pharmacy benefit manager's business, including, but not limited to, pharmacy network restrictions and configurations, formulary management, affiliate pharmacy reimbursement, anti-steering to affiliated pharmacies, prohibition on pharmacy claim processing/transaction fees, pharmacy effective rates, guarantees and reconciliations, reimbursement pricing type mandates, purchase discount and/or rebate arrangements with drug manufacturers, advertising and licensing. Regulation in the states varies dramatically and ranges from licensure of pharmacy benefit managers as third-party administrators, licensure specifically as a pharmacy benefit manager, and licensure accompanied by additional disclosures and limitations of business practices to varying degrees.
Pharmacy benefit managers are also subject to continued changes in public policy, legislation, laws, and regulations relating to drug benefits and pharmacy services, which include, but are not limited to, (1) regulation of rebates from drug manufacturers that would require rebate dollars to be applied at the point-of-sale or passed through to the plan sponsor, (2) federal policy changes to set the prices for a subset of drugs covered under the Medicare program, (3) reforms to the Medicare drug benefit, such as beneficiary cost-sharing changes that aim to lower consumer costs and prohibit pharmacy benefit managers and their affiliates from deriving income based on the price of the drug, (4) attempts at both the federal and state levels to prohibit the use of spread pricing contracts in both the commercial and Medicaid markets, (5) prior authorizations of drugs, (6) transparency and public disclosure of costs and profits, (7) prohibiting exclusive specialty and mail pharmacy networks, (8) limiting pharmacy accreditation and credentialing requirements, (9) consumer choice/any willing provider requirements, and (10) prohibiting steering to affiliated pharmacies. These changes in public policy, legislation, laws, and regulations have the potential to have broad impacts on our pharmacy benefit management services and could materially adversely affect our business.
Our pharmacy services business includes home delivery and specialty pharmacies, infusion services, injectable therapies and clinic-based pharmacies, which must be licensed as pharmacies in the states in which they are located. Certain pharmacies must also register with the U.S. Drug Enforcement Agency (“DEA”) and individual state-controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our pharmacies are located, we may also be required to comply with certain laws and regulations in certain states into which one of our pharmacies delivers prescription drugs, including those requiring us to register with Boards of Pharmacy as a non-resident pharmacy. These non-resident states generally expect our pharmacies to follow the laws of the state in which the pharmacies are located, but some non-resident states also require us to comply with certain of their pharmacy regulations as well. Additionally, pharmacies that participate in Medicare or Medicaid pharmacy networks are required to comply with applicable Medicare and Medicaid provider rules and regulations.
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
Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices, such as state laws like the California Privacy Rights Act of 2020 that govern the use, disclosure and protection of member data and impose additional breach notification requirements. The NAIC has proposed revisions to the Privacy of Consumer Financial and Health Information Model Act, which, if implemented, would expand consumer privacy rights and place additional limitations on the use and disclosure of member data. State consumer protection laws may also apply to privacy and security practices related to personally identifiable information, including information related to consumers and care providers. Complying with conflicting cybersecurity regulations and varying enforcement philosophies, which may differ from state to state, requires significant resources and may materially and adversely affect our ability to standardize our products and services across state lines.
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
Beginning in July 2022, the Health Plan Transparency Rule required us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we were required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. Effective January 1, 2024, this ongoing requirement has expanded to include all items and services.
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
Human Capital
The foundation of our strategy starts with our culture, and our associates are critical to fulfilling our purpose of improving the health of humanity. As of December 31, 2024, our employee population, including all full-time, part-time and temporary workers, consisted of approximately 104,200 individuals, 76,300 in the United States and 27,900 internationally. Ninety-nine percent of our total workforce is employed full-time, at least 33 hours a week.
We believe we have built a high-performance culture that enhances our ability to deliver on our commitments and long-term strategy, as well as guides us to address the challenges of today. We believe that our culture allows us to attract and retain talented and experienced individuals to support the communities we serve.
Because dedication to human capital management is a core component of our corporate governance, the Compensation and Talent Committee of our Board of Directors (our “Board”) regularly reviews and discusses management's approach to talent acquisition and retention, and monitors our programs and practices related to workforce inclusion. Additionally, the Governance Committee of our Board has primary responsibility for monitoring our corporate social responsibility and environmental sustainability initiatives and performance. We provide the age, gender and racial and ethnic compositions of our U.S. work force in our annual Impact Report, which includes Equal Employment Opportunity Employer Information Report (EEO-1) data.
Culture, Engagement and Inclusion
Each year we conduct internal associate engagement surveys that provide our associates with an opportunity to share their opinions and experiences with respect to their roles, their teams and the Company, and we also offer online feedback tools. Our management team reviews, monitors and analyzes associate feedback and acts on responses to identify opportunities to adjust our policies and benefits to improve our associates’ experiences. In addition, in 2024, over 20% of our U.S. workforce participated in our Business Resource Groups, or BRGs, which provide associates meaningful opportunities to connect, collaborate and grow. These voluntary, associate-led communities, which are open to all of our associates, help to foster an environment of inclusivity, respect and collaboration. To further engage and reward our associates, we have an associate recognition program called IMPACT that empowers all associates to recognize their colleagues for their contributions to our Company and to celebrate both personal and professional milestones, whether recognition is for going “above and beyond” or simply to express thanks.
We are dedicated to attracting, developing, maintaining, and supporting an inclusive workforce that fosters a sense of belonging for individuals with a wide range of backgrounds, life experiences and cultures. We believe that these varied experiences enhance our connection with our members, enabling us to serve our members and communities more effectively and driving business impact. Our initiatives in this area are led by our Chief Talent Officer, and our workforce embodies a multitude of dimensions, including skills, experiences, age, tenure, gender, race, ethnicity, physical abilities and geographic location.
Fair Pay
We are committed to a fair pay workplace. We were in the first cohort of companies certified by the Fair Pay Workplace (“FPW”), an independent certification that takes a holistic approach to pay equity, partnering to design an annual pay equity action plan that includes a perpetual review of all positions, new hires and promotions to effect meaningful and measurable change. This independent certification is based on a set of publicly available rules and standards and the endorsed methodology of a group of leading experts from forward-thinking corporations, academia, human resources, data science and the legal field. After partnering with and overseeing our review process examining pay equity for cash compensation, including base and short-term incentives, in December 2024 FPW again validated our analysis of our U.S. associate population, which found that pay for women is 99.2% of men, and pay for people of color is 99.8% of white associates, after taking into account neutral, job related factors.
Talent Development and Retention
Growing, developing and retaining our talent internally is key to our succession plans and our ability to lead at our best every day. To inspire a high-performance culture, promote talent excellence and accelerate growth and innovation, we offer individual, career and leadership development opportunities, encouraging associates to continually learn, grow and expand their skill sets. We offer various instructor-led and virtual instructor-led programs and maintain a vast curriculum of relevant, on-demand learning and development resources. In 2024, we invested a significant amount in human capital development, averaging approximately 27 hours of training and development per associate.
Health, Wellness and Safety
We have the privilege of touching the lives of millions of people each day, starting with the health and safety of our own associates. To improve the health, wellbeing and safety of our associates, we offer a comprehensive compensation package, including competitive salaries, a 401(k) plan and medical, dental, vision and disability coverage. In addition, we offer our associates wellness and behavioral health programs and tools to help them get and stay healthy and more easily manage their work and personal lives. We have a mixed in-office, hybrid and remote workplace strategy, and we foster associate engagement through a variety of activities based in our key office locations.

Information About Our Executive Officers
The following sets forth certain information regarding our executive officers and Chief Accounting Officer as of February 1, 2025.

Name	Age	Position
Gail K. Boudreaux	64	President and Chief Executive Officer
Mark B. Kaye	45	Executive Vice President and Chief Financial Officer
Peter D. Haytaian	55	Executive Vice President and President, Carelon and CarelonRx
Charles M. Kendrick, Jr.	59	Executive Vice President and President, Commercial Health Benefits
Ratnakar V. Lavu	54	Executive Vice President and Chief Digital and Information Officer
Felicia F. Norwood	65	Executive Vice President and President, Government Health Benefits
Ronald W. Penczek	60	Chief Accounting Officer and Controller
Ms. Boudreaux has been serving as our President and Chief Executive Officer and as a Director of the Company since November 2017. Prior to joining us, she served as Chief Executive Officer of GKB Global Health, LLC (healthcare consulting firm) from 2015 to November 2017. Prior thereto, Ms. Boudreaux was Executive Vice President of UnitedHealth Group Incorporated (“UHGI”) (diversified healthcare company) from 2008 to 2015. She also served as Chief Executive Officer of UnitedHealthcare (managed healthcare company), a subsidiary of UHGI from 2011 to 2014 and as President of the Commercial Business of UnitedHealthcare from 2008 to 2010. Before joining United Healthcare, she worked at Health Care Service Corporation (“HCSC”) (health insurance company) as Executive Vice President of External Operations from 2005 to 2008 and President of Blue Cross and Blue Shield of Illinois from 2002 to 2005. Before joining HCSC, Ms. Boudreaux held various positions at Aetna, Inc. (“Aetna”) (managed healthcare company), including Senior Vice President, Group Insurance.
Mr. Kaye has been serving as our Executive Vice President and Chief Financial Officer since November 2023, having joined us in September 2023 as our Chief Financial Officer Designate. Prior to joining us, he served as the Executive Vice President and Chief Financial Officer of Moody’s Corporation (“Moody’s”) (credit rating and research company) from April 2021 to September 2023, with responsibility for all global finance activities across the company and as Senior Vice President - Chief Financial Officer from August 2018 to April 2021. Prior to Moody’s, he served as Senior Vice President and Head of Financial Planning and Analysis at Massachusetts Mutual Life Insurance Company (“MassMutual”) (financial services company) from February 2016 until July 2018, and Chief Financial Officer of MassMutual U.S. from July 2015 to February 2016. Prior to that, Mr. Kaye served as Chief Financial Officer and Senior Vice President, Retirement Solutions, at Voya Financial (formerly ING U.S.) (institutional asset manager) from 2011 to 2015. Leading up to that appointment, Mr. Kaye held various senior financial and risk reporting positions at ING U.S. and ING Group. Prior to that, Mr. Kaye worked in the investment banking division of Credit Suisse First Boston.
Mr. Haytaian has been serving as our Executive Vice President and President of Carelon and CarelonRx since October 2021. Prior to his current role, he was Executive Vice President and President of the Commercial & Specialty Business Division beginning in April 2018. From June 2014 until April 2018, Mr. Haytaian held the position of Executive Vice President and President of the Government Business Division. He joined the Company in 2012 through the acquisition of Amerigroup Corporation (“Amerigroup”) and served as President of our Medicaid business from 2013 until 2014. From 2005 to 2013, Mr. Haytaian held various leadership positions with Amerigroup, including Chief Executive Officer of the North Region for its Medicaid business from 2012 until 2013. Mr. Haytaian has extensive experience leading Medicare and Medicaid programs both at Amerigroup and, prior thereto, with Oxford Health Plans, Inc.
Mr. Kendrick has been serving as our Executive Vice President and President of our Commercial Health Benefits since October 2021. From January 2021 until October 2021, Mr. Kendrick served as President of our Commercial Business West Markets (California, Colorado, Indiana, Kentucky, Missouri, Nevada, Ohio and Wisconsin). Mr. Kendrick has been with the Company since 1995, and has held various leadership roles across the organization, including serving as President, Anthem National Accounts/Central Markets from 2015 until January 2021 and President of National Accounts and General Manager for Anthem Blue Cross and Blue Shield of Georgia from 2010 until 2015.

Mr. Lavu has been serving as our Executive Vice President and Chief Digital and Information Officer since February 2024. Prior to joining us, he served as Global Chief Digital Information Officer of Nike, Inc. (“Nike”) (retailer) from July 2019 to February 2023. Prior to Nike, he served as Chief Technology Officer/CIO of Kohl’s Corporation (“Kohls”) (retailer) from March 2016 to June 2019, and he held other various roles at Kohl's beginning in 2011, including Executive Vice President, Digital Technology, and Senior Vice President of Digital Innovation. Prior to Kohl's, Mr. Lavu served as Chief Technology Officer at Redbox Automated Retail, LLC (retailer) from October 2009 to October 2011.
Ms. Norwood has been serving as our Executive Vice President and President of our Government Health Benefits since June 2018. Prior to joining us, she was Director of The Department of Healthcare and Family Services for the State of Illinois from 2015 to June 2018. Prior to that appointment, Ms. Norwood held various leadership roles at Aetna, with her most recent role as President of the Mid-America Region for Aetna from 2010 until 2013.
Mr. Penczek has been serving as our Controller since November 2015 and as our Chief Accounting Officer since December 2015. He served as our Vice President and Corporate Controller from 2013 to 2015. Prior to that appointment, Mr. Penczek served as Vice President and Assistant Controller from 2008 to 2012 and in various other roles in our finance department from 2005 until 2008. Before joining us in 2005, Mr. Penczek was a Staff Vice President with CNA Insurance from 2000 to 2005 and held various positions at PricewaterhouseCoopers LLP from 1992 to 2000, including as a Manager.
Available Information
We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers at www.sec.gov. Our website is www.elevancehealth.com. We have included our website address in this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K or any of our other SEC filings. We make available through our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our website our Corporate Governance Guidelines, our Code of Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange. Elevance Health, Inc. is an Indiana corporation incorporated on July 17, 2001.
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
Our profitability depends on accurately predicting and pricing for healthcare costs. Profitability is also dependent on our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the type, number and unit cost of individual services rendered. Numerous factors affecting healthcare costs may adversely affect our ability to predict and manage such costs, and may impact our business, cash flows, financial condition and results of operations. These factors include, among others: changes in healthcare practices; healthcare utilization patterns; demographic characteristics including the aging population; previously uninsured members entering the healthcare system; short and long-term risks associated with our members' lifestyle decisions; medical cost inflation; increased labor costs; provider and member fraud; evolution of new technologies, drugs and treatments; increased cost of individual services; increased number and cost of prescription drugs; direct-to-consumer marketing by drug manufacturers; clusters of high cost cases; increased use of services, including resulting from pandemics, large-scale medical emergencies, increasing natural disasters in connection with climate change, geopolitical instability and other public health crises; and new mandated benefits and treatment guidelines and changes to other regulations impacting our business.
Our estimates of future benefit cost projections involve extensive judgment and are subject to considerable inherent variability. Slight differences between our predicted and actual medical costs or utilization rates as a percentage of premium revenues can result in significant changes in our results of operations. Generally, our premiums on commercial policies and Medicaid contracts are fixed for a 12-month period and are determined based on data from several months prior to the commencement of the premium period. Our revenue from Medicare policies is based on bids submitted to CMS six months prior to the start of the contract year. CMS has explicit gain and loss margin requirements within the bids, as well as contract-specific federal MLR annual requirements. Accordingly, the costs we incur in excess of our benefit cost projections cannot be recovered in the contract year through higher premiums. Existing Medicaid contract rates are often established by the applicable state, and our actual costs may exceed those rates. Many factors, including those discussed above, have caused, and may in the future cause, actual costs to exceed those estimated and reflected in our commercial premiums and Medicare and Medicaid bids.
We participate in the Public Exchange in many of the states where we offer Medicaid health plans. The Public Exchange markets in general are highly volatile and unpredictable from year to year. We develop each state's Public Exchange market premium rates during the spring of each year for policies effective in the following calendar year. Legislation, regulation enforcement activity and judicial decisions that cause the Public Exchange to operate in a manner different than we projected in setting premium rates, including the potential expiration of enhanced PTCs at the end of 2025, could affect our results. In addition, any variation from our cost expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates, could have a material adverse effect on our results of operations, financial position, and cash flows.
Although federal and state premium and risk adjustment mechanisms could help offset health benefit costs above our projections if the assumptions we use to set our premium rates are significantly different than actual results, our results of operations and financial condition could still be adversely affected. The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based on assumptions concerning a number of factors, including trends in healthcare costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable compared to our underlying assumptions, our incurred losses would increase, and future earnings could be adversely affected. Further, if we are unable to provide higher quality outcomes and better experiences through the development and expansion of our value-based care products at lower costs or to integrate our care delivery model, our results of operations, financial position and cash flows may be adversely impacted.
Pharmaceutical products and services are a significant component of our healthcare costs. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, existing prices, geographical variation in utilization of new FDA-approved pharmaceuticals and new FDA-approved indications for existing pharmaceuticals, and changes in discounts.
In addition to the challenge of managing healthcare costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Public Exchange plan selection by our customers is also highly price sensitive. Further, federal and state regulatory agencies may restrict or prevent entirely our ability to implement changes in premium rates. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.
A significant reduction in the enrollment in our health benefits programs, pharmacy services or diversified products and services, particularly in states where we have large regional concentrations, could have an adverse effect on our business, cash flows, financial condition and results of operations.
A significant reduction in the number of enrollees in our health benefits programs, pharmacy services, or diversified products and services could adversely affect our business, cash flows, financial condition and results of operations. Factors that have contributed, and may continue to contribute, to a reduction in enrollment include: reductions in workforce by existing customers; a reduction in Medicaid membership due to the end of the temporary suspension of eligibility redetermination for Medicaid recipients in response to the COVID-19 pandemic; a general economic upturn that results in fewer individuals being eligible for Medicaid programs; a general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on Public Exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and, failure to attain or maintain nationally recognized accreditations.

The states in which we operate with the largest concentrations of revenues include California, Virginia, New York, Ohio, Indiana, Florida, Texas and Georgia. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state-specific or regional economic downturns or healthcare coverage changes impacting these states. If any such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
A cyber-attack or other privacy or data security incident sustained by us or third parties we rely on could result in an unauthorized disclosure of sensitive or confidential information, cause a loss of data, disrupt our operations, give rise to remediation or other expenses, expose us to liability under our contracts, federal, state and international laws, and subject us to litigation and investigations, which could have an adverse effect on our business, reputation, cash flows, financial condition and results of operations.
As part of our normal operations, we collect, store, process, retain and analyze certain sensitive and confidential information, including personal information subject to privacy, security and data breach notification requirements. Some of the data we process, store and transmit is outside of the U.S. due to the structure of our information technology systems and our internal business operations. We are subject to a variety of continuously evolving federal, state and international laws and rules regarding collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing and disposal of sensitive or confidential information that, depending on the specific business and intended data use, include without limitation, HIPAA's privacy and security rules, HIPAA's HITECH rule, the Gramm-Leach-Bliley Act, the General Data Protection Regulation and numerous state laws governing personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act. Regulators are also imposing new and greater monetary fines or penalties for privacy violations, and jurisdictions where we operate have passed, and continue to propose, data privacy legislation and/or regulations related to Artificial Intelligence (“AI”). We have programs in place to detect, contain and respond to data, privacy and security incidents and provide employee awareness training regarding phishing, malware, and other risks to protect against privacy and cybersecurity incidents. Our facilities and systems, and those of our third-party service providers, including our business associates, are regularly the target of, and may be vulnerable to, cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, negligent or wrongful conduct by associates or others with permitted access to our systems and information, or other threats or catastrophic events. Additionally, there have been, and may in the future be, heightened vulnerabilities due to our remote or varied geographical workforce operations.
We cannot ensure that we or our third-party service providers will be able to identify, prevent or contain the effects of cyber-attacks or other cybersecurity risks that bypass our or their security measures or disrupt our or their information technology systems or business. Hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable, disrupt or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated (in part due to the use of evolving technologies), and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques and threats, timely discover or counter them or implement adequate preventative measures. Viruses, worms, malicious software programs or other unauthorized methods of acquiring data may be used to attack our systems or otherwise exploit any security vulnerabilities which may cause system disruptions or shutdowns, or may cause personal, proprietary or confidential information to be disclosed, misappropriated or compromised. We have business continuation and resiliency plans which are maintained, updated and tested regularly in an effort to successfully contain and remediate potential disruptions or cyber events, but there is no guarantee that such efforts will be effective. If those efforts are not effective, the functionality of our information technology systems or those of third parties could be interrupted. Cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage and unauthorized access remain a priority for us.
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
Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, exfiltration, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers or their vendors, previously have and could in the future require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, expose us or our members to the risk of financial or medical identity theft, and result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition and results of operations.
If we fail to responsibly use and protect data, or if such data is found to be inaccurate or unreliable, our business and customers could suffer adverse consequences.
We use de-identified and aggregated data to create analytic models designed to predict, and potentially improve, outcomes and patient care. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information is regulated at the federal, state, international and industry levels and requirements are also imposed on us and vendors through contracts with clients. We are also subject to various other consumer protection laws that regulate our communications with customers. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. In addition, more jurisdictions are regulating the collection, use and transfer of data across borders. These laws, rules, regulations and contractual requirements are subject to change, and the regulatory environment surrounding data protection and privacy is becoming more onerous. Compliance with existing or new privacy, security, technology or data protection laws, regulations and requirements may result in increased enforcement and costs, and may constrain or require us to alter our business model or operations.
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
There are various risks and conditions associated with participating in Medicare and Medicaid programs, including payment rates, processes and timelines that are determined by the government, compliance with government contract requirements and regulatory oversight.
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
Revenues from the Medicare and Medicaid programs are determined, in whole or in part, by the federal government and/or applicable state governments, and base premium rates paid by each state or federal agency differ depending upon a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Rates may be affected by federal and state budgetary constraints. Certain state contracts are subject to cancellation in the event of the unavailability of state funds. Additionally, ongoing CMS changes to the calculation of risk in the Medicare Advantage program may impact our revenue. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which may impact risk adjustment factor (“RAF”) scores for a larger percentage of Medicare Advantage beneficiaries and could result in changes to beneficiary RAF scores with or without a change in the patient’s health status. The federal government or any state in which we operate could decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends, cancel our contracts retroactively or seek an adjustment to previously negotiated rates. In addition, various states’ Medicare-Medicaid dual-eligible plans are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. For example, CMS will require in future years that health plans offering certain dual-eligible products must also align with integrated Medicaid products in the same service area. Some states are also requiring companies to offer Medicaid within a state and are conducting competitive bid processes to qualify to offer dual-eligible products. An unexpected reduction in payments, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.
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
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, risk adjustment, provider network and directory maintenance, quality measures, claims payment, timely and accurate processing of appeals and grievances, oversight of service providers, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. We have been subject in the past, and may again be in the future, to administrative actions, fines, penalties, liquidated damages or retrospective adjustments in payments made to our health plans as a result of a failure to comply with these requirements, which has impacted, and in the future could impact, our profitability. We have experienced retroactive rate adjustments by certain state Medicaid agencies in the past, and such rate adjustments may occur in the future. Further, our state Medicaid contracts have not always been renewed, we have not always been awarded new contracts as a result of the competitive procurement process, and in some cases, we have lost members under existing contracts as a result of a post-award challenge by unsuccessful bidders, each of which could take place in the future and have a material adverse effect on our business, cash flows, financial condition and results of operations.
The Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment, plans with a Star Rating of 4.0 or higher are eligible for quality-based bonus payments and plans with a Star Rating of 5.0 can market to and enroll members year-round. CMS continues to change its rating system to make achieving and maintaining a 4.0 or higher Star Rating more difficult. CMS released our 2025 Star Ratings in October 2024, which will be used to determine our Medicare Advantage plans' quality bonus payments in 2026. Based on our membership at September 1, 2024, 38% of our Medicare Advantage members were in plans with 2025 Star Ratings of at least 4.0 Stars, compared to 53% of our Medicare Advantage members being in plans with 2024 Star Ratings of at least 4.0 Stars (based on our 2024 Star Ratings, as recalculated by CMS). This change in our 2025 Star Ratings is expected to negatively impact our Medicare quality bonus payments, plan level rebates and operating revenue beginning in 2026, and our enrollment may be negatively impacted as consumers seek higher rated plans. Further, if we do not improve our Star Ratings, or if quality-based bonus payments are reduced or eliminated, we will experience further negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our ability to expand our business, our membership levels, results of operations, financial condition and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments or may incur penalties.
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
We are periodically subject to government audits, including CMS RADV audits of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”), as well as state Medicaid RAC programs. Certain of our contracts currently have pending RADV audits by CMS and the HHS Office of Inspector General that are awaiting CMS finalization. In addition, we routinely perform ordinary course reviews of, among other things, our Medicare Advantage data submitted to CMS. These governmental audits, or changes in how these audits are conducted, including changes that may result from the final RADV Audit rule that was issued in 2023, and our internal reviews, have, and could in the future, result in reports or disclosures for prior, current or future filing years to federal or state regulatory agencies, submission of data corrections, and/or significant adjustments in payments made to our health plans and future Medicare Advantage bids, which could adversely affect our financial condition and results of operations. Governmental regulators and agencies continue to heighten their scrutiny of business and reporting practices within the health services industry with respect to risk adjustment and claims payment. Additionally, state regulators are increasingly conducting audits to assess the quality of services we provide to our Medicare members. If we fail to report and correct errors discovered through our own auditing procedures, during a RADV or RAC audit or during state regulatory audits, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. In addition, price transparency initiatives, such as the Health Plan Transparency Rule, may impact our ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish online payer-specific negotiated charges for each item or service the hospital provides.
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
Our inability to contract with providers, providers attempting to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, the departure of prominent network providers or provider groups to competitors, or the inability of providers to provide adequate care could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, may not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render. State and federal laws, such as the No Surprises Act, define the compensation that must be paid to out-of-network providers in certain scenarios, and related litigation has lessened the weight of the Qualifying Payment Amount during independent dispute resolution processes, which may result in an increase in rates we must pay to out-of-network providers. Both our lack of contracts with certain providers and the development of new federal and state laws could result in significant litigation or arbitration proceedings, to the extent a provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged, or other increases in rates paid to out-of-network providers.
We are dependent on the success of our relationships with third parties for various services and functions.
We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Certain of these third parties provide us with significant portions of our business infrastructure and operating requirements. For example, a single vendor can provide to us a wide range of technology infrastructure services, such as end user (help desk and field support), data center, mainframe, payment card handling, storage and database services and multi-cloud management services, and we are subject to the risks of any operational failure, termination or other restraints in such an arrangement. We could become overly dependent on key vendors, which could cause us to lose core competencies. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruptions or unavailability, reduced service quality and effectiveness, increased or duplicative costs or an inability to meet our obligations to our customers. In addition, we may also have to seek alternative service providers, which may be unavailable or only available on less favorable contract terms or with more difficult integration hurdles. Any of these outcomes could adversely affect our business, reputation, cash flows, financial condition and operating results.
Our pharmacy services business would be adversely affected if we are unable to contract on favorable terms with third-party vendors, including pharmaceutical manufacturers. We delegate certain pharmacy benefit manager services, including, but not limited to, claims adjudication, pharmacy network administration, rebate administration, advanced home delivery back-end dispensing, and customer service, to CVS pursuant to the CVS Agreement. If CVS fails to provide pharmacy benefit manager services as contractually required, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. Additionally, we may not maintain favorable terms and conditions, including financial terms, to compete in the market. For additional information on the CVS Agreement, see “Business - Product and Service Descriptions,” in Part I, Item 1 of this Annual Report on Form 10-K.

The failure to properly maintain the integrity or availability of our data, or to successfully maintain, protect and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses, including those that we have acquired as a result of our merger and acquisition activities. Our information systems require an ongoing investment, commitment of significant resources to maintain, integrate, upgrade, enhance and expand existing systems, and development of new systems to keep pace with continuing changes in information processing technology, emerging cybersecurity risks, changing customer preferences, evolving industry and regulatory standards and legal requirements, including as a result of the ACA, the Health Plan Transparency Rule, the 2021 Appropriations Act and federal data interoperability regulations. In addition, we may obtain significant portions of our systems-related or other services from independent third parties (and their vendors), which may make our operations vulnerable if such third parties fail to perform and oversee adequately. Further, unauthorized third parties present additional risk, including by propagating misinformation related to products, business and the health industry.
Failure to adequately implement, consolidate, integrate, streamline, maintain and upgrade effective and efficient information systems, including those powered by or incorporating AI, with sufficiently advanced technological capabilities could result in investigations, audits, fines and penalties, competitive and cost disadvantages to us compared to our competitors, contractual damages, and diversion of management’s time, and could have a material adverse effect on our business, financial condition and results of operations. Failure or disruption of our performance of, or our ability to perform, key business functions, including as a result of the unavailability or cyber-attack of our information technology systems or those of third parties (including cloud service providers), could decrease response times, lower levels of service satisfaction and harm our reputation and brand. Our systems interface with and depend on third-party systems, hardware, infrastructure and cloud technologies, and we could experience service denials if demand for such service exceeds capacity, or these systems fail or experience interruption. From time to time, we update, transition, acquire, or expand use of our and third-party information technology systems, which may result in heightened vulnerability. Some third-party systems that are necessary for the operation of our business processes are maintained outside of our control but would impact our business operations if compromised as a result of a cyber-attack. Despite our adoption and continued enhancement of business continuity and disaster recovery strategies, there is no guarantee that such efforts will be effective, which could interrupt the functionality of our information technology systems or those of third parties. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and members, which could have a material adverse effect on our business and results of operations.
In addition, connectivity amongst technologies is becoming increasingly important, with recent trends bringing greater consumer engagement in healthcare; therefore, the pace at which our customers will need enhanced technologies with sophisticated applications for mobile interfaces, including tools and products that leverage AI to improve the customer experience, will quicken. We anticipate that fast-evolving AI technologies will play an increasingly significant role in our information systems and technology products. If the information systems we rely upon to run our business were found to be inaccurate or unreliable or if we fail to adequately maintain, upgrade, enhance, expand and protect our information systems, security controls and data integrity effectively, we could experience problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, lengthen the pace of integration activities or otherwise delay the launch of acquired products, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, including a decrease in membership.
We are subject to risks associated with our use of AI, which could adversely affect our business, reputation or financial results.
As part of our operations, we are making investments in certain AI administrative tools and solutions to enhance our operations and positively impact the experience of our members, and we continue to explore further innovation using AI. The rapid advancement of these technologies presents opportunities for us, but there are risks associated with the development and deployment of AI, and there can be no assurance that our usage of AI will enhance our operations. We have developed and implemented policies and procedures intended to promote and sustain responsible design, development, and use of AI. Our AI-related efforts may give rise to risks related to accuracy, harmful bias, discrimination, intellectual property infringement, data privacy, and cybersecurity, among others. In addition, we may be subject to new or enhanced governmental or regulatory scrutiny, litigation or other liability and ethical concerns, and negative consumer perceptions as to the use of automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Any inadequacy in or failure to comply with our responsible use of AI policies and procedures or emerging laws, regulations and standards governing AI use could cause our technology not to operate as intended or to produce outcomes that could have a material and adverse effect on our business, reputation, results of operations, financial position and cash flows.

We are subject to risks associated with pandemics, like the COVID-19 pandemic, as well as other extreme events, large-scale medical emergencies and public health crises, which could have a material adverse effect on our business, results of operations, and financial condition and financial performance.
A pandemic or other large-scale medical emergency or public health crisis, such as the COVID-19 pandemic, referred to collectively as “public health crises,” may cause illness, death, quarantines, business and school shutdowns, reductions in business activity, travel and financial transactions, unemployment, inflation, labor shortages, supply chain interruptions, disruptions in public and private infrastructure and overall economic and financial market instability. The following are some risks that we could experience as a result of future public health crises, all of which could increase our costs, impair our ability to provide services, and have a material adverse effect on our business, cash flows, financial condition and results of operations:
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
If any future public health crisis occurs and continues for a prolonged period, these risks could be exacerbated and cause further impact to our business and operations. Additionally, other extreme events such as natural disasters, war, terrorism, increased crime, civil unrest and sanctions could create public health crises, operations disruptions or otherwise have a material adverse effect on our business, cash flows, financial condition and results of operations. In the event of a public health crisis, we may need to make temporary policy changes, such as waiving various medical requirements, assisting with replacement medications, transferring prescriptions and expanding our help line. Natural disasters or extreme weather events, such as wildfires, floods, hurricanes, tropical storms, and snow and ice storms, have impacted, and may in the future impact, our customers, associates, facilities and third-party vendors located in the affected area. Furthermore, climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, which could have a long-term impact on general economic conditions and the health benefits and pharmacy services industries in particular.
LEGAL, REGULATORY AND PUBLIC POLICY RISKS
We are subject to significant government regulation, and changes or proposed changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations and the market price of our securities.
We are subject to significant state and federal regulation associated with many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters, as described in greater detail in Part I, Item 1, “Business - Regulation” in this Annual Report on Form 10-K. Further, the integration into our business of entities that we acquire, or our expansion into new businesses or jurisdictions, may increase our regulatory risk and affect the way in which existing laws and rules apply to us.
Frequent and sometimes unpredictable changes to existing laws, rules and regulations or judicial interpretation, application or enforcement thereof, or development of new laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer (and where we offer them), restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals and implement changes in premium rates, and require enhancements to our compliance infrastructure and internal controls environment, which could adversely impact our business and results of operations. In addition, legislative and/or regulatory policies or proposals that seek to manage the healthcare industry or otherwise impact our business may cause the market price of our securities to decrease, even if such policies or proposals never become effective. In particular, further regulations and modifications to the ACA and laws and regulations stemming from the ACA could impact the market for our products, funding for ACA programs, the regulations applicable to us and the fees and taxes payable by us and otherwise affect our business and future operations, some of which may adversely affect our financial condition and results of operations.
We are required to obtain and maintain insurance, licenses and other regulatory approvals to market certain of our products and services, to increase prices for certain regulated products and services and to consummate some of our acquisitions and dispositions.

Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities, could have a material adverse effect on the profitability or marketability of our health benefits, pharmacy services, healthcare and other products and services or on our business, financial condition, and results of operations. In addition, changes in government regulations, policies or funding that apply to government-sponsored programs such as Medicare and Medicaid including, among other things, reimbursement levels, quality-based bonus payment determinations, eligibility and redetermination requirements, benefit coverage requirements and additional governmental participation, have adversely affected, and could in the future adversely affect, our business, cash flows, financial condition, and results of operations. Although Medicaid eligibility redeterminations following COVID-19 suspensions slowed throughout 2024, CMS has provided that states have until December 31, 2025, to complete these eligibility redeterminations.
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
We expect state legislatures will continue to focus on healthcare delivery and financing issues, including actions to reduce or limit increases to premium payments, provider billing protections, access to care and other reforms of state health insurance markets. State ballot initiatives could also be put to voters that could materially impact our operating environment. If enacted into law, these state proposals and actions could have a material adverse impact on our business, cash flows, operations or financial condition. Additionally, state legislative actions and litigation could impact ERISA pre-emption. Further, in the past, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA, including limiting ERISA’s preemptive effect on state laws, and other laws and could increase our costs, expose us to expanded liability, permit greater state regulation on our operations, or require us to revise the ways in which we conduct business.
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
Certain of our subsidiaries operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business related to, among other things, local and cross border taxation, intellectual property, investment, currency rate differentials, management control, labor, anti-fraud, anti-corruption and privacy and data protection, which vary by jurisdiction. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or associates, restrictions or outright prohibitions on the conduct of our business and significant reputational harm and could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.
We face risks related to litigation.
We are, and may in the future be, a party to a variety of private party and governmental legal actions and investigations that may affect our business, such as administrative charges before government agencies, employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, intellectual property-related litigation and settlements. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of health benefits; federal and state false claims act laws; dispensing of drugs associated with our pharmacy services business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; fee-based business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to: ERISA and the Mental Health Parity Act; the calculation of minimum

MLR and rebates related thereto; claims related to privacy, intellectual property and vendor disputes; claims related to our use of personal information and other proprietary data; and, customer audits and contract performance, including government contracts. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
We are also involved in, or may in the future be party to, pending or threatened litigation incidental to the business we transact or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets. From time to time, we are involved as a party in various governmental inquiries, investigations, audits, reviews and administrative proceedings, including challenges relating to the award of government contracts. These investigations, audits and reviews include routine and special investigations by state insurance departments, various federal regulators including CMS and the HHS Office of Inspector General, state attorneys general, the Department of Justice, and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties, and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations and financial condition.
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
We continue to evolve our business to offer products and services beyond traditional health insurance, including digital health technology, pharmacy services, home health, and behavioral and clinical care services, which subjects us to litigation and regulatory risks that are different from our traditional product and services offerings and may materially affect our exposure to other risks.
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
We provide pharmacy services and are responsible to regulators, our members and customers for the delivery of those pharmacy services that we contract to provide. Our pharmacy services business is subject to the risks inherent in the dispensing, packaging, fulfillment and distribution of pharmaceuticals and other healthcare products, including exposure to liabilities and reputational harm related to clinical quality, patient safety, infusion center operations, and other risks inherent in the dispensing, packaging and distribution of drugs, and other operational errors by us or our pharmacy services suppliers. Any failure by us or one of our pharmacy services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our pharmacy services business to civil and criminal penalties.
Our pharmacy services business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy services business. In addition, the pharmacy services business, which conducts business through home delivery, infusion and specialty pharmacies, is subject to federal and state laws and regulations, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the U.S. Food and Drug Administration. Growth of our home delivery, specialty pharmacy and infusion services businesses subjects us to an increase in licensure requirements, and to regulatory and operational risks as our pharmacy services business becomes more vertically integrated. Also, we and our third-party vendors may be subject to certain registration requirements and state and federal laws related to the practice of pharmacy. Noncompliance with applicable laws and regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.
Federal and state legislatures and regulators also regularly consider new laws and regulations and changes to existing regulations and policies for the industry that could materially affect current industry practices and our business. These new and changing laws and regulations include the regulation that was issued by HHS in November 2020 (but delayed to 2032 by the Inflation Reduction Act) related to drug manufacturer rebates, Medicaid spread pricing contract arrangements, the pricing of pharmaceuticals, the 2021 Appropriations Act provisions on drug price reporting and potential new regulations or legislation regarding commercial spread pricing, rebates, fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, pharmacy benefit manager compensation, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, prohibitions on pharmacy steering and pharmacy network reimbursement methodologies, and reporting requirements, as well as greater state regulation of pharmacy benefit managers and state involvement in the self-insured and Medicare Part D markets, which are typically preempted by federal law. Further, various government agencies have conducted and continue to conduct investigations and studies into certain pharmacy services practices, which have resulted and may in the future result in pharmacy benefit managers agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements, or could materially and adversely impact the pharmacy services business model. These changes in legislation within the prescription drug industry and pharmacy benefit management practices have both short-term and long-term impacts that could have a material adverse effect on our business and results of operations.
We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, and failure to comply with those requirements could result in a termination of the license agreements. The license agreements may be modified by the BCBSA, which could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2024, we provided health benefit and other healthcare services to approximately 34 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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

Upon termination of either license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee were applied to our total Blue Cross and/or Blue Shield enrollees of approximately 34 million as of December 31, 2024, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have a material adverse effect on our business, cash flows, financial condition and results of operations. For more information on the BCBSA license agreements, including requirements, restrictions and termination events set forth in these license agreements, see Part I, Item 1, “Business - BCBSA Licenses” of this Annual Report on Form 10-K.
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
Negative publicity in the healthcare industry is driven by factors that include, but are not limited to, premium rate increases, prior authorization practices, industry consolidation, cost of care initiatives and debate about current or proposed legislation. Such publicity may lead to more regulation and legislative review of industry practices, which may increase business costs and impact profitability by constraining our ability to market, maintain or expand our product and service offerings and result in increased regulatory oversight of our operations. Negative publicity and perception of the health benefits industry in general, the BCBSA, other BCBSA licensees, us, or our key vendors could limit our ability to attract and retain talent, impact the security of our workforce, and adversely affect our business, cash flows, financial condition and results of operations.
STRATEGIC RISKS
We face competition in many of our markets, and if we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to compete and grow may be adversely affected.
As a health company offering health benefits, pharmacy services and other diversified products and services, we operate in a highly competitive industry that is subject to significant changes from and competition due to legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices, technological advancements and changing market practices such as increasing usage of telehealth. We also must respond to pricing and other actions taken by existing competitors, suppliers and potentially disruptive new entrants in the Public Exchanges and in our other lines of business. These factors have produced and will continue to produce significant pressures on our profitability and membership. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers, through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly be able to contract directly with providers. Our success and future growth depend on our ability to compete effectively under these unique market pressures in the consumer-driven marketplace, and our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.
In addition, the pharmacy services industry is highly competitive, and our pharmacy services business unit is subject to competition from national, regional and local pharmacy services providers, other insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order and web pharmacies, discount cards and specialty pharmacies. Strong competition within the pharmacy services business has generated greater demand for lower product and service pricing and enhanced product and service offerings. Our inability to maintain positive trends, or to contract on favorable terms with CVS, wholesalers or pharmaceutical manufacturers for, among other things, rebates, discounts, administrative fees and inventory purchase prices, or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms such as the regulation issued by HHS related to rebates and the 2021 Appropriations Act, which requires reporting of plan spending, the cost of plan pharmacy benefits, enrollee premiums and any manufacturer rebates received by the plan or issuer, may adversely affect our competitive position, cash flows, financial condition and results of operations.
In order to achieve our long-term financial targets, we need to not only grow our profitable medical membership, but also continue to profitably grow and diversify our sources of revenue and earnings, including through the increased sale of our pharmacy services, both integrated and external, other healthcare services and products, and specialty products, such as stop loss, dental, vision and other supplemental products, expand our products and services and establish new cost of care solutions. If we are unable to execute our strategy with respect to the growth of our healthcare, pharmacy services, and other diversified products and services businesses, or if we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products and services from our competitors, our ability to profitably grow our business could be adversely affected.
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
For additional information, see “Business - Competition” in Part I, Item 1 of this Annual Report on Form 10-K.
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
•we may not be able to obtain required regulatory approval for an acquisition, in a timely manner, or at all, and government actions such as actions by the Federal Trade Commission, Department of Justice, or state governmental agencies, may affect our ability to complete our business combinations, which could result in additional expenditures required to develop products and services internally, place us at a competitive disadvantage, or impact market perceptions of our business and brand;
•the integration of entities we acquire into our business may affect the way in which existing and future laws and rules apply to us, including expansion of applicability; and
•future business combinations may make it difficult to comply with the requirements of the BCBSA and lead to a risk that our BCBSA license agreements may be terminated.

We face intense competition to attract and retain associates. Further, managing key executive succession and retention is critical to our success.
Our success depends on our ability to attract, develop and retain qualified associates, including those with diverse backgrounds, experience and skill sets, to operate and expand our business. We face intense competition for experienced and highly skilled associates, and we may be unable to attract and retain such associates, or competition among potential associates may result in increasing salaries. Further, adverse changes to our corporate culture could harm our business operations and our ability to retain key associates and executives. An inability to retain and attract associates and executives could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. We are exposed to interest rate risk to the extent of our variable rate indebtedness. Increases in interest rates could increase our cost of borrowing, and volatility in U.S. and global financial markets could impact our access to, or further increase the cost of, financing. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate to meet scheduled debt service obligations or may not be available on commercially reasonable terms.
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
As of December 31, 2024, we had $40.4 billion of goodwill and other intangible assets, representing 34.5% of our total consolidated assets. In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets for potential impairment, using assumptions and judgments regarding the estimated fair value of our reporting units. Estimated fair values might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
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
•changes in tax laws and regulations, uncertainty in the interpretation of tax laws and regulations or unfavorable resolutions of exams that could impact the future value of our deferred tax assets and deferred tax liabilities, or result in significant one-time charges in the current or future taxable years;
•a significant failure of our internal control over financial reporting;
•provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers; and
•failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
We operate in a highly regulated industry. Federal, state and international laws and contractual commitments guide our collection, use and disclosure of confidential information such as protected health information, personal financial information and personally identifiable information. Our success depends on maintaining a high level of trust among our stakeholders, including our consumers, clients, business partners, providers, regulators and associates. Failure to effectively secure, maintain and upgrade our information systems, or the availability and integrity of our data, could adversely affect our business, including our business strategy, cash flows, financial condition and results of operations.
Cybersecurity Risk Assessment
Our cybersecurity and risk management programs are part of our continuously evolving enterprise-wide risk management practices. Aligned and measured against the National Institute of Standards and Technology (NIST) Cybersecurity Framework, recognized best practices and standards for cybersecurity and information technology, industry and government standards and other guidelines, our cybersecurity and risk management programs utilize policies, processes, and technologies to identify, assess, manage and mitigate cybersecurity risks and threats we face. We also conduct periodic reviews and updates to uphold our security standards, including implementation of tabletop crises exercises. Our management implements ongoing and annual risk assessment processes to identify and manage risks that could affect our ability to safeguard sensitive data or provide reliable transaction processing and to minimize financial risk exposure. These risks include, but are not limited to, regulatory compliance; third-party management, including risks from business partners and software providers; mergers and acquisitions; system availability and disruption of business operations; data use and security; vulnerability and configuration management; fraud and extortion; and reputation risk.
The steps we take to reduce vulnerability to cyber-attacks and to mitigate and remediate the impact of cybersecurity incidents in a timely and coordinated manner include, but are not limited to: establishing information security policies and standards, implementing information protection processes, tools and technologies, monitoring information technology systems for cybersecurity threats, coordinating internal reporting, assessing cybersecurity risk profiles of key third-parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices.
In addition to our internal Information Security teams, we also utilize trusted third-party auditors and recognized cybersecurity consultants and certified assessors, to assess cybersecurity risks, related controls, and alignment to relevant regulatory and legal requirements. A third party evaluates our information security policies, standards and control environment at least annually. Assessments and testing protocols are performed against industry best practices and widely recognized security frameworks.
We face many cybersecurity risks in connection with our business. As of December 31, 2024, no known cybersecurity threats have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, cash flows, financial condition or results of operations; however, future cybersecurity incidents or threats may materially affect us, including by affecting our business strategy, results of operations or financial conditions. See Part I, Item 1A. “Risk Factors” for more information on the Company’s cybersecurity-related risks.

Management and Governance of Cybersecurity Risk
To manage our cybersecurity risk, we employ a cross-organizational steering committee, the Information Security Steering Committee (“ISSC”), that supports the direction and governance of our enterprise-wide Information Security Program. The ISSC is chaired by our Chief Information Security Officer (“CISO”) and is comprised of accountable senior business leaders including our Chief Compliance Officer (“CCO”), Chief Risk Officer (“CRO”), legal counsel, and human resources, procurement and business segment leaders.
In addition to the ISSC, we have defined risk functions to cover overall enterprise risks and information technology and cybersecurity risks within our enterprise risk management framework, including, but not limited to: our IT Risk Management program, led by our CISO; our Responsible Artificial Intelligence (“RAI”) Program, led by our Chief Digital Information Officer; Compliance, led by our CCO; Internal Audit, led by our Chief Audit Executive (“CAE”); Enterprise Risk Management programs led by our CRO; Third-Party Risk Management, comprised of business and information security leaders; IT due diligence processes, led by business, technology and information security leaders; and our Corporate Insurance Program, including cybersecurity insurance, led by our Treasurer.
To evaluate cybersecurity and privacy incidents and enable us to comply with public disclosure requirements, we have a Privacy and Security Incident Response and Reporting Policy and Procedure (the “Policy”) with defined escalation criteria (the “Plan”) in support of our incident response processes. The Plan provides a framework to our Cyber Incident Response Taskforce, comprised of our Chief Privacy Officer (“CPO”), CISO and applicable legal counsel and business and corporate services leaders, for responding to cybersecurity incidents. The Policy, together with the Plan, identifies applicable requirements for incident disclosure and reporting and also provides protocols for incident evaluation based on facts and circumstances of each incident, including the use of third-party service providers and partners, processes for notification and internal escalation of information to our senior management, including to our chief legal officer and CEO, a subcommittee of our SEC disclosure committee, and ultimately, our Board of Directors and appropriate Board committees. The Policy also addresses requirements for our external reporting obligations. The Policy is reviewed and updated, as necessary, under the leadership of our CISO and CPO.
Our Board oversees and guides our business and oversees our exposure to major risks, including steps taken by management to monitor and mitigate cybersecurity risks. The Board receives and reviews periodic reports from management on various risks, and delegates to its Audit Committee certain oversight responsibilities. The Board monitors cybersecurity risks and receives a report at least quarterly from our CISO regarding our Information Security Program. In addition, certain cybersecurity incidents are escalated to the Board in accordance with our Plan as described above. Periodically, the Board also receives third party assessments of our information security. The Audit Committee receives regular updates on both information security and data privacy matters, and oversees data privacy, integrity, incident and breach risks.
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
Our associates, including those responsible for cybersecurity, are evaluated for competence, including the knowledge and skills necessary to accomplish tasks that define associates’ roles and responsibilities and undergo regular training regarding security-awareness, privacy, ethics and compliance. Our job summaries contain specific educational and knowledge requirements necessary for cybersecurity jobs. In addition, a criminal background check is completed for all new associates and performance reviews are conducted annually to measure performance results and achievements and to assess the job competency of our associates.
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
Holders
As of February 1, 2025, there were 46,307 shareholders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2024 to October 31, 2024	801,484	421.93	798,055	$10,774
November 1, 2024 to November 30, 2024	1,859,856	409.95	1,856,962	10,013
December 1, 2024 to December 31, 2024	1,858,281	383.93	1,857,988	9,300
	4,519,621		4,513,005

1Total number of shares purchased includes 6,616 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
2Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2024, we repurchased 6,661,737 shares at an aggregate cost of $2,900 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard and Poor’s 500 Health Care Index (the “S&P 500 Health Care Index”). The graph assumes an investment of $100 on December 31, 2019 in each of our common stock and these indices (and the reinvestment of all dividends).
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

	December 31,
	2019	2020	2021	2022	2023	2024
Elevance Health, Inc.	$100	$108	$157	$176	$164	$130
S&P 500 Index	100	118	152	125	158	197
S&P 500 Health Care Index	100	113	143	140	143	147

Based upon an initial investment of $100 on December 31, 2019 with dividends reinvested.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 (In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes, included in Part II, Item 8 of this Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” “Elevance Health” or the “Company” used throughout this MD&A refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
This MD&A generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. A detailed discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.7 million medical members through our affiliated health plans as of December 31, 2024. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights and Carelon Health.
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
Our operating revenue consists of premiums, product revenue, and service fees. Premium revenue is generated from risk-based contracts where we indemnify our policyholders against costs for covered health benefits. Product revenue represents services performed by CarelonRx for unaffiliated pharmacy customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and service fees. Unaffiliated pharmacy customers include our fee-based employer groups that contract with CarelonRx for pharmacy services and external customers outside of the health plans we own. Service fees are generated from our fee-based customers for the processing of transactions or network discount savings realized, revenues from our Medicare processing business and revenues from other health-related businesses, including care management programs and miscellaneous other income.
Our benefit expense primarily includes costs of care for health services consumed by our risk-based members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and prescription drugs, and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products and services through our managed care plans, our aggregate cost of care can fluctuate based on a change in the overall mix of these products and services. Our managed care plans include: Preferred Provider Organizations; Health Maintenance Organizations; Point-of-Service plans; Traditional Indemnity plans and other hybrid plans, including Consumer-Driven Health Plans; and hospital only and limited benefit products.
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
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, including service coordination and case management for addressing complex and specialized healthcare needs, innovative product design and our ability to maintain or achieve improvement in our Centers for Medicare and Medicaid Services Star Ratings. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market-driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization rates resulting from the aging of the population and other demographics, the impact of epidemics and pandemics, as well as advances in medical technology and pharmaceuticals, may impose further risks to our ability to profitably underwrite our business and may have a material adverse impact on our results of operations.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale, as well as provide us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. We market and offer pharmacy services through CarelonRx and other subsidiaries, and we expect CarelonRx to continue to improve our ability to integrate pharmacy benefits within our medical and specialty platform. We have continued growing our government-sponsored business through organic growth and acquisitions. In all other markets, we intend to maintain our position by delivering excellent service, offering competitively priced products, providing access to high-quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Cross and Blue Shield names and marks.
For additional information about our business and reportable segments, see Part I, Item 1 “Business” and Note 20, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Trends
We continue to participate in the Individual state- or federally-facilitated marketplaces (“the Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. We anticipate growth in our Public Exchange memberships as former Medicaid members, no longer eligible for Medicaid coverage, continue to seek alternative coverage options. Additionally, we are entering select service areas in Florida, Maryland, and Texas in 2025, using our Simply Healthcare and Wellpoint brands, and we are actively evaluating expansion opportunities in additional marketplaces beyond 2025. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact significant modifications to existing laws and regulations, including changes to available subsidies, taxes and fees.
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
CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C., which is a subsidiary of CVS Health Corporation (“CVS”), pursuant to an agreement (the “CVS Agreement”) with the current contractual term extending through December 31, 2027. We can elect to have CVS continue to provide services to us for a three-year extension period on the same terms and conditions as in the current CVS Agreement in the event of a termination or non-renewal by either party.
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
Medical Cost Trends: Our medical cost trends are primarily driven by changes in the utilization of services across all provider types and the unit cost of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, new indications of existing prescription drugs, provider contracting inflation, labor costs and healthcare provider or member fraud.
For additional discussion regarding business trends, see Part I, Item 1 “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The Consolidated Appropriations Act of 2023, decoupled Medicaid eligibility redeterminations from the COVID-19 Public Health Emergency initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. Although most states have completed this process, Centers for Medicare and Medicaid Services (“CMS”) has provided that states have until December 31, 2025 to complete these eligibility redeterminations. Since redeterminations have resumed, we have continued to experience a decline in our Medicaid membership. We expect growth over time in our commercial plans, including through the Public Exchanges in states where we offer commercial plans, as members who have lost Medicaid coverage seek alternative coverage elsewhere.
The Inflation Reduction Act of 2022 contains a variety of provisions that have impacted, and continue to impact our business including by extending the American Rescue Plan Act of 2021's enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare effective in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023. If Congress does not act to extend the enhanced PTC, they will expire at the end of 2025, which could have a material adverse effect on our business and results of operations.
The Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) has impacted our business, including by imposing additional disclosure and reporting requirements related to broker compensation, mental health parity, pharmacy benefits and drug costs, as well as procedures and coverage requirements related to surprise medical bills, provider directory maintenance and continuity of care for certain patients. The requirements applicable to us under the 2021 Appropriations Act had varying effective dates, beginning in December 2021.
The health plan price transparency regulations issued by the U.S. Departments of Health and Human Services, Labor, and Treasury (“the Tri-Agencies”) pursuant to the 2021 Appropriations Act required us to begin disclosing certain pricing information regarding negotiated rates and historical payment information with providers in 2022. Additionally, as directed by law, we make available to members personalized out-of-pocket cost information and underlying negotiated rates.
In September 2024, the Tri-Agencies issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies will be necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging the final regulation and is pending court action.
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
For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, see Part I, Item 1 “Business-Regulation” and Part I, Item 1A “Risk Factors.”
Other Significant Items
Business and Operational Matters
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to refine the focus of our investments, and optimize our physical footprint. The 2023-2024 Business Efficiency Program included the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program was finalized as of December 31, 2024. For additional information, see Note 4, “Business Optimization Initiatives,” and Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Pursuant to CMS’ Medicare Advantage Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star Rating of 4.0 or higher to qualify for bonus payments. Our 2024 Star Ratings, which are used for payment year 2025, reflect that 53% of our Medicare Advantage members were enrolled in plans rated at least 4.0 Stars or higher. This is an increase, based on subsequent recalculations by CMS, over the original 2024 Star Ratings from October 2023, which reflected that 34% of our Medicare Advantage members were enrolled in plans rated at least 4.0 Stars or higher.
CMS released our 2025 Star Ratings in October 2024, which will be used to determine our Medicare Advantage bonus payments in 2026. Our 2025 Star Ratings reflect that 38% of our Medicare Advantage members were enrolled in plans rated at least 4.0 Stars or higher. We expect this change will result in a reduction to our 2026 operating revenue of approximately $183 million, net of offsets from contracting provisions. Further, we expect to mitigate the financial impact to our 2026 operating gain and net income per share resulting from this change through various strategies such as contract diversification, operating expense efficiencies, capital deployment alternatives and network enhancements.
Business Acquisitions and Divestitures
Investments in Joint Ventures and Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (d/b/a CareBridge), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible Medicaid/Medicare members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy, and our vision to be an innovative, valuable, and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.

On August 6, 2024, as discussed in Note 5 “Investments,” we made an equity investment of $2,580 that resulted in our minority interest ownership of approximately 35% of Augusta Topco Holdings, L.P. (“Mosaic Health”), a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services, LLC (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our additional contribution of the CMSI Assets to Mosaic Health was completed on January 1, 2025, for which we received an additional $300 of equity (approximately 5% ownership) in Mosaic Health. The CMSI Assets are included under the captions “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets as of December 31, 2024.
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. and its subsidiaries (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
On February 15, 2023, we completed our acquisition of BioPlus Parent, LLC and its subsidiaries (“BioPlus”) from CarepathRx Aggregator, LLC. Prior to the acquisition, BioPlus was one of the largest independent specialty pharmacy organizations in the United States. BioPlus, which operates as part of CarelonRx, seeks to connect payors and providers of specialty pharmaceuticals to meet the medication therapy needs of patients with complex medical conditions. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve.
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $201 in the year ended December 31, 2024. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested as of December 31, 2023, and the results of operations for such businesses for the year ended December 31, 2024 were not material.
For additional information, see Note 3, “Business Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Litigation Matters
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in 28 states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”), that is pending before the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.

The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), and the ultimate amount paid by the Company under the Subscriber Settlement Agreement was $604, which was primarily accrued in 2020. The Subscriber Settlement Agreement and the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024 with the request for the second Blue plan bid provision effective in September 2024. The funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
The BCBSA and the Blue plans have approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024, the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the Provider Settlement Agreement on December 4, 2024. If approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii)

various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024.
For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Selected Operating Performance
During the year ended December 31, 2024, total medical membership decreased by 1.1 million, or 2.3%. The decrease in medical membership was driven primarily by attrition in Medicaid membership, including as a result of eligibility redeterminations and certain market exits, and decreases in our Employer Group risk-based and Medicare Supplement businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual and FEP® businesses.
Operating revenue for the year ended December 31, 2024, was $175,204, an increase of $4,995, or 2.9%, from the year ended December 31, 2023. The increase in operating revenue was primarily driven by premium rate increases in all of our lines of business in recognition of medical cost trends, growth in CarelonRx product revenue and recent acquisitions. These increases were partially offset by declines in premiums driven by Medicaid membership attrition.
Net income for the year ended December 31, 2024, was $5,971, a decrease of $20, or 0.3%, from the year ended December 31, 2023. The decrease in net income was primarily due to a net decrease in our operating gain in our reportable segments and higher income tax expense, partially offset by increased net investment income, gain on the sale of our life and disability businesses and lower amortization of other intangible assets.
Our fully-diluted shareholders’ EPS for the year ended December 31, 2024, was $25.68, an increase of $0.46, or 1.8%, from the year ended December 31, 2023. Our diluted shares for the year ended December 31, 2024 were 232.9, a decrease of 4.5, or 1.9%, compared to the year ended December 31, 2023. The increase in EPS resulted from fewer diluted shares outstanding.
Operating cash flow for the year ended December 31, 2024, was $5,808, or approximately 1.0 times net income. Operating cash flow for the year ended December 31, 2023 was $8,061, or approximately 1.3 times net income. The decrease in operating cash flow was primarily due to the impact of the membership decline in our Medicaid business and working capital changes.
Membership and Other Metrics
Our medical membership includes the following customer types: Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and our FEP®. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded plans, which include Wellpoint, MMM and Simply Healthcare plans. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Public Exchanges. Individual business is sold on a risk-based basis. We offer on-exchange products through Public Exchanges and off-exchange products. Federal premium subsidies are available only for certain Public Exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Employer Group risk-based. Individual business accounted for 2.8%, 2.2% and 1.7% of our medical members at December 31, 2024, 2023 and 2022, respectively.
•Employer Group risk-based consists of employer customers who purchase products on a full-risk basis, which are products for which we charge a premium and indemnify our policyholders against costs for health benefits. Employer Group risk-based accounts include Local Group customers and National Accounts. Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health members. National Accounts generally consist of multi-state employer groups primarily headquartered in an Elevance Health service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Employer Group risk-based accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the Public Exchanges. Employer Group risk-based accounted for 8.1%, 8.0% and 8.4% of our medical members at December 31, 2024, 2023 and 2022, respectively.
•Employer Group fee-based customers represent employer groups, Local Group, and National Accounts, who purchase fee-based products and elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some fee-based customers choose to purchase stop loss coverage to limit their retained risk. Employer Group fee-based accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. Employer Group fee-based accounted for 45.0%, 43.2% and 42.4% of our medical members at December 31, 2024, 2023 and 2022, respectively.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Elevance Health who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Elevance Health controlled BCBSA licensee (the “home plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive service fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.5%, 14.3% and 13.8% of our medical members at December 31, 2024, 2023 and 2022, respectively.
•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; dual-eligible programs through Medicare-Medicaid Plans (“MMPs”); Medicare Supplement plans; and Medicare Part D Prescription Drug Plans (“Medicare Part D”). Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of commercial accounts or retired members of groups who are not affiliated with our commercial accounts who have selected a Medicare Advantage product through us. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare program business accounted for 6.5%, 6.3% and 6.1% of our medical members at December 31, 2024, 2023 and 2022, respectively.
•Medicaid membership represents eligible members who receive health benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 19.5%, 22.4% and 24.3% of our medical members at December 31, 2024, 2023 and 2022, respectively.

•FEP® members consist of United States government employees and their dependents who receive health benefits within our geographic markets. FEP® business accounted for 3.6%, 3.5% and 3.4% of our medical members at December 31, 2024, 2023 and 2022, respectively.
The following table presents our medical membership by customer type as of December 31, 2024, 2023 and 2022. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans.

				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Change	% Change	Change	% Change
Medical Membership (in thousands)
Individual	1,287	1,025	789	262	25.6%	236	29.9%
Employer Group Risk-Based	3,713	3,756	3,988	(43)	(1.1)%	(232)	(5.8)%
Commercial Risk-Based	5,000	4,781	4,777	219	4.6%	4	0.1%
BlueCard®1	6,630	6,706	6,555	(76)	(1.1)%	151	2.3%
Employer Group Fee-Based	20,569	20,227	20,174	342	1.7%	53	0.3%
Commercial Fee-Based	27,199	26,933	26,729	266	1.0%	204	0.8%
Medicare Advantage	2,066	2,047	1,977	19	0.9%	70	3.5%
Medicare Supplement	891	923	947	(32)	(3.5)%	(24)	(2.5)%
Total Medicare	2,957	2,970	2,924	(13)	(0.4)%	46	1.6%
Medicaid	8,917	10,503	11,571	(1,586)	(15.1)%	(1,068)	(9.2)%
Federal Employee Program®	1,661	1,642	1,623	19	1.2%	19	1.2%
Total Medical Membership	45,734	46,829	47,624	(1,095)	(2.3)%	(795)	(1.7)%
Other Membership (in thousands)[2]
Dental Members	7,282	6,820	6,692	462	6.8%	128	1.9%
Dental Administration Members	1,887	1,729	1,586	158	9.1%	143	9.0%
Vision Members	10,419	9,944	9,813	475	4.8%	131	1.3%
Medicare Part D Standalone Members	256	260	271	(4)	(1.5)%	(11)	(4.1)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	82.9	78.0	82.0	4.9	6.3%	(4.0)	(4.9)%
Carelon Services Consumers Served	101.1	103.3	105.0	(2.2)	(2.1)%	(1.7)	(1.6)%
1 BlueCard® membership at December 31, 2023 and 2022 has been restated lower by 132 and higher by 93, respectively, to align to our current reporting, which is the BCBSA reporting methodology.
2 We are no longer presenting our Life and Disability membership following the sale of that business on April 1, 2024.
December 31, 2024 Compared to December 31, 2023
Medical Membership
Total medical membership declined during the twelve months ended December 31, 2024. This was driven primarily by attrition in Medicaid membership, including as a result of eligibility redeterminations and certain market exits, decreases in our Employer Group risk-based and Medicare Supplement businesses. These decreases were partially offset by increases in our Employer Group fee-based, Individual and FEP® businesses.

Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Individual, Employer Group fee-based and FEP® businesses. Dental Administration membership increased primarily due to favorable in-group change with our other BCBSA plans associated with the FEP®. Vision membership increased due to increased sales in our Employer Group fee-based and Individual businesses and increased sales associated with our Medicare Advantage plans.
Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2024, 2023 and 2022 are as follows:

				Change
	Years Ended December 31			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Total operating revenue	$175,204	$170,209	$155,660	$4,995	2.9%	$14,549	9.3%
Net investment income	2,051	1,825	1,485	226	12.4%	340	22.9%
Net losses on financial instruments	(445)	(694)	(550)	249	(35.9)%	(144)	26.2%
Gain on sales of business	201	—	—	201	100.0%	—	—%
Total revenues	177,011	171,340	156,595	5,671	3.3%	14,745	9.4%
Benefit expense	127,567	124,330	116,642	3,237	2.6%	7,688	6.6%
Cost of products sold	19,750	17,293	13,035	2,457	14.2%	4,258	32.7%
Operating expense	20,025	20,087	17,700	(62)	(0.3)%	2,387	13.5%
Other expense[1]	1,765	1,915	1,618	(150)	(7.8)%	297	18.4%
Total expenses	169,107	163,625	148,995	5,482	3.4%	14,630	9.8%
Income before income tax expense	7,904	7,715	7,600	189	2.4%	115	1.5%
Income tax expense	1,933	1,724	1,712	209	12.1%	12	0.7%
Net income	5,971	5,991	5,888	(20)	(0.3)%	103	1.7%
Net loss (gain) attributable to noncontrolling interests	9	(4)	6	13	NM	(10)	NM
Shareholders’ net income	$5,980	$5,987	$5,894	$(7)	(0.1)%	$93	1.6%

Average diluted shares outstanding	232.9	237.4	242.8	(4.5)	(1.9)%	(5.4)	(2.2)%
Diluted shareholders’ earnings per share	$25.68	$25.22	$24.28	$0.46	1.8%	$0.94	3.9%
Effective tax rate	24.5%	22.3%	22.5%		200 bp3		(20) bp3
Benefit expense ratio[2]	88.5%	87.0%	87.6%		150 bp3		(60) bp3
Operating expense ratio[4]	11.4%	11.8%	11.4%		(40) bp3		40 bp3
Income before income tax expense as a percentage of total revenues	4.5%	4.5%	4.9%		0 bp3		(40) bp3
Shareholders’ net income as a percentage of total revenues	3.4%	3.5%	3.8%		(10) bp3		(30) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.
1Includes interest expense and amortization of other intangible assets.
2Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2024, 2023 and 2022 were $144,166, $142,854 and $133,229, respectively. Premiums are included in total operating revenue presented above.
3bp = basis point; one hundred basis points = 1%.
4Operating expense ratio represents operating expense as a percentage of total operating revenue.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Total operating revenue increased primarily as a result of premium rate increases in all of our lines of business in recognition of medical cost trends, growth in CarelonRx product revenue and recent acquisitions. These increases were partially offset by declines in premiums driven by Medicaid membership attrition.
Net investment income increased primarily due to higher income from fixed maturity securities and alternative investments.
Net losses on financial instruments decreased due to increased gains on fixed maturity securities, partially offset by losses on strategic investments and equity securities.
During the twelve months ended December 31, 2024, we experienced a gain on sale of business due to the sale of our life and disability business.
Benefit expense increased primarily due to increases in medical cost trends in our Health Business segment due to Medicaid membership eligibility redeterminations. These increases were partially offset by declines driven by Medicaid membership attrition.
Our benefit expense ratio increased, primarily driven by higher Medicaid membership cost trends due to Medicaid rates being inadequate to cover medical cost trends that were well in excess of historical averages, primarily due to the Medicaid membership redeterminations.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script utilization.
Operating expense decreased primarily due to disciplined cost management, enhanced efficiency and lower business optimization charges, partially offset by the accrual for the Provider Settlement Agreement associated with the BCBSA Litigation.
Our operating expense ratio decreased primarily due to disciplined cost management, enhanced efficiency, lower business optimization charges and the favorable impact of operating revenue growth, partially offset by the accrual for the Provider Settlement Agreement associated with the BCBSA Litigation.
Other expense decreased primarily due to decreased amortization of intangible assets during the twelve months ended December 31, 2024. During the twelve months ended December 31, 2023, we had increased amortization of other intangible assets as the amortization period of certain assets was shortened to align with the dates our new branding took place.
Our effective income tax rate increased from 22.3% to 24.5%, primarily due to the impact of geographic changes in the mix of our 2024 earnings.
Our shareholders’ net income as a percentage of total revenues slightly decreased in 2024 as compared to 2023 as a result of all the factors discussed above.

Reportable Segments Results of Operations
The following table presents a summary of our reportable segment financial information for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31			Change
				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Operating Revenue
Health Benefits	$150,275	$148,571	$138,484	$1,704	1.1%	$10,087	7.3%
CarelonRx	35,961	33,835	28,526	2,126	6.3%	5,309	18.6%
Carelon Services	17,961	14,147	12,860	3,814	27.0%	1,287	10.0%
Corporate & Other	309	479	399	(170)	(35.5)%	80	20.1%
Eliminations	(29,302)	(26,823)	(24,609)	(2,479)	9.2%	(2,214)	9.0%
Total operating revenue	$175,204	$170,209	$155,660	$4,995	2.9%	$14,549	9.3%
Operating Gain (Loss)
Health Benefits	$6,243	$6,888	$6,022	$(645)	(9.4)%	$866	14.4%
CarelonRx	2,172	1,975	1,868	197	10.0%	107	5.7%
Carelon Services	717	680	535	37	5.4%	145	27.1%
Corporate & Other	(1,270)	(1,044)	(142)	(226)	21.6%	(902)	635.2%
Operating Margin
Health Benefits	4.2%	4.6%	4.3%		(40) bp		30 bp
CarelonRx	6.0%	5.8%	6.5%		20 bp		(70) bp
Carelon Services	4.0%	4.8%	4.2%		(80) bp		60 bp

The following table summarizes Health Benefits operating revenues by Commercial, Medicare, Medicaid and FEP® lines of business for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31			Change
				2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
Health Benefits Operating Revenue
Commercial	$46,816	$43,266	$41,674	$3,550	8.2%	$1,592	3.8%
Medicare	36,795	35,067	31,604	1,728	4.9%	3,463	11.0%
Medicaid	51,937	56,601	52,886	(4,664)	(8.2)%	3,715	7.0%
Federal Employee Program®	14,727	13,637	12,320	1,090	8.0%	1,317	10.7%
Total Health Benefits operating revenues	$150,275	$148,571	$138,484	$1,704	1.1%	$10,087	7.3%
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium rate increases in all of our lines of business in recognition of medical cost trends, partially offset by membership attrition in our Medicaid business.
The decrease in operating gain was primarily a result of Medicaid rates being inadequate to cover medical cost trends that were well in excess of historical averages due to Medicaid membership eligibility redeterminations, partially offset by improved premium yields in our other Health Benefits businesses.

CarelonRx
Operating revenue increased primarily as a result of higher prescription volume associated with growth in external pharmacy members and the recent acquisition of Paragon, partially offset by the impact of Medicaid membership attrition.
The increase in operating gain was primarily a result of the growth in product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.
Carelon Services
Operating revenue increased primarily due to the continued expansion of our medical benefit management, behavioral health and post-acute care services, as well as acquisitions completed in 2024.
The increase in operating gain was primarily driven by improved performance in Carelon Services businesses, partially offset by increased medical cost trends in our post-acute business and the impact of Medicaid membership attrition.
Corporate & Other
The increase in operating loss was primarily due to the accrual recorded for the Provider Settlement Agreement associated with the BCBSA Litigation, partially offset by disciplined cost management and lower business optimization charges.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2024, this liability was $15,746 and represented 20.9% of our total liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported; as well as (2) claims reported to us but not yet processed through our systems, which approximated 97.5%, or $15,347, of our total medical claims liability as of December 31, 2024; and (3) claims reported to us and processed through our systems but not yet paid, which approximated 2.5%, or $399 of the total medical claims payable as of December 31, 2024. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 2% to 6% of our total medical claims liability, due to timing of when claim payments are made.
Liabilities for claims incurred but not reported and reported but not yet processed through our systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Our reserving practice for claim liabilities is to consistently recognize the appropriate amount of reserve within a level of confidence required by Actuarial Standards of Practice. We determine the amount of the liability for incurred but not yet reported or processed claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.
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
While numerous factors contribute to our medical claims payable liability estimation, the two assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2024, were the completion and trend factors. These vital assumptions can be affected by variables such as utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2024, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions results in variability of 2%, or approximately $295, in the December 31, 2024 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2024 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2024, there was a 380 basis point differential in the high and low trend factors. This range of trend factors would imply variability of 4%, or approximately $560, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2024.
See Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2024, 2023 and 2022. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year”, or as we establish liabilities for premium refunds based upon the minimum medical loss ratio (“MLR”), the relative health risk of members, and other contractual or regulatory requirements. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.5% for 2024, 88.0% for 2023 and 87.3% for 2022. This ratio serves as an indicator of claims processing speed whereby 2024 claims were processed at a similar speed to 2023 and 2022.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2024, this metric was 12.3%, largely driven by favorable completion factor development from 2023 as well as favorable trend factor development at the end of 2023. For the year ended December 31, 2023, this metric was 11.4% and was largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022. For the year ended December 31, 2022, this metric was 7.0% and was largely driven by favorable trend factor development at the end of 2021.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims. For the year ended December 31, 2024, this metric was 1.4%, which was calculated using the redundancy of $1,731. This metric was 1.4% for 2023 and 0.9% for 2022.
The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2023 and 2022 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2023	2022
Total net incurred medical claims, as reported	$120,227	$112,545
Retrospective basis, as described above	120,067	111,843
Variance	$160	$702
Variance to total net incurred medical claims, as reported	0.1%	0.6%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2024 estimate of medical claims payable will be known during 2025.

The 2023 variance to total net incurred medical claims, as reported, of 0.1% was less than the 2022 percentage of 0.6%. This was primarily driven by the fact that the change in prior year redundancy reported for 2023 as compared to 2022 was less than the change in the prior year redundancy reported for 2022 as compared to 2021.
Goodwill and Other Intangible Assets
Our total goodwill and other intangible assets at December 31, 2024 were $40,371, and represented 34.5% of our total assets and 97.5% of our total equity at December 31, 2024.
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
We did not incur any impairment losses as a result of our 2024 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2024. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
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
Investments
Current and long-term marketable investment securities were $27,428 at December 31, 2024 and represented 23.5% of our total consolidated assets at December 31, 2024. We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Most fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
In addition to marketable investment securities, we held additional long-term investments of $9,749, or 8.3% of total consolidated assets, at December 31, 2024. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies, notes receivables and mortgage loans. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $26,236 at December 31, 2024. The weighted-average credit rating of these securities was “A” as of December 31, 2024. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions of $835 that are guaranteed by third parties. With the exception of 14 securities with a fair value of $8, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2024. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2024.

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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2024 and 2023.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2024 totaled $872 and represented approximately 2.6% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2024 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Introduction
Our cash receipts result primarily from premiums, product revenue, service fees, investment income, proceeds from the sale or maturity of our investment securities, proceeds from business divestitures, proceeds from borrowings and proceeds from the issuance of common stock under our employee stock plans. Cash disbursements result mainly from claims payments, operating expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
We manage our cash, investments and capital structure so that we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash and cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash that exceeds our near-term obligations in longer term marketable fixed maturity securities to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are generally available-for-sale to meet liquidity and other needs. Our subsidiaries pay out excess capital annually in the form of dividends to their respective parent companies for general corporate use, as permitted by applicable regulations.
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
A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31			$ Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Sources of Cash:
Net cash provided by operating activities	$5,808	$8,061	$8,399	$(2,253)	$(338)
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	586	—	—	586	—
Issuances of short- and long-term debt, net of repayments	6,200	626	862	5,574	(236)
Issuances of common stock under employee stock plans	221	152	182	69	(30)
Other sources of cash, net	—	—	762	—	(762)
Total sources of cash	12,815	8,839	10,205	3,976	(1,366)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	—	(2,700)	(2,338)	2,700	(362)
Repurchase and retirement of common stock	(2,900)	(2,676)	(2,316)	(224)	(360)
Purchases of subsidiaries, net of cash acquired	(4,809)	(1,552)	(649)	(3,257)	(903)
Purchases of property and equipment	(1,256)	(1,296)	(1,152)	40	(144)
Cash dividends	(1,508)	(1,395)	(1,229)	(113)	(166)
Other uses of cash, net	(508)	(80)	—	(428)	(80)
Total uses of cash	(10,981)	(9,699)	(7,684)	(1,282)	(2,015)
Effect of foreign exchange rates on cash and cash equivalents	(6)	(1)	(14)	(5)	13
Net increase (decrease) in cash and cash equivalents	$1,828	$(861)	$2,507	$2,689	$(3,368)
Liquidity—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The decline in cash provided by operating activities was primarily due to the impact of the membership decline in our Medicaid business and working capital changes.
Other significant changes in sources and uses of cash year-over-year included (a) additional sources of cash from issuances of short- and long-term debt, net of repayments, proceeds from sales, maturities, calls and redemptions of investments, net of purchases, and issuances of common stock under employee stock plans and (b) increased uses of cash from purchases of subsidiaries, net of cash acquired, the repurchase and retirement of common stock, the purchase of property and equipment, cash dividends, and other uses of cash, net.

Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $35,716 at December 31, 2024. Since December 31, 2023, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $1,529, primarily due to cash used for common stock repurchases, purchases of subsidiaries net of cash acquired, purchases of property and equipment and cash dividends paid to shareholders. This decrease was partially offset by cash generated from operations, issuances of short-and-long term debt, net of repayment, proceeds from sales, maturities, calls, and redemptions, and issuances of common stock.
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
At December 31, 2024, we held $2,357 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 43.0% and 38.9% as of December 31, 2024 and 2023, respectively.
Our senior debt is rated “A” by S&P Global Ratings, “BBB+” by Fitch Ratings, Inc., “Baa2” by Moody’s Investors Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. If our credit ratings are downgraded, our business, liquidity, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of December 31, 2024, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 43.0%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2024, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at December 31, 2024.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $4,000, to redeem any outstanding commercial paper upon maturity. At December 31, 2024, we had $0 outstanding under our commercial paper program. Beginning June 30, 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2024, we had $365 of outstanding short-term borrowings from the FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $2,700 of dividends will be paid to us by our subsidiaries during 2025. During 2024, we received $6,322 of dividends from our subsidiaries.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (the “NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2024 were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Long-Term Liquidity Requirements
As of December 31, 2024, our long-term cash disbursements required under various contractual obligations and commitments were:
•Debt and interest expense: Future debt and estimated interest payments are $52,073, with $2,855 due within the next twelve months. For additional information, see Note 13, “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Operating leases: We lease office space and certain computer equipment, for which the future estimated payments were $886, with $184 due within the next twelve months. For additional information, see Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Other liabilities: These liabilities primarily consist of future policy reserves, projected other postretirement benefits, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Amounts due within twelve months were $35, with $1,956 due in future periods. Estimated future payments for funded pension benefits have been excluded from these numbers, as we had no funding requirements under the Employee Retirement Income Security Act of 1974, as amended, at December 31, 2024, as a result of the value of the assets in the plans. In addition, gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities have not been included. For further information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Purchase obligations: These obligations include estimated payments for future services under contractual arrangements from third-party service vendors. Amounts due within the next twelve months for these purchase obligations were $995, while longer term payments were $3,891. For further information, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Investment commitments: These include unfunded capital commitments for alternative investments and low-income housing tax credits. Estimated amounts due were $1,444, including $409 due within the next twelve months.
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
On January 22, 2025, our Audit Committee declared a quarterly cash dividend to shareholders of $1.71 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2025 to the shareholders of record as of March 10, 2025.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2024, we had Board authorization of $9,300 to repurchase our common stock. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time. We intend to utilize this authorization over a multi-year period, subject to market and industry conditions.
We believe that funds from future operating cash flows, cash and investments and funds available under our credit facilities and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
Other than disclosed in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we do not have any off-balance sheet derivative instruments, guarantee transactions, agreements or other contractual arrangements or any indemnification agreements that will require funding in future periods. We have not transferred assets to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not hold any variable interest in an unconsolidated entity where such entity provides us with financing, liquidity, market risk or credit risk support. See Note 2, “Subsidiary Transactions,” of the Notes to Condensed Financial Statements (Parent Company Only) included in Part IV, Item 15 of this Annual Report on Form 10-K for additional detail on the Elevance Health, Inc. parent guarantees of certain subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2024. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Investments in fixed maturity securities include corporate securities, which account for 53% of our total fixed maturity securities at December 31, 2024 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,424 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,527 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
Our equity portfolio is comprised of large capitalization and small capitalization exchange-traded funds, domestic equities, foreign equities and index mutual funds. Our equity portfolio is subject to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation, and consumer confidence. These systemic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in a diversified equity portfolio.
Our other invested assets, reported within our long-term investments, are primarily subject to private market exposures, including private equity and private credit investments. These investments are also subject to credit quality risk, interest rate risk and market valuation risk, as public market valuations will form a basis for valuations for these investments. Given their illiquid nature, we focus on appropriate sizing of these investments relative to our liquidity needs and risk tolerance. Our risk tolerance is formed by the level of illiquidity and short-term price movements from market valuation risk we are willing to accept relative to the higher long-term expected returns over the life of these investments.
As of December 31, 2024, 4% of our marketable investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $119. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $119.
For additional information regarding our investments, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2024 consisted of senior unsecured notes and subordinated surplus notes issued by one of our insurance subsidiaries. At December 31, 2024, the carrying value and estimated fair value of our long-term debt was $30,867 and $28,460, respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2024, we recorded a net liability of $142, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $383 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $383 increase in fair value.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Elevance Health, Inc.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2024, 2023 and 2022

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Elevance Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Elevance Health, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Incurred but Not Paid Claims

Description of the Matter
Medical claims payable was $15,746 million at December 31, 2024, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

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

To test the Company’s liability for incurred but not paid claims, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims and membership data recorded in the source claims processing and disbursement systems to the data used by management in developing completion and trend factor assumptions and agreeing a sample of incurred and paid claims to source documentation. With the support of actuarial specialists, we evaluated the methodologies applied by the Company in determining the actuarially determined liability and management's actuarial assumptions, including trend and completion factor assumptions, used in their analysis based on historical claim experience and independently calculated a range of reasonable reserve estimates for comparison to management’s best estimate of the liability for incurred but not paid claims. Additionally, we performed a review of the prior period liabilities for incurred but not paid claims to subsequent claims development.

                                    /s/ Ernst & Young LLP

We have served as the Company’s auditor since 1944.

Indianapolis, Indiana
February 20, 2025

Elevance Health, Inc.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$8,288	$6,526
Fixed maturity securities (amortized cost of $25,879 and $30,446; allowance for credit losses of $6 and $4)	25,201	29,614
Equity securities	1,192	229
Premium receivables	8,011	7,902
Self-funded receivables	5,044	4,558
Other receivables	6,016	5,405
Other current assets	4,700	5,795
Assets held for sale	490	—
Total current assets	58,942	60,029
Long-term investments:
Fixed maturity securities (amortized cost of $1,049 and $890; allowance for credit losses of $0 and $0)	1,035	876
Other invested assets	9,749	6,107
Property and equipment, net	4,652	4,359
Goodwill	28,277	25,317
Other intangible assets	12,094	10,273
Other noncurrent assets	2,140	1,967
Total assets	$116,889	$108,928

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$15,746	$16,111
Other policyholder liabilities	4,204	5,600
Unearned income	1,508	1,402
Accounts payable and accrued expenses	6,927	6,910
Short-term borrowings	365	225
Current portion of long-term debt	1,649	1,649
Other current liabilities	10,029	9,894
Liabilities held for sale	153	—
Total current liabilities	40,581	41,791
Long-term debt, less current portion	29,218	23,246
Reserves for future policy benefits	190	778
Deferred tax liabilities, net	2,148	1,970
Other noncurrent liabilities	3,326	1,738
Total liabilities	75,463	69,523
Commitments and Contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 227,479,695 and 233,071,088	2	2
Additional paid-in capital	8,911	8,868
Retained earnings	33,549	31,749
Accumulated other comprehensive loss	(1,147)	(1,313)
Total shareholders’ equity	41,315	39,306
Noncontrolling interests	111	99
Total equity	41,426	39,405
Total liabilities and equity	$116,889	$108,928
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2024	2023	2022
Revenues
Premiums	$144,166	$142,854	$133,229
Product revenue	22,630	19,452	14,978
Service fees	8,408	7,903	7,453
Total operating revenue	175,204	170,209	155,660
Net investment income	2,051	1,825	1,485
Net losses on financial instruments	(445)	(694)	(550)
Gain on sale of business	201	—	—
Total revenues	177,011	171,340	156,595
Expenses
Benefit expense	127,567	124,330	116,642
Cost of products sold	19,750	17,293	13,035
Operating expense	20,025	20,087	17,700
Interest expense	1,185	1,030	851
Amortization of other intangible assets	580	885	767
Total expenses	169,107	163,625	148,995
Income before income tax expense	7,904	7,715	7,600
Income tax expense	1,933	1,724	1,712
Net income	5,971	5,991	5,888
Net loss (gain) attributable to noncontrolling interests	9	(4)	6
Shareholders’ net income	$5,980	$5,987	$5,894
Shareholders’ earnings per share
Basic	$25.81	$25.38	$24.56
Diluted	$25.68	$25.22	$24.28

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2024	2023	2022
Net income	$5,971	$5,991	$5,888
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	103	1,117	(2,260)
Change in non-credit component of impairment losses on investments	1	—	(3)
Change in net unrealized gains/losses on cash flow hedges	4	18	10
Change in net periodic pension and other benefit costs	60	40	(70)
Change in future policy benefits	(2)	(3)	32
Foreign currency translation adjustments	(6)	(1)	(13)
Other comprehensive income (loss)	160	1,171	(2,304)
Net loss (gain) attributable to noncontrolling interests	9	(4)	6
Other comprehensive loss attributable to noncontrolling interests	6	6	11
Total shareholders’ comprehensive income	$6,146	$7,164	$3,601

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2024	2023	2022
Operating activities
Net income	$5,971	$5,991	$5,888
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	445	694	550
Gain on sale of business	(201)	—	—
Equity in net earnings (losses) of other invested assets	(1)	33	(293)
Depreciation and amortization	1,393	1,745	1,675
Deferred income taxes	(374)	(602)	(115)
Impairment of property, equipment and right-of-use assets	103	446	7
Share-based compensation	191	289	264
Changes in operating assets and liabilities:
Receivables, net	(683)	(1,762)	(2,510)
Other invested assets	(78)	(79)	11
Other assets	824	(675)	133
Policy liabilities	(1,840)	147	2,411
Unearned income	(113)	290	(42)
Accounts payable and other liabilities	(272)	1,640	824
Income taxes	404	(103)	(338)
Other, net	39	7	(66)
Net cash provided by operating activities	5,808	8,061	8,399
Investing activities
Purchases of investments	(17,986)	(16,236)	(24,946)
Proceeds from sale of investments	16,547	10,596	11,988
Maturities, calls and redemptions from investments	2,025	2,940	10,620
Changes in securities lending collateral	73	78	(301)
Purchases of subsidiaries, net of cash acquired	(4,809)	(1,552)	(649)
Proceeds from sales of subsidiaries, net of cash sold	363	—	—
Purchases of property and equipment	(1,256)	(1,296)	(1,152)
Other, net	(124)	(102)	(120)
Net cash used in investing activities	(5,167)	(5,572)	(4,560)
Financing activities
Proceeds from long-term borrowings	7,710	2,574	3,071
Repayments of long-term borrowings	(1,650)	(1,909)	(1,899)
Proceeds from short-term borrowings	275	225	1,365
Repayments of short-term borrowings	(135)	(265)	(1,675)
Changes in securities lending payable	(75)	(77)	302
Changes in bank overdrafts	(638)	114	933
Repurchase and retirement of common stock	(2,900)	(2,676)	(2,316)
Cash dividends	(1,508)	(1,395)	(1,229)
Proceeds from issuance of common stock under employee stock plans	221	152	182
Taxes paid through withholding of common stock under employee stock plans	(109)	(99)	(93)
Other, net	2	7	41
Net cash provided by (used in) financing activities	1,193	(3,349)	(1,318)
Effect of foreign exchange rates on cash and cash equivalents	(6)	(1)	(14)
Change in cash and cash equivalents	1,828	(861)	2,507
Cash and cash equivalents at beginning of year	6,526	7,387	4,880
Less cash and cash equivalents included in assets held for sale at end of year	(66)	—	—
Cash and cash equivalents at end of year	$8,288	$6,526	$7,387
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Shareholders’ Equity

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2022	241.8	$2	$9,148	$27,119	$(197)	$68	$36,140
Net income (loss)	—	—	—	5,894	—	(6)	5,888
Other comprehensive loss	—	—	—	—	(2,293)	(11)	(2,304)
Noncontrolling interests adjustment	—	—	—	—	—	36	36
Repurchase and retirement of common stock	(4.8)	—	(184)	(2,132)	—	—	(2,316)
Dividends and dividend equivalents	—	—	—	(1,234)	—	—	(1,234)
Issuance of common stock under employee stock plans, net of related tax benefits	1.0	—	352	—	—	—	352
Convertible debenture repurchases and conversions		—	(232)	—	—	—	(232)
December 31, 2022	238.0	2	9,084	29,647	(2,490)	87	36,330
Net income	—	—	—	5,987	—	4	5,991
Other comprehensive income (loss)	—	—	—	—	1,177	(6)	1,171
Noncontrolling interests adjustment	—	—	—	—	—	14	14
Repurchase and retirement of common stock, including excise tax	(5.8)	—	(217)	(2,481)	—	—	(2,698)
Dividends and dividend equivalents	—	—	—	(1,404)	—	—	(1,404)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	342	—	—	—	342
Convertible debenture repurchases and conversions	—	—	(341)	—	—	—	(341)
December 31, 2023	233.1	2.0	8,868.0	31,749.0	(1,313.0)	99.0	39,405.0
Net income (loss)	—	—	—	5,980	—	(9)	5,971
Other comprehensive income (loss)	—	—	—	—	166	(6)	160
Noncontrolling interests adjustment	—	—	—	—	—	27	27
Repurchase and retirement of common stock, including excise tax	(6.7)	—	(262)	(2,662)	—	—	(2,924)
Dividends and dividend equivalents	—	—	—	(1,518)	—	—	(1,518)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	305	—	—	—	305
December 31, 2024	227.5	$2	$8,911	$33,549	$(1,147)	$111	$41,426
See accompanying notes.

Elevance Health, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.7 million medical members through our affiliated health plans as of December 31, 2024. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries.
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
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Elevance Health and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
statements include the accounts of Elevance Health, Inc. and subsidiaries that we control, including variable interest entities for which we are the primary beneficiary. We are considered the primary beneficiary if we have the power to direct the variable interest entity's most significant economic activities, and we have the right to receive benefits or obligations to absorb losses that could be significant to the entity. We evaluate the following criteria: (1) the structure and purpose of the entity; (2) the risks and rewards created by and shared through the entity; and (3) our ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $409 and $294 at December 31, 2024 and 2023, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
We have investments in limited partnerships (“LPs”) and companies in which our ownership interest may enable us to influence the operating or financial decisions of the investee company, including unconsolidated variable interest entities. These investments are accounted for using the equity method of accounting and are reported within “Other invested assets” in our consolidated balance sheets. Our proportionate share of equity in net income for these LPs and unconsolidated investee companies is reported within “Net investment income” in our consolidated statements of income. The carrying value of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than temporary. In applying the equity method (including assessment for other-than temporary impairment), we use financial information provided by the LPs and investee companies, generally on a one-to three-month lag. We consolidate investee companies in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $183 and $212 at December 31, 2024 and 2023, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $115 and $87 at December 31, 2024 and 2023, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
to us. These receivables are reported net of an allowance for doubtful accounts of $1,385 and $941 at December 31, 2024 and 2023, respectively.
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
Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting, and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of the cost of acquisition over the fair value of net assets acquired, including other intangible assets. Other intangible assets represent the values assigned to customer relationships, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses and other agreements, such as non-compete agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.
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
FASB guidance allows for qualitative assessments of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of a goodwill impairment analysis and whether it is more likely than not that an indefinite-lived intangible asset is impaired for purposes of an indefinite-lived intangible asset impairment analysis. Estimated fair values developed based on our assumptions and judgments might be different if other reasonable assumptions and estimates were to be used. Qualitative analysis involves assessing situations and developments that could affect key

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
drivers used to evaluate whether the fair value of our goodwill and indefinite-lived intangible assets is impaired. Our procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors, and entity specific events.
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
A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s estimated fair value. This determination consists of a one-step test comparing the estimated fair value of a reporting unit, including goodwill, to its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized. This goodwill impairment loss is equal to the excess of the reporting unit’s carrying amount over its estimated fair value, which is recorded in the results of operations.
Fair value for purposes of a quantitative impairment test for indefinite-lived intangible assets is estimated using a projected income approach. We recognize an impairment loss when the estimated fair value of indefinite-lived intangible assets is less than the carrying value, which is recorded in the results of operations. If significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
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
All investments in derivatives are recorded as assets or liabilities at fair value, except certain put and call options on large blocks of equity securities. Put and call options on large blocks of equity securities are initially recorded at fair value; however, they are not subsequently marked to market. If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. Amounts excluded from the assessment of hedge effectiveness, if any, are reported in results of operations immediately. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change. Cash flows associated with the settlement of non-designated derivatives are shown on a net basis in investing activity in our consolidated statements of cash flow.
From time to time, we may also purchase derivatives to hedge, on an economic basis, our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
contracts for these transactions. We generally do not designate these contracts as hedges and, accordingly, the changes in fair value of these derivatives are recognized in results of operations immediately.
As part of our international operations, we conduct transactions in foreign currencies, which exposes us to risks associated with fluctuations in foreign currency exchange rates. To manage this exposure, we utilize forward contracts to hedge expenses that are denominated in currencies other than the U.S. dollar. These forward contracts are designated as cash flow hedges and qualify for hedge accounting treatment under the applicable accounting standards.
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2024, we believe there were no material concentrations of credit risk with any individual counterparty.
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
Retirement Benefits: We recognize the funded status of pension and other postretirement benefit plans on the consolidated balance sheets based on fiscal-year-end measurements of plan assets and benefit obligations. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Prepaid postretirement benefits represent prepaid costs related to retiree medical, life, vision and dental benefits and are reported with other noncurrent assets.
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
Medical Claims Payable: Liabilities for medical claims payable include estimated provisions for incurred but not paid claims on an undiscounted basis, as well as estimated provisions for expenses related to the processing of claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported; (2) claims reported to us but not yet processed through our systems; and (3) claims reported to us and processed through our systems but not yet paid.
Liabilities for claims incurred but not reported and reported but not yet processed through our systems are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Our reserving practice for claim liabilities is to consistently recognize the appropriate amount of reserve within a level of confidence required by Actuarial Standards of Practice. We determine the amount of the liability for incurred but not yet reported or processed claims by following a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Premium deficiencies are recognized when it is probable that expected claims plus administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. For purposes of evaluating premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, reserves for premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No reserves for premium deficiencies were established at December 31, 2024 or 2023.
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
Other policyholder liabilities also include liabilities for premium refunds based upon the minimum medical loss ratio (“MLR”). We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”). If we do not meet or exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by subsidiary, state and applicable line of business in accordance with regulations issued by the US Department of Health and Human Services (“HHS”). Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
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
Also included are our risk-adjustment payables for certain risk-adjustment programs. The risk-adjustment programs reallocate funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants. We estimate our payable based on the risk of our customers compared to the risk of other customers in the same state and market, considering data obtained from industry studies and HHS. Payables are recorded as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.
Reserves for Future Policy Benefits: Future policy benefits include liabilities for insurance policies for which some of the premiums received in earlier years are intended to pay anticipated benefits to be incurred in future years. Future policy benefits are continually monitored and reviewed, and when reserves are adjusted, differences are reflected in benefit expense.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
We believe that our liabilities for future policy benefits, along with future premiums received, are adequate to satisfy our ultimate benefit liability; however, these estimates are inherently subject to a number of variable circumstances. Consequently, the actual results could differ materially from the amounts recorded in our consolidated financial statements.
Revenue Recognition: Premiums for risk-based contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for MLR rebates, risk adjustment, reinsurance and risk corridor under contractual premium stabilization arrangements, the ACA or other regulatory requirements. Premiums may also include performance incentives and penalties, which are recognized based on contractual terms. We estimate amounts receivable and payable under these contractual terms, and to the extent that such estimated amounts vary from the final amounts paid, the adjustments are included in earnings in the period of final settlement. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premium payments related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as Unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
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
Product revenue represents services performed by CarelonRx for unaffiliated pharmacy customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and service fees. Unaffiliated pharmacy customers include our fee-based groups that have contracted with CarelonRx for pharmacy services and third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation, excluding co-payments and subsidies made by or on behalf of affiliated customers. Product revenue for pharmacy services is recognized using the gross method at the negotiated contract price when CarelonRx has concluded that it is the principal, and it controls the services before prescription drugs are transferred to the customer. CarelonRx determined it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicate CarelonRx is primarily responsible for fulfilling the promise to provide pharmacy services. CarelonRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at December 31, 2024 and 2023. Revenue recognized in 2024 and 2023 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Employer Group risk-based customers with a smaller employee base. Products for our Employer Group risk-based customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Group markets, we offer products through state or federally facilitated marketplaces, or Public Exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image are expensed when first aired. Total advertising and marketing expense was $540, $599 and $511 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
We assess our ROU assets for impairment when there are indicators of impairment and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. During the years ended December 31, 2024, 2023 and 2022, we recorded $17, $23 and $34, respectively, for impairment and abandonment of ROU assets. See Note 18, “Leases,” for additional information about the ROU asset impairment and abandonment charges.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Recently Adopted Accounting Guidance: In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our fiscal year beginning after December 15, 2023, and interim periods within our fiscal year beginning after December 15, 2024. The amendments are to be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the significant segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of ASU 2023-07 did not have an impact on our results of operations or our consolidated cash flows.
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 changed the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year to our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Annual Report on Form 10-K have been restated to reflect the impacts of our adoption as required by the new standard. An adjustment of $(131) was made to shareholders’ net income for the year ended December 31, 2022, which include an adjustment to benefit expense of $155. In addition, the following balance sheet adjustments were made for the year ended December 31, 2022: $(17) to total assets; $47 to total liabilities; $13 to accumulated other comprehensive loss; and $(64) to shareholders’ equity and total equity.
Recent Accounting Guidance Not Yet Adopted: In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional expense breakdowns in the footnotes for items such as inventory purchases, employee compensation, depreciation, and intangible asset amortization. Public companies must also provide a qualitative description of remaining expense amounts not separately disclosed, as well as the definition and total amount of selling expenses. ASU 2024-03 is effective for our fiscal year beginning after December 15, 2026, and interim periods within our fiscal year beginning after December 15, 2027. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of the update, or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effects the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2024 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.
3. Business Acquisitions and Divestitures
Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. As of December 31, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $152 has been allocated to finite-lived intangible assets, $426 to indefinite-lived intangible assets and $450 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of December 31, 2024, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (“CareBridge”), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of December 31, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $995 has been allocated to finite-lived intangible assets and $1,631 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of December 31, 2024, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of December 31, 2024, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $411 has been allocated to finite-lived intangible assets and $747 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of December 31, 2024, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
material to our consolidated results of operations.
During the year ended December 31, 2024, in total, we completed business combinations for total cash consideration of approximately $5,128. The purchase prices for all business combinations were preliminarily allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values. Tangible net assets acquired were $(236), and intangible assets were $5,364, of which $1,872 was allocated to finite-lived intangible assets, $426 to indefinite-lived intangible assets, and $3,066 to goodwill. Of these amounts, $2,641 was allocated to our Carelon Services reportable segment, $1,594 was allocated to our CarelonRx reportable segment and $1,129 to our Health Benefits reportable segment. The majority of goodwill is not deductible for income tax purposes. As of December 31, 2024, the initial accounting for the acquisitions had not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period may result from a purchase price adjustment, or will be recorded as an adjustment to goodwill and/or intangible assets acquired. The proforma effects of these acquisitions for prior periods were not material to our consolidated results of operations.
During the year ended December 31, 2023, in total, we completed business combinations for total cash consideration of approximately $1,655. These acquisitions included BioPlus Parent, LLC and its subsidiaries (“BioPlus”), which were acquired in February 2023. The purchase prices for all business combinations were preliminarily allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $820 was allocated to finite-lived intangible assets and $923 to goodwill. Of these amounts, $1,723 was allocated to our CarelonRx reportable segment and $20 to our Carelon Services reportable segment. The majority of goodwill is not deductible for income tax purposes. As of December 31, 2024, the accounting for the acquisitions was finalized. The proforma effects of these acquisitions for prior periods were not material to our consolidated results of operations.
Acquired tangible assets (liabilities) at the acquisition date were:

	2024	2023
Cash, cash equivalents and short-term investments	$484	$6
Accounts receivable and other current assets	847	241
Property, equipment and other long-term assets	309	18
Medical claims and other policyholder liabilities payable	(154)	—
Accounts payable and other current liabilities	(1,005)	(169)
Other long-term liabilities	(242)	(1)
Deferred tax liabilities	(475)	(183)
Total net tangible assets (liabilities)	$(236)	$(88)
The preliminary purchase price allocations for the various 2024 business combinations are subject to adjustment as valuation analyses, primarily related to intangible assets and contingent and tax liabilities, are finalized.
Acquisition date fair values and weighted-average useful lives assigned to intangible assets include:

	2024		2023
	Fair Value	Weighted Average Useful Life	Fair Value	Weighted Average Useful Life
Customer-related	$1,621	20 years	$796	25 years
Provider and hospital relationships	70	10 years	—	0
Other	181	8 years	24	5 years
State Medicaid licenses	426	—	—	—
Total intangible assets	$2,298		$820
The results of operations and financial condition of acquired entities have been included in our consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through December 31, 2024, the impact of

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
the acquired entities on revenue and net earnings was not material. Unaudited pro-forma revenues for the years ended December 31, 2024, 2023 and 2022, as if the acquisitions had occurred on January 1, 2022, were immaterial.
Divestitures
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $201 in the year ended December 31, 2024. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested as of December 31, 2023 and results of operations for the year ended December 31, 2024 were not material.
4.    Business Optimization Initiatives
2023-2024 Business Efficiency Program
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program included the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program was finalized as of December 31, 2024. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2025.
In 2024, we incurred $268 of costs towards the 2023-2024 Business Efficiency Program. This included primarily $72 of pre-tax charges for information technology asset write-offs, $165 of pre-tax personnel-related charges for the reduction and/or relocation of staff, which includes severance and related costs primarily determined under our existing severance plans, and $31 of pre-tax charges from asset impairments related to the closure or partial closure of offices, including operating lease-related ROU assets and other property and equipment.
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
These charges in both years were recognized in operating expense in the Corporate & Other segment; see Note 20, “Segment Information.”
During the year ended December 31, 2024, there were $165 in charges related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $132. During the year ended December 31, 2023, there were $230 in charges related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $39.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
5. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2024 and 2023 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

December 31, 2024
Fixed maturity securities:
United States Government securities	$1,907	$2	$(85)	$—	$1,824
Government sponsored securities	156	—	(5)	—	151
Foreign government securities	19	—	(2)	—	17
States, municipalities and political subdivisions, tax-exempt	3,142	33	(123)	—	3,052
Corporate securities	14,095	192	(367)	(4)	13,916
Residential mortgage-backed securities	3,274	13	(236)	—	3,051
Commercial mortgage-backed securities	1,801	8	(60)	(1)	1,748
Other asset-backed securities	2,534	36	(92)	(1)	2,477
Total fixed maturity securities	$26,928	$284	$(970)	$(6)	$26,236
December 31, 2023
Fixed maturity securities:
United States Government securities	$1,873	$25	$(54)	$—	$1,844
Government sponsored securities	112	1	(3)	—	110
Foreign government securities	5	1	(2)	—	4
States, municipalities and political subdivisions, tax-exempt	3,985	69	(152)	—	3,902
Corporate securities	14,838	322	(580)	(2)	14,578
Residential mortgage-backed securities	4,071	40	(279)	—	3,832
Commercial mortgage-backed securities	2,174	13	(138)	(2)	2,047
Other asset-backed securities	4,278	25	(130)	—	4,173
Total fixed maturity securities	$31,336	$496	$(1,338)	$(4)	$30,490
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
For fixed maturity securities in an unrealized loss position at December 31, 2024 and 2023, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2024
Fixed maturity securities:
United States Government securities	40	$1,240	$(52)	25	$330	$(33)
Government sponsored securities	10	89	(2)	36	42	(3)
Foreign government securities	2	15	(1)	2	2	(1)
States, municipalities and political subdivisions, tax-exempt	527	1,092	(22)	661	943	(101)
Corporate securities	1,415	4,717	(92)	1,317	2,645	(275)
Residential mortgage-backed securities	306	1,097	(25)	1,312	1,291	(211)
Commercial mortgage-backed securities	136	670	(15)	297	661	(45)
Other asset-backed securities	123	293	(9)	236	735	(83)
Total fixed maturity securities	2,559	$9,213	$(218)	3,886	$6,649	$(752)
December 31, 2023
Fixed maturity securities:
United States Government securities	35	$552	$(9)	44	$370	$(45)
Government sponsored securities	—	—	—	40	52	(3)
Foreign government securities	—	—	—	2	4	(2)
States, municipalities and political subdivisions, tax-exempt	203	354	(2)	1,034	1,811	(150)
Corporate securities	389	608	(15)	2,624	6,871	(565)
Residential mortgage-backed securities	183	438	(5)	1,620	2,075	(274)
Commercial mortgage-backed securities	112	353	(6)	534	1,317	(132)
Other asset-backed securities	110	394	(18)	761	2,342	(112)
Total fixed maturity securities	1,032	$2,699	$(55)	6,659	$14,842	$(1,283)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of December 31, 2024, we do not intend to sell these investments, and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to increasing interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $6 and $4 at December 31, 2024 and 2023, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The amortized cost and fair value of fixed maturity securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$198	$196
Due after one year through five years	4,827	4,772
Due after five years through ten years	10,550	10,378
Due after ten years	6,278	6,090
Mortgage-backed securities	5,075	4,800
Total fixed maturity securities	$26,928	$26,236
Equity Securities
A summary of current equity securities at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Equity Securities:
Exchange traded funds	$1,002	$106
Common equity securities	118	45
Private equity securities	72	78
Total	$1,192	$229
Other Invested Assets
Other invested assets include non-controlled joint ventures, including our minority interest ownership of approximately 35% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”).
On August 6, 2024, we made an equity investment in Mosaic Health of $2,580, consisting of cash and the net put option discussed in Note 6 “Derivative Financial Instruments”, Mosaic Health is a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services, LLC (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. The investment is accounted for as an equity method investment. Our additional contribution of the CMSI Assets to Mosaic Health was completed on January 1, 2025, for which we received an additional $300 of equity (approximately 5% ownership) in Mosaic Health. The CMSI Assets are included under the captions “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets as of December 31, 2024.
In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a line of credit up to $500 to Mosaic Health. Net amounts receivable under these arrangements were $188 at December 31, 2024, which is included under the caption “Other invested assets” in our consolidated balance sheets as of December 31, 2024. During the year ended December 31, 2024, we recognized $7 in interest income from the financing arrangement with Mosaic Health. In addition to the term loan and line of credit, we committed to providing $70 of funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of the CMSI Assets through December 31, 2026, and to fund any remaining shortfalls as necessary for which we would receive additional equity interests in Mosaic Health.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
In January 2023, we made an equity investment in Liberty Dental, a joint venture with Welsh, Carson, Anderson & Stowe which engages in dental insurance and dental health care administration. The investment is accounted for as an equity method investment. In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250 of which $87 was disbursed in 2024. The mandatorily redeemable preferred equity in Liberty Dental is included in the caption “Other invested assets” in our consolidated balance sheets at December 31, 2024. Dividend income recognized from the financing arrangement during the year ended December 31, 2024 was not material.
Investment Income
The major categories of net investment income for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Fixed maturity securities	$1,539	$1,387	$971
Equity securities	40	18	48
Cash equivalents	235	305	77
Other invested assets	274	157	432
Investment income	2,088	1,867	1,528
Investment expenses	(37)	(42)	(43)
Net investment income	$2,051	$1,825	$1,485
Investment (Losses) Gains
Net investment (losses) gains for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$158	$47	$52
Gross realized losses from sales	(479)	(488)	(469)
Impairment losses recognized in income	(17)	(15)	(31)
Net realized losses on fixed maturity securities	(338)	(456)	(448)
Equity securities:
Unrealized losses recognized on equity securities still held	(6)	(1)	(78)
Net realized (losses) gains recognized on equity securities sold	(9)	6	(102)
Net (losses) gains on equity securities	(15)	5	(180)
Other investments:
Gross gains	49	103	96
Gross losses	(25)	(63)	(64)
Impairment losses recognized in income	(126)	(291)	(34)
Net losses on other investments	(102)	(251)	(2)
Net losses on investments	$(455)	$(702)	$(630)
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
to: (i) changes in the investment environment; (ii) expectations that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities were $16,334, $12,289 and $22,048 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
At December 31, 2024 and 2023, there were no individual investments that exceeded 10% of shareholders’ equity.
At December 31, 2024 and 2023, there were nine and eleven, respectively, fixed maturity investments that did not produce income during the years then ended.
We had unfunded loan commitments to certain equity investees of $1,442 and $1,321 at December 31, 2024 and 2023, respectively. We do not believe such obligations will materially affect its financial position, results of operations, or cash flows.
As of December 31, 2024 and 2023, we had committed approximately $423 and $497, respectively, to future investments in rated notes.
At December 31, 2024 and 2023, securities with carrying values of approximately $1,035 and $876, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
Accrued Investment Income
Accrued investment income totaled $287 and $301 at December 31, 2024 and 2023, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at December 31, 2024 and 2023 was $2,305 and $2,380, respectively. The collateral received was 102% of the market value of the loaned securities at each of December 31, 2024 and 2023.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
At December 31, 2024 and 2023, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,115 and $2,255, respectively, United States Government securities for $176 and $99, respectively, and residential mortgage-backed securities for $14 and $26, respectively.
6. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2024 and 2023, we had posted collateral of $142 and $35, respectively, related to our derivative financial instruments.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of the aggregate contractual or notional amounts and carrying values related to derivative financial instruments at December 31, 2024 and 2023 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Carrying Value
			Asset	(Liability)
December 31, 2024
Hedging instruments
Interest rate swaps - fixed to floating	$6,475	Other assets/other liabilities	$8	$(150)
Foreign currency forwards	322	Other liabilities	—	(6)
Subtotal hedging	6,797		8	(156)
Non-hedging instruments
Interest rate swaps	5		—	—
Options	2,453	Other liabilities	—	(1,415)
Futures/Forwards	124	Equity securities/other assets	3	—
Subtotal non-hedging	2,582	Subtotal non-hedging	3	(1,415)
Total derivatives	$9,379	Total derivatives	11	(1,571)
		Amounts netted	(6)	6
		Net derivatives	$5	$(1,565)

December 31, 2023
Hedging instruments
Interest rate swaps - fixed to floating	$1,475	Other assets/other liabilities	$15	$(52)

Non-hedging instruments
Derivatives embedded in convertible securities	15	Fixed maturity securities	1	—
Interest rate swaps	5		—	—
Options	161	Other liabilities	—	(85)
Collars	19	Equity securities	14	(3)
Futures/Forwards	151	Equity securities/other assets	7	—
Subtotal non-hedging	351	Subtotal non-hedging	22	(88)
Total derivatives	$1,826	Total derivatives	37	(140)
		Amounts netted	(15)	15
		Net derivatives	$22	$(125)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the Secured Overnight Financing Rate. A summary of our outstanding fair value hedges at December 31, 2024 and 2023 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2024	2023
Interest rate swap	2024	$200	$—	5.500%	April 15, 2032
Interest rate swap	2024	1,000	—	4.750	August 15, 2032
Interest rate swap	2024	600	—	5.150	December 15, 2028
Interest rate swap	2024	1,000	—	5.375	December 15, 2033
Interest rate swap	2024	750	—	4.750	August 15, 2029
Interest rate swap	2024	750	—	4.950	May 1, 2031
Interest rate swap	2024	1,200	—	5.200	August 15, 2034
Interest rate swap	2023	300	300	5.000	April 15, 2032
Interest rate swap	2023	150	150	2.550	September 15, 2030
Interest rate swap	2023	—	500	4.900	February 8, 2026
Interest rate swap	2023	125	125	4.101	September 1, 2027
Interest rate swap	2023	100	100	2.250	November 15, 2029
Interest rate swap	2022	150	150	5.500	April 15, 2032
Interest rate swap	2022	75	75	4.101	September 1, 2027
Interest rate swap	2022	75	75	2.250	November 15, 2029
Total notional amount outstanding		$6,475	$1,475
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2024 and 2023:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2024	2023	2024	2023
Long-term debt	$29,218	$23,246	$(142)	$(37)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. During 2024 and 2023, swaps in the notional amount of $900 and $550, respectively, were terminated.
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $201 and $211 at December 31, 2024 and 2023, respectively. As of December 31, 2024, the total amount of amortization over the next twelve months for all cash flow hedges is estimated to increase interest expense by approximately $13. No amounts were excluded from effectiveness testing.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative (Loss) Gain Recognized
Year ended December 31, 2024
Options (including swaptions)	Net losses on financial instruments	$(1)
Collars	Net losses on financial instruments	14
Futures	Net losses on financial instruments	(3)
Total		$10
Year ended December 31, 2023
Derivatives embedded in convertible securities	Net losses on financial instruments	$(2)
Options (including swaptions)	Net losses on financial instruments	3
Collars	Net losses on financial instruments	(3)
Futures	Net losses on financial instruments	10
Total		$8
Year ended December 31, 2022
Derivatives embedded in convertible securities	Net losses on financial instruments	$(3)
Interest rate swaps	Net losses on financial instruments	(4)
Options (including swaptions)	Net losses on financial instruments	13
Collars	Net losses on financial instruments	10
Futures		64
Total		$80
In connection with our equity investment in Mosaic Health (see Note 5, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provides for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The net put option’s fair value liability of $1,330, which is a non-cash item measured at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of December 31, 2024. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.
As discussed in Note 5, “Investments,” in January 2023, we made an equity investment that resulted in our minority interest ownership of Liberty Dental. As part of the Liberty Dental transaction, we entered into a shareholders’ agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options could result in our purchase of the units held by the majority owners in 2026 and 2027. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions, including cash flow projections, risk-free rates, volatility and details specific to the put and call options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The net put option’s fair value liability of $85 determined as of December 31, 2023 is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of December 31, 2024 and 2023. We have elected to not mark the net put option to market, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.

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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 is as follows:

	Level I	Level II	Level III	Total
December 31, 2024
Assets:
Cash equivalents	$3,199	$—	$—	$3,199
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,824	—	1,824
Government sponsored securities	—	151	—	151
Foreign government securities	—	17	—	17
States, municipalities and political subdivisions, tax-exempt	—	3,052	—	3,052
Corporate securities	—	13,873	43	13,916
Residential mortgage-backed securities	—	3,041	10	3,051
Commercial mortgage-backed securities	—	1,748	—	1,748
Other asset-backed securities	—	1,730	747	2,477
Total fixed maturity securities, available-for-sale	—	25,436	800	26,236
Equity securities:
Exchange traded funds	1,002	—	—	1,002
Common equity securities	87	31	—	118
Private equity securities	—	—	72	72
Total equity securities	1,089	31	72	1,192
Other invested assets - common equity securities	18	—	—	18
Securities lending collateral	—	2,306	—	2,306
Derivatives - other assets	—	5	—	5
Total assets	$4,306	$27,778	$872	$32,956
Liabilities:
Derivatives - other liabilities	$—	$(150)	$—	$(150)
Total liabilities	$—	$(150)	$—	$(150)

December 31, 2023
Assets:
Cash equivalents	$2,210	$—	$—	$2,210
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,844	—	1,844
Government sponsored securities	—	110	—	110
Foreign government securities	—	4	—	4
States, municipalities and political subdivisions, tax-exempt	—	3,902	—	3,902
Corporate securities	—	14,532	46	14,578
Residential mortgage-backed securities	—	3,830	2	3,832
Commercial mortgage-backed securities	—	2,047	—	2,047
Other asset-backed securities	—	3,634	539	4,173
Total fixed maturity securities, available-for-sale	—	29,903	587	30,490
Equity securities:
Exchange traded funds	106	—	—	106
Common equity securities	12	33	—	45
Private equity securities	—	—	78	78
Total equity securities	118	33	78	229
Other invested assets - common equity securities	111	—	—	111
Securities lending collateral	—	2,382	—	2,382
Derivatives - other assets	—	10	—	10
Total assets	$2,439	$32,328	$665	$35,432
Liabilities:
Derivatives - other liabilities	$—	$(40)	$—	$(40)
Total liabilities	$—	$(40)	$—	$(40)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2024, 2023 and 2022 is as follows:

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset-Backed Securities	Equity Securities	Total
Year ended December 31, 2024
Beginning balance at January 1, 2024	$46	$2	$539	$78	$665
Total gains (losses):
Recognized in net income	1	—	—	(6)	(5)
Recognized in accumulated other comprehensive income	—	—	12	—	12
Purchases	26	10	118	17	171
Sales	(5)	(2)	(10)	(17)	(34)
Settlements	(4)	—	(1)	—	(5)
Transfers into Level III	—	—	92	—	92
Transfers out of Level III	(21)	—	(3)	—	(24)
Ending balance at December 31, 2024	$43	$10	$747	$72	$872
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2024	$—	$—	$—	$(5)	$(5)

Year ended December 31, 2023
Beginning balance at January 1, 2023	$137	$—	$356	$88	$581
Total gains (losses):
Recognized in net income	(10)	—	—	(4)	(14)
Recognized in accumulated other comprehensive income	6	—	3	—	9
Purchases	38	—	191	15	244
Sales	(88)	—	(17)	(21)	(126)
Settlements	(21)	—	—	—	(21)
Transfers into Level III	6	2	6	—	14
Transfers out of Level III	(22)	—	—	—	(22)
Ending balance at December 31, 2023	$46	$2	$539	$78	$665
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2023	$—	$—	$—	$(6)	$(6)

Year ended December 31, 2022
Beginning balance at January 1, 2022	$336	$5	$19	$89	$449
Total gains (losses):
Recognized in net income	—	—	(1)	—	(1)
Recognized in accumulated other comprehensive income	(1)	—	(16)	—	(17)
Purchases	56	—	370	17	443
Sales	(210)	—	(14)	(18)	(242)
Settlements	(41)	—	—	—	(41)
Transfers into Level III	9	—	—	—	9
Transfers out of Level III	(12)	(5)	(2)	—	(19)
Ending balance at December 31, 2022	$137	$—	$356	$88	$581
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2022	$—	$—	$—	$—	$—
There were no individually material transfers into or out of Level III during the years ended December 31, 2024, 2023 or 2022.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisitions of Centers, CareBridge and Paragon in 2024 and BioPlus in 2023. The net assets acquired in these acquisitions and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Centers, CareBridge, Paragon and BioPlus were estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation.
Also, we entered into agreements which included certain put and call options associated with our minority interest ownership of Mosaic Health in 2024 and Liberty Dental in 2023. The resulting net put option liabilities were recorded at their fair values measured at the dates of acquisition using Level III inputs with an election not to mark the derivative to market, which is further discussed and disclosed in Note 6, “Derivatives”. The net put option carrying value for Mosaic Health was $1,330 at December 31, 2024. The net put option fair value for Liberty Dental was $543 and $85 at December 31, 2024 and 2023, respectively.
Other than the assets acquired and liabilities assumed in our acquisitions of CareBridge, Centers, Paragon and BioPlus and the net put options on Mosaic Health and Liberty Dental described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2024 or 2023.
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
Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain quoted prices for each security from third-party pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the pricing services engaged and the valuation techniques and inputs used. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2024, 2023 or 2022.
In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.
Non-financial instruments such as property and equipment, other current assets, deferred income taxes, intangible assets and certain financial instruments, such as limited partnerships, joint ventures, other non-controlled corporations, corporate-owned life insurance policies, and policy liabilities, are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value on the consolidated balance sheets:
Other invested assets: Other invested assets primarily include our mortgage loans and notes receivables. Mortgage loans are carried at amortized cost net of loss allowance. The fair value of mortgage loans is measured using discounted cash flows benchmarked against the 10-year U.S. Treasury yield plus a market rate spread. The notes receivables are measured at their amortized cost. The fair value of notes receivables is the present value of discounted future cash flows.

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
Options: The options consist of put, call and purchase price true-up options associated with our equity investment in the Mosaic Health joint venture and the put and call options associated with our equity investment in Liberty Dental. The fair value of the net put option associated with Mosaic Health is based on a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. The fair value of the net put option associated with Liberty Dental is based on the discounted present value of estimated future option exercise prices.
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2024 and 2023 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2024
Assets:
Other invested assets	$642	$—	$—	$610	$610
Liabilities:
Debt:
Short-term borrowings	365	—	365	—	365
Notes	30,867	—	28,460	—	28,460
Options	1,415	—	—	1,873	1,873

December 31, 2023
Assets:
Other invested assets	$302	$—	$—	$278	$278
Liabilities:
Debt:
Short-term borrowings	225	—	225	—	225
Notes	24,895	—	23,569	—	23,569
Options	85	—	—	85	85

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
The components of deferred income taxes at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred income tax assets:
Accrued expenses	$826	$595
Bad debt reserves	434	415
Insurance reserves	192	178
Lease liabilities	170	172
Retirement liabilities	126	132
Deferred compensation	45	44
Federal and state carryforwards	428	368
Foreign (including Puerto Rico) carryforwards	90	87
Other	100	166
Subtotal	2,411	2,157
Less: valuation allowance	(294)	(271)
Total deferred income tax assets	2,117	1,886

Deferred income tax liabilities:
U.S. federal and state intangible assets	2,584	2,043
Foreign (including Puerto Rico) intangible assets	194	330
Capitalized software	513	485
Depreciation and amortization	38	81
Investment basis	11	11
Retirement assets	330	319
Lease right-of-use assets	114	110
Prepaid expenses	275	249
Total deferred income tax liabilities	4,059	3,628
Net deferred income tax liabilities	$1,942	$1,742
We recognized $206 and $228 of deferred tax asset under the caption “Other noncurrent assets” at December 31, 2024 and 2023, respectively. We recognized $2,148 and $1,970 of deferred tax liability under the caption “Deferred tax liabilities, net” at December 31, 2024 and 2023, respectively.
As of December 31, 2024, we have established U.S. deferred taxes for undistributed earnings from certain non-U.S. subsidiaries, which are included in the Investment basis component above, consistent with prior years.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Significant components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	2024	2023	2022
Current tax expense:
Federal	$1,753	$1,899	$1,455
Foreign (including Puerto Rico)	93	95	98
State and local	448	420	244
Total current tax expense	2,294	2,414	1,797
Deferred tax benefit	(361)	(690)	(85)
Total income tax expense	$1,933	$1,724	$1,712
State and local current tax expense is reported gross of federal benefit in the preceding table, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included on a net of federal tax basis in multiple lines in the following rate reconciliation table.
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,660	21.0%	$1,620	21.0%	$1,596	21.0%
State and local income taxes net of federal tax expense/benefit	216	2.7	124	1.6	190	2.5
Tax exempt interest and dividends received deduction	(12)	(0.1)	(15)	(0.2)	(19)	(0.3)
Change in valuation allowance	43	0.6	84	1.1	51	0.7
Other, net	26	0.3	(89)	(1.2)	(106)	(1.4)
Total income tax expense	$1,933	24.5%	$1,724	22.3%	$1,712	22.5%
During the year ended December 31, 2024, we recognized income tax expense of $1,933, or $8.30 per diluted share. The increase in effective income tax rate for 2024 compared to 2023 was primarily due to the impact of geographic changes in the mix of 2024 earnings.
During the year ended December 31, 2023, we recognized income tax expense of $1,724, or $7.26 per diluted share. The decrease in effective income tax rate for 2023 compared to 2022 was primarily due to the impact of geographic changes in the mix of 2023 earnings.
During the year ended December 31, 2022, we recognized income tax expense of $1,712, or $7.05 per diluted share.
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Balance at January 1	$468	$349
Additions based on:
Tax positions related to current year	146	19
Tax positions related to prior years	216	119
Reductions based on:
Tax positions related to prior years	(55)	(19)
Balance at December 31	$775	$468

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $804 and $450 at December 31, 2024 and 2023, respectively. Also included in the table above, at December 31, 2024, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate.
For the years ended December 31, 2024, 2023 and 2022, we recognized net interest expense of $57, $24 and $13, respectively. We had accrued approximately $165 and $79 for the payment of interest at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022 we recognized net penalty expense of $7, $17 and $0, respectively. We had accrued approximately $85 and $60 for the payment of penalties at December 31, 2024 and 2023, respectively.
As of December 31, 2024, as further described below, certain tax years remain open to examination by the Internal Revenue Service (“IRS”) and various state, local and foreign authorities. As a result of these examinations and discussions with taxing agencies, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could be reduced within a range of approximately $137 to $475.
We are a member of the IRS Compliance Assurance Process (“CAP”). The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. As of December 31, 2024, the IRS examination of our 2024, 2023 and 2022 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in operating expense.
At December 31, 2024, we had federal net operating loss carryforwards of $54, of which $33 will expire beginning 2032 through 2044 and $21 have an indefinite carryforward period. State and local net operating loss carryforwards of $256, of which $194 will expire beginning 2025 through 2044, and $62 have an indefinite carryforward period. Foreign net operating loss carryforward of $90 will expire beginning 2033.
Income taxes receivable totaled $138 and $543 at December 31, 2024 and 2023, respectively. We recognized the income tax receivable of $213 and $543 as an asset under the caption “Other current assets” and the income tax payable of $75 and $0 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
During 2024, 2023 and 2022, federal income taxes paid totaled $1,303, $1,936 and $1,594, respectively.
9. Property and Equipment
A summary of property and equipment at December 31, 2024 and 2023 is as follows:

	2024	2023
Computer software, purchased and internally developed	$6,617	$6,195
Computer equipment, furniture and other equipment	940	955
Leasehold improvements	744	715
Building and improvements	27	37
Land and improvements	1	1
Property and equipment, gross	8,329	7,903
Accumulated depreciation and amortization	(3,677)	(3,544)
Property and equipment, net	$4,652	$4,359

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Depreciation expense for 2024, 2023 and 2022 was $105, $107 and $123, respectively. Amortization expense on computer software and leasehold improvements for 2024, 2023 and 2022 was $809, $765 and $661, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2024, 2023 and 2022 of $734, $685 and $599, respectively. Capitalized costs related to the internal development of software of $6,363 and $5,870 at December 31, 2024 and 2023, respectively, are reported with computer software.
Impairment of property and equipment for the years ended December 31, 2024, 2023 and 2022 was $72, $446, and $7, respectively, which is included in Operating expenses and primarily related to our activities disclosed in Note 4, “Business Optimization Initiatives.”
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 20, “Segment Information”) for 2024 and 2023 is as follows:

	Health Benefits	CarelonRx	Carelon Services	Total
Balance as of January 1, 2023	$22,088	$59	$2,236	$24,383
Acquisitions and adjustments	16	898	20	934
Balance as of December 31, 2023	22,104	957	2,256	25,317
Acquisitions and adjustments	460	958	1,542	2,960
Balance as of December 31, 2024	$22,564	$1,915	$3,798	$28,277
Accumulated impairment as of December 31, 2024	$—	$—	$(106)	$(106)

As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2024, 2023 and 2022. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the estimated fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates.
In 2024, we incurred goodwill impairment losses of $106 in our Carelon Services reporting segment specific to the fair valuation of the CMSI assets included in assets and liabilities held for sale as discussed in Note 5, “Investments.” Otherwise, the estimated fair values of our reporting units were substantially in excess of their carrying values.
We did not incur any impairment losses in 2023 or 2022, as the estimated fair values of our reporting units were substantially in excess of their carrying values.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The components of other intangible assets as of December 31, 2024 and 2023 are as follows:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$7,866	$(4,233)	$3,633	$6,263	$(3,817)	$2,446
Provider and hospital relationships	377	(165)	212	326	(164)	162
Other	423	(67)	356	242	(44)	198
Total	8,666	(4,465)	4,201	6,831	(4,025)	2,806
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,991	—	5,991	5,991	—	5,991
State Medicaid licenses	1,902	—	1,902	1,476	—	1,476
Total	7,893	—	7,893	7,467	—	7,467
Other intangible assets	$16,559	$(4,465)	$12,094	$14,298	$(4,025)	$10,273
In 2024, additions to the gross carrying amount of customer relationships primarily relate to the acquisitions of Centers, CareBridge and Paragon.
Intangible assets with finite lives, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized.
As of December 31, 2024, the estimated amortization expense for each of the five succeeding years is as follows: 2025, $671; 2026, $474; 2027, $428; 2028, $377; and 2029, $317.
11. Retirement Benefits
We sponsor various non-contributory employee defined benefit plans through certain subsidiaries. Future benefit accruals for these plans are frozen, but participants continue to earn interest on existing account balances. We also have a post-retirement health and welfare plan that primarily provides healthcare benefits to certain eligible employees. The majority of the pension and post-retirement plans are over funded. We fund our qualified pension plans at least sufficient to meet minimum amounts required by law. Pension and post-retirement healthcare plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, healthcare cost trends, long-term return on plan assets, retirement rates, mortality rates and other factors.
The reconciliation of the benefit obligations for the plans is as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Benefit obligation at beginning of year	$1,393	$1,415	$255	$277
Interest cost	63	68	12	14
Plan participant contributions	—	—	16	16
Actuarial (gain) loss	(61)	40	(10)	(12)
Settlements	(27)	(27)	—	—
Benefits paid	(105)	(103)	(35)	(40)
Benefit obligation at end of year	$1,263	$1,393	$238	$255

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Fair value of plan assets at beginning of year	$1,807	$1,734	$313	$299
Actual return on plan assets	83	199	29	42
Employer contributions	6	4	—	—
Plan participant contributions	—	—	16	16
Settlements	(27)	(27)	4	—
Benefits paid	(105)	(103)	(37)	(44)
Fair value of plan assets at end of year	$1,764	$1,807	$325	$313
 The amounts included in the consolidated balance sheets are as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Noncurrent assets	$539	$459	$87	$58
Current liabilities	(4)	(7)	—	—
Noncurrent liabilities	(34)	(38)	—	—
Net amount at end of year	$501	$414	$87	$58
Our estimated future payments for pension benefits and other benefits are as follows:

	Pension Benefits	Other Benefits
2025	$128	$26
2026	112	26
2027	109	25
2028	106	24
2029	103	24
2030 - 2034	472	99

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The components of net periodic benefit credit included in the consolidated statements of income are as follows:

	2024	2023	2022
Pension Benefits
Interest cost	$63	$68	$52
Expected return on assets	(117)	(127)	(101)
Recognized actuarial loss	14	9	16
Settlement loss	6	7	28
Net periodic benefit credit	$(34)	$(43)	$(5)

Other Benefits
Interest Cost	$12	$14	$7
Expected return on assets	(22)	(21)	(26)
Amortization of prior service credit	(1)	(2)	(4)
Recognized actuarial gain	(1)	—	—
Net periodic benefit credit	$(12)	$(9)	$(23)
The net amounts included in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Net actuarial gain (loss)	$(580)	$(625)	$55	$38
Prior service credit	—	—	—	2
Net amount before tax at end of year	$(580)	$(625)	$55	$40
The pre-tax amounts recognized in other comprehensive loss are as follows:

	2024	2023	2022
Pension Benefits
Net actuarial gain (loss)	$25	$31	$(91)
Recognized actuarial loss	14	9	16
Settlement loss	6	7	28
Total pre-tax other comprehensive income (loss)	$45	$47	$(47)

Other Benefits
Net actuarial gain (loss)	$17	$34	$(32)
Recognized actuarial gain	(1)	—	—
Prior service credit	(1)	(2)	(5)
Total pre-tax other comprehensive income (loss)	$15	$32	$(37)
The accumulated benefit obligation for the defined benefit pension plans was $1,262 and $1,391 at December 31, 2024 and 2023, respectively.
As of December 31, 2024, certain pension plans had accumulated benefit obligations in excess of plan assets. Such plans had accumulated benefit obligation and fair value of plan assets of $38 and $0, respectively. In addition, certain plans had projected benefit obligations in excess of plan assets. Such plans had projected benefit obligation and fair value of plan assets of $38 and $0, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The following table represents the significant weighted-average actuarial assumptions for all plans:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Benefit Obligation
Discount rate	5.47%	4.91%	5.34%	4.83%
Interest Crediting rate	4.50%	4.50%	4.36%	4.50%
The following table represents the significant weighted-average actuarial assumptions for all plans:

	2024	2023	2022
Net Periodic Benefit Cost
Pension Benefits
Discount rate	4.91%	5.18%	2.70%
Expected rate of return on plan assets	6.47%	6.58%	5.02%
Interest crediting rate	4.50%	4.25%	3.82%

Other Benefits
Discount rate	4.83%	5.12%	2.49%
Expected rate of return on plan assets	6.64%	6.57%	6.43%
Interest crediting rate	4.50%	3.89%	1.56%

The assumed healthcare cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) benefits at December 31, 2024 was 8.00% for 2025, with a gradual decline to 4.50% by the year 2035. The assumed healthcare cost trend rates used to measure the expected medical and pharmacy cost of post-Medicare (those who are currently eligible for Medicare benefits) benefits at December 31, 2024 was 5.50% and 10.00% for 2025, respectively, both with a gradual decline to 4.50% by the year 2035. These estimated trend rates are subject to change in the future.
Plan assets include a diversified mix of equity securities, investment grade fixed maturity securities and other types of investments across a range of sectors and levels of capitalization to maximize long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 35% equity securities, 63% fixed maturity securities, and 2% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include corporate bonds, treasury securities and asset-backed investments issued by corporations and the U.S. government. Other types of investments include insurance contracts designed specifically for employee benefit plans, an investment in a DOL 103-12 trust and certain alternative investments.
As of December 31, 2024, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in Elevance Health common stock.
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
The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2024, excluding cash, investment income receivable and amounts due to/from brokers of $30, and excluding estimated claims settlements to be paid from other benefit assets of $(19), are as follows (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs):

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

	Level I	Level II	Level III	Total
December 31, 2024
Pension Benefit Assets:
Cash equivalents	$6	$—	$—	$6
Equity securities:
U.S. securities	307	—	—	307
Foreign securities	71	—	—	71
Mutual funds	44	—	—	44
Fixed maturity securities:
Government securities	—	78	—	78
Corporate securities	—	539	—	539
Asset-backed securities	—	3	—	3
Other types of investments:
Insurance company contracts	—	—	143	143
Total pension benefit assets at fair value	$428	$620	$143	1,191
Alternative investments				543
Total pension benefit assets				$1,734

Other Benefit Assets:
Equity securities:
U.S. securities	$7	$—	$—	$7
Foreign securities	2	—	—	2
Mutual funds	16	—	—	16
Other types of investments:
Life insurance contracts	—	—	301	301
Investment in DOL 103-12 trust	—	9	—	9
Total other benefit assets at fair value	$25	$9	$301	335
Alternative investments				9
Total other benefit assets				$344

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The fair values of our pension benefit assets and other benefit assets by asset category and level inputs at December 31, 2023, excluding cash, investment income receivable and amounts due to/from brokers of $43, and excluding estimated claims settlements to be paid from other benefit assets of $(23), are as follows:

	Level I	Level II	Level III	Total
December 31, 2023
Pension Benefit Assets:
Cash equivalents	$2	$—	$—	$2
Equity securities:
U.S. securities	390	—	—	$390
Foreign securities	94	—	—	94
Mutual funds	42	—	—	42
Fixed maturity securities:
Government securities	—	70	—	70
Corporate securities	—	522	—	522
Asset-backed securities	—	2	—	2
Other types of investments:
Insurance company contracts	—	—	143	143
Total pension benefit assets at fair value	$528	$594	$143	1,265
Alternative investments				500
Total pension benefit assets				$1,765

Other Benefit Assets:
Equity securities:
U.S. securities	$7	$—	$—	$7
Foreign securities	2	—	—	2
Mutual funds	17	—	—	17
Other types of investments:
Life insurance contracts	—	—	289	289
Investment in DOL 103-12 trust	—	9	—	9
Total other benefit assets at fair value	$26	$9	$289	324
Alternative investments				11
Total other benefit assets				$335

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides additional information on the alternative investments that are measured using NAV as a practical expedient:

	Fair Value as of December 31		Unfunded Commitments as of December 31, 2024	Redemption Frequency (if applicable)	Redemption Notice Period

	2024	2023
Collective investment trusts:
Pension benefit assets	$413	$346
Other benefit assets	8	9
Total CITs	421	355	$—	Daily	2 days
Commingled fund:
Pension benefit assets	69	84
Other benefit assets	1	2
Total commingled fund	70	86	—	1st & 15th of the month	7 business days
Partnership investments	61	70	1	Not Applicable	Not Applicable
Total alternative investments	$552	$511	$1
A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Insurance Company Contracts	Life Insurance Contracts	Total
Year ended December 31, 2024
Beginning balance at January 1, 2024	$143	$289	$432
Actual return on plan assets relating to assets still held at the reporting date	3	28	31
Purchases	6	—	6
Sales	(9)	(16)	(25)
Ending balance at December 31, 2024	$143	$301	$444

Year ended December 31, 2023
Beginning balance at January 1, 2023	$154	$270	$424
Actual return on plan assets relating to assets still held at the reporting date	3	37	40
Purchases	6	—	6
Sales	(20)	(18)	(38)
Ending balance at December 31, 2023	$143	$289	$432

Year ended December 31, 2022
Beginning balance at January 1, 2022	$179	$338	$517
Actual return on plan assets relating to assets still held at the reporting date	(22)	(53)	(75)
Purchases	9	—	9
Sales	(12)	(15)	(27)
Ending balance at December 31, 2022	$154	$270	$424
There were no transfers into or out of Level III during the years ended December 31, 2024, 2023 or 2022.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
In addition to the defined benefit plans, we maintain the Elevance Health 401(k) Plan, which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $314, $316 and $275 during 2024, 2023 and 2022, respectively.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Gross medical claims payable, beginning of year	$15,865	$15,348	$13,282
Ceded medical claims payable, beginning of year	(7)	(6)	(21)
Net medical claims payable, beginning of year	15,858	15,342	13,261
Business combinations and purchase adjustments	143	—	133
Net incurred medical claims:
Current year	125,370	121,798	113,414
Prior years redundancies	(1,731)	(1,571)	(869)
Total net incurred medical claims	123,639	120,227	112,545
Net payments attributable to:
Current year medical claims	110,930	107,146	98,997
Prior years medical claims	13,143	12,565	11,600
Total net payments	124,073	119,711	110,597
Net medical claims payable, end of year	15,567	15,858	15,342
Ceded medical claims payable, end of year	13	7	6
Gross medical claims payable, end of year	$15,580	$15,865	$15,348
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or run out, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $1,731 shown above for the year ended December 31, 2024, represents an estimate based on paid claim activity from January 1, 2024 to December 31, 2024. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $1,731 redundancy relates to claims incurred in calendar year 2023.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2024, 2023 and 2022, which are the completion and trend factors. These vital assumptions can be affected by variables such as utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2024	2023	2022
Assumed trend factors	$(688)	$(895)	$(859)
Assumed completion factors	(1,043)	(676)	(10)
Total	$(1,731)	$(1,571)	$(869)
The favorable development recognized in 2024 resulted primarily from completion factors developing more favorably than originally expected as well as a smaller but significant contribution from trend factors in late 2023.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2024	2023	2022
Total net incurred medical claims	$123,639	$120,227	$112,545
Quality improvement and other claims expense	3,928	4,103	4,097
Benefit expense	$127,567	$124,330	$116,642
Incurred claims development, net of reinsurance, for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2022	2023	2024
Claim Years	(Unaudited)	(Unaudited)
2022 & Prior	$125,938	$124,367	$124,041
2023		121,798	120,393
2024			125,513
Total			$369,947
Paid claims development, net of reinsurance, for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2022	2023	2024
Claim Years	(Unaudited)	(Unaudited)
2022 & Prior	$110,597	$123,162	$123,849
2023		107,146	119,601
2024			110,930
Total			$354,380
At December 31, 2024, the total of incurred but not reported liabilities plus expected development on reported claims was $192, $792 and $14,583 for the claim years 2022 and prior, 2023 and 2024, respectively.
At December 31, 2024, the cumulative number of reported claims was 507, 497 and 454 for the claim years 2022 and prior, 2023 and 2024, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2022 and 2023 is unaudited and presented as supplementary information.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The reconciliation of incurred and paid claims development information for the three years ended December 31, 2024, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of December 31, 2024, is as follows:

Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$369,947
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	354,380
Net medical claims payable, end of year	15,567
Ceded medical claims payable, end of year	13
Insurance lines other than short duration	256
Liabilities held for sale	(90)
Gross medical claims payable, end of year	$15,746
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2024 and 2023, $365 and $225, respectively, were outstanding under our short-term FHLB borrowings. Outstanding short-term FHLB borrowings at December 31, 2024 had fixed interest rates of 4.43%.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of December 31, 2024, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 43.0%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2024, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the years ended December 31, 2024 or 2023.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. At December 31, 2024 and 2023, we had $0 outstanding under our commercial paper program. Beginning in 2023, we reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term Debt
The carrying value of our long-term debt at December 31, 2024 and 2023 consists of the following:

	2024	2023
Senior unsecured notes:
3.350%, due 2024	$—	$850
3.500%, due 2024	—	799
2.375%, due 2025	1,250	1,251
5.350%, due 2025	399	399
1.500%, due 2026	749	747
4.500%, due 2026	349	—
4.900%, due 2026	499	496
3.650%, due 2027	1,596	1,595
4.101%, due 2028	1,238	1,236
2.875%, due 2029	822	821
5.150%, due 2029	601	—
2.250%, due 2030	1,075	1,075
4.750%, due 2030	731	—
2.550%, due 2031	971	972
4.950%, due 2031	726	—
4.100%, due 2032	596	595
5.500%, due 2032	635	658
4.750%, due 2033	973	992
5.375%, due 2034	992	—
5.950%, due 2034	335	335
5.200%, due 2035	1,151	—
5.850%, due 2036	397	397
6.375%, due 2037	364	364
5.800%, due 2040	115	114
4.625%, due 2042	860	860
4.650%, due 2043	975	975
4.650%, due 2044	768	768
5.100%, due 2044	548	548
4.375%, due 2047	1,389	1,388
4.550%, due 2048	840	840
3.700%, due 2049	813	813
3.125%, due 2050	988	988
3.600%, due 2051	1,234	1,233
4.550% due 2052	689	689
6.100%, due 2052	742	742
5.125%, due 2053	1,084	1,083
4.850%, due 2054	247	247
5.650%, due 2054	985	—
5.700%, due 2055	1,327	—
5.850% due 2064	789	—
Surplus note:
9.000%, due 2027	25	25
Total Long-Term Debt	30,867	24,895
Current portion of long-term debt	(1,649)	(1,649)
Long-term debt, less current portion	$29,218	$23,246

All debt is a direct obligation of Elevance Health, Inc., except for the surplus note and the FHLB borrowings.
We generally issue senior unsecured notes (“Notes”) for long-term borrowing purposes. Certain of these Notes may have a call feature that allows us to redeem the Notes at any time at our option and/or a put feature that allows a Note holder to

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
redeem the Notes upon the occurrence of both a change in control event and a downgrade of the Notes below an investment grade rating.
On January 15, 2025, we repaid, at maturity, the $1,250 outstanding balance of our 2.375% senior unsecured notes.
On December 1, 2024, we repaid, at maturity, the $850 outstanding balance of our 3.35% senior unsecured notes.
On October 31, 2024, we issued $350 aggregate principal amount of 4.500% Notes due 2026 (the “New 2026 Notes”), $750 aggregate principal amount of 4.750% Notes due 2030 (the “2030 Notes”), $750 aggregate principal amount of 4.950% Notes due 2031 (the “2031 Notes”), $1,200 aggregate principal amount of 5.200% Notes due 2035 (the “2035 Notes”), $1,350 aggregate principal amount of 5.700% Notes due 2055 (the “2055 Notes”) and $800 aggregate principal amount of 5.850% Notes due 2064 (the “2064 Notes”) under our shelf registration statement. Interest on the New 2026 Notes is payable semi-annually in arrears on April 30 and October 30 of each year, commencing April 30, 2025. Interest on the 2030 Notes, 2035 Notes and 2055 Notes are payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 1, 2025. Interest on the 2031 Notes and 2064 Notes are payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2025. We used the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
On August 15, 2024, we repaid, at maturity, the $799 outstanding balance of our 3.500% senior unsecured notes.
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
On February 8, 2023, we issued $500 aggregate principal amount of 4.900% Notes due 2026 (the “2026 Notes”), $1,000 aggregate principal amount of 4.750% Notes due 2033 (the “2033 Notes”) and $1,100 aggregate principal amount of 5.125% Notes due 2053 (the “2053 Notes”) under our shelf registration statement. Interest on the 2026 Notes is payable semi-annually in arrears on February 8 and August 8 of each year, commencing August 8, 2023. Interest on the 2033 Notes and 2053 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2023. We used the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
During the year ended December 31, 2022, $41 aggregate principal amount of the Debentures was surrendered for conversion by certain holders in accordance with the terms and provisions of the Indenture. We elected to settle the excess of the principal amount of the conversion with cash for total payments of $299. We recognized $2 of interest expense related to the Debentures during 2022.
Interest paid on our total outstanding debt during 2024, 2023 and 2022 was $1,239, $1,032, and $878, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2024 and 2023.
Future maturities of all long-term debt outstanding at December 31, 2024 are as follows: 2025, $1,649; 2026, $1,596; 2027, $1,621; 2028, $1,237; 2029, $1,423 and thereafter, $23,341.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Attorney General and subcommittees of the U.S. Congress. Such government actions could result in the imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these government actions individually, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.
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
In August 2022, the Court issued a final order approving the Subscriber Settlement Agreement (the “Final Approval Order”). The Court amended its Final Approval Order in September 2022, further clarifying the injunctive relief that may be available to subscribers who submitted valid opt-outs. The ultimate amount paid by us under the Subscriber Settlement Agreement was $604.
Four notices of appeal of the Final Approval Order were heard by a panel of the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) in September 2023, and the Eleventh Circuit affirmed the Court’s Final Approval Order approving the Subscriber Settlement Agreement in October 2023. Petitions for rehearing were filed by certain appellants in November 2023 and December 2023 and were denied in January 2024. As a result, the Eleventh Circuit issued a mandate terminating the jurisdiction of the Eleventh Circuit in February 2024. In March 2024, Home Depot, one of the appellants, filed a petition for certiorari to the United States Supreme Court (the “Supreme Court”). On the respondents' request, the Supreme Court granted an extension to respond until May 2024. In April 2024, David Behenna, another appellant, filed a petition for certiorari to the Supreme Court, and the defendants and the subscriber plaintiffs filed briefs in opposition in May 2024. In June 2024, the Supreme Court declined to grant certiorari, exhausting all appellate rights. The Subscriber Settlement Agreement and the defendants' payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024, with the request for second Blue plan bid provisions effective in September 2024. The funds held in escrow will be distributed in accordance with the Subscriber Settlement Agreement.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024 the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the provider settlement on December 4, 2024. If finally approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024. We recognized this estimated payment obligation as operating expense in the Corporate & Other segment (see Note 20, “Segment Information”).
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
Express Scripts disputed our contractual claims and it sought declaratory judgments: (i) regarding the timing of the periodic pricing review under the ESI Agreement, and (ii) that it has no obligation to ensure that we receive any specific level of pricing, that we have no contractual right to any change in pricing under the ESI Agreement and that its sole obligation is to negotiate proposed pricing terms in good faith. In the alternative, Express Scripts claimed that we have been unjustly enriched by its payment of $4,675 at the time we entered into the ESI Agreement. In March 2017, the District Court granted our motion to dismiss Express Scripts’ counterclaims for (i) breach of the implied covenant of good faith and fair dealing, and (ii) unjust enrichment with prejudice. After such ruling, Express Scripts’ only remaining claims were for breach of contract and declaratory relief. In August 2021, Express Scripts filed a motion for summary judgment, which we opposed. In March 2022, the District Court granted in part and denied in part Express Scripts’ motion for summary judgment. The District Court dismissed our declaratory judgment claim, our breach of contract claim for failure to prove damages and most of our operational breach claims. As a result of the summary judgment decision, only two claims remained. Express Scripts filed a second motion for summary judgment in June 2022, challenging our remaining operational breach claims, which the

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
District Court denied in March 2023. In November 2023, the District Court issued a final judgment ending the lawsuit in the District Court after the parties settled and stipulated to dismiss the only remaining claim that had not been disposed of by the court order or stipulation. In December 2023, we filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), regarding the Pricing Claim. Mediation ordered by the Second Circuit occurred in March 2024 and was unsuccessful. Oral argument before the Second Circuit was held in October 2024. In November 2024, the Court affirmed the trial court's decision dismissing the case. A motion for rehearing was submitted which was denied. The matter is now closed.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the District Court in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. Fact discovery is ongoing. In December 2024, the District Court issued a scheduling order setting the deadlines for the completion of fact discovery in August 2025 and April 2026 for the completion of expert discovery. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $2,065. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CVS, pursuant to the CVS Agreement, with the current contractual term extending through December 31, 2027. We can elect to have CVS continue to provide services to us for a three-year extension period on the same terms and conditions as in the current CVS Agreement in the event of a termination or non-renewal by either party.
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments which totaled $912 as of December 31, 2024. We do not believe such obligations will materially affect its financial position, results of operations, or cash flows.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The Company has unfunded loan commitments to certain equity investees of $501 at December 31, 2024. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2024, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
15. Capital Stock
Stock Incentive Plans
Our Board of Directors has adopted the 2017 Elevance Health Incentive Compensation Plan (the “2017 Incentive Plan”) which has been approved by our shareholders. The term of the 2017 Incentive Plan is such that no awards may be granted on or after May 18, 2027. The 2017 Incentive Plan gives authority to the Compensation and Talent Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance units. The 2017 Incentive Plan limits the number of available shares for issuance to 37.5 shares, subject to adjustment as set forth in the 2017 Incentive Plan.
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three-year installments. Performance units issued in 2024 will vest in 2027, based on certain revenue and earnings targets over the three-year period of 2024 to 2026. Performance units issued in 2023 will vest in 2026, based on certain revenue and earnings targets over the three-year period of 2023 to 2025. Performance units issued in 2022 will vest in 2025, based on certain revenue and earnings targets over the three-year period of 2022 to 2024.
For the years ended December 31, 2024, 2023 and 2022, we recognized share-based compensation expense of $191, $289 and $264, respectively, as well as related tax benefits of $47, $73 and $66, respectively.
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3.0	$327.14
Granted	0.5	499.52
Exercised	(0.5)	286.33
Forfeited or expired	(0.1)	459.14
Outstanding at December 31, 2024	2.9	361.36	5.58	$166
Exercisable at December 31, 2024	1.9	300.24	4.41	$166

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 amounted to $123, $69 and $120, respectively. We recognized tax benefits of $21, $18 and $31 during the years ended December 31, 2024, 2023 and 2022, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2024, 2023 and 2022, we received cash of $154, $87 and $120, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2024, 2023 and 2022 was $298, $285 and $261, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the year ended December 31, 2024 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	1.1	$423.94
Granted	0.6	501.78
Vested	(0.6)	358.21
Forfeited	(0.1)	479.40
Nonvested at December 31, 2024	1.0	478.70
During the year ended December 31, 2024, we granted approximately 0.2 restricted stock units that are contingent upon us achieving certain revenue and earnings targets over the three-year period of 2024 to 2026. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2026, based on results in the three-year period.
As of December 31, 2024, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units and performance units, amounted to $37 and $203, respectively, which will be amortized over the weighted-average remaining requisite service periods of 9 months and 13 months, respectively.
As of December 31, 2024, there were approximately 10.2 shares of common stock available for future grants under the 2017 Incentive Plan.
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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk-free interest rate	4.28%	3.95%	1.97%
Volatility factor	28.00%	29.00%	29.00%
Dividend yield (annual)	1.31%	1.30%	1.10%
Weighted-average expected life (years)	4.40	4.40	5.10

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The following weighted-average fair values per share were determined for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Options granted during the year	$134.61	$126.90	$116.92
Restricted stock awards granted during the year	501.78	467.79	453.70
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Elevance Health. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount was recognized as compensation expense for the year ended December 31, 2024, based on GAAP guidance. During the years ended December 31, 2024, 2023 and 2022, we issued 0.2, 0.1 and 0.1 shares, respectively, under the Stock Purchase Plan, and we received cash of $65, $65 and $62, respectively, for such shares. As of December 31, 2024, 4.0 shares were available for issuance under the Stock Purchase Plan.
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
A summary of the cash dividend activity for the years ended December 31, 2024 and 2023 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
April 16, 2024	June 10, 2024	June 25, 2024	1.63	378
July 16, 2024	September 10, 2024	September 25, 2024	1.63	378
October 15, 2024	December 5, 2024	December 20, 2024	1.63	373

Year ended December 31, 2023
January 24, 2023	March 10, 2023	March 24, 2023	$1.48	$351
April 18, 2023	June 9, 2023	June 23, 2023	1.48	350
July 18, 2023	September 8, 2023	September 22, 2023	1.48	348
October 17, 2023	December 6, 2023	December 21, 2023	1.48	346
On January 22, 2025, our Audit Committee declared a quarterly cash dividend to shareholders of $1.71 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2025 to the shareholders of record as of March 10, 2025.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
A summary of common stock repurchases for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31
	2024	2023
Shares repurchased	6.7	5.8
Average price per share	$435.32	$463.53
Aggregate cost	$2,900	$2,676
Authorization remaining at end of year	$9,300	$4,200
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 13, “Debt.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
16. Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at December 31, 2024, 2023, and 2022 is as follows:

	2024	2023	2022
Net unrealized investment gains:
Beginning of year balance	$(632)	$(1,755)	$494
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $44, $(218), and $926, respectively	(153)	760	(2,614)
Amounts reclassified from accumulated other comprehensive income, net of tax expense of $(82), $(113), and $(94), respectively	256	357	354
Other comprehensive income (loss)	103	1,117	(2,260)
Other comprehensive income attributable to noncontrolling interests, net of tax benefit (expense) of $1, $1, and $(3), respectively	6	6	11
End of year balance	(523)	(632)	(1,755)
Non-credit components of impairments on investments:
Beginning of year balance	(3)	(3)	—
Other comprehensive income (loss), net of tax expense of $(1), $0, and $0, respectively	1	—	(3)
End of year balance	(2)	(3)	(3)
Net cash flow hedges:
Beginning of year balance	(211)	(229)	(239)
Other comprehensive income, net of tax benefit (expense) of $(4), $6, and $(6), respectively	4	18	10
End of year balance	(207)	(211)	(229)
Pension and other benefits:
Beginning of year balance	(459)	(499)	(429)
Other comprehensive income (loss), net of tax expense of $0, $(39), and $(23), respectively	60	40	(70)
End of year balance	(399)	(459)	(499)
Future policy benefits:
Beginning of year balance	10	13	(19)
Other comprehensive (loss) income, net of tax benefit (expense) of $1, $1, and $(10), respectively	(2)	(3)	32
End of year balance	8	10	13
Foreign currency translation adjustments:
Beginning of year balance	(18)	(17)	(4)
Other comprehensive loss, net of tax benefit of $0, $1, and $6	(6)	(1)	(13)
End of year balance	(24)	(18)	(17)
Total:
Total beginning of year accumulated other comprehensive loss	(1,313)	(2,490)	(197)
Total other comprehensive income (loss), net of tax benefit (expense) of $(42), $(362), and $799, respectively	160	1,171	(2,304)
Total other comprehensive income attributable to noncontrolling interests, net of tax benefit (expense) of $1, $1, and $(3), respectively	6	6	11
Total end of year accumulated other comprehensive loss	$(1,147)	$(1,313)	$(2,490)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
17. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.
A summary of direct, assumed and ceded premiums earned for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Direct	$139,479	$136,927	$127,788
Assumed	4,753	5,988	5,505
Ceded	(66)	(61)	(64)
Net premiums	$144,166	$142,854	$133,229
Percentage—assumed to net premiums	3.3%	4.2%	4.1%
The difference between written premiums and earned premiums is immaterial in each of the years presented above.
A summary of net premiums earned by segment (see Note 20, “Segment Information”) for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Reportable segments:
Health Benefits	$142,668	$141,515	$131,964
Carelon Services	2,630	1,679	1,499
Eliminations	(1,132)	(340)	(234)
Net premiums	$144,166	$142,854	$133,229
The effect of reinsurance on benefit expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Direct	$123,602	$119,409	$112,061
Assumed	4,021	4,984	4,633
Ceded	(56)	(63)	(52)
Net benefit expense	$127,567	$124,330	$116,642
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 11 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Operating Leases
ROU assets	Other noncurrent assets	$567	$584
Lease liabilities, current	Other current liabilities	153	164
Lease liabilities, noncurrent	Other noncurrent liabilities	658	685

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

	Years Ended December 31
	2024	2023	2022
Lease Expense
Operating lease expense	$147	$155	$143
Short-term and variable lease expense	47	43	35
Sublease income	(6)	(5)	(3)
Total lease expense	$188	$193	$175
Our activities as disclosed in Note 4, “Business Optimization Initiatives,” include reducing our office space footprint. As a result, we performed an interim impairment test during the years ended December 31, 2024, 2023 and 2022, and recorded impairment charges of $17, $23 and $34, respectively, for impairment and abandonment of ROU assets which are included in the operating lease expense shown above.

	Years Ended December 31
	2024	2023
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$202	$206
ROU assets obtained in exchange for new lease liabilities, operating leases	$44	$59
Weighted average remaining lease term in years, operating leases	6	6
Weighted average discount rate, operating leases	3.96%	3.66%
At December 31, 2024, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2025	$184
2026	154
2027	127
2028	112
2029	100
Thereafter	209
Total future minimum payments	886
Less imputed interest	(75)
Total lease liabilities	$811
19. Shareholders’ Earnings per Share
The denominator for basic and diluted shareholders’ earnings per share at December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Denominator for basic shareholders’ earnings per share—weighted-average shares	231.7	235.9	240.0
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	1.2	1.5	2.8
Denominator for diluted shareholders’ earnings per share	232.9	237.4	242.8
During the years ended December 31, 2024, 2023 and 2022, weighted-average shares related to certain stock options of 0.7, 0.8 and 0.4, respectively, were excluded from the denominator for diluted shareholders’ earnings per share because the stock options were anti-dilutive.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
During each of the years ended December 31, 2024, 2023 and 2022, we issued approximately 0.2 restricted stock units, of which vesting was contingent upon us meeting certain earnings targets. Contingent restricted stock units are excluded from the denominator for diluted shareholders’ earnings per share and are included only if and when the contingency is met. The 2024 contingent restricted stock units are being measured over the three-year period of 2024 through 2026, the 2023 contingent restricted stock units are being measured over the three-year period of 2023 through 2025 and the 2022 contingent restricted stock units are being measured over the three year period of 2022 through 2024. Contingent restricted stock units generally vest in March of the year following each measurement period.
20. Segment Information
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.
Our Health Benefits segment offers a comprehensive suite of health plans and services to our Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEP® members. The Health Benefits segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision and supplemental health insurance benefits.
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
Our Carelon Services segment integrates physical, behavioral, pharmacy, and social services with the aim of delivering whole health affordably by offering a broad array of healthcare related services and capabilities to internal and external customers through our Carelon Health and Carelon Insights businesses. Carelon promotes affordability by managing complex areas of the healthcare system, leveraging data and insights to ensure members receive safe, appropriate, high-quality care and providers are reimbursed accurately and timely. Our approach to cost management relies on capabilities including provider enablement, value-based networks, member engagement, and utilization management. Our care delivery services primarily target serving chronic and complex populations by providing personalized care in the home and virtually. As a part of Carelon Health, we completed our acquisition of CareBridge at the end of 2024, which provides virtual care to complex Medicaid and Medicare patients and supports plans in managing home and community-based services.
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
Affiliated operating revenues represent revenues or costs for services provided to our subsidiaries by CarelonRx and Carelon Services, in addition to certain administrative and other services provided by our international businesses, which are recorded at cost or management’s estimate of fair market value. These affiliated operating revenues are eliminated in our consolidated financial statements. For segment reporting, we present all capitation risk arrangements on a gross basis; therefore, eliminations also include adjustments for capitated risk arrangements that are recognized on a net basis under GAAP.
Through our participation in various federal government programs, we generated approximately 31%, 29% and 28% of our total consolidated revenues from agencies of the U.S. government for the year ended December 31, 2024, 2023 and 2022, respectively. The majority of these revenues are contained in our Health Benefits segment.

Elevance Health, Inc.
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
Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM assesses the performance of our reportable segments based on operating gain or loss as defined above. The CODM evaluates net investment income, net gains (losses) on financial instruments, interest expense, depreciation and amortization expense, income taxes and assets, liabilities and equity on a consolidated basis, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
The CODM uses operating gain or loss, developed during the annual budget process, and updated during the periodic forecasting process, as a basis to assess performance and allocate operating and capital resources to each segment.
Financial data by reportable segment for the years ended December 31, 2024, 2023 and 2022 is as follows:

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Year Ended December 31, 2024
Premiums	$142,668	$—	$2,630	$2,630	$—	$(1,132)	$144,166
Product revenue	—	22,630	—	22,630	—	—	22,630
Service fees	7,607	5	790	795	6	—	8,408
Operating revenue - unaffiliated	150,275	22,635	3,420	26,055	6	(1,132)	175,204
Operating revenue - affiliated	—	13,326	14,541	27,867	303	(28,170)	—
Operating revenue - total	$150,275	$35,961	$17,961	$53,922	$309	$(29,302)	$175,204

Benefit expense	$126,703	$—	$14,388	$14,388	$19	$(13,543)	$127,567
Cost of products sold	—	32,978	—	32,978	—	(13,228)	19,750
Operating expense	17,329	811	2,856	3,667	1,560	(2,531)	20,025
Operating gain (loss)	$6,243	$2,172	$717	$2,889	$(1,270)	$—	$7,862

Year Ended December 31, 2023
Premiums	$141,515	$—	$1,679	$1,679	$—	$(340)	$142,854
Product revenue	—	19,452	—	19,452	—	—	19,452
Service fees	7,056	6	813	819	28	—	7,903
Operating revenue - unaffiliated	148,571	19,458	2,492	21,950	28	(340)	170,209
Operating revenue - affiliated	—	14,377	11,655	26,032	451	(26,483)	—
Operating revenue - total	$148,571	$33,835	$14,147	$47,982	$479	$(26,823)	$170,209

Benefit expense	$123,705	$—	$10,610	$10,610	$35	$(10,020)	$124,330
Cost of products sold	—	31,588	—	31,588	—	(14,295)	17,293
Operating expense	17,978	272	2,857	3,129	1,488	(2,508)	20,087
Operating gain (loss)	$6,888	$1,975	$680	$2,655	$(1,044)	$—	$8,499

Year Ended December 31, 2022
Premiums	$131,964	$—	$1,499	$1,499	$—	$(234)	$133,229
Product revenue	—	14,978	—	14,978	—	—	14,978
Service fees	6,520	—	889	889	44	—	7,453
Operating revenue - unaffiliated	138,484	14,978	2,388	17,366	44	(234)	155,660
Operating revenue - affiliated	—	13,548	10,472	24,020	355	(24,375)	—
Operating revenue - total	$138,484	$28,526	$12,860	$41,386	$399	$(24,609)	$155,660

Benefit expense	$115,869	$—	$9,667	$9,667	$39	$(8,933)	$116,642
Cost of products sold	—	26,544	—	26,544	—	(13,509)	13,035
Operating expense	16,593	114	2,658	2,772	502	(2,167)	17,700
Operating gain (loss)	$6,022	$1,868	$535	$2,403	$(142)	$—	$8,283

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Reportable segments’ operating revenues	$175,204	$170,209	$155,660
Net investment income	2,051	1,825	1,485
Net losses on financial instruments	(445)	(694)	(550)
Gain on sale of business	201	—	—
Total revenues	$177,011	$171,340	$156,595
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Income before income tax expense	$7,904	$7,715	$7,600
Net investment income	(2,051)	(1,825)	(1,485)
Net losses on financial instruments	445	694	550
Gain on sale of business	(201)	—	—
Interest expense	1,185	1,030	851
Amortization of other intangible assets	580	885	767
Reportable segments’ operating gain	$7,862	$8,499	$8,283
21. Related Party Transactions
We have an equity investment in APC Passe, LLC, which offers Medicaid products in Arkansas. During the years ended December 31, 2024, 2023 and 2022, in the normal course of business, we assumed premiums of $490, $481 and $501, respectively, from APC Passe, LLC, which is included in our total assumed premiums (see Note 17, “Reinsurance”).
In January 2023, we made an equity investment that resulted in our minority interest ownership of Liberty Dental. During the years ended December 31, 2024 and 2023, in the normal course of business, Liberty Dental provided administrative services to our Medicare Advantage members under a capitated arrangement amounting to $519 and $426, respectively, reported in benefit expense.
22. Statutory Information
The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, commonly referred to as statutory accounting, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including Blue Cross of California, Blue Cross of California Partnership Plan, Inc., Carelon Behavioral Health of California, Inc. and Carelon Health of California, Inc. are regulated by the California Department of Managed Health Care (“DMHC”) and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners (the “NAIC”) developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2024 and 2023, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator.
The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $8,100 and $7,800 as of December 31, 2024 and 2023, respectively. The tangible net equity required for the DMHC regulated entities was approximately $970 and $950 as of December 31, 2024 and 2023, respectively. Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $18,668 and $19,808 at December 31, 2024 and 2023, respectively. GAAP equity of the DMHC regulated entities was $3,817 and $3,975 at December 31, 2024 and 2023, respectively.
Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the DMHC. During 2024, our insurance and HMO subsidiaries paid aggregate cash dividends of $6,322 to the parent company, including cash dividends which required prior approval from regulatory authorities. We currently estimate that approximately $2,700 of dividends will be paid to the parent company in 2025.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2024. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its acquisitions of Paragon Healthcare, Inc., Centers Plan for Healthy Living LLC, Centers for Specialty Care Group IPA, LLC, and RSV QOZB LTSS, Inc. and certain of its affiliated entities in 2024. As permitted by the U.S. Securities and Exchange Commission, management's assessment as of December 31, 2024 did not include the Internal Control of these acquired entities, which are included in the Company's consolidated financial statements as of December 31, 2024. Such operations of Paragon Healthcare, Inc., Centers Plan for Health Living LLC, Centers for Specialty Care Group IPA, LLC, and RSV QOZB LTSS, Inc. and certain of its affiliated entities constituted 5% of the Company's total assets and 11% of the Company's net assets, respectively, as of December 31, 2024 and 1% of the Company's total revenues and 0% of the Company's net income, respectively, for the year then ended.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2024, and has also issued an audit report dated February 20, 2025, on the effectiveness of the Company’s Internal Control as of December 31, 2024, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ MARK B. KAYE
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Elevance Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Elevance Health, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elevance Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Paragon Healthcare, Inc., Centers Plan for Healthy Living LLC, Centers for Specialty Care Group IPA, LLC, and RSV QOZB LTSS, Inc. and certain affiliated entities, which are included in the 2024 consolidated financial statements of the Company and constituted 5% and 11% of total and net assets, respectively, as of December 31, 2024 and 1% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Paragon Healthcare, Inc., Centers Plan for Healthy Living LLC, Centers for Specialty Care Group IPA, LLC, and RSV QOZB LTSS, Inc. and certain affiliated entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Elevance Health, Inc. as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/    Ernst & Young LLP

Indianapolis, Indiana
February 20, 2025

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all directors, officers and employees. We also follow procedures for the repurchase of our securities. We believe our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the New York Stock Exchange applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The information required by this Item concerning our Executive Officers is included in Part I, Item 1, “Business - Information about our Executive Officers.”

The information required by this Item concerning our Directors and nominees for Director, information about our Audit Committee members and financial expert(s), disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation and Talent Committee Report and the CEO pay ratio are incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under our equity compensation plans as of December 31, 2024 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2024	4,415,217	$361.36	14,215,732

1We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.

2Includes shares that may be issued under the Elevance Health Incentive Compensation Plan and the 2017 Elevance Health Incentive Compensation Plan pursuant to the following outstanding awards: 2,863,293 stock options, 500,096 unvested restricted stock units, and 1,051,828 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).
3Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.
4Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.” Includes 10,204,347 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the 2017 Elevance Health Incentive Compensation Plan at December 31, 2024. Includes 4,011,385 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2024.
 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and Director independence is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

	(a)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

	(b)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

	(c)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(d)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

	(e)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

Exhibit Number	Exhibit

	(f)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

	(g)	Form of 4.650% Notes due 2044, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

	(h)	Form of 4.850% Notes due 2054, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

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

	(a)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(d)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(e)	Form of 2.375% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(f)	Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(g)	Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(h)	Form of 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(i)	Form of 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(j)	Form of 1.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(k)	Form of 2.550% Notes due 2031, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(l)	Form of 3.600% Notes due 2051, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(m)	Form of 4.100% Notes due 2032, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

	(n)	Form of 4.550% Notes due 2052, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

	(o)	Form of 5.350% Notes due 2025, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

	(p)	Form of 5.500% Notes due 2032, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

Exhibit Number		Exhibit

		(q)	Form of 6.100% Notes due 2052, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

		(r)	Form of 4.900% Notes due 2026, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(s)	Form of 4.750% Notes due 2033, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(t)	Form of 5.125% Notes due 2053, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

		(u)	Form of 5.150% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2024.

		(v)	Form of 5.375% Notes due 2034, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 30, 2024.

		(w)	Form of 5.650% Notes due 2054, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 30, 2024.

		(x)	Form of 4.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(y)	Form of 4.750% Notes due 2030, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(z)	Form of 4.950% Notes due 2031, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(aa)	Form of 5.200% Notes due 2035, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(bb)	Form of 5.700% Notes due 2055, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(cc)	Form of 5.850% Notes due 2064, incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on October 31, 2024.

4.5		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

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

(f)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2021, incorporated by reference to Exhibit 10.2(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

(g)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2021, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

(h)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(i)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(j)
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

(l)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2023, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(m)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2023, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(n)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2024, incorporated by reference to Exhibit 10.2(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

(o)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2024, incorporated by reference to Exhibit 10.2(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

(p)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2024, incorporated by reference to Exhibit 10.2(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.3	*
Elevance Health Comprehensive Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2024, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

10.4	*
Elevance Health Executive Agreement Plan, as amended and restated effective March 1, 2024, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Exhibit Number		Exhibit

10.5	*
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
Form of Employment Agreement between the Company and each of the following: John E. Gallina and Peter D. Haytaian, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(b) Form of Employment Agreement between the Company and Gail Boudreaux, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

(c)
Form of Employment Agreement between the Company and each of the following: Charles Morgan Kendrick and Felicia F. Norwood incorporated by reference to Exhibit 10.9(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(d)
Form of Employment Agreement between the Company and each of the following: Mark Kaye and Ratnakar Lavu, incorporated by reference to Exhibit 10.9(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.11	*	Offer Letter, by and between the Company and Mark Kaye, dated as of August 2, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023.

10.12		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 19, 2024.

10.13		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through September 19, 2024.

19.1		Elevance Health, Inc. Insider Trading Policy, last amended January 31, 2025.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Elevance Health, Inc. Incentive Compensation Recoupment Policy, amended and restated effective as of October 3, 2023, incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Exhibit Number	Exhibit

101.INS	XBRL Instant Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contracts or compensatory plans or arrangements.
(b) Exhibits
The response to this portion of Item 15 is set forth in paragraph (a) 3 above.
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

ITEM 16. FORM 10-K SUMMARY.
None.
Schedule II—Condensed Financial Information of Registrant

Elevance Health, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,870	$1,483
Equity securities	487	80
Other receivables	49	58
Net due from subsidiaries	4,697	—
Other current assets	705	959
Total current assets	7,808	2,580
Other invested assets	3,636	822
Property and equipment, net	159	178
Deferred tax assets, net	—	199
Investments in subsidiaries	63,173	63,426
Other noncurrent assets	584	217
Total assets	$75,360	$67,422
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$737	$1,709
Net due to subsidiaries	—	734
Current portion of long-term debt	1,649	1,649
Other current liabilities	610	413
Total current liabilities	2,996	4,505
Long-term debt, less current portion	29,193	23,221
Deferred tax liabilities, net	55	—
Other noncurrent liabilities	1,801	390
Total liabilities	34,045	28,116
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 227,479,695 and 233,071,088	2	2
Additional paid-in capital	8,911	8,868
Retained earnings	33,549	31,749
Accumulated other comprehensive loss	(1,147)	(1,313)
Total shareholders’ equity	41,315	39,306
Total liabilities and shareholders’ equity	$75,360	$67,422

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2024	2023	2022
Revenues
Net investment income	$110	$25	$4
Net (losses) gains on financial instruments	(23)	(100)	2
Service fees	9	8	7
Total revenues (losses)	96	(67)	13
Expenses
Operating expense	279	352	188
Interest expense	1,172	1,017	845
Total expenses	1,451	1,369	1,033
Loss before income tax credits and equity in net income of subsidiaries	(1,355)	(1,436)	(1,020)
Income tax credits	(477)	(214)	(461)
Equity in net income of subsidiaries	6,858	7,209	6,453
Shareholders’ net income	$5,980	$5,987	$5,894

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2024	2023	2022
Shareholders’ net income	$5,980	$5,987	$5,894
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	109	1,123	(2,249)
Change in non-credit component of impairment losses on investments	1	—	(3)
Change in net unrealized gains/losses on cash flow hedges	4	18	10
Change in net periodic pension and other benefit costs	60	40	(70)
Change in future policy benefits	(2)	(3)	32
Foreign currency translation adjustments	(6)	(1)	(13)
Other comprehensive income (loss)	166	1,177	(2,293)
Total shareholders’ comprehensive income	$6,146	$7,164	$3,601

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2024	2023	2022
Net cash provided by operating activities	$1,451	$4,113	$1,447
Investing activities
Purchases of investments	(3,240)	(95)	(367)
Proceeds from sales, maturities, calls and redemptions of investments	1,567	212	618
Repayment of note to subsidiary	—	—	1,500
Capitalization of subsidiaries	(324)	(363)	(411)
Changes in securities lending collateral	(16)	42	36
Purchases of property and equipment, net of sales	(36)	(55)	(47)
Net cash (used in) provided by investing activities	(2,049)	(259)	1,329
Financing activities
Net repayments of short-term borrowings	—	—	(300)
Proceeds from long-term borrowings	7,710	2,574	3,071
Repayments of long-term borrowings	(1,650)	(1,909)	(1,899)
Changes in securities lending payable	16	(42)	(36)
Repurchase and retirement of common stock	(2,900)	(2,676)	(2,316)
Cash dividends	(1,586)	(1,466)	(1,290)
Proceeds from issuance of common stock under employee stock plans	221	152	182
Taxes paid through withholding of common stock under employee stock plans	(109)	(99)	(93)
Other, net	(717)	153	217
Net cash provided by (used in) financing activities	985	(3,313)	(2,464)
Change in cash and cash equivalents	387	541	312
Cash and cash equivalents at beginning of year	1,483	942	630
Cash and cash equivalents at end of year	$1,870	$1,483	$942

See accompanying notes.

Elevance Health, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2024
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

2. Subsidiary Transactions
Dividends from Subsidiaries
Elevance Health received cash dividends from subsidiaries of $6,322, $4,909 and $3,097 during 2024, 2023 and 2022, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Elevance Health own shares of Elevance Health common stock. Elevance Health paid cash dividends to subsidiaries related to these shares of common stock in the amount of $78, $71 and $61 during 2024, 2023 and 2022, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $324, $363 and $411 during 2024, 2023 and 2022, respectively.
Amounts Due From and To Subsidiaries
At December 31, 2024 and 2023, Elevance Health reported amounts due from and (to) subsidiaries of $4,697 and $(734), respectively. The amounts due from and (to) subsidiaries primarily include amounts for allocated operating expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current liabilities or assets.
In June 2021 Elevance Health entered into a short-term loan agreement with a subsidiary for the amount of $1,500. This loan was repaid in February 2022.
Guarantees on Behalf of Subsidiaries
Elevance Health guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $912 at December 31, 2024. There were no payments made on these guarantees in 2024.
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
Dated: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2025
Gail K. Boudreaux
/s/ MARK B. KAYE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Mark B. Kaye
/s/ RONALD W. PENCZEK	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2025
Ronald W. Penczek
/s/ ELIZABETH E. TALLETT	Chair of the Board	February 20, 2025
Elizabeth E. Tallett
/s/ R. KERRY CLARK	Director	February 20, 2025
R. Kerry Clark
/s/ SUSAN D. DEVORE	Director	February 20, 2025
Susan D. DeVore
/s/ ROBERT L. DIXON, JR.	Director	February 20, 2025
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 20, 2025
Lewis Hay III
/s/ BAHIJA JALLAL	Director	February 20, 2025
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 20, 2025
Antonio F. Neri
/s/ RAMIRO G. PERU	Director	February 20, 2025
Ramiro G. Peru
/s/ RYAN M. SCHNEIDER	Director	February 20, 2025
Ryan M. Schneider
/s/ DEANNA D. STRABLE	Director	February 20, 2025
Deanna D. Strable