Form 10-Q
period 2025-03-31
Elevance Health, Inc.
filed 2025-04-22
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒
As of April 16, 2025, 225,934,600 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$7,500	$8,288
Fixed maturity securities (amortized cost of $25,813 and $25,879; allowance for credit losses of $7 and $6)	25,437	25,201
Equity securities	715	1,192
Premium receivables	10,359	8,011
Self-funded receivables	5,246	5,044
Other receivables	6,576	6,016
Other current assets	5,288	4,700
Assets held for sale	—	490
Total current assets	61,121	58,942
Long-term investments:
Fixed maturity securities (amortized cost of $1,070 and $1,049; allowance for credit losses of $0 and $0)	1,060	1,035
Other invested assets	10,167	9,749
Property and equipment, net	4,617	4,652
Goodwill	28,420	28,277
Other intangible assets	11,940	12,094
Other noncurrent assets	2,392	2,140
Total assets	$119,717	$116,889

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$16,812	$15,746
Other policyholder liabilities	3,796	4,204
Unearned income	1,640	1,508
Accounts payable and accrued expenses	7,131	6,927
Short-term borrowings	250	365
Current portion of long-term debt	1,643	1,649
Other current liabilities	11,426	10,029
Liabilities held for sale	—	153
Total current liabilities	42,698	40,581
Long-term debt, less current portion	28,110	29,218
Reserves for future policy benefits	174	190
Deferred tax liabilities, net	2,121	2,148
Other noncurrent liabilities	3,994	3,326
Total liabilities	77,097	75,463
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 225,641,361 and 227,479,695	2	2
Additional paid-in capital	8,866	8,911
Retained earnings	34,546	33,549
Accumulated other comprehensive loss	(911)	(1,147)
Total shareholders’ equity	42,503	41,315
Noncontrolling interests	117	111
Total equity	42,620	41,426
Total liabilities and equity	$119,717	$116,889
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
	2025	2024
(In millions, except per share data)
Revenues
Premiums	$40,887	$35,696
Product revenue	5,809	4,499
Service fees	2,069	2,078
Total operating revenue	48,765	42,273
Net investment income	590	465
Net losses on financial instruments	(464)	(161)
Total revenues	48,891	42,577
Expenses
Benefit expense	35,312	30,546
Cost of products sold	4,983	3,825
Operating expense	5,300	4,886
Interest expense	344	265
Amortization of other intangible assets	155	116
Total expenses	46,094	39,638
Income before income tax expense	2,797	2,939
Income tax expense	613	690
Net income	2,184	2,249
Net income attributable to noncontrolling interests	(1)	(3)
Shareholders’ net income	$2,183	$2,246
Shareholders’ net income per share
Basic	$9.64	$9.65
Diluted	$9.61	$9.59
Dividends per share	$1.71	$1.63
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
	2025	2024
(In millions)
Net income	$2,184	$2,249
Other comprehensive income (loss), net of tax:
Change in net unrealized losses/gains on investments	235	(56)
Change in non-credit component of impairment losses on investments	1	—
Change in net unrealized gains/losses on cash flow hedges	5	2
Change in net periodic pension and postretirement costs	(5)	4
Change in future policy benefits	—	(2)
Foreign currency translation adjustments	1	—
Other comprehensive income (loss)	237	(52)
Net loss attributable to noncontrolling interests	(1)	(3)
Other comprehensive income attributable to noncontrolling interests	(1)	—
Total shareholders’ comprehensive income	$2,419	$2,194

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2025	2024
(In millions)
Operating activities
Net income	$2,184	$2,249
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	464	161
Equity in net (earnings) losses of other invested assets	(126)	27
Depreciation and amortization	373	331
Deferred income taxes	(174)	136
Share-based compensation	81	62
Changes in operating assets and liabilities:
Receivables, net	(3,174)	(282)
Other invested assets	(5)	(29)
Other assets	(647)	(1,104)
Policy liabilities	600	31
Unearned income	132	72
Accounts payable and other liabilities	952	(257)
Income taxes	357	581
Net cash provided by operating activities	1,017	1,978
Investing activities
Purchases of investments	(3,964)	(6,103)
Proceeds from sale of investments	4,150	4,898
Maturities, calls and redemptions from investments	424	535
Changes in securities lending collateral	(290)	(212)
Purchases of subsidiaries, net of cash acquired	4	(1,120)
Purchases of property and equipment	(196)	(279)
Other, net	(25)	(29)
Net cash provided by (used in) investing activities	103	(2,310)
Financing activities
Repayments of long-term borrowings	(1,250)	—
Proceeds from short-term borrowings	—	1,350
Repayments of short-term borrowings	(115)	—
Changes in securities lending payable	290	212
Changes in bank overdrafts	546	(586)
Repurchase and retirement of common stock	(880)	(566)
Cash dividends	(386)	(379)
Proceeds from issuance of common stock under employee stock plans	23	97
Taxes paid through withholding of common stock under employee stock plans	(123)	(100)
Other, net	(14)	4
Net cash provided by (used in) financing activities	(1,909)	32
Effect of foreign exchange rates on cash and cash equivalents	1	—
Change in cash and cash equivalents	(788)	(300)
Cash and cash equivalents at beginning of period	8,288	6,526
Cash and cash equivalents at end of period	$7,500	$6,226
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2024	227.5	$2	$8,911	$33,549	$(1,147)	$111	$41,426
Net income	—	—	—	2,183	—	1	2,184
Other comprehensive loss	—	—	—	—	236	1	237
Noncontrolling interests adjustment	—	—	—	—	—	4	4
Repurchase and retirement of common stock, including excise tax	(2.2)	—	(97)	(799)	—	—	(896)
Dividends and dividend equivalents	—	—	—	(387)	—	—	(387)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	52	—	—	—	52
March 31, 2025	225.7	$2	$8,866	$34,546	$(911)	$117	$42,620

December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
Net income	—	—	—	2,246	—	3	2,249
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(44)	(525)	—	—	(569)
Dividends and dividend equivalents	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	59	—	—	—	59
March 31, 2024	232.5	$2	$8,883	$33,088	$(1,365)	$102	$40,710

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2025
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.8 million medical members through our affiliated health plans as of March 31, 2025. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Program®. (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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
Our portfolio consists of the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed Medicare, Medicaid, and commercial Health Benefit plans;
•Wellpoint — represents our Wellpoint branded Medicare, Medicaid and commercial Health Benefit plans and other non-BCBSA brands; and
•Carelon — represents our healthcare related services and capabilities, including our CarelonRx and Carelon Services businesses.
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). For additional information on reportable segments see Note 15, “Segment Information.”
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended

December 31, 2024 (the “2024 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 have been recorded. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $695 and $409 at March 31, 2025 and December 31, 2024, respectively, and are included in the “Cash and cash equivalents” line on our consolidated balance sheets.
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
We have investments in limited partnerships (“LPs”) and companies in which our ownership interest may enable us to influence the operating or financial decisions of the investee company, including unconsolidated variable interest entities. These investments are accounted for using the equity method of accounting and are reported within “Other invested assets” in our consolidated balance sheets. Our proportionate share of equity in net income (loss) for these LPs and unconsolidated investee companies is reported within “Net investment income” in our consolidated statements of income. The carrying value of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than temporary. In applying the equity method (including assessment for other-than temporary impairment), we use financial information provided by the LPs and investee companies, generally on a one-to three-month lag. We consolidate investee companies in certain other instances where we are deemed to exercise control, or we are considered the primary beneficiary of a variable interest entity.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $178 and $183 at March 31, 2025 and December 31, 2024, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $128 and $115 at March 31, 2025 and December 31, 2024, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,458 and $1,385 at March 31, 2025 and December 31, 2024, respectively.
Revenue Recognition: Premiums for risk-based contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for rebates based on medical loss ratio, or regulatory requirements. Premiums may also include performance incentives and penalties, which are recognized based on contractual terms. We estimate amounts receivable and payable under these contractual terms, and to the extent that such estimated amounts vary from the final amounts paid, the adjustments are included in earnings in the period of final settlement. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premium payments related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as Unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
We also record premiums for certain value-based arrangements of our Carelon Services care delivery businesses. Under these value-based arrangements, we carry financial responsibility across medical claims costs through risk contracts with health plans in which we deliver, integrate, direct and control certain health care services for patients. In exchange, we receive a premium that is typically paid on a per-patient per-month basis and performance-based payments that are recognized when performance metrics are achieved. We consider these value-based arrangements to represent a single performance obligation where revenues are recognized in the period in which health care services are made available.

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
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at March 31, 2025 or December 31, 2024. For the three months ended March 31, 2025 and 2024, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are to be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the significant segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We adopted ASU 2023-07 as of January 1, 2024. The adoption of ASU 2023-07 did not have an impact on our results of operations or our consolidated cash flows.
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to improve income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for our fiscal year beginning after December 15, 2024, however, these disclosures are not required for interim periods. The amendments are to be applied on a prospective basis, although retrospective adoption is permitted. We do not believe the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements or disclosures.
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

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2024 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations, cash flows or disclosures.
3.    Business Acquisitions and Divestitures
Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. As of March 31, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $152 has been allocated to finite-lived intangible assets, $426 to indefinite-lived intangible assets and $451 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of March 31, 2025, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (“CareBridge”), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of March 31, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $995 has been allocated to finite-lived intangible assets and $1,756 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of March 31, 2025, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On March 11, 2024, we completed our acquisition of Paragon Healthcare, Inc. (“Paragon”). Paragon, which operates as part of CarelonRx, provides infusion services and injectable therapies through its omnichannel model of ambulatory infusion centers, home infusion pharmacies, and other specialty pharmacy services. This acquisition aligns with our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of March 31, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on their fair values, of which $411 has been allocated to finite-lived intangible assets and $747 to goodwill. The majority of the goodwill is not deductible for income tax purposes. Since closing and during the measurement period we have adjusted goodwill by $(30). As of March 31, 2025, the accounting for the acquisition is finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $201. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested and results of operations as of and for the three months ended March 31, 2024 were not material.

4.    Business Optimization Initiative
In the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program included the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program was finalized as of December 31, 2024, except as to cash outlays related to personnel-related costs associated with this program, which are expected to be paid through 2025.
The ending liability balances related to the employee termination costs under the 2023-2024 Business Efficiency Program at March 31, 2025 and December 31, 2024 were $190 and $224, respectively. During the three months ended March 31, 2025, there were no charges recorded related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $34.
5.     Investments
Fixed Maturity Securities
A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2025 and December 31, 2024 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

March 31, 2025
Fixed maturity securities:
United States Government securities	$1,782	$15	$(38)	$—	$1,759
Government sponsored securities	111	2	(3)	—	110
Foreign government securities	10	—	—	—	10
States, municipalities and political subdivisions, tax-exempt	3,038	28	(115)	—	2,951
Corporate securities	14,007	243	(275)	(4)	13,971
Residential mortgage-backed securities	3,502	25	(179)	—	3,348
Commercial mortgage-backed securities	1,962	18	(37)	—	1,943
Other asset-backed securities	2,471	36	(99)	(3)	2,405
Total fixed maturity securities	$26,883	$367	$(746)	$(7)	$26,497
December 31, 2024
Fixed maturity securities:
United States Government securities	$1,907	$2	$(85)	$—	$1,824
Government sponsored securities	156	—	(5)	—	151
Foreign government securities	19	—	(2)	—	17
States, municipalities and political subdivisions, tax-exempt	3,142	33	(123)	—	3,052
Corporate securities	14,095	192	(367)	(4)	13,916
Residential mortgage-backed securities	3,274	13	(236)	—	3,051
Commercial mortgage-backed securities	1,801	8	(60)	(1)	1,748
Other asset-backed securities	2,534	36	(92)	(1)	2,477
Total fixed maturity securities	$26,928	$284	$(970)	$(6)	$26,236
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at March 31, 2025 and December 31, 2024, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2025
Fixed maturity securities:
United States Government securities	31	$614	$(18)	18	$282	$(20)
Government sponsored securities	3	21	(1)	34	37	(2)
Foreign government securities	1	6	—	2	1	—
States, municipalities and political subdivisions, tax-exempt	471	1,026	(25)	618	864	(90)
Corporate securities	1,168	3,231	(64)	1,218	2,290	(211)
Residential mortgage-backed securities	186	622	(6)	1,272	1,223	(173)
Commercial mortgage-backed securities	108	457	(5)	255	618	(32)
Other asset-backed securities	110	265	(7)	212	656	(92)
Total fixed maturity securities	2,078	$6,242	$(126)	3,629	$5,971	$(620)
December 31, 2024
Fixed maturity securities:
United States Government securities	40	$1,240	$(52)	25	$330	$(33)
Government sponsored securities	10	89	(2)	36	42	(3)
Foreign government securities	2	15	(1)	2	2	(1)
States, municipalities and political subdivisions, tax-exempt	527	1,092	(22)	661	943	(101)
Corporate securities	1,415	4,717	(92)	1,317	2,645	(275)
Residential mortgage-backed securities	306	1,097	(25)	1,312	1,291	(211)
Commercial mortgage-backed securities	136	670	(15)	297	661	(45)
Other asset-backed securities	123	293	(9)	236	735	(83)
Total fixed maturity securities	2,559	$9,213	$(218)	3,886	$6,649	$(752)

Unrealized losses on our securities shown in the table above have not been recognized into income because, as of March 31, 2025, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $7 and $6 at March 31, 2025 and December 31, 2024, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.
The amortized cost and fair value of fixed maturity securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$196	$196
Due after one year through five years	4,685	4,647
Due after five years through ten years	10,620	10,578
Due after ten years	5,918	5,785
Mortgage-backed securities	5,464	5,291
Total fixed maturity securities	$26,883	$26,497
Equity Securities
A summary of current equity securities at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Equity securities:
Exchange traded funds	$621	$1,002
Common equity securities	32	118
Private equity securities	62	72
Total	$715	$1,192
Other Invested Assets
At March 31, 2025, “Other invested assets” include non-controlled joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”).
On August 6, 2024, we made an investment of $2,580, consisting of cash and the net put option discussed in Note 6, “Derivative Financial Instruments”. Mosaic Health is a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services Inc. (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. The investment is accounted for as an equity method investment. Our additional contribution of the CMSI Assets to Mosaic Health was completed on January 1, 2025, for which we received an additional $300 of equity (approximately 5% ownership) in Mosaic Health.

In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a revolving credit facility of up to $500 to Mosaic Health. Net amounts receivable under these arrangements were $188 at both March 31, 2025 and December 31, 2024, which are included under the caption “Other noncurrent assets” in our consolidated balance sheets as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, we recognized $4 in interest income from the financing arrangement with Mosaic Health. In addition to the term loan and line of credit, we committed to providing $70 of funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of the CMSI Assets through December 31, 2026, and to fund any remaining shortfalls as necessary for which we would receive additional equity interests in Mosaic Health. In addition, during the quarter ended March 31, 2025, in the normal course of business, Mosaic provided care delivery and enablement services to Elevance Health subsidiaries amounting to $175, reported in benefit expense.
In January 2023, we made an equity investment consisting of cash and a net put option in Liberty Dental, a joint venture with Welsh, Carson, Anderson & Stowe which engages in dental insurance and dental health care administration. The investment is accounted for as an equity method investment. In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $93 and $87 was disbursed as of March 31, 2025 and December 31, 2024, respectively. The mandatorily redeemable preferred equity in Liberty Dental is included in the caption “Other invested assets” in our consolidated balance sheets at March 31, 2025 and December 31, 2024. Dividend income recognized from the financing arrangement during the three months ended March 31, 2025 and the year ended December 31, 2024 was not material.During the quarter ended March 31, 2025, in the normal course of business, Liberty Dental provided administrative services to our Medicare Advantage members under a capitated arrangement amounting to $146, reported in benefit expense.
Investment Gains (Losses)
Net investment gains (losses) for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31
	2025	2024
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$28	$22
Gross realized losses from sales	(82)	(159)
Impairment losses recognized in income	(1)	(2)
Net realized losses from sales of fixed maturity securities	(55)	(139)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held at the end of the period	(6)	2
Net realized (losses) gains recognized on equity securities sold during the period	(1)	—
Net gains (losses) on equity securities	(7)	2
Other investments:
Gross gains	5	16
Gross losses	(94)	(20)
Other realized losses recognized in income	(311)	(25)
Net losses on other investments	(400)	(29)
Net losses on investments	$(462)	$(166)
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
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities were $3,338 and $5,401 during the three months ended March 31, 2025 and 2024, respectively.
Accrued Investment Income
At March 31, 2025 and December 31, 2024, accrued investment income totaled $268 and $287, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at March 31, 2025 and December 31, 2024 was $2,596 and $2,305, respectively. The collateral received was 102% of the market value of the loaned securities at each of March 31, 2025 and December 31, 2024.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At March 31, 2025 and December 31, 2024, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,402 and $2,115, respectively, United States Government securities for $194 and $176, respectively, and residential mortgage-backed securities for $0 and $14, respectively.

6.    Derivative Financial Instruments
We use derivative financial instruments to manage interest rate and foreign exchange risk and credit exposure. We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions. At March 31, 2025 and December 31, 2024, we had posted collateral of $14 and $142, respectively, related to our derivative financial instruments.
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
The unrecognized loss for all expired and terminated cash flow hedges included in accumulated other comprehensive loss, net of tax, was $199 and $201 at March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, we recognized net gains of $1 and net losses of $(3), respectively, on non-hedging derivatives. During the three months ended March 31, 2024, we recognized net gains of $11 and net losses of $(6) on non-hedging derivatives, respectively.
In connection with our equity investment in Mosaic Health (see Note 5, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provides for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The net put option’s estimated fair value liability of $1,330, which is a non-cash item measured at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of March 31, 2025 and December 31, 2024. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.
In connection with our equity investment in Liberty Dental (see Note 5, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2026 but no later than 2027 at a price based on certain multiples of earnings of Liberty Dental, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. On March 28, 2025, the terms of the put and call options were substantially amended. The previous net put option liability of $85 at December 31, 2024 was extinguished and we recognized a new net put option liability at its estimated fair value of $396 which is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of March 31, 2025. The change in value was recognized through net losses on financial instruments in our consolidated statement of income.
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
For a description of the methods and assumptions that are used to estimate and determine the fair value hierarchy classification for each class of financial instruments, see Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K.
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 is as follows:

	Level I	Level II	Level III	Total
March 31, 2025
Assets:
Cash equivalents	$3,489	$—	$—	$3,489
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,759	—	1,759
Government sponsored securities	—	110	—	110
Foreign government securities	—	10	—	10
States, municipalities and political subdivisions, tax-exempt	—	2,951	—	2,951
Corporate securities	—	13,856	115	13,971
Residential mortgage-backed securities	—	3,348	—	3,348
Commercial mortgage-backed securities	—	1,943	—	1,943
Other asset-backed securities	—	1,602	803	2,405
Total fixed maturity securities, available-for-sale	—	25,579	918	26,497
Equity securities:
Exchange traded funds	621	—	—	621
Common equity securities	2	30	—	32
Private equity securities	—	—	62	62
Total equity securities	623	30	62	715
Other invested assets - common equity securities	8	—	—	8
Securities lending collateral	—	2,597	—	2,597
Derivatives - other assets	—	32	—	32
Total assets	$4,120	$28,238	$980	$33,338
Percentage of total assets at fair value	12%	85%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(47)	$—	$(47)
Total liabilities	$—	$(47)	$—	$(47)

December 31, 2024
Assets:
Cash equivalents	$3,199	$—	$—	$3,199
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,824	—	1,824
Government sponsored securities	—	151	—	151
Foreign government securities	—	17	—	17
States, municipalities and political subdivisions, tax-exempt	—	3,052	—	3,052
Corporate securities	—	13,873	43	13,916
Residential mortgage-backed securities	—	3,041	10	3,051
Commercial mortgage-backed securities	—	1,748	—	1,748
Other asset-backed securities	—	1,730	747	2,477
Total fixed maturity securities, available-for-sale	—	25,436	800	26,236
Equity securities:
Exchange traded funds	1,002	—	—	1,002
Common equity securities	87	31	—	118
Private equity securities	—	—	72	72
Total equity securities	1,089	31	72	1,192
Other invested assets - common equity securities	18	—	—	18
Securities lending collateral	—	2,306	—	2,306
Derivatives - other assets	—	5	—	5
Total assets	$4,306	$27,778	$872	$32,956
Percentage of total assets at fair value	13%	84%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(150)	$—	$(150)
Total liabilities	$—	$(150)	$—	$(150)
There were no individually material transfers into or out of Level III during the three months ended March 31, 2025 or 2024. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2025 or 2024.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of Centers and CareBridge in December 2024 and Paragon in March 2024. The net assets acquired in our acquisitions of Centers, CareBridge and Paragon, and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The initial fair values of goodwill and other intangible assets acquired in our acquisitions of Centers and CareBridge were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. The fair values of goodwill and other intangible assets acquired in our acquisition of Paragon were finalized as of March 31, 2025 and were calculated based on the income approach.
In 2024, we entered into a limited partnership and related agreements which included certain put and call options on our minority interest ownership of Mosaic Health. Also, in 2023, we entered into a limited liability company agreement which included certain put and call options on our minority interest ownership of Liberty Dental.The net put option liabilities were recorded at their fair value measured at the date of acquisition using Level III inputs based on a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. We have elected to not mark the net put options to market.
As discussed in Note 6, “Derivatives”, on March 28, 2025, the terms of the Liberty Dental put and call options were substantially amended. The previous net put option liability was extinguished and we recognized a new net put option liability at its estimated fair value of $396. The extinguished net put option estimated fair value was $543 at December 31, 2024.
Other than the assets acquired and liabilities assumed in our acquisitions of Centers, CareBridge and Paragon and the net put options on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2025 or 2024.
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
See Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K for details on the methods and assumptions used to estimate the fair value for each class of financial instruments that are recorded at their carrying value in our consolidated balance sheets.

A summary of the estimated fair values by level for each class of financial instruments that is recorded at its carrying value on our consolidated balance sheets at March 31, 2025 and December 31, 2024 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2025
Assets:
Other invested assets	$657	$—	$—	$634	$634
Liabilities:
Debt:
Short-term borrowings	250	—	250	—	250
Notes	29,753	—	27,586	—	27,586
Options	1,726	—	—	1,726	1,726

December 31, 2024
Assets:
Other invested assets	$642	$—	$—	$610	$610
Liabilities:
Debt:
Short-term borrowings	365	—	365	—	365
Notes	30,867	—	28,460	—	28,460
Options	1,415	—	—	1,873	1,873
8.     Income Taxes
During the three months ended March 31, 2025 and 2024, we recognized income tax expense of $613 and $690, respectively, which represent effective income tax rates of 21.9% and 23.5%, respectively. The decrease in our effective income tax rate from the three months ended March 31, 2024 was primarily due to favorable resolutions of uncertain tax positions and certain investment credits.
We recognized income taxes receivable of $63 and $213 as an asset under the caption “Other current assets” and income taxes payable of $267 and $75 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Gross medical claims payable, beginning of period	$15,580	$15,865
Ceded medical claims payable, beginning of period	(13)	(7)
Net medical claims payable, beginning of period	15,567	15,858
Business combinations and purchase adjustments	(85)	—
Net incurred medical claims:
Current period	35,313	30,708
Prior periods redundancies	(1,025)	(1,205)
Total net incurred medical claims	34,288	29,503
Net payments attributable to:
Current period medical claims	23,392	19,580
Prior periods medical claims	9,863	9,606
Total net payments	33,255	29,186
Net medical claims payable, end of period	16,515	16,175
Ceded medical claims payable, end of period	14	8
Gross medical claims payable, end of period	$16,529	$16,183
At March 31, 2025, the total of net incurred but not reported liabilities plus expected development on reported claims was $11,835, $3,979 and $701 for the claim years 2025, 2024, and 2023 and prior, respectively.
The favorable development recognized in the three months ended March 31, 2025 resulted from faster than expected development of completion factors from the latter part of 2024 as well as smaller but significant contribution from trend factors in late 2024 developing more favorably than originally expected.
The favorable development recognized in the three months ended March 31, 2024 resulted from faster than expected development of completion factors during the latter part of 2023, as well as trend factors in late 2023 developing more favorably than originally expected.

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Net incurred medical claims with medical claims payable	$33,349	$29,503
Performance-based arrangements without medical claims payable	939	—
Total net incurred medical claims	34,288	29,503
Quality improvement and other claims expense	1,024	1,043
Benefit expense	$35,312	$30,546

Net incurred medical claims under certain performance-based risk arrangements that include gain or loss sharing components do not require a medical claim payable liability.
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of March 31, 2025 is as follows:

Total
Net medical claims payable, end of period	$16,515
Ceded medical claims payable, end of period	14
Insurance lines other than short duration	283
Gross medical claims payable, end of period	$16,812
10.     Debt
We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2025 and December 31, 2024, we had $29,728 and $30,842, respectively, outstanding under these notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both March 31, 2025 and December 31, 2024.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of March 31, 2025, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 41.3%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of March 31, 2025, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the three months ended March 31, 2025 or during the year ended December 31, 2024.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. We had no amounts outstanding under this program at both March 31, 2025 and December 31, 2024.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $250 and $365 of outstanding short-term borrowings from the FHLBs at March 31, 2025 and December 31, 2024, respectively.
All debt is a direct obligation of Elevance Health, Inc., except for the unsecured surplus note and the FHLBs borrowings.

11.     Commitments and Contingencies
Litigation and Regulatory Proceedings
We are defendants in, or parties to, a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint or in other court filings the amount of damages being sought, we have noted those alleged damages in the descriptions below.
Where available information indicates that it is probable that a loss has been incurred as of the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many proceedings, however, it is difficult to determine whether any loss is probable or reasonably possible. In addition, even where loss is possible or probable or an exposure to loss exists in excess of the liability already accrued with respect to a previously identified loss contingency, it is not always possible to reasonably estimate the amount of the possible or probable loss or range of losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings.
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
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No 1:21-cv-23448 (S.D. Fla.).; and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.) (“VHS”). In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California court presiding over the VHS case upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. On February 14, 2025, the VHS plaintiffs amended their complaint to add an additional plaintiff, Children’s Hospital of Los Angeles. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
In October 2020, after the Court lifted the stay as to the provider litigation, provider plaintiffs filed a renewed motion for class certification, which defendants opposed. In March 2021, the Court issued an order terminating the pending motion for class certification until the Court determined the standard of review applicable to the providers’ claims. In response to that order, the parties filed renewed standard of review motions, and in June 2021, the parties filed summary judgment motions not critically dependent on class certification. In February 2022, the Court issued orders (i) granting certain defendants’ motion for partial summary judgment against the provider plaintiffs who had previously released claims against such defendants and (ii) granting the provider plaintiffs’ motion for partial summary judgment, determining that Ohio v. American Express Co. does not affect the standard of review in this case. In August 2022, the Court issued orders (i) granting in part the defendants’ motion regarding the antitrust standard of review, holding that for the period of time after the elimination of the “national best efforts” rule, the rule of reason applies to the provider plaintiffs’ market allocation conspiracy claims, and (ii) denying the provider plaintiffs’ motion for partial summary judgment on the standard of review, reaffirming its prior holding that the provider groups’ boycott claims are subject to the rule of reason. In December 2023, the Court denied defendants’ motion for summary judgment on providers’ damage claims as time-barred and speculative and provider plaintiffs’ motion for partial summary judgment on the defendants’ single entity defense due to the existence of genuine issues of material fact. In January 2024, the Court issued orders (i) denying defendants’ motion for summary judgment on (a) all claims by certain hospital providers and (b) any claims based on the Blue system's rules other than exclusive serviced areas or BlueCard and (ii) denying provider plaintiffs’ motion for partial summary judgment on defendants’ common law trademark claims.
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024 the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the provider settlement on December 4, 2024. A Final Fairness hearing is scheduled for July 29, 2025. If finally approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024. We recognized this estimated payment obligation as operating expense in the Corporate & Other segment (see Note 15, “Segment Information”).
A number of follow-on cases involving entities that opted out of the putative Provider Settlement Agreement have been filed. We intend to continue to vigorously defend these provider follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.

Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. Fact discovery is ongoing. In December 2024, the District Court issued a scheduling order setting the deadlines for the completion of fact discovery in August 2025 and April 2026 for the completion of expert discovery. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,961. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement (the “CVS Agreement”), with the current contractual term extending through December 31, 2027. We can elect to have CVS continue to provide services to us for a three-year extension period on the same terms and conditions as in the current CVS Agreement in the event of a termination or non-renewal by either party.
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $894 as of March 31, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $501 at March 31, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of March 31, 2025, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
`12.     Capital Stock
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2.9	$361.36
Granted	0.6	395.49
Exercised	(0.1)	209.75
Outstanding at March 31, 2025	3.4	371.80	6.28	$264
Exercisable at March 31, 2025	2.2	339.92	4.92	$239
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the three months ended March 31, 2025 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	1.0	$478.70
Granted	0.6	395.49
Vested	(0.4)	465.96
Nonvested at March 31, 2025	1.2	442.07
During the three months ended March 31, 2025, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2025 to 2027. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2027 based on results during the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
Risk-free interest rate	4.29%	4.28%
Volatility factor	30.00%	28.00%
Quarterly dividend yield	0.432%	0.327%
Weighted-average expected life (years)	4.45	4.40

The following weighted-average fair values per option or share were determined for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
Options granted during the period	$107.31	$134.53
Restricted stock awards granted during the period	395.49	499.00
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
A summary of our cash dividend activity for the three months ended March 31, 2025 and 2024 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386

Three Months Ended March 31, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
On April 16, 2025, our Audit Committee declared a second quarter 2025 dividend to shareholders of $1.71 per share, payable on June 25, 2025 to shareholders of record at the close of business on June 10, 2025.
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
A summary of common stock repurchases for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31
	2025	2024
Shares repurchased	2.2	1.1
Average price per share	$395.78	$492.76
Aggregate cost	$880	$566
Authorization remaining at the end of the period	$8,420	$3,633
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions. For additional information regarding the use of capital for debt security repurchases, see Note 10, “Debt,” included in this Quarterly Report on Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K.

13.     Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at March 31, 2025 and 2024 is as follows:

	2025	2024
Net unrealized investment (losses) gains:
Beginning of period balance	$(523)	$(632)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($60) and $50 respectively	193	(162)
Amounts reclassified from accumulated other comprehensive income, net of tax expense of ($13) and ($33) respectively	42	106
Other comprehensive income (loss)	235	(56)
Other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $0 and $0 respectively	(1)	—
End of period balance	(289)	(688)
Non-credit components of impairments on investments:
Beginning of period balance	(2)	(3)
Other comprehensive income, net of tax expense of $0 and $0 respectively	1	—
End of period balance	(1)	(3)
Net cash flow hedges:
Beginning of period balance	(207)	(211)
Other comprehensive income, net of tax expense of ($3) and ($1) respectively	5	2
End of period balance	(202)	(209)
Pension and other postretirement benefits:
Beginning of period balance	(399)	(459)
Other comprehensive (loss) income, net of tax expense of ($8) and ($1) respectively	(5)	4
End of period balance	(404)	(455)
Future policy benefits:
Beginning of period balance	8	10
Other comprehensive loss, net of tax benefit of $0 and $0 respectively	—	(2)
End of period balance	8	8
Foreign currency translation adjustments:
Beginning of period balance	(24)	(18)
Other comprehensive income, net of tax expense of $0 and $0 respectively	1	—
End of period balance	(23)	(18)
Total:
Total beginning of period accumulated other comprehensive loss	(1,147)	(1,313)
Total other comprehensive income (loss), net of tax (expense) benefit of ($84) and $15 respectively	237	(52)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $0 and $0 respectively	(1)	—
Total end of period accumulated other comprehensive loss	$(911)	$(1,365)

14.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Denominator for basic shareholders' earnings per share – weighted-average shares	226.4	232.7
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	0.8	1.5
Denominator for diluted shareholders' earnings per share	227.2	234.2
During the three months ended March 31, 2025 and 2024, weighted-average shares related to certain stock options of 1.5 and 0.6, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive.
We have issued approximately 0.6 cumulative restricted stock units under our stock incentive plans, of which vesting is contingent upon us meeting specified annual earnings targets. Contingent restricted stock units are excluded from the denominator for diluted shareholders’ earnings per share and are included only if and when the contingency is met. These contingent restricted stock units are being measured over a three-year period and generally vest in March of the year following each measurement period.
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
Affiliated revenues represent revenues or costs for services provided to our subsidiaries by CarelonRx and Carelon Services, in addition to certain administrative and other services provided by our international businesses, which are recorded at cost or management’s estimate of fair market value. Certain administrative costs related to affiliate services are charged to the operating segment receiving the benefits and the amounts may change over time. These affiliated revenues are eliminated in our consolidated financial statements. For segment reporting, we present all capitation risk arrangements on a gross basis; therefore, eliminations also include adjustments for capitated risk arrangements that are recognized on a net basis under GAAP.
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

Financial data by reportable segment for the three months ended March 31, 2025 and 2024 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended March 31, 2025
Premiums	$39,588	$—	$1,500	$1,500	$—	$(201)	$40,887
Product revenue	—	5,809	—	5,809	—	—	$5,809
Service fees	1,843	3	223	226	—	—	2,069
Operating revenue - unaffiliated	41,431	5,812	1,723	7,535	—	(201)	48,765
Operating revenue - affiliated	—	4,304	4,813	9,117	165	(9,282)	—
Operating revenue - total	$41,431	$10,116	$6,536	$16,652	$165	$(9,483)	$48,765

Benefit expense	$34,393	$—	$5,319	$5,319	$10	$(4,410)	$35,312
Cost of products sold	—	9,284	—	9,284	—	(4,301)	$4,983
Operating expense	4,821	230	726	956	295	(772)	5,300
Operating gain (loss)	$2,217	$602	$491	$1,093	$(140)	$—	$3,170

Three Months Ended March 31, 2024
Premiums	$35,382	$—	$408	$408	$—	$(94)	$35,696
Product revenue	—	4,499	—	4,499	—	—	$4,499
Service fees	1,876	1	197	198	4	—	2,078
Operating revenue - unaffiliated	37,258	4,500	605	5,105	4	(94)	42,273
Operating revenue - affiliated	—	3,567	3,404	6,971	123	(7,094)	—
Operating revenue - total	$37,258	$8,067	$4,009	$12,076	$127	$(7,188)	$42,273

Benefit expense	$30,500	$—	$3,010	$3,010	$10	$(2,974)	$30,546
Cost of products sold	—	7,373	—	7,373	—	(3,548)	$3,825
Operating expense	4,471	171	709	880	201	(666)	4,886
Operating gain (loss)	$2,287	$523	$290	$813	$(84)	$—	$3,016

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31
	2025	2024
Reportable segments’ operating revenue	48,765	42,273
Net investment income	590	465
Net losses on financial instruments	(464)	(161)
Total revenues	$48,891	$42,577

A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31
	2025	2024

Income before income tax expense	2,797	2,939
Net investment income	(590)	(465)
Net losses on financial instruments	464	161
Interest expense	344	265
Amortization of other intangible assets	155	116
Reportable segments’ operating gain	3,170	3,016

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes as of and for the year ended December 31, 2024 and the MD&A included in our 2024 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this MD&A refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2025 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2025, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.8 million medical members through our affiliated health plans as of March 31, 2025. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights and Carelon Health.
Our portfolio consists of the following core go-to-market brands:
•Anthem Blue Cross/Anthem Blue Cross and Blue Shield — represents our Anthem-branded and affiliated Blue Cross and/or Blue Shield licensed Medicare, Medicaid, and commercial Health Benefit plans;
•Wellpoint — represents our Wellpoint branded Medicare, Medicaid and commercial Health Benefit plans and other non-BCBSA brands; and
•Carelon — represents our healthcare related services and capabilities, including our CarelonRx and Carelon Services businesses.
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
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report on Form 10-K.

Business Trends
We continue to participate in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. We anticipate continued growth in our existing Public Exchange membership and have expanded into select service areas in Florida, Maryland, and Texas in 2025, using our Simply Healthcare and Wellpoint brands, and we are actively evaluating expansion opportunities in additional marketplaces beyond 2025. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact significant modifications to existing laws and regulations, including changes to available Individual premium subsidies and insurer taxes and fees.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country and to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2024 Annual Report on Form 10-K.
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

The Inflation Reduction Act of 2022 contains a variety of provisions that have impacted, and continue to impact our business including by extending the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare effective in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023. If Congress does not act to extend the enhanced PTC, they will expire at the end of 2025, which could have a material adverse effect on our business and results of operations.
In September 2024, the U.S. Departments of Health and Human Services (“HHS”), Labor, and Treasury (collectively, the “Tri-Agencies”) issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies will be necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging these final regulations.
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
For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements, see Part I, Item 1, “Business – Regulation,” Part I, Item 1A, “Risk Factors” and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
In the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program included the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program was finalized as of December 31, 2024, except as to cash outlays related to personnel-related costs associated with this program, which are expected to be paid through 2025. For additional information, see Note 4, “Business Optimization Initiative,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
On August 6, 2024, we made an equity investment of $2,580 that resulted in our minority interest ownership of approximately 35% of Augusta Topco Holdings, L.P. (“Mosaic Health”), a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services Inc (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. Our additional contribution of the CMSI Assets to Mosaic Health was completed on January 1, 2025, for which we received an additional $300 of equity (approximately 5% ownership) in Mosaic Health.
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
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $201 in the three months ended June 30, 2024. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested and results of operations as of and for the three months ended March 31, 2024 were not material.
For additional information, see Note 3, “Business Acquisitions and Divestitures” and Note 5, “Investments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Litigation Matters
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in 28 states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”) that is pending before the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans along with other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.
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

The BCBSA and the Blue plans have approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024, the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the Provider Settlement Agreement on December 4, 2024. If approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024. A number of follow-on cases involving entities that opted out of the putative Provider Settlement Agreement have been filed.
For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
For the twelve months ended March 31, 2025, total medical membership declined by 0.5%. This was primarily driven by attrition in Medicaid membership, including as a result of eligibility redeterminations and certain market exits, and decreases in our Commercial Fee-Based business. These decreases were partially offset by increases in our Medicare Advantage and Individual ACA businesses.
Operating revenue for the three months ended March 31, 2025 was $48,765, an increase of $6,492, or 15.4%, from the three months ended March 31, 2024. The increase was primarily a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, growth in Medicare Advantage and Individual ACA membership, and growth in CarelonRx product revenue, partially offset by membership attrition in our Medicaid business.
Net income for the three months ended March 31, 2025 was $2,184, a decrease of $65, or 2.9%, from the three months ended March 31, 2024. The decrease was primarily due to a decreased operating gain within our Health Benefits segment, increased operating loss in our Corporate and Other segment and increased net losses on financial instruments. These decreases were partially offset by increases in operating gain in our CarelonRx and Carelon Services businesses, increased net investment income and decreased income tax expense.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $9.61 for the three months ended March 31, 2025, which represented a 0.2% increase from EPS of $9.59 for the three months ended March 31, 2024. The increase in EPS resulted primarily as a result of fewer diluted shares outstanding.
Operating cash flow for the three months ended March 31, 2025 and 2024 was $1,017 and $1,978, respectively. The decrease in net cash provided by operating activities was primarily due to timing related changes in working capital.
Membership and Other Metrics
The following table presents our medical membership by customer type as of March 31, 2025 and 2024. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

	March 31
	2025	2024	Change	% Change
Medical Membership (in thousands)
Individual	1,423	1,246	177	14.2%
Employer Group Risk-Based	3,638	3,648	(10)	(0.3)%
Commercial Risk-Based	5,061	4,894	167	3.4%
BlueCard®1	6,608	6,635	(27)	(0.4)%
Employer Group Fee-Based	20,522	20,622	(100)	(0.5)%
Commercial Fee-Based	27,130	27,257	(127)	(0.5)%
Medicare Advantage	2,255	2,017	238	11.8%
Medicare Supplement	876	896	(20)	(2.2)%
Total Medicare	3,131	2,913	218	7.5%
Medicaid	8,862	9,327	(465)	(5.0)%
Federal Employee Program®	1,649	1,658	(9)	(0.5)%
Total Medical Membership	45,833	46,049	(216)	(0.5)%

Other Membership (in thousands)[2]
Dental Members	7,394	6,970	424	6.1%
Dental Administration Members	1,966	1,841	125	6.8%
Vision Members	10,817	10,251	566	5.5%
Medicare Part D Standalone Members	221	262	(41)	(15.6)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	83.9	77.0	6.9	9.0%
Carelon Services Consumers Served	99.5	102.9	(3.4)	(3.3)%
1    BlueCard® membership at March 31, 2024 has been restated lower by 190 to align to our current reporting, which is the BCBSA reporting methodology.
2    We are no longer presenting our Life and Disability membership following the sale of that business on April 1, 2024.
Medical Membership
The decrease in medical membership was primarily driven by attrition in Medicaid membership, including as a result of eligibility redeterminations and certain market exits, and decreases in our Commercial Fee-Based business. These decreases were partially offset by increases in our Medicare Advantage and Individual ACA businesses.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Employer Group business. Dental administration membership increased primarily due to favorable in-group change with other BCBSA plans associated with FEP®. Vision membership increased due to higher sales in our Employer Group, Medicare Advantage, and Individual health plans.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31		Change
			Three Months Ended March 31
			2025 vs. 2024
	2025	2024	$	%

Total operating revenue	$48,765	$42,273	$6,492	15.4%
Net investment income	590	465	125	26.9%
Net losses on financial instruments	(464)	(161)	(303)	188.2%
Total revenues	$48,891	$42,577	$6,314	14.8%
Benefit expense	35,312	30,546	4,766	15.6%
Cost of products sold	4,983	3,825	1,158	30.3%
Operating expense	5,300	4,886	414	8.5%
Other expense[1]	499	381	118	31.0%
Total expenses	46,094	39,638	6,456	16.3%
Income before income tax expense	2,797	2,939	(142)	(4.8)%
Income tax expense	613	690	(77)	(11.2)%
Net income	$2,184	$2,249	$(65)	(2.9)%
Net income attributable to noncontrolling interests	(1)	(3)	2	NM
Shareholders’ net income	$2,183	$2,246	$(63)	(2.8)%

Average diluted shares outstanding	227.2	234.2	(7.0)	(3.0)%
Diluted shareholders’ earnings per share	$9.61	$9.59	$0.02	0.2%
Effective tax rate	21.9%	23.5%		(160) bp3
Benefit expense ratio[2]	86.4%	85.6%		80 bp3
Operating expense ratio[4]	10.9%	11.6%		(70) bp3
Income before income tax expense as a percentage of total revenues	5.7%	6.9%		(120) bp3
Shareholders’ net income as a percentage of total revenues	4.5%	5.3%		(80) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2025 and 2024 were $40,887 and $35,696, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, growth in Medicare Advantage and Individual ACA membership, and growth in CarelonRx product revenue, partially offset by membership attrition in our Medicaid business.
Net investment income increased primarily due to higher income from alternative investments.
Net losses on financial instruments increased due to losses on other invested assets and equity securities.

Benefit expense increased primarily due to higher medical cost trends across all lines of business within our Health Benefits segment.
Our benefit expense ratio increased primarily as a result of Medicaid rates being inadequate to cover medical cost trends, partially offset by higher Medicaid premium increases to cover out of period premium taxes.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script utilization.
Operating expense increased primarily due to premium tax expenses, some of which were out of period.
Our operating expense ratio decreased primarily due to operating expense leverage associated with growth in operating revenue and ongoing cost management, partially offset by an out of period premium tax expense related to Medicaid.
Other expense increased primarily due to higher interest expense related to our issuances of senior secured notes during the latter half of 2024. The increase was also due to higher amortization of other intangible assets related to the intangible assets acquired during the acquisitions we completed in the fourth quarter of 2024.
Our effective tax rate decreased primarily due to the favorable resolution of uncertain tax positions and the impact of certain investment credits.
Our shareholders’ net income as a percentage of total revenues decreased in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 as a result of all factors discussed above.
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

The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31		Three Months Ended March 31
			2025 vs. 2024 Change
	2025	2024	$	%
Operating Revenue
Health Benefits	$41,431	$37,258	$4,173	11.2%
CarelonRx	10,116	8,067	2,049	25.4%
Carelon Services	6,536	4,009	2,527	63.0%
Corporate & Other	165	127	38	29.9%
Eliminations	(9,483)	(7,188)	(2,295)	31.9%
Total operating revenue	$48,765	$42,273	$6,492	15.4%

Operating Gain (Loss)
Health Benefits	$2,217	$2,287	$(70)	(3.1)%
CarelonRx	602	523	79	15.1%
Carelon Services	491	290	201	69.3%
Corporate & Other	(140)	(84)	(56)	66.7%
Total operating gain	$3,170	$3,016	$154	5.1%

Operating Margin
Health Benefits	5.4%	6.1%		(70) bp
CarelonRx	6.0%	6.5%		(50) bp
Carelon Services	7.5%	7.2%		30 bp
Total operating margin	6.5%	7.1%		(60) bp
bp = basis point; one hundred basis points = 1%.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium rate increases in all of our lines of business in recognition of medical cost trends and growth in our Medicare Advantage and Individual ACA membership.
Operating gain decreased primarily as a result of Medicaid rates being inadequate to cover medical cost trends, partially offset by premium rate increases in most lines of business and enhanced operating efficiencies.
CarelonRx
Operating revenue increased primarily due to higher prescription volume associated with growth in pharmacy membership and revenue related to recent acquisitions.
The increase in operating gain was primarily driven by the growth of product revenue, partially offset by expenses associated with the launch of additional services by CarelonRx.

Carelon Services
Operating revenue increased primarily due to the acquisition of CareBridge in December 2024 and the continued expansion of risk-based capabilities in our specialty care solutions and behavioral health services.
The increase in operating gain was primarily driven by improved performance in our post-acute care, specialty care solutions and behavior health services, as well as the acquisition of CareBridge.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss increased primarily due to an increase in unallocated corporate expenses.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2024 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2024, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2025, our critical accounting policies and estimates have not changed from those described in our 2024 Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2025, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2024 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2025 and 2024, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2025 and 2024, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2025	2024
Assumed trend factors	$164	$571
Assumed completion factors	861	634
Total	$1,025	$1,205
The favorable development recognized in the three months ended March 31, 2025 resulted from favorable development in the completion factors resulting from the latter part of 2024 developing faster than expected as well as trend factors in late 2024 developing more favorably than originally expected.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 66.2% and 63.8% for the three months ended March 31, 2025 and 2024, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly faster during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the three months ended March 31, 2025, this metric was 7.1%, mainly driven by both favorable completion factor development from 2024 and favorable trend factor development at the end of 2024. For the three months ended March 31, 2024, this metric was 8.2%, driven by both favorable completion factor development from 2023 and favorable trend factor development at the end of 2023.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2025, this metric was 0.8%, which was calculated using the redundancy of $1,025. For the three months ended March 31, 2024, the comparable metric was 1.0%, which was calculated using the redundancy of $1,205. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the three months ended March 31, 2025, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2025, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31
	2025	2024	Change
Sources of Cash:
Net cash provided by operating activities	$1,017	$1,978	$(961)
Issuances of short- and long-term debt, net of repayments	—	1,350	(1,350)
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	610	—	610
Proceeds from issuance of common stock under employee stock plans	23	97	(74)
Changes in bank overdrafts	546		546
Total sources of cash	2,196	3,425	(1,229)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	—	(670)	670
Purchases of subsidiaries, net of cash acquired	—	(1,120)	1,120
Repurchase and retirement of common stock	(880)	(566)	(314)
Purchases of property and equipment	(196)	(279)	83
Repayments of short- and long-term debt, net of issuances	(1,365)	—	(1,365)
Cash dividends	(386)	(379)	(7)
Changes in bank overdrafts	—	(586)	586
Other uses of cash, net	(158)	(125)	(33)
Total uses of cash	(2,985)	(3,725)	740
Effect of foreign exchange rates on cash and cash equivalents	1	—	1
Net decrease in cash and cash equivalents	$(788)	$(300)	$(488)
The decrease in net cash provided by operating activities was primarily due to timing related changes to working capital.
Other significant changes in sources or uses of cash year-over-year included an increase in repayments of short- and long-term debt, net of issuances, lower amounts for purchase of subsidiaries, net of cash acquired, increased proceeds from investments, net of purchases from sales, maturities, calls, and redemptions, changes in bank overdrafts and increased amounts for repurchase and retirement of common stock and purchases of property and equipment.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $34,712 at March 31, 2025. Since December 31, 2024, total cash, cash equivalents and investments in fixed maturity and equity securities decreased by $1,004, primarily due to cash used for repayments of short- and long-term debt, net of issuances, repurchase and retirement of common stock, cash dividends, and purchases of property and equipment. This decrease was partially offset by cash generated from operations, decline in purchases of subsidiaries,net of cash acquired and changes in bank overdrafts.
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
At March 31, 2025, we held $1,419 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 41.3% and 43.0% as of March 31, 2025 and December 31, 2024, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of March 31, 2025 or December 31, 2024. As of March 31, 2025, we were in compliance with all of the debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had no commercial paper outstanding at either March 31, 2025 or December 31, 2024.

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $250 and $365 of outstanding short-term borrowings from the FHLBs as of March 31, 2025 and December 31, 2024, respectively.
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
For additional information regarding our sources and uses of capital at March 31, 2025, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset, insurance, interest rate and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2024, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 22, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K.
Future Sources and Uses of Liquidity
We believe that cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
There have been no material changes to our long-term liquidity requirements as disclosed in Part II, Item 7 of our 2024 Annual Report on Form 10-K. For additional updates regarding our estimated long-term liquidity requirements, see Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2025, see the “Litigation and Regulatory Proceedings” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2025 to January 31, 2025	1,051,297	$387.02	1,050,101	$8,894
February 1, 2025 to February 28, 2025	642,846	392.31	642,419	8,642
March 1, 2025 to March 31, 2025	658,695	413.15	529,681	8,421
	2,352,838		2,222,201
1    Total number of shares purchased includes 130,637 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2025, we repurchased 2,222,201 shares at an aggregate cost of $880 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number			Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2			Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.

4.5			Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2	(q)	*	Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2025.

	(r)	*	Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2025.

	(s)	*	Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2025.

31.1			Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			Inline XBRL Taxonomy Extension Schema Document.

101.CAL			Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF			Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB			Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE			Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104			Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
*			Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

April 22, 2025	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

April 22, 2025	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)