Form 10-Q
period 2025-06-30
Elevance Health, Inc.
filed 2025-07-17
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒
As of July 13, 2025, 225,178,304 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$8,560	$8,288
Fixed maturity securities (amortized cost of $25,491 and $25,879; allowance for credit losses of $15 and $6)	25,298	25,201
Equity securities	934	1,192
Premium receivables	10,465	8,011
Self-funded receivables	5,454	5,044
Other receivables	7,206	6,016
Other current assets	5,407	4,700
Assets held for sale	—	490
Total current assets	63,324	58,942
Long-term investments:
Fixed maturity securities (amortized cost of $1,099 and $1,049; allowance for credit losses of $0 and $0)	1,087	1,035
Other invested assets	10,466	9,749
Property and equipment, net	4,641	4,652
Goodwill	28,368	28,277
Other intangible assets	11,490	12,094
Other noncurrent assets	2,562	2,140
Total assets	$121,938	$116,889

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$17,155	$15,746
Other policyholder liabilities	3,540	4,204
Unearned income	1,561	1,508
Accounts payable and accrued expenses	7,278	6,927
Short-term borrowings	360	365
Current portion of long-term debt	1,648	1,649
Other current liabilities	12,292	10,029
Liabilities held for sale	—	153
Total current liabilities	43,834	40,581
Long-term debt, less current portion	28,178	29,218
Reserves for future policy benefits	163	190
Deferred tax liabilities, net	2,008	2,148
Other noncurrent liabilities	3,904	3,326
Total liabilities	78,087	75,463
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 224,835,508 and 227,479,695	2	2
Additional paid-in capital	8,931	8,911
Retained earnings	35,549	33,549
Accumulated other comprehensive loss	(760)	(1,147)
Total shareholders’ equity	43,722	41,315
Noncontrolling interests	129	111
Total equity	43,851	41,426
Total liabilities and equity	$121,938	$116,889
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
(In millions, except per share data)
Revenues
Premiums	$41,271	$35,416	$82,158	$71,112
Product revenue	6,042	5,530	11,851	10,029
Service fees	2,108	2,277	4,177	4,355
Total operating revenue	49,421	43,223	98,186	85,496
Net investment income	486	508	1,076	973
Net losses on financial instruments	(131)	(85)	(595)	(246)
Gain on sale of business	—	240	—	240
Total revenues	49,776	43,886	98,667	86,463
Expenses
Benefit expense	36,706	30,572	72,018	61,118
Cost of products sold	5,293	4,820	10,276	8,645
Operating expense	4,997	5,066	10,297	9,952
Interest expense	341	280	685	545
Amortization of other intangible assets	147	162	302	278
Total expenses	47,484	40,900	93,578	80,538
Income before income tax expense	2,292	2,986	5,089	5,925
Income tax expense	548	685	1,161	1,375
Net income	1,744	2,301	3,928	4,550
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(4)
Shareholders’ net income	$1,743	$2,300	$3,926	$4,546
Shareholders’ net income per share
Basic	$7.74	$9.91	$17.39	$19.56
Diluted	$7.72	$9.85	$17.33	$19.44
Dividends per share	$1.71	$1.63	$3.42	$3.26
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
(In millions)
Net income	$1,744	$2,301	$3,928	$4,550
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on investments	148	(26)	383	(82)
Change in non-credit component of impairment losses on investments	(3)	—	(2)	—
Change in net unrealized gains (losses) on cash flow hedges	3	4	8	6
Change in net periodic pension and postretirement costs	2	4	(3)	8
Change in future policy benefits	1	1	1	(1)
Foreign currency translation adjustments	1	(5)	2	(5)
Other comprehensive income (loss)	152	(22)	389	(74)
Net loss attributable to noncontrolling interests	(1)	(1)	(2)	(4)
Other comprehensive income attributable to noncontrolling interests	(1)	—	(2)	—
Total shareholders’ comprehensive income	$1,894	$2,278	$4,313	$4,472

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2025	2024
(In millions)
Operating activities
Net income	$3,928	$4,550
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	595	246
Gain on sale of business	—	(240)
Equity in net (earnings) losses of other invested assets	(138)	26
Depreciation and amortization	753	666
Deferred income taxes	(226)	(34)
Share-based compensation	162	154
Changes in operating assets and liabilities:
Receivables, net	(4,097)	(1,341)
Other invested assets	(35)	(47)
Other assets	(604)	(743)
Policy liabilities	387	(1,366)
Unearned income	53	80
Accounts payable and other liabilities	1,690	300
Income taxes	603	174
Net cash provided by operating activities	3,071	2,425
Investing activities
Purchases of investments	(8,102)	(10,035)
Proceeds from sale of investments	7,683	7,584
Maturities, calls and redemptions from investments	748	1,036
Changes in securities lending collateral	(466)	(321)
Purchases of subsidiaries, net of cash acquired	54	(1,124)
Proceeds from sale of subsidiaries, net of cash sold	—	399
Purchases of property and equipment	(463)	(602)
Other, net	(38)	(65)
Net cash used in investing activities	(584)	(3,128)
Financing activities
Proceeds from long-term borrowings	—	2,580
Repayments of long-term borrowings	(1,250)	—
Repayments of short-term borrowings, net of issuances	(5)	—
Changes in securities lending payable	466	320
Changes in bank overdrafts	631	(479)
Repurchase and retirement of common stock	(1,258)	(1,029)
Cash dividends	(771)	(757)
Proceeds from issuance of common stock under employee stock plans	21	157
Taxes paid through withholding of common stock under employee stock plans	(40)	(100)
Other, net	(11)	8
Net cash provided by (used in) financing activities	(2,217)	700
Effect of foreign exchange rates on cash and cash equivalents	2	(5)
Change in cash and cash equivalents	272	(8)
Cash and cash equivalents at beginning of period	8,288	6,526
Cash and cash equivalents included in assets held for sale at end of period	—	(21)
Cash and cash equivalents at end of period	$8,560	$6,497
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2024	227.5	$2	$8,911	$33,549	$(1,147)	$111	$41,426
Net income	—	—	—	2,183	—	1	2,184
Other comprehensive gain	—	—	—	—	236	1	237
Noncontrolling interests adjustment	—	—	—	—	—	4	4
Repurchase and retirement of common stock, including excise tax	(2.2)	—	(97)	(799)	—	—	(896)
Dividends and dividend equivalents	—	—	—	(387)	—	—	(387)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	52	—	—	—	52
March 31, 2025	225.7	$2	$8,866	$34,546	$(911)	$117	$42,620
Net income	—	—	—	1,743	$—	1	$1,744
Other comprehensive gain	—	—	—	—	151	1	152
Noncontrolling interests adjustment	—	—	—	—	—	10	10
Repurchase and retirement of common stock, including excise tax	(1.0)	—	(27)	(354)	—	—	(381)
Dividends and dividend equivalents	—	—	—	(386)	—	—	(386)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	92	—	—	—	92
June 30, 2025	224.8	$2	$8,931	$35,549	$(760)	$129	$43,851

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
Net income	—	—	—	2,246	—	3	2,249
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(44)	(525)	—	—	(569)
Dividends and dividend equivalents	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	59	—	—	—	59
March 31, 2024	232.5	$2	$8,883	$33,088	$(1,365)	$102	$40,710
Net income	—	—	—	2,300	—	1	2,301
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock, including excise tax	(0.9)	—	(34)	(432)	—	—	(466)
Dividends and dividend equivalents	—	—	—	(381)	—	—	(381)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	152	—	—	—	152
June 30, 2024	231.9	$2	$9,001	$34,575	$(1,387)	$106	$42,297

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2025
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.6 million medical members through our affiliated health plans as of June 30, 2025. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Program®. (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended

December 31, 2024 (the “2024 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 have been recorded. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory requirements. These amounts totaled $519 and $409 at June 30, 2025 and December 31, 2024, respectively, and are included in the “Cash and cash equivalents” line on our consolidated balance sheets.
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
If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, we write down the fixed maturity security’s cost basis to fair value and record an impairment loss in our consolidated statements of income. For impaired fixed maturity securities that we do not intend to sell or if it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, we recognize the credit component of the impairment as an allowance for credit loss in our consolidated balance sheets and record an impairment loss in our consolidated statements of income. The non-credit component of the impairment is recognized in the consolidated statements of comprehensive income. Furthermore, unrealized losses entirely caused by non-credit-related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in “Accumulated other comprehensive loss.”
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

The changes in fair value of our marketable equity securities are recognized in our consolidated statements of income within net losses on financial instruments. Certain marketable equity securities are held to satisfy contractual obligations or for other business purposes and are reported under the caption “Other invested assets” in our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $163 and $183 at June 30, 2025 and December 31, 2024, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $134 and $115 at June 30, 2025 and December 31, 2024, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,395 and $1,385 at June 30, 2025 and December 31, 2024, respectively. During the quarter ended June 30, 2025, we realized a $209 settlement with a value-based care provider, which allowed us to release $129 from the allowance for doubtful accounts. Of the settlement amount, $154 pertains to services rendered in 2024, with the remaining $55 attributable to 2025.
Revenue Recognition: Premiums for risk-based contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for rebates based on medical loss ratio or regulatory requirements. Premiums may also include performance incentives and penalties, which are recognized based on contractual terms. We estimate amounts receivable and payable under these contractual terms, and to the extent that such estimated amounts vary from the final amounts paid, the adjustments are included in earnings in the period of final settlement. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premium payments related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as Unearned income. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
We also record premiums for certain value-based arrangements of our Carelon Services care delivery businesses. Under these value-based arrangements, we carry financial responsibility across medical claims costs through risk contracts with health plans in which we deliver, integrate, direct and control certain healthcare services for patients. In exchange, we receive a premium that is typically paid on a per-patient per-month basis and performance-based payments that are recognized when performance metrics are achieved. We consider these value-based arrangements to represent a single performance obligation where revenues are recognized in the period in which healthcare services are made available.
Service fees include revenue from certain group contracts that provide for the group to be at risk for all or, with supplemental insurance arrangements, a portion, of their claims experience. We charge these fee-based groups an administrative fee, which is based on the number of members in a group and the group’s claim experience. In addition, service fees include amounts received for the administration of Medicare, certain other government programs, and administrative services arrangements of our Carelon subsidiaries. Generally, each fee-based arrangement includes services which constitute a single suite of services provided and for which consideration is based upon an agreed-upon rate, regardless of the amount of services provided in a given period. As with premiums, each fee-based arrangement may include terms with retroactive rate or membership adjustments, performance incentives and penalties, each of which is a form of variable consideration within the transaction price. As such, each fee-based arrangement contains a single performance obligation that constitutes a series, and revenue is recognized over time as the services are performed. All benefit payments under these programs are excluded from benefit expense.

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
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheet at June 30, 2025 or December 31, 2024. For the three and six months ended June 30, 2025 and 2024, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance to reduce diversity in practice and requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting, at fair value, upon formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted ASU 2023-05 as of January 1, 2025. The adoption of ASU 2023-05 did not have an impact on our financial statements.
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

3.    Business Acquisitions and Divestitures
Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible Medicaid/Medicare populations. As of June 30, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values, of which $211 has been allocated to finite-lived intangible assets, $690 to indefinite-lived intangible assets and $285 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of June 30, 2025, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods along with revenue and net income for the six months ended June 30, 2025 were not material to our consolidated results of operations.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (“CareBridge”), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible Medicaid/Medicare members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of June 30, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values, of which $305 has been allocated to finite-lived intangible assets, and $1,814 to goodwill. The purchase price includes a contingent consideration payable with a fair value of $27 related to an earnout arrangement based on 2025 and 2026 earnings of Carebridge. The majority of the goodwill is not deductible for income tax purposes. As of June 30, 2025, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods along with revenue and net income for the six months ended June 30, 2025 were not material to our consolidated results of operations.
Divestiture
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $240 in the three months ended June 30, 2024. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses that were divested and results of operations as of and for the six months ended June 30, 2024 were not material.
4.    Business Optimization Initiative
In the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program included the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program was finalized as of December 31, 2024, except as to cash outlays related to personnel-related costs associated with this program, which are expected to be paid through 2025
The ending liability balances related to the employee termination costs under the 2023-2024 Business Efficiency Program at June 30, 2025 and December 31, 2024 were $141 and $224, respectively. During the six months ended June 30, 2025, there were no charges recorded related to employee termination costs under the 2023-2024 Business Efficiency Program, and payments were $83.

5.     Investments
Fixed Maturity Securities
A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2025 and December 31, 2024 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

June 30, 2025
Fixed maturity securities:
United States Government securities	$1,604	$13	$(37)	$—	$1,580
Government sponsored securities	129	1	(2)	—	128
Foreign government securities	10	—	—	—	10
States, municipalities and political subdivisions, tax-exempt	3,341	26	(125)	(3)	3,239
Corporate securities	13,777	350	(203)	(6)	13,918
Residential mortgage-backed securities	3,317	24	(170)	—	3,171
Commercial mortgage-backed securities	1,887	22	(33)	—	1,876
Other asset-backed securities	2,525	41	(97)	(6)	2,463
Total fixed maturity securities	$26,590	$477	$(667)	$(15)	$26,385
December 31, 2024
Fixed maturity securities:
United States Government securities	$1,907	$2	$(85)	$—	$1,824
Government sponsored securities	156	—	(5)	—	151
Foreign government securities	19	—	(2)	—	17
States, municipalities and political subdivisions, tax-exempt	3,142	33	(123)	—	3,052
Corporate securities	14,095	192	(367)	(4)	13,916
Residential mortgage-backed securities	3,274	13	(236)	—	3,051
Commercial mortgage-backed securities	1,801	8	(60)	(1)	1,748
Other asset-backed securities	2,534	36	(92)	(1)	2,477
Total fixed maturity securities	$26,928	$284	$(970)	$(6)	$26,236
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at June 30, 2025 and December 31, 2024, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2025
Fixed maturity securities:
United States Government securities	33	$493	$(23)	17	$209	$(14)
Government sponsored securities	4	28	—	33	36	(2)
Foreign government securities	1	7	—	2	1	—
States, municipalities and political subdivisions, tax-exempt	537	1,263	(39)	585	824	(86)
Corporate securities	609	1,571	(46)	1,077	1,949	(157)
Residential mortgage-backed securities	170	647	(6)	1,240	1,146	(164)
Commercial mortgage-backed securities	67	266	(7)	240	547	(26)
Other asset-backed securities	77	192	(7)	198	609	(90)
Total fixed maturity securities	1,498	$4,467	$(128)	3,392	$5,321	$(539)
December 31, 2024
Fixed maturity securities:
United States Government securities	40	$1,240	$(52)	25	$330	$(33)
Government sponsored securities	10	89	(2)	36	42	(3)
Foreign government securities	2	15	(1)	2	2	(1)
States, municipalities and political subdivisions, tax-exempt	527	1,092	(22)	661	943	(101)
Corporate securities	1,415	4,717	(92)	1,317	2,645	(275)
Residential mortgage-backed securities	306	1,097	(25)	1,312	1,291	(211)
Commercial mortgage-backed securities	136	670	(15)	297	661	(45)
Other asset-backed securities	123	293	(9)	236	735	(83)
Total fixed maturity securities	2,559	$9,213	$(218)	3,886	$6,649	$(752)

Unrealized losses on our securities shown in the table above have not been recognized into income because, as of June 30, 2025, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $15 and $6 at June 30, 2025 and December 31, 2024, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.
The amortized cost and fair value of fixed maturity securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$295	$294
Due after one year through five years	4,704	4,712
Due after five years through ten years	10,364	10,454
Due after ten years	6,023	5,878
Mortgage-backed securities	5,204	5,047
Total fixed maturity securities	$26,590	$26,385
Equity Securities
A summary of current equity securities at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Equity securities:
Exchange traded funds	$834	$1,002
Common equity securities	33	118
Private equity securities	67	72
Total	$934	$1,192
Other Invested Assets
At June 30, 2025, “Other invested assets” include non-controlled joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”).
On August 6, 2024, we made an investment of $2,580, consisting of cash and the net put option discussed in Note 6, “Derivative Financial Instruments”, in Mosaic Health. Mosaic Health is a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services Inc. (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. The investment is accounted for as an equity method investment. Our additional contribution of the CMSI Assets to Mosaic Health was completed on January 1, 2025, for which we received an additional $300 of equity (approximately 5% ownership) in Mosaic Health.

In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a revolving credit facility of up to $500 to Mosaic Health. Net amounts receivable under these arrangements were $188 at both June 30, 2025 and December 31, 2024, which are included under the caption “Other noncurrent assets” in our consolidated balance sheets as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025, we recognized $9 in interest income from the financing arrangement with Mosaic Health. In addition to the term loan and line of credit, we committed to providing $70 of funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of the CMSI Assets through December 31, 2026, and to fund any remaining shortfalls as necessary for which we would receive additional equity interests in Mosaic Health. No additional funding has been provided as of June 30, 2025 or December 31, 2024. In addition, during the three and six months ended June 30, 2025, in the normal course of business, Mosaic provided care delivery and enablement services to Elevance Health subsidiaries amounting to $171 and $346, respectively, reported in benefit expense.
In January 2023, we made an equity investment consisting of cash and a net put option in Liberty Dental, a joint venture with Welsh, Carson, Anderson & Stowe which engages in dental insurance and dental healthcare administration. The investment is accounted for as an equity method investment. In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $146 and $87 was disbursed as of June 30, 2025 and December 31, 2024, respectively. Mandatorily redeemable preferred equity in Liberty Dental of $118 and $87 is included in the caption “Other invested assets” in our consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. Dividend income recognized from the financing arrangement during the six months ended June 30, 2025 and the year ended December 31, 2024 was not material. During the three and six months ended June 30, 2025, in the normal course of business, Liberty Dental provided services to our Medicare Advantage members under a capitated arrangement amounting to $146 and $292, respectively, reported in benefit expense.
Investment Gains (Losses)
Net investment gains (losses) for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$22	$17	$49	$39
Gross realized losses from sales	(62)	(88)	(144)	(247)
Impairment losses recognized in income	(9)	(3)	(10)	(4)
Net realized losses from sales of fixed maturity securities	(49)	(74)	(105)	(212)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held at the end of the period	—	(2)	(6)	1
Net realized losses recognized on equity securities sold during the period	(1)	—	(2)	(1)
Net losses on equity securities	(1)	(2)	(8)	—
Other investments:
Gross gains	8	3	13	10
Gross losses	(6)	(13)	(99)	(25)
Other realized losses recognized in income	(83)	(1)	(394)	(26)
Net losses on other investments	(81)	(11)	(480)	(41)
Net losses on investments	$(131)	$(87)	$(593)	$(253)
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
During the three and six months ended June 30, 2025, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $2,682 and $6,021, respectively. During the three and six months ended June 30, 2024, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $3,014 and $8,414, respectively.
Accrued Investment Income
At June 30, 2025 and December 31, 2024, accrued investment income totaled $284 and $287, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at June 30, 2025 and December 31, 2024 was $2,772 and $2,305, respectively. The collateral received was 102% of the market value of the loaned securities at each of June 30, 2025 and December 31, 2024.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At June 30, 2025 and December 31, 2024, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,377 and $2,115, respectively, United States Government securities for $393 and $176, respectively, and residential mortgage-backed securities for $2 and $14, respectively.

6.    Derivative Financial Instruments
We use derivative financial instruments to manage interest rate and foreign exchange risk and credit exposure. We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions. We received collateral of $56 and posted collateral of $142 related to our derivative financial instruments at June 30, 2025 and December 31, 2024, respectively.
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
The unrecognized loss, net of tax, for all expired and terminated interest rate cash flow hedges included in the consolidated statements of comprehensive income within the change in net unrealized gains (losses) on cash flow hedges was $196 and $201 at June 30, 2025 and December 31, 2024, respectively.
During the three and six months ended June 30, 2025, we recognized net gains of $0 and net losses of $2, respectively, on non-hedging derivatives. During the three and six months ended June 30, 2024, we recognized net gains of $2 and $7 on non-hedging derivatives, respectively.
In connection with our equity investment in Mosaic Health (see Note 5, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provide for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $1,330, which is a non-cash item measured at fair value at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of June 30, 2025 and December 31, 2024. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.
In connection with our equity investment in Liberty Dental (see Note 5, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2026 but no later than 2027 at a price based on certain multiples of earnings of Liberty Dental, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. On March 28, 2025, the terms of the put and call options were substantially amended. The previous net put option liability of $85 at December 31, 2024 was extinguished and we recognized a new net put option liability at its estimated fair value on March 28, 2025 of $396, which is included under the caption “Other noncurrent liabilities” in our consolidated balance sheet as of June 30, 2025. The change in value was recognized through net losses on financial instruments in our consolidated statements of income.We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.
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
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 is as follows:

	Level I	Level II	Level III	Total
June 30, 2025
Assets:
Cash equivalents	$4,134	$—	$—	$4,134
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,580	—	1,580
Government sponsored securities	—	128	—	128
Foreign government securities	—	10	—	10
States, municipalities and political subdivisions, tax-exempt	—	3,239	—	3,239
Corporate securities	—	13,681	237	13,918
Residential mortgage-backed securities	—	3,171	—	3,171
Commercial mortgage-backed securities	—	1,869	7	1,876
Other asset-backed securities	—	1,598	865	2,463
Total fixed maturity securities, available-for-sale	—	25,276	1,109	26,385
Equity securities:
Exchange traded funds	834	—	—	834
Common equity securities	2	31	—	33
Private equity securities			67	67
Total equity securities	836	31	67	934
Other invested assets - common equity securities	6	—	—	6
Securities lending collateral	—	2,772	—	2,772
Derivatives - other assets	—	80	—	80
Total assets	$4,976	$28,159	$1,176	$34,311
Percentage of total assets at fair value	15%	82%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(24)	$—	$(24)
Total liabilities	$—	$(24)	$—	$(24)

December 31, 2024
Assets:
Cash equivalents	$3,199	$—	$—	$3,199
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,824	—	1,824
Government sponsored securities	—	151	—	151
Foreign government securities	—	17	—	17
States, municipalities and political subdivisions, tax-exempt	—	3,052	—	3,052
Corporate securities	—	13,873	43	13,916
Residential mortgage-backed securities	—	3,041	10	3,051
Commercial mortgage-backed securities	—	1,748	—	1,748
Other asset-backed securities	—	1,730	747	2,477
Total fixed maturity securities, available-for-sale	—	25,436	800	26,236
Equity securities:
Exchange traded funds	1,002	—	—	1,002
Common equity securities	87	31	—	118
Private equity securities	—	—	72	72
Total equity securities	1,089	31	72	1,192
Other invested assets - common equity securities	18	—	—	18
Securities lending collateral	—	2,306	—	2,306
Derivatives - other assets	—	5	—	5
Total assets	$4,306	$27,778	$872	$32,956
Percentage of total assets at fair value	13%	84%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(150)	$—	$(150)
Total liabilities	$—	$(150)	$—	$(150)
There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2025 or 2024. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2025 or 2024.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures,” we completed our acquisition of Centers and CareBridge in December 2024. The net assets acquired in our acquisitions of Centers and CareBridge and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of tangible assets acquired and liabilities assumed were recorded at their carrying values as of the acquisition date, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Centers and CareBridge were valued based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation.
As discussed in Note 6, “Derivatives”, in August 2024, we entered into certain put, call, and purchase price true-up options in connection with our investment in Mosaic Health. The net put option estimated fair value was $1,400 and $1,330 at June 30, 2025 and December 31, 2024, respectively.
As discussed in Note 6, “Derivatives”, in March 2025, we amended certain put, and call options in connection with our investment in Liberty Dental. The net put option estimated fair value was $420 and $543 at June 30, 2025 and December 31, 2024, respectively.
Other than the assets acquired and liabilities assumed in our acquisitions of Centers and CareBridge and the net put options on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2025 or 2024.
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

A summary of the estimated fair values by level for each class of financial instruments that is recorded at its carrying value on our consolidated balance sheets at June 30, 2025 and December 31, 2024 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2025
Assets:
Other invested assets	$651	$—	$—	$627	$627
Liabilities:
Debt:
Short-term borrowings	360	—	360	—	360
Notes	29,826	—	27,746	—	27,746
Options	1,726	—	—	1,820	1,820

December 31, 2024
Assets:
Other invested assets	$642	$—	$—	$610	$610
Liabilities:
Debt:
Short-term borrowings	365	—	365	—	365
Notes	30,867	—	28,460	—	28,460
Options	1,415	—	—	1,873	1,873
8.     Income Taxes
During the three months ended June 30, 2025 and 2024, we recognized income tax expense of $548 and $685, respectively, which represent effective income tax rates of 23.9% and 22.9%, respectively. During the six months ended June 30, 2025 and 2024, we recognized income tax expense of $1,161 and 1,375, respectively, which represent effective income tax rates of 22.8% and 23.2%, respectively. The increase in our effective income tax rate from the three months ended June 30, 2024 was primarily due to non-recurrence of a favorable resolution of an uncertain tax position recognized during the three months ended June 30, 2024. The decrease in our effective income tax rate from the six months ended June 30, 2024 was primarily due to the impact of certain investment credits, partially offset by the non-recurrence of a favorable resolution of an uncertain tax position recognized during the prior period.
We recognized income taxes receivable of $200 and $213 as an asset under the caption “Other current assets” and income taxes payable of $665 and $75 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Gross medical claims payable, beginning of period	$15,580	$15,865
Ceded medical claims payable, beginning of period	(13)	(7)
Net medical claims payable, beginning of period	15,567	15,858
Business combinations and purchase adjustments	182	—
Net incurred medical claims:
Current period	71,090	60,551
Prior periods redundancies	(1,065)	(1,473)
Total net incurred medical claims	70,025	59,078
Net payments attributable to:
Current period medical claims	57,117	48,297
Prior periods medical claims	11,802	11,584
Total net payments	68,919	59,881
Net medical claims payable, end of period	16,855	15,055
Ceded medical claims payable, end of period	16	12
Gross medical claims payable, end of period	$16,871	$15,067
At June 30, 2025, the total of net incurred but not reported liabilities plus expected development on reported claims was $14,154, $2,247 and $454 for the claim years 2025, 2024, and 2023 and prior, respectively.
The favorable development recognized in the six months ended June 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024.
The favorable development recognized in the six months ended June 30, 2024 resulted from faster than expected development of completion factors during the latter part of 2023, as well as trend factors in late 2023 developing more favorably than originally expected.

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Net incurred medical claims with medical claims payable	$67,917	$59,078
Performance-based arrangements without medical claims payable	2,108	—
Total net incurred medical claims	70,025	59,078
Quality improvement and other claims expense	1,993	2,040
Benefit expense	$72,018	$61,118

Net incurred medical claims under certain performance-based risk arrangements that include gain or loss sharing components do not require a medical claim payable liability.
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of June 30, 2025 is as follows:

Total
Net medical claims payable, end of period	$16,855
Ceded medical claims payable, end of period	16
Insurance lines other than short duration	284
Gross medical claims payable, end of period	$17,155
10.     Debt
We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2025 and December 31, 2024, we had $29,801 and $30,842, respectively, outstanding under these notes.
On January 15, 2025, we repaid, at maturity, the $1,250 outstanding balance of our 2.375% unsecured notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both June 30, 2025 and December 31, 2024.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of June 30, 2025, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 40.8%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of June 30, 2025, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the six months ended June 30, 2025 or during the year ended December 31, 2024.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. We had no amounts outstanding under this program at both June 30, 2025 and December 31, 2024.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $360 and $365 of outstanding short-term borrowings from the FHLBs at June 30, 2025 and December 31, 2024, respectively.
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
The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), which received final approval by the Court in September 2022. The Subscriber Settlement Agreement and the defendants' payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024, with the request for second Blue plan bid provisions effective in September 2024.
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
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans, approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024 the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the provider settlement on December 4, 2024. A Final Fairness Hearing is scheduled for July 29, 2025. If finally approved by the Court, the Provider Settlement Agreement will require the defendants to make a monetary settlement payment, our portion of which is estimated to be $666, and will contain certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program. We recognized our estimated payment obligation under the Provider Settlement Agreement of $666 in September 2024. We recognized this estimated payment obligation as operating expense in the Corporate & Other segment (see Note 15, “Segment Information”).
A number of follow-on cases involving entities that opted out of the putative Provider Settlement Agreement have been filed. We intend to continue to vigorously defend these provider follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.

Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare and Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. Fact discovery is ongoing with a current deadline of October 9, 2025. We expect that deadline to be extended. The final expert discovery deadline is currently June 18, 2026. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,857. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $966 as of June 30, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $501 at June 30, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of June 30, 2025, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
`12.     Capital Stock
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2.9	$361.36
Granted	0.6	395.79
Exercised	(0.2)	217.35
Outstanding at June 30, 2025	3.3	372.63	6.00	$169
Exercisable at June 30, 2025	2.2	341.60	4.66	$169

A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the six months ended June 30, 2025 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	1.0	$478.70
Granted	0.6	395.28
Vested	(0.4)	467.06
Forfeited	(0.1)	454.44
Nonvested at June 30, 2025	1.1	440.25

During the six months ended June 30, 2025, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2025 to 2027. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2027 based on results during the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30
	2025	2024
Risk-free interest rate	4.29%	4.28%
Volatility factor	30.00%	28.00%
Quarterly dividend yield	0.432%	0.327%
Weighted-average expected life (years)	4.45	4.40
The following weighted-average fair values per option or share were determined for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30
	2025	2024
Options granted during the period	$107.38	$134.57
Restricted stock awards granted during the period	395.28	500.66
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
A summary of our cash dividend activity for the six months ended June 30, 2025 and 2024 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386
April 16, 2025	June 10, 2025	June 25, 2025	$1.71	$385

Six Months Ended June 30, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
April 16, 2024	June 10, 2024	June 25, 2024	$1.63	$378
On July 16, 2025, our Audit Committee declared a third quarter 2025 dividend to shareholders of $1.71 per share, payable on September 25, 2025 to shareholders of record at the close of business on September 10, 2025.
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

A summary of common stock repurchases for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30
	2025	2024
Shares repurchased	3.2	2.0
Average price per share	$399.97	$506.55
Aggregate cost	$1,259	$1,029
Authorization remaining at the end of the period	$8,041	$3,171
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

13.     Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net unrealized investment (losses) gains:
Beginning of period balance	$(289)	$(688)	$(523)	$(632)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($33), $26, ($93), and $75, respectively	111	(82)	303	(245)
Amounts reclassified from accumulated other comprehensive income, net of tax expense of ($12), ($17), ($25) and ($49), respectively	37	56	80	163
Other comprehensive income (loss)	148	(26)	383	(82)
Other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $0, $0, $0, and $0, respectively	(1)	—	(2)	—
End of period balance	(142)	(714)	(142)	(714)
Non-credit components of impairments on investments:
Beginning of period balance	(1)	(3)	(2)	(3)
Other comprehensive loss, net of tax benefit of $1, $0, $1, and $0, respectively	(3)	—	(2)	—
End of period balance	(4)	(3)	(4)	(3)
Net cash flow hedges:
Beginning of period balance	(202)	(209)	(207)	(211)
Other comprehensive income, net of tax expense of ($1), ($1), ($4), and ($2), respectively	3	4	8	6
End of period balance	(199)	(205)	(199)	(205)
Pension and other postretirement benefits:
Beginning of period balance	(404)	(455)	(399)	(459)
Other comprehensive income (loss), net of tax expense of ($1), ($1), ($9), and ($2), respectively	2	4	(3)	8
End of period balance	(402)	(451)	(402)	(451)
Future policy benefits:
Beginning of period balance	8	8	8	10
Other comprehensive income (loss), net of tax benefit of $0, $0, $0, and $0, respectively	1	1	1	(1)
End of period balance	9	9	9	9
Foreign currency translation adjustments:
Beginning of period balance	(23)	(18)	(24)	(18)
Other comprehensive income (loss), net of tax expense of $0, $0, $0, and $0, respectively	1	(5)	2	(5)
End of period balance	(22)	(23)	(22)	(23)
Total:
Total beginning of period accumulated other comprehensive loss	(911)	(1,365)	(1,147)	(1,313)
Total other comprehensive income (loss), net of tax (expense) benefit of ($46), $7, ($130), and $22, respectively	152	(22)	389	(74)
Total other comprehensive loss attributable to noncontrolling interests, net of tax benefit of $0, $0, $0, and $0, respectively	(1)	—	(2)	—
Total end of period accumulated other comprehensive loss	$(760)	$(1,387)	$(760)	$(1,387)

14.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Denominator for basic shareholders' earnings per share – weighted-average shares	225.2	232.2	225.8	232.4
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	0.6	1.2	0.7	1.4
Denominator for diluted shareholders' earnings per share	225.8	233.4	226.5	233.8
During the three months ended June 30, 2025 and 2024, weighted-average shares related to certain stock options of 1.9 and 0.5, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2025 and 2024, weighted-average shares related to certain stock options of 1.7 and 0.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
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

Financial data by reportable segment for the three and six months ended June 30, 2025 and 2024 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended June 30, 2025
Premiums	$39,710	$—	$1,863	$1,863	$—	$(302)	$41,271
Product revenue	—	6,042	—	6,042	—	—	6,042
Service fees	1,872	4	232	236	—	—	2,108
Operating revenue - unaffiliated	41,582	6,046	2,095	8,141	—	(302)	49,421
Operating revenue - affiliated	—	4,597	5,346	9,943	232	(10,175)	—
Operating revenue - total	$41,582	$10,643	$7,441	$18,084	$232	$(10,477)	$49,421

Benefit expense	$35,487	$—	$6,290	$6,290	$8	$(5,079)	$36,706
Cost of products sold	—	9,884	—	9,884	—	(4,591)	5,293
Operating expense	4,535	223	751	974	295	(807)	4,997
Operating gain (loss)	$1,560	$536	$400	$936	$(71)	$—	$2,425

Three Months Ended June 30, 2024
Premiums	$35,096	$—	$794	$794	$—	$(474)	$35,416
Product revenue	—	5,530	—	5,530	—	—	5,530
Service fees	2,063	1	196	197	17	—	2,277
Operating revenue - unaffiliated	37,159	5,531	990	6,521	17	(474)	43,223
Operating revenue - affiliated	—	3,243	3,555	6,798	105	(6,903)	—
Operating revenue - total	$37,159	$8,774	$4,545	$13,319	$122	$(7,377)	$43,223

Benefit expense	$30,437	$—	$3,632	$3,632	$—	$(3,497)	$30,572
Cost of products sold	—	8,040	—	8,040	—	(3,220)	4,820
Operating expense	4,577	237	705	942	207	(660)	5,066
Operating gain (loss)	$2,145	$497	$208	$705	$(85)	$—	$2,765

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Six Months Ended June 30, 2025
Premiums	$79,298	$—	$3,363	$3,363	$—	$(503)	$82,158
Product revenue	—	11,851	—	11,851	—	—	11,851
Service fees	3,715	7	455	462	—	—	4,177
Operating revenue - unaffiliated	83,013	11,858	3,818	15,676	—	(503)	98,186
Operating revenue - affiliated	—	8,901	10,159	19,060	397	(19,457)	—
Operating revenue - total	$83,013	$20,759	$13,977	$34,736	$397	$(19,960)	$98,186

Benefit expense	$69,880	$—	$11,609	$11,609	$18	$(9,489)	$72,018
Cost of products sold	—	19,168	—	19,168	—	(8,892)	10,276
Operating expense	9,356	453	1,477	1,930	590	(1,579)	10,297
Operating gain (loss)	$3,777	$1,138	$891	$2,029	$(211)	$—	$5,595

Six Months Ended June 30, 2024
Premiums	$70,478	$—	$1,202	$1,202	$—	$(568)	$71,112
Product revenue	—	10,029	—	10,029	—	—	10,029
Service fees	3,939	2	393	395	21	—	4,355
Operating revenue - unaffiliated	74,417	10,031	1,595	11,626	21	(568)	85,496
Operating revenue - affiliated	—	6,810	6,959	13,769	228	(13,997)	—
Operating revenue - total	$74,417	$16,841	$8,554	$25,395	$249	$(14,565)	$85,496

Benefit expense	$60,937	$—	$6,642	$6,642	$10	$(6,471)	$61,118
Cost of products sold	—	15,413	—	15,413	—	(6,768)	8,645
Operating expense	9,048	408	1,414	1,822	408	(1,326)	9,952
Operating gain (loss)	$4,432	$1,020	$498	$1,518	$(169)	$—	$5,781

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Reportable segments’ operating revenue	$49,421	$43,223	$98,186	$85,496
Net investment income	486	508	1,076	973
Net losses on financial instruments	(131)	(85)	(595)	(246)
Gain on sale of business	—	240	—	240
Total revenues	$49,776	$43,886	$98,667	$86,463

A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Income before income tax expense	$2,292	$2,986	$5,089	$5,925
Net investment income	(486)	(508)	(1,076)	(973)
Net losses on financial instruments	131	85	595	246
Gain on sale of business	—	(240)	—	(240)
Interest expense	341	280	685	545
Amortization of other intangible assets	147	162	302	278
Reportable segments’ operating gain	$2,425	$2,765	$5,595	$5,781

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
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2025 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2025, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.6 million medical members through our affiliated health plans as of June 30, 2025. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Insights and Carelon Health.
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

Business Trends
Medical Cost Trends: Our medical cost trends are primarily driven by changes in the utilization of services across all provider types and the unit cost of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, new indications of existing prescription drugs, provider contracting inflation, labor costs and healthcare fraud, waste and abuse.
Membership shifts from Medicaid into our Individual ACA business following the redetermination process that began in April 2023, together with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. The increase in Medicaid cost trend has decelerated, but at a more modest pace than anticipated, due to higher member acuity and an increase in utilization.
Pricing Trends: We strive to price our health benefit products consistent with anticipated underlying medical cost trends. We frequently make adjustments to respond to legislative and regulatory changes as well as pricing and other actions taken by existing competitors and new market entrants. Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. Pricing of the Medicare and Medicaid programs may not adequately reflect current underlying healthcare cost trends given the timing lag between when pricing is established and the start of the applicable contract, which could adversely affect our financial results.
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
Affordable Care Act: We continue to participate in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. We have expanded into select service areas in Florida, Maryland, and Texas in 2025, using our Simply Healthcare and Wellpoint brands. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact significant modifications to existing laws and regulations, including changes to available Public Exchange premium subsidies and insurer taxes and fees.
Carelon Rx: CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country and to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2024 Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
The budget reconciliation legislation of 2025, One Big Beautiful Bill Act (the “OBBBA”), was signed into law on July 4, 2025. The OBBBA contains a variety of provisions that could impact our business and results of operations including: changes to Medicaid renewal and eligibility rules, including more frequent redeterminations for beneficiaries receiving coverage through the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) and a requirement for adults made eligible under the ACA, to meet work or community engagement standards; changes to federal requirements regarding Medicaid state directed payments and provider taxes, including taxes on managed care organizations; delays in the implementation of Medicaid final regulations on certain eligibility and enrollment provisions; applies cost sharing to certain services for adults made eligible under the ACA’s Medicaid expansion; reduces the allowable home equity asset threshold for members seeking eligibility for Medicaid long term care services; grants to the U.S. Department of Health and Human Services (“HHS”) the authority to approve certain state home and community-based services waivers; eliminates the repayment limit for excess advanced premium tax credits under the ACA; modifies rules regarding HSA-eligible plans under the ACA and makes permanent the safe harbor first established under the Coronavirus Aid, Relief, and Economic Security Act, allowing pre-deductible coverage of telehealth services for HSA high-deductible health plans; and establishes a new rural health transformation program, among other provisions. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. In addition, in June 2025, CMS finalized the Marketplace Integrity and Affordability Regulation which modifies the ACA exchange open enrollment periods and eligibility for premium tax credits among other requirements.
In September 2024, the HHS, the U.S Department of Labor, and the U.S Department of the Treasury (collectively, the “Tri-Agencies”) issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies will be necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging these final regulations.
The Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redeterminations from the COVID-19 Public Health Emergency initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. Although most states have completed this process, the Centers for Medicare and Medicaid Services (“CMS”) has provided that states have until December 31, 2025 to complete these eligibility redeterminations.
The Inflation Reduction Act of 2022 contains a variety of provisions that have impacted, and continue to impact, our business including by extending the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare effective in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023. If Congress does not act to extend the enhanced PTC, they will expire at the end of 2025, which could have a material adverse effect on our business and results of operations.
The ACA continues to impact our business and results of operations, including pricing, minimum medical loss ratios, and the geographies in which our products are available.
We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS also frequently proposes changes to its program that audits data submitted under the risk adjustment programs in ways that could increase financial recoveries from plans. For example, in May 2025, CMS announced plans to substantially increase the scale and pace of Risk Adjustment Data Validation (“RADV”) audits of Medicare Advantage plans, which could adversely affect our financial condition and results of operations.
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
Business Acquisitions and Divestitures
Investments in Joint Ventures and Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible Medicaid/Medicare populations. Measurement period adjustments during the three months ended June 30, 2025 included $264 increase in indefinite-lived intangible assets, ($166) reduction in goodwill, ($157) reduction to tangible net assets acquired, and a $59 increase to finite-lived intangible assets.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (d/b/a CareBridge), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible Medicaid/Medicare members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy and our vision to be an innovative, valuable, and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. Measurement period adjustments during the three months ended June 30, 2025 included a ($690) reduction to finite-lived intangible assets, a ($438) reduction to contingent consideration liability, $183 increase in goodwill and $73 decrease to tangible net assets acquired.
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
On April 1, 2024, we completed the sale of our life and disability businesses to StanCorp Financial Group, Inc. (“The Standard”), a provider of financial protection products and services for employers and individuals, which resulted in a gain on sale of business of $240 in the three months ended June 30, 2024. Upon closing, we and The Standard entered into a product distribution partnership. The related net assets held for sale for the life and disability businesses divested and results of operations as of and for the three months ended March 31, 2024 were not material.
For additional information, see Note 3, “Business Acquisitions and Divestitures”, Note 5, “Investments” , and Note 6, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Selected Operating Performance
For the twelve months ended June 30, 2025, total medical membership declined by 0.3%. This was primarily driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Commercial Fee-Based business. These decreases were partially offset by increases in our Medicare Advantage and Individual ACA businesses.
Operating revenue for the three months ended June 30, 2025 was $49,421, an increase of $6,198, or 14.3%, from the three months ended June 30, 2024. Operating revenue for the six months ended June 30, 2025 was $98,186, an increase of $12,690, or 14.8%, from the six months ended June 30, 2024. The increases for both the three and six months ended June 30, 2025 were primarily a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in Medicare Advantage and Individual ACA membership, partially offset by membership attrition in our Medicaid business.
Net income for the three months ended June 30, 2025 was $1,744, a decrease of $557, or 24.2%, from the three months ended June 30, 2024. Net income for the six months ended June 30, 2025 was $3,928, a decrease of $622, or 13.7%, from the six months ended June 30, 2024. The decreases for both the three and six months ended June 30, 2025 were primarily due to decreased operating gain within our Health Benefits segment and increased net losses on financial instruments. These decreases were partially offset by increases in operating gain in our CarelonRx and Carelon Services businesses and decreased income tax expense.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $7.72 for the three months ended June 30, 2025, which represented a 21.6% decrease from EPS of $9.85 for the three months ended June 30, 2024. Our EPS was $17.33 for the six months ended June 30, 2025, which represented a 10.9% decrease from EPS of $19.44 for the six months ended June 30, 2024. The decrease in EPS for both periods resulted primarily from decreased shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.
Operating cash flow for the six months ended June 30, 2025 and 2024 was $3,071 and $2,425, respectively. The increase in net cash provided by operating activities was primarily due to favorable working capital impacts, partially offset by a lower net income for the six months ended June 30, 2025.
Membership and Other Metrics
The following table presents our medical membership by customer type as of June 30, 2025 and 2024. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

	June 30
	2025	2024	Change	% Change
Medical Membership (in thousands)
Individual	1,348	1,281	67	5.2%
Employer Group Risk-Based	3,615	3,648	(33)	(0.9)%
Commercial Risk-Based	4,963	4,929	34	0.7%
BlueCard®	6,570	6,692	(122)	(1.8)%
Employer Group Fee-Based	20,584	20,542	42	0.2%
Commercial Fee-Based	27,154	27,234	(80)	(0.3)%
Medicare Advantage	2,255	2,031	224	11.0%
Medicare Supplement	874	894	(20)	(2.2)%
Total Medicare	3,129	2,925	204	7.0%
Medicaid	8,733	9,028	(295)	(3.3)%
Federal Employee Program®	1,642	1,660	(18)	(1.1)%
Total Medical Membership	45,621	45,776	(155)	(0.3)%

Other Membership (in thousands)
Dental Members	7,346	7,008	338	4.8%
Dental Administration Members	1,961	1,851	110	5.9%
Vision Members	10,770	10,275	495	4.8%
Medicare Part D Standalone Members	219	260	(41)	(15.8)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	83.3	78.2	5.1	6.5%
Carelon Services Consumers Served	97.3	102.3	(5)	(4.9)%
Medical Membership
The decrease in medical membership was primarily driven by attrition in Medicaid membership, including as a result of eligibility redeterminations, and decreases in our Commercial Fee-Based business. These decreases were partially offset by increases in our Medicare Advantage and Individual ACA businesses.
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

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2025 vs. 2024		2025 vs. 2024
	2025	2024	2025	2024	$	%	$	%

Total operating revenue	$49,421	$43,223	$98,186	$85,496	$6,198	14.3%	$12,690	14.8%
Net investment income	486	508	1,076	973	(22)	(4.3)%	103	10.6%
Net losses on financial instruments	(131)	(85)	(595)	(246)	(46)	54.1%	(349)	141.9%
Total revenues	49,776	43,886	98,667	86,463	5,890	13.4%	12,204	14.1%
Benefit expense	36,706	30,572	72,018	61,118	6,134	20.1%	10,900	17.8%
Cost of products sold	5,293	4,820	10,276	8,645	473	9.8%	1,631	18.9%
Operating expense	4,997	5,066	10,297	9,952	(69)	(1.4)%	345	3.5%
Other expense[1]	488	442	987	823	46	10.4%	164	19.9%
Total expenses	47,484	40,900	93,578	80,538	6,584	16.1%	13,040	16.2%
Income before income tax expense	2,292	2,986	5,089	5,925	(694)	(23.2)%	(836)	(14.1)%
Income tax expense	548	685	1,161	1,375	(137)	(20.0)%	(214)	(15.6)%
Net income	1,744	2,301	3,928	4,550	(557)	(24.2)%	(622)	(13.7)%
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(4)	—	NM	2	NM
Shareholders’ net income	$1,743	$2,300	$3,926	$4,546	$(557)	(24.2)%	$(620)	(13.6)%

Average diluted shares outstanding	225.8	233.4	226.5	233.8	(7.6)	(3.3)%	(7.3)	(3.1)%
Diluted shareholders’ earnings per share	$7.72	$9.85	$17.33	$19.44	$(2.13)	(21.6)%	$(2.11)	(10.9)%
Effective tax rate	23.9%	22.9%	22.8%	23.2%		100 bp3		(40) bp3
Benefit expense ratio[2]	88.9%	86.3%	87.7%	85.9%		260 bp3		180 bp3
Operating expense ratio[4]	10.1%	11.7%	10.5%	11.6%		(160) bp3		(110) bp3
Income before income tax expense as a percentage of total revenues	4.6%	6.8%	5.2%	6.9%		(220) bp3		(170) bp3
Shareholders’ net income as a percentage of total revenues	3.5%	5.2%	4.0%	5.3%		(170) bp3		(130) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2025 and 2024 were $41,271 and $35,416, respectively. Premiums for the six months ended June 30, 2025 and 2024 were $82,158 and $71,112, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in our Medicare Advantage membership, partially offset by membership attrition in our Medicaid business.
Net investment income decreased primarily due to lower income from fixed maturity securities.
Net losses on financial instruments increased due to higher losses on other invested assets partially offset by lower losses from fixed maturity securities sales.

Benefit expense increased primarily due to higher medical cost trends across all lines of business within our Health Benefits segment, partially offset by a favorable out-of-period settlement from a value-based care provider.
Our benefit expense ratio increased primarily as a result of higher medical cost trend in our Medicaid business and Individual and Small Group ACA plans (“Affordable Care Act health plans”).
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script utilization.
Operating expense improved primarily due to disciplined cost management, partially offset by an increase in premium taxes and assessments.
Our operating expense ratio decreased primarily due to operating expense leverage associated with growth in operating revenue.
Other expense increased primarily due to higher interest expense related to our issuances of senior secured notes during the latter half of 2024. The increase also reflects higher amortization of intangible assets acquired in our fourth quarter of 2024 acquisitions.
Our effective tax rate increased primarily due to the non-recurrence of a favorable resolution of an uncertain tax position recognized during the three months period ended June 30, 2024.
Our shareholders’ net income as a percentage of total revenues decreased in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as a result of all factors discussed above.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in our Medicare Advantage and Individual ACA membership, partially offset by membership attrition in our Medicaid business.
Net investment income increased primarily due to higher income from alternative investments, partially offset by lower income from fixed maturity securities.
Net losses on financial instruments increased due to higher losses on other invested assets partially offset by lower losses from fixed maturity securities sales.
Benefit expense increased primarily due to higher medical cost trends across all lines of business within our Health Benefits segment, partially offset by a favorable out-of-period settlement from a value-based care provider.
Our benefit expense ratio increased primarily as a result of higher medical cost trend in our Medicaid and Affordable Care Act health plans.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script utilization.
Operating expense increased primarily due to premium tax expenses, some of which were out of period. The increase was partially offset by disciplined cost management.
Our operating expense ratio decreased primarily due to operating expense leverage associated with growth in operating revenue and ongoing cost management, partially offset by an increase in premium taxes and assessments.
Other expense increased primarily due to higher interest expense related to our issuances of senior secured notes during the latter half of 2024. The increase also reflects higher amortization expense on the intangible assets recognized from the acquisitions we completed in the fourth quarter of 2024.
Our effective tax rate decreased primarily due to the impact of certain investment-related activities, partially offset by the non-recurrence of a favorable resolution of an uncertain tax position recognized during the six months ended June 30, 2024.

Our shareholders’ net income as a percentage of total revenues decreased in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 as a result of all factors discussed above.
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

The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2025 and 2024:

			Six Months Ended June 30
	Three Months Ended June 30				Three Months Ended June 30		Six Months Ended June 30
					2025 vs. 2024 Change		2025 vs. 2024
	2025	2024	2025	2024	$	%	$	%
Operating Revenue
Health Benefits	$41,582	$37,159	$83,013	$74,417	$4,423	11.9%	$8,596	11.6%
CarelonRx	10,643	8,774	20,759	16,841	1,869	21.3%	3,918	23.3%
Carelon Services	7,441	4,545	13,977	8,554	2,896	63.7%	5,423	63.4%
Corporate & Other	232	122	397	249	110	90.2%	148	59.4%
Eliminations	(10,477)	(7,377)	(19,960)	(14,565)	(3,100)	42.0%	(5,395)	37.0%
Total operating revenue	$49,421	$43,223	$98,186	$85,496	$6,198	14.3%	$12,690	14.8%

Operating Gain (Loss)
Health Benefits	$1,560	$2,145	$3,777	$4,432	$(585)	(27.3)%	$(655)	(14.8)%
CarelonRx	536	497	1,138	1,020	39	7.8%	118	11.6%
Carelon Services	400	208	891	498	192	92.3%	393	78.9%
Corporate & Other	(71)	(85)	(211)	(169)	14	(16.5)%	(42)	24.9%
Total operating gain	$2,425	$2,765	$5,595	$5,781	$(340)	(12.3)%	$(186)	(3.2)%

Operating Margin
Health Benefits	3.8%	5.8%	4.5%	6.0%		(200) bp		(150) bp
CarelonRx	5.0%	5.7%	5.5%	6.1%		(70) bp		(60) bp
Carelon Services	5.4%	4.6%	6.4%	5.8%		80 bp		60 bp
Total operating margin	4.9%	6.4%	5.7%	6.8%		(150) bp		(110) bp
bp = basis point; one hundred basis points = 1%.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium rate increases in all of our lines of business in recognition of medical cost trends, recently closed acquisitions and growth in our Medicare Advantage membership, partially offset by lower Medicaid membership.
Operating gain decreased primarily as a result of Medicaid and Affordable Care Act health plan rates being inadequate to cover medical cost trends, partially offset by a favorable out-of-period settlement from a value-based care provider.
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
The increase in operating gain was primarily driven by improved performance in our post-acute care, specialty care solutions and behavioral health services, as well as the acquisition of CareBridge.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss decreased primarily due to operating expense leverage.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium rate increases in all of our lines of business in recognition of medical cost trends, growth in our Medicare Advantage membership and recently closed acquisitions, partially offset by lower Medicaid membership.
Operating gain decreased primarily as a result of Affordable Care Act health plans and Medicaid rates being inadequate to cover medical cost trends, partially offset by a favorable out-of-period settlement from a value-based care provider.
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
The increase in operating gain was primarily driven by improved performance in our post-acute care, specialty care solutions and behavioral health services, as well as the acquisition of CareBridge.
Corporate & Other
Operating revenue increased primarily due to higher affiliated revenues.
Operating loss increased primarily due to an increase in unallocated corporate expenses.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2024 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2024, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2025, our critical accounting policies and estimates have not changed from those described in our 2024 Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2025, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2024 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2025 and 2024, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2025 and 2024, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2025	2024
Assumed trend factors	$1,013	$621
Assumed completion factors	52	852
Total	$1,065	$1,473
The favorable development recognized in the six months ended June 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024. The favorable development recognized in the six months ended June 30, 2024 resulted from favorable development in the completion factors resulting from the latter part of 2023 developing faster than expected as well as trend factors in late 2023 developing more favorably than originally expected.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 80.3% and 79.8% for the six months ended June 30, 2025 and 2024, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly faster during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the six months ended June 30, 2025, this metric was 7.3%, which was mainly driven by favorable trend factor development at the end of 2024, with favorable completion factor development from 2024 also contributing. For the six months ended June 30, 2024, this metric was 10.2%, driven by both favorable completion factor development from 2023 and favorable trend factor development at the end of 2023.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2025, this metric was 0.9%, which was calculated using the redundancy of $1,065. For the six months ended June 30, 2024, the comparable metric was 1.2%, which was calculated using the redundancy of $1,473. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
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
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2025, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30
	2025	2024	Change
Sources of Cash:
Net cash provided by operating activities	$3,071	$2,425	$646
Proceeds from the sale of subsidiaries, net of cash sold	—	399	(399)
Issuances of short- and long-term debt, net of repayments	—	2,580	(2,580)
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	329	—	329
Changes in securities lending payable	466	320	146
Proceeds from issuance of common stock under employee stock plans	21	157	(136)
Changes in bank overdrafts	631	—	631
Total sources of cash	4,518	5,881	(1,363)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	—	(1,415)	1,415
Purchases of subsidiaries, net of cash acquired	—	(1,124)	1,124
Repurchase and retirement of common stock	(1,258)	(1,029)	(229)
Purchases of property and equipment	(463)	(602)	139
Repayments of short- and long-term debt, net of issuances	(1,255)	—	(1,255)
Cash dividends	(771)	(757)	(14)
Changes in securities lending collateral	(466)	(321)	(145)
Changes in bank overdrafts	—	(479)	479
Other uses of cash, net	(35)	(157)	122
Total uses of cash	(4,248)	(5,884)	1,636
Effect of foreign exchange rates on cash and cash equivalents	2	(5)	7
Net increase (decrease) in cash and cash equivalents	$272	$(8)	$280
The increase in net cash provided by operating activities was primarily due to favorable working capital impacts, partially offset by a lower net income for the six months ended June 30, 2025.
Other significant sources of cash year-over-year included increased proceeds from sales, maturities, calls, and redemptions of investments, net of purchases, changes in bank overdrafts, lower amounts for purchase of subsidiaries, net of cash acquired and decreased purchases of property and equipment. Other significant uses of cash year-over-year included an increase in repayments of short- and long-term debt, net of issuances and increased amounts for repurchase and retirement of common stock.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $35,879 at June 30, 2025. Since December 31, 2024, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $163, primarily due to cash generated from operations, decline in purchase of subsidiaries, net of cash acquired, an increase in proceeds from sales, maturities, calls and redemptions of investments, net of purchases, change in bank overdrafts, and lower purchases of property and equipment. This increase was partially offset by increased cash used in repayment of short- and long-term debt, net of issuances, and increased repurchase and retirement of common stock.

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
At June 30, 2025, we held $2,224 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.8% and 43.0% as of June 30, 2025 and December 31, 2024, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $4,000 and matures in April 2027. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. We had no amounts outstanding under the 5-Year Facility as of June 30, 2025 or December 31, 2024. As of June 30, 2025, we were in compliance with all of the debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had no commercial paper outstanding at either June 30, 2025 or December 31, 2024.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $360 and $365 of outstanding short-term borrowings from the FHLBs as of June 30, 2025 and December 31, 2024, respectively.
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
For additional information regarding our sources and uses of capital at June 30, 2025, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; failure to effectively maintain and modernize our information systems, or failure of our information systems or technology, including artificial intelligence, to operate as intended; failure to effectively maintain the availability and integrity of our data; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star Ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; the effects of any negative publicity related to the health benefits industry in general or us in particular; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2024 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2025, see the “Litigation and Regulatory Proceedings” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2025 to April 30, 2025	567,084	$427.05	565,952	$8,179
May 1, 2025 to May 31, 2025	112,510	390.43	111,154	8,136
June 1, 2025 to June 30, 2025	248,413	380.11	247,315	8,042
	928,007		924,421
1    Total number of shares purchased includes 3,586 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2025, we repurchased 924,421 shares at an aggregate cost of $379 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2		Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.

4.5		Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.7	*	Elevance Health Board of Directors Compensation Program, as amended and restated effective May 14, 2025.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
*		Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

July 17, 2025	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

July 17, 2025	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)