Form 10-Q
period 2025-09-30
Elevance Health, Inc.
filed 2025-10-21
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒
As of October 14, 2025, 222,238,763 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$8,713	$8,288
Fixed maturity securities (amortized cost of $26,200 and $25,879; allowance for credit losses of $13 and $6)	26,283	25,201
Equity securities	1,220	1,192
Premium receivables, net	9,535	8,011
Self-funded receivables, net	5,122	5,044
Other receivables	7,692	6,016
Other current assets	5,213	4,700
Assets held for sale	—	490
Total current assets	63,778	58,942
Long-term investments:
Fixed maturity securities (amortized cost of $1,110 and $1,049; allowance for credit losses of $0 and $0)	1,111	1,035
Other invested assets	10,648	9,749
Property and equipment, net	4,657	4,652
Goodwill	28,451	28,277
Other intangible assets	11,327	12,094
Other noncurrent assets	2,777	2,140
Total assets	$122,749	$116,889

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$17,148	$15,746
Other policyholder liabilities	2,447	4,204
Unearned income	1,831	1,508
Accounts payable and accrued expenses	6,085	6,927
Short-term borrowings	180	365
Current portion of long-term debt	749	1,649
Other current liabilities	12,438	10,029
Liabilities held for sale	—	153
Total current liabilities	40,878	40,581
Long-term debt, less current portion	31,173	29,218
Reserves for future policy benefits	164	190
Deferred tax liabilities, net	2,315	2,148
Other noncurrent liabilities	4,137	3,326
Total liabilities	78,667	75,463
Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 222,036,187 and 227,479,695	2	2
Additional paid-in capital	8,908	8,911
Retained earnings	35,586	33,549
Accumulated other comprehensive loss	(543)	(1,147)
Total shareholders’ equity	43,953	41,315
Noncontrolling interests	129	111
Total equity	44,082	41,426
Total liabilities and equity	$122,749	$116,889
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
(In millions, except per share data)
Revenues
Premiums	$41,791	$36,809	$123,949	$107,921
Product revenue	6,159	5,887	18,010	15,916
Service fees	2,137	2,023	6,314	6,378
Total operating revenue	50,087	44,719	148,273	130,215
Net investment income	625	551	1,701	1,524
Net losses on financial instruments	(1)	(125)	(596)	(371)
Gain (loss) on sale of business	—	(39)	—	201
Total revenues	50,711	45,106	149,378	131,569
Expenses
Benefit expense	38,140	32,949	110,158	94,067
Cost of products sold	5,380	5,093	15,656	13,738
Operating expense	5,272	5,269	15,569	15,221
Interest expense	351	300	1,036	845
Amortization of other intangible assets	162	122	464	400
Total expenses	49,305	43,733	142,883	124,271
Income before income tax expense	1,406	1,373	6,495	7,298
Income tax expense	219	365	1,380	1,740
Net income	1,187	1,008	5,115	5,558
Net loss attributable to noncontrolling interests	2	8	—	4
Shareholders’ net income	$1,189	$1,016	$5,115	$5,562
Shareholders’ net income per share
Basic	$5.32	$4.38	$22.73	$23.94
Diluted	$5.32	$4.36	$22.67	$23.81
Dividends per share	$1.71	$1.63	$5.13	$4.89
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
(In millions)
Net income	$1,187	$1,008	$5,115	$5,558
Other comprehensive income, net of tax:
Change in net unrealized gains on investments	220	887	603	805
Change in non-credit component of impairment losses on investments	1	—	(1)	—
Change in net unrealized gains (losses) on net cash flow hedges	(3)	2	5	8
Change in net periodic pension and postretirement costs	4	3	1	11
Change in future policy benefits	(2)	(1)	(1)	(2)
Foreign currency translation adjustments	(1)	7	1	2
Other comprehensive income	219	898	608	824
Net loss attributable to noncontrolling interests	2	8	—	4
Other comprehensive income attributable to noncontrolling interests	(2)	—	(4)	—
Total shareholders’ comprehensive income	$1,406	$1,914	$5,719	$6,386

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2025	2024
(In millions)
Operating activities
Net income	$5,115	$5,558
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	596	371
Gain on sale of business	—	(201)
Equity in net (earnings) losses of other invested assets	(251)	15
Depreciation and amortization	1,140	995
Deferred income taxes	43	(258)
Impairment of property and equipment	70	103
Share-based compensation	246	220
Changes in operating assets and liabilities:
Receivables, net	(3,282)	(490)
Other invested assets	(70)	(73)
Other assets	(403)	(934)
Policy liabilities	(873)	(1,812)
Unearned income	323	392
Accounts payable and other liabilities	1,539	928
Income taxes	(13)	231
Other, net	26	57
Net cash provided by operating activities	4,206	5,102
Investing activities
Purchases of investments	(12,265)	(14,706)
Proceeds from sale of investments	10,658	11,611
Maturities, calls and redemptions from investments	1,195	1,481
Changes in securities lending collateral	(576)	(160)
Purchases of subsidiaries, net of cash acquired	55	(1,124)
Proceeds from sale of subsidiaries, net of cash sold	—	399
Purchases of property and equipment	(823)	(934)
Other, net	(52)	(96)
Net cash used in investing activities	(1,808)	(3,529)
Financing activities
Proceeds from long-term borrowings	2,994	2,580
Repayments of long-term borrowings	(2,150)	(800)
Proceeds from short-term borrowings	990	210
Repayments of short-term borrowings, net of issuances	(1,175)	(75)
Changes in securities lending payable	576	158
Changes in bank overdrafts	77	(172)
Repurchase and retirement of common stock	(2,134)	(1,089)
Cash dividends	(1,152)	(1,135)
Proceeds from issuance of common stock under employee stock plans	21	205
Taxes paid through withholding of common stock under employee stock plans	(31)	(106)
Other, net	10	9
Net cash used in financing activities	(1,974)	(215)
Effect of foreign exchange rates on cash and cash equivalents	1	2
Change in cash and cash equivalents	425	1,360
Cash and cash equivalents at beginning of period	8,288	6,526
Cash and cash equivalents included in assets held for sale at end of period	—	(20)
Cash and cash equivalents at end of period	$8,713	$7,866
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2024	227.5	$2	$8,911	$33,549	$(1,147)	$111	$41,426
Net income	—	—	—	2,183	—	1	2,184
Other comprehensive gain	—	—	—	—	236	1	237
Noncontrolling interests adjustment	—	—	—	—	—	4	4
Repurchase and retirement of common stock, including excise tax	(2.2)	—	(97)	(799)	—	—	(896)
Dividends and dividend equivalents	—	—	—	(387)	—	—	(387)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	52	—	—	—	52
March 31, 2025	225.7	$2	$8,866	$34,546	$(911)	$117	$42,620
Net income	—	—	—	1,743	$—	1	$1,744
Other comprehensive gain	—	—	—	—	151	1	152
Noncontrolling interests adjustment	—	—	—	—	—	10	10
Repurchase and retirement of common stock, including excise tax	(1.0)	—	(27)	(354)	—	—	(381)
Dividends and dividend equivalents	—	—	—	(386)	—	—	(386)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	92	—	—	—	92
June 30, 2025	224.8	$2	$8,931	$35,549	$(760)	$129	$43,851
Net income (loss)	—	—	—	1,189	—	(2)	1,187
Other comprehensive gain	—	—	—	—	217	2	219
Repurchase and retirement of common stock, including excise tax	(2.9)	—	(115)	(769)	—	—	(884)
Dividends and dividend equivalents	—	—	—	(383)	—	—	(383)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	92	—	—	—	92
September 30, 2025	222.0	$2	$8,908	$35,586	$(543)	$129	$44,082

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value
December 31, 2023	233.1	$2	$8,868	$31,749	$(1,313)	$99	$39,405
Net income	—	—	—	2,246	—	3	2,249
Other comprehensive loss	—	—	—	—	(52)	—	(52)
Repurchase and retirement of common stock, including excise tax	(1.1)	—	(44)	(525)	—	—	(569)
Dividends and dividend equivalents	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock plans, net of related tax benefits	0.5	—	59	—	—	—	59
March 31, 2024	232.5	$2	$8,883	$33,088	$(1,365)	$102	$40,710
Net income	—	—	—	2,300	—	1	2,301
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Noncontrolling interests adjustment	—	—	—	—	—	3	3
Repurchase and retirement of common stock, including excise tax	(0.9)	—	(34)	(432)	—	—	(466)
Dividends and dividend equivalents	—	—	—	(381)	—	—	(381)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	152	—	—	—	152
June 30, 2024	231.9	$2	$9,001	$34,575	$(1,387)	$106	$42,297
Net income	—	—	—	1,016	—	(8)	1,008
Other comprehensive gain	—	—	—	—	898	—	898
Noncontrolling interests adjustment	—	—	—	—	—	6	6
Repurchase and retirement of common stock	(0.1)	—	(5)	(55)	—	—	(60)
Dividends and dividend equivalents	—	—	—	(379)	—	—	(379)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	109	—	—	—	109
September 30, 2024	231.9	$2	$9,105	$35,157	$(489)	$104	$43,879

See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2025
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.     Organization
References to the terms “we,” “our,” “us” or “Elevance Health” used throughout these Notes to the Consolidated Financial Statements refer to Elevance Health, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico unless the context otherwise requires.
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.4 million medical members through our affiliated health plans as of September 30, 2025. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employees Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended

December 31, 2024 (the “2024 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 have been recorded. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory and derivative financial instrument requirements. These amounts totaled $397 and $409 at September 30, 2025 and December 31, 2024, respectively, and are included in the “Cash and cash equivalents” line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $168 and $183 at September 30, 2025 and December 31, 2024, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers for administrative services. Self-funded receivables are reported net of an allowance for doubtful accounts of $109 and $115 at September 30, 2025 and December 31, 2024, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,470 and $1,385 at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, we realized a $237 settlement with a value-based care provider, which allowed us to release $129 from the allowance for doubtful accounts. Of the settlement amount, $154 pertains to services rendered in 2024, with the remaining $83 attributable to 2025.
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
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at September 30, 2025 or December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, revenue recognized from performance obligations related to prior periods, such as changes in transaction price, were not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance to reduce diversity in practice and requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting, at fair value, upon formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted ASU 2023-05 as of January 1, 2025. The adoption of ASU 2023-05 did not have an impact on our financial statements.
Recent Accounting Guidance Not Yet Adopted: In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to improve income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for our fiscal years beginning after December 15, 2024, however, these disclosures are not required for interim periods. The amendments are to be applied on a prospective basis, although retrospective adoption is permitted. We do not believe the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements or disclosures.
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and contract assets arising from transactions under Accounting Standards Codification Topic (“ASC”) 606. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. ASU 2025-05 is effective for our fiscal years beginning after December 15, 2025, and interim periods within such fiscal years, with prospective application required. Early adoption is permitted. We are currently assessing the impact of ASU 2025-05 on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional expense detail in the footnotes for items such as inventory purchases, employee compensation, depreciation, and intangible asset amortization. Public companies must also provide a qualitative description of remaining expense amounts not separately disclosed, as well as the definition and total amount of selling expenses. ASU 2024-03 is effective for our fiscal year beginning after December 15, 2026, and interim periods within our fiscal years beginning after December 15, 2027. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of the update, or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effects the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This standard modernizes the accounting for internal-use software by removing references to prescriptive development stages and instead requiring capitalization of costs once (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and placed in service. Entities must evaluate whether there is “significant development uncertainty,” such as unresolved novel functionality or substantially revised performance requirements, before meeting this capitalization threshold. ASU 2025-06 is effective for our fiscal years beginning after December 15, 2027, and interim periods within such fiscal years, with early adoption permitted. Entities may adopt the amendments prospectively, retrospectively, or under a modified transition approach. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements and related disclosures.
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2024 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations, cash flows or disclosures.
3.    Business Acquisitions
Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible Medicaid/Medicare populations. As of September 30, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values, of which $211 has been allocated to finite-lived intangible assets, $690 to indefinite-lived intangible assets and $246 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of September 30, 2025, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods along with revenue and net income for the three and nine months ended September 30, 2025 were not material to our consolidated results of operations.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (“CareBridge”), a value-based healthcare company that manages home and community-based services for Medicaid and dual-eligible Medicaid/Medicare members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of September 30, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values, of which $305 has been allocated to finite-lived intangible assets, and $1,811 to goodwill. The purchase price includes a contingent consideration payable with a fair value of $27 related to an earnout arrangement based on 2025 and 2026 earnings of CareBridge. The majority of the goodwill is not deductible for income tax purposes. As of September 30, 2025, the initial accounting for the acquisition has not been finalized. The proforma effects of this acquisition for prior periods along with revenue and net income for the three and nine months ended September 30, 2025 were not material to our consolidated results of operations.

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
The ending liability balances related to the employee termination costs under the 2023-2024 Business Efficiency Program at September 30, 2025 and December 31, 2024 were $109 and $224, respectively. During the nine months ended September 30, 2025, $111 of payments were made, and $4 was released from the liability.
5.     Investments
Fixed Maturity Securities
A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2025 and December 31, 2024 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

September 30, 2025
Fixed maturity securities:
United States Government securities	$1,640	$14	$(20)	$—	$1,634
Government sponsored securities	88	1	(1)	—	88
Foreign government securities	13	—	—	—	13
States, municipalities and political subdivisions, tax-exempt	3,766	64	(97)	(2)	3,731
Corporate securities	13,673	447	(136)	(6)	13,978
Residential mortgage-backed securities	3,230	37	(151)	—	3,116
Commercial mortgage-backed securities	2,126	29	(34)	—	2,121
Other asset-backed securities	2,774	47	(103)	(5)	2,713
Total fixed maturity securities	$27,310	$639	$(542)	$(13)	$27,394
December 31, 2024
Fixed maturity securities:
United States Government securities	$1,907	$2	$(85)	$—	$1,824
Government sponsored securities	156	—	(5)	—	151
Foreign government securities	19	—	(2)	—	17
States, municipalities and political subdivisions, tax-exempt	3,142	33	(123)	—	3,052
Corporate securities	14,095	192	(367)	(4)	13,916
Residential mortgage-backed securities	3,274	13	(236)	—	3,051
Commercial mortgage-backed securities	1,801	8	(60)	(1)	1,748
Other asset-backed securities	2,534	36	(92)	(1)	2,477
Total fixed maturity securities	$26,928	$284	$(970)	$(6)	$26,236
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at September 30, 2025 and December 31, 2024, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2025
Fixed maturity securities:
United States Government securities	27	$178	$(5)	15	$224	$(15)
Government sponsored securities	1	5	—	27	35	(1)
Foreign government securities	1	1	—	1	—	—
States, municipalities and political subdivisions, tax-exempt	333	675	(18)	574	886	(79)
Corporate securities	549	1,018	(30)	819	1,560	(106)
Residential mortgage-backed securities	169	198	(4)	1,202	1,119	(147)
Commercial mortgage-backed securities	75	285	(7)	236	547	(27)
Other asset-backed securities	176	491	(68)	142	386	(35)
Total fixed maturity securities	1,331	$2,851	$(132)	3,016	$4,757	$(410)
December 31, 2024
Fixed maturity securities:
United States Government securities	40	$1,240	$(52)	25	$330	$(33)
Government sponsored securities	10	89	(2)	36	42	(3)
Foreign government securities	2	15	(1)	2	2	(1)
States, municipalities and political subdivisions, tax-exempt	527	1,092	(22)	661	943	(101)
Corporate securities	1,415	4,717	(92)	1,317	2,645	(275)
Residential mortgage-backed securities	306	1,097	(25)	1,312	1,291	(211)
Commercial mortgage-backed securities	136	670	(15)	297	661	(45)
Other asset-backed securities	123	293	(9)	236	735	(83)
Total fixed maturity securities	2,559	$9,213	$(218)	3,886	$6,649	$(752)

Unrealized losses on our securities shown in the table above have not been recognized into income because, as of September 30, 2025, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $13 and $6 at September 30, 2025 and December 31, 2024, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.
The amortized cost and fair value of fixed maturity securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$280	$279
Due after one year through five years	4,871	4,890
Due after five years through ten years	10,384	10,580
Due after ten years	6,419	6,408
Mortgage-backed securities	5,356	5,237
Total fixed maturity securities	$27,310	$27,394
Equity Securities
A summary of current equity securities at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Equity securities:
Exchange traded funds	$1,129	$1,002
Common equity securities	31	118
Private equity securities	60	72
Total	$1,220	$1,192
Other Invested Assets
At September 30, 2025, “Other invested assets” include non-controlled joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”).
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

In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a revolving credit facility of up to $500 to Mosaic Health. Net amounts receivable under these arrangements were $188 at both September 30, 2025 and December 31, 2024, which are included under the caption “Other invested assets” in our consolidated balance sheets as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025 and 2024, we recognized $13 and $3, respectively, in interest income from the financing arrangement with Mosaic Health. In addition to the term loan and line of credit, we committed to providing $70 of funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of the CMSI Assets through December 31, 2026, and to fund any remaining shortfalls as necessary for which we would receive additional equity interests in Mosaic Health. No additional funding was provided as of September 30, 2025 or December 31, 2024. In addition, during the three and nine months ended September 30, 2025, in the normal course of business, Mosaic provided care delivery and enablement services to Elevance Health subsidiaries amounting to $162 and $662, respectively, reported in benefit expense.
In January 2023, we made an equity investment consisting of cash and a net put option in Liberty Dental, a joint venture with Welsh, Carson, Anderson & Stowe which engages in dental insurance and dental healthcare administration. The investment is accounted for as an equity method investment. In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $157 and $87 was disbursed as of September 30, 2025 and December 31, 2024, respectively. Mandatorily redeemable preferred equity in Liberty Dental of $127 and $87 is included in the caption “Other invested assets” in our consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. Dividend income recognized from the financing arrangement during the nine months ended September 30, 2025 and the year ended December 31, 2024 was not material. During the three and nine months ended September 30, 2025, in the normal course of business, Liberty Dental provided services to our Medicare Advantage members under a capitated arrangement amounting to $149 and $441, respectively, reported in benefit expense.
Investment Gains (Losses)
Net investment gains (losses) for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$39	$53	$88	$92
Gross realized losses from sales	(51)	(107)	(195)	(354)
Impairment losses recognized in income	—	(9)	(10)	(13)
Net realized losses from sales of fixed maturity securities	(12)	(63)	(117)	(275)
Equity securities:
Unrealized gains recognized on equity securities still held at the end of the period	8	3	2	4
Net realized losses recognized on equity securities sold during the period	(7)	(3)	(9)	(4)
Net losses on equity securities	1	—	(7)	—
Other investments:
Gross gains	28	35	41	45
Gross losses	—	—	(100)	(25)
Other realized losses recognized in income	(17)	(98)	(411)	(124)
Net losses on other investments	11	(63)	(470)	(104)
Net losses on investments	$—	$(126)	$(594)	$(379)
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
During the three and nine months ended September 30, 2025, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $2,738 and $8,759, respectively. During the three and nine months ended September 30, 2024, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $3,870 and $12,284, respectively.
Accrued Investment Income
At September 30, 2025 and December 31, 2024, accrued investment income totaled $280 and $287, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at September 30, 2025 and December 31, 2024 was $2,881 and $2,305, respectively. The collateral received was 102% of the market value of the loaned securities at each of September 30, 2025 and December 31, 2024.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At September 30, 2025 and December 31, 2024, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,711 and $2,115, respectively, United States Government securities for $170 and $176, respectively, and residential mortgage-backed securities for $0 and $14, respectively.

6.    Derivative Financial Instruments
We use derivative financial instruments to manage interest rate and foreign exchange risk and credit exposure. We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions. We received collateral of $66 and posted collateral of $142 related to our derivative financial instruments at September 30, 2025 and December 31, 2024, respectively.
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
The unrecognized loss, net of tax, for all expired and terminated interest rate cash flow hedges included in the consolidated statements of comprehensive income within the change in net unrealized gains (losses) on cash flow hedges was $195 and $201 at September 30, 2025 and December 31, 2024, respectively.
During the three and nine months ended September 30, 2025, we recognized net gains of $0 and net losses of $2, respectively, on non-hedging derivatives. During the three and nine months ended September 30, 2024, we recognized net gains of $1 and $8, respectively, on non-hedging derivatives.
In connection with our equity investment in Mosaic Health (see Note 5, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provide for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $1,330, which is a non-cash item measured at fair value at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of September 30, 2025. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.
In connection with our equity investment in Liberty Dental (see Note 5, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2026 but no later than 2027 at a price based on certain multiples of earnings of Liberty Dental, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $396, which is a non-cash item measured at fair value at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheet as of September 30, 2025. The change in value was recognized through net losses on financial instruments in our consolidated statements of income. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised or expires.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 is as follows:

	Level I	Level II	Level III	Total
September 30, 2025
Assets:
Cash equivalents	$3,219	$—	$—	$3,219
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,634	—	1,634
Government sponsored securities	—	88	—	88
Foreign government securities	—	13	—	13
States, municipalities and political subdivisions, tax-exempt	—	3,731	—	3,731
Corporate securities	—	13,529	449	13,978
Residential mortgage-backed securities	—	3,100	16	3,116
Commercial mortgage-backed securities	—	2,102	19	2,121
Other asset-backed securities	—	1,815	898	2,713
Total fixed maturity securities, available-for-sale	—	26,012	1,382	27,394
Equity securities:
Exchange traded funds	1,129	—	—	1,129
Common equity securities	2	29	—	31
Private equity securities			60	60
Total equity securities	1,131	29	60	1,220
Other invested assets - common equity securities	7	—	—	7
Securities lending collateral	—	2,881	—	2,881
Derivatives - other assets	—	92	—	92
Total assets	$4,357	$29,014	$1,442	$34,813
Percentage of total assets at fair value	13%	83%	4%	100%
Liabilities:
Derivatives - other liabilities	$—	$(26)	$—	$(26)
Total liabilities	$—	$(26)	$—	$(26)

December 31, 2024
Assets:
Cash equivalents	$3,199	$—	$—	$3,199
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,824	—	1,824
Government sponsored securities	—	151	—	151
Foreign government securities	—	17	—	17
States, municipalities and political subdivisions, tax-exempt	—	3,052	—	3,052
Corporate securities	—	13,873	43	13,916
Residential mortgage-backed securities	—	3,041	10	3,051
Commercial mortgage-backed securities	—	1,748	—	1,748
Other asset-backed securities	—	1,730	747	2,477
Total fixed maturity securities, available-for-sale	—	25,436	800	26,236
Equity securities:
Exchange traded funds	1,002	—	—	1,002
Common equity securities	87	31	—	118
Private equity securities	—	—	72	72
Total equity securities	1,089	31	72	1,192
Other invested assets - common equity securities	18	—	—	18
Securities lending collateral	—	2,306	—	2,306
Derivatives - other assets	—	5	—	5
Total assets	$4,306	$27,778	$872	$32,956
Percentage of total assets at fair value	13%	84%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(150)	$—	$(150)
Total liabilities	$—	$(150)	$—	$(150)

There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2025 or 2024. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2025 or 2024.
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
As discussed in Note 6, “Derivative Financial Instruments”, in August 2024, we entered into certain put, call, and purchase price true-up options in connection with our investment in Mosaic Health. The net put option estimated fair value was $1,400 and $1,330 at September 30, 2025 and December 31, 2024, respectively.
As discussed in Note 6, “Derivative Financial Instruments”, in March 2025, we amended certain put, and call options in connection with our investment in Liberty Dental. The net put option estimated fair value was $444 and $543 at September 30, 2025 and December 31, 2024, respectively.
Other than the assets acquired and liabilities assumed in our acquisitions of Centers and CareBridge and the net put options on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2025 or 2024.
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

A summary of the estimated fair values by level for each class of financial instruments that is recorded at its carrying value on our consolidated balance sheets at September 30, 2025 and December 31, 2024 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2025
Assets:
Other invested assets	$678	$—	$—	$660	$660
Liabilities:
Debt:
Short-term borrowings	180	—	180	—	180
Notes	31,922	—	30,187	—	30,187
Options	1,726	—	—	1,844	1,844
December 31, 2024
Assets:
Other invested assets	$642	$—	$—	$610	$610
Liabilities:
Debt:
Short-term borrowings	365	—	365	—	365
Notes	30,867	—	28,460	—	28,460
Options	1,415	—	—	1,873	1,873
8.     Income Taxes
During the three months ended September 30, 2025 and 2024, we recognized income tax expense of $219 and $365, respectively, which represent effective income tax rates of 15.6% and 26.6%, respectively. During the nine months ended September 30, 2025 and 2024, we recognized income tax expense of $1,380 and 1,740, respectively, which represent effective income tax rates of 21.2% and 23.8%, respectively. The decrease in our effective income tax rate compared to the three months ended September 30, 2024 was primarily due to the impact of certain investment credits and the non-recurrence of a prior year uncertain tax position recognized during the three months ended September 30, 2024. The decrease in our effective income tax rate compared to the nine months ended September 30, 2024 was primarily due to the impact of certain investment credits.
We recognized income taxes receivable of $294 and $213 as an asset under the caption “Other current assets” and income taxes payable of $141 and $75 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

9. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
Gross medical claims payable, beginning of period	$15,580	$15,865
Ceded medical claims payable, beginning of period	(13)	(7)
Net medical claims payable, beginning of period	15,567	15,858
Business combinations and purchase adjustments	344	—
Net incurred medical claims:
Current period	108,423	92,715
Prior periods redundancies	(1,266)	(1,610)
Total net incurred medical claims	107,157	91,105
Net payments attributable to:
Current period medical claims	93,545	79,220
Prior periods medical claims	12,699	12,567
Total net payments	106,244	91,787
Net medical claims payable, end of period	16,824	15,176
Ceded medical claims payable, end of period	44	9
Gross medical claims payable, end of period	$16,868	$15,185
At September 30, 2025, the total of net incurred but not reported liabilities plus expected development on reported claims was $15,223, $1,258 and $343 for the claim years 2025, 2024, and 2023 and prior, respectively.
The favorable development recognized in the nine months ended September 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024.
The favorable development recognized in the nine months ended September 30, 2024 resulted from faster than expected development of completion factors during the latter part of 2023, as well as trend factors in late 2023 developing more favorably than originally expected.

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
Net incurred medical claims with medical claims payable	$103,923	$91,105
Performance-based risk arrangements without medical claims payable	3,234	—
Total net incurred medical claims	107,157	91,105
Quality improvement and other claims expense	3,001	2,962
Benefit expense	$110,158	$94,067

Net incurred medical claims under certain performance-based risk arrangements that include gain or loss sharing components do not require a medical claim payable liability.
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of September 30, 2025 is as follows:

Total
Net medical claims payable, end of period	$16,824
Ceded medical claims payable, end of period	44
Insurance lines other than short duration	280
Gross medical claims payable, end of period	$17,148
10.     Debt
We generally issue senior unsecured notes for long-term borrowing purposes. At September 30, 2025 and December 31, 2024, we had $31,897 and $30,843, respectively, outstanding under these notes.
On September 15, 2025, we issued $750 aggregate principal amount of 4.000% Notes due 2028 (the “2028 Notes”), $750 aggregate principal amount of 4.600% Notes due 2032 (the “2032 Notes”), $1,000 aggregate principal amount of 5.000% Notes due 2036 (the “2036 Notes”), and $500 aggregate principal amount of 5.700% Notes due 2055 (the “2055 Notes”, and, together with the 2028 Notes, the 2032 Notes and the 2036 Notes, the “Notes”) under our shelf registration statement. Interest on the 2028 Notes, the 2032 Notes, and the 2055 Notes are payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2026. Interest on the 2036 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2026. We used the net proceeds from the issuance of the Notes to redeem all of the $400 aggregate principal amount of our 5.350% senior notes due 2025 and the $500 aggregate principal amount of our 4.900% senior notes due 2026. We intend to use the remainder of the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of other short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
On January 15, 2025, we repaid, at maturity, the $1,250 outstanding balance of our 2.375% unsecured notes.
We have an unsecured surplus note with an outstanding principal balance of $25 at both September 30, 2025 and December 31, 2024.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On September 5, 2025, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from April 2027 to September 2030 and increase the amount of credit available under the 5-Year Facility from $4,000 to $5,000. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the amended and restated credit agreement for the 5-Year Facility. As of September 30, 2025, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 42.1%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of September 30, 2025, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the nine months ended September 30, 2025 or during the year ended December 31, 2024.

We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. We had no amounts outstanding under this program at either September 30, 2025 or December 31, 2024.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $180 and $365 of outstanding short-term borrowings from the FHLBs at September 30, 2025 and December 31, 2024, respectively.
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
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans, approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024 the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the provider settlement on December 4, 2024. A Final Fairness Hearing was held in July 2025, and a Final Order of Approval was issued in August 2025. As a result of the Final Order of Approval, the defendants were required to make a monetary settlement payment, our portion of which was $666 and was paid on September 19, 2025. Certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program are now being implemented on a timeline set forth in the Provider Settlement Agreement. We recognized our payment obligation under the Provider Settlement Agreement of $666 in September 2024 as operating expense in the Corporate & Other segment (see Note 15, “Segment Information”).
A number of follow-on cases involving entities that opted out of the putative Provider Settlement Agreement have been filed. We intend to continue to vigorously defend these provider follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare & Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced, and an initial case management conference was held in April 2023. Fact discovery is ongoing with a current deadline of December 9, 2025. The final expert discovery deadline is currently June 18, 2026. On October 1, 2025, the Chief Judge for the District Court issued a temporary Order of Stay of all civil cases (other than those for civil forfeiture) brought by the United States Attorney's Office for the Southern District of New York. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.

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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,746. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $834 as of September 30, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $501 at September 30, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of September 30, 2025, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

12.     Capital Stock
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2.9	$361.36
Granted	0.6	394.27
Exercised	(0.2)	218.45
Forfeited or expired	(0.1)	436.11
Outstanding at September 30, 2025	3.2	373.18	5.86	$77
Exercisable at September 30, 2025	2.1	342.73	4.51	$77

A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the nine months ended September 30, 2025 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	1.0	$478.70
Granted	0.6	393.39
Vested	(0.4)	467.50
Forfeited	(0.1)	451.08
Nonvested at September 30, 2025	1.1	438.24

During the nine months ended September 30, 2025, we granted approximately 0.2 restricted stock units that are contingent upon us achieving earnings targets over the three-year period from 2025 to 2027. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2027 based on results during the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2024 included in Part II, Item 8 of our 2024 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30
	2025	2024
Risk-free interest rate	4.29%	4.28%
Volatility factor	30.00%	28.00%
Quarterly dividend yield	0.432%	0.327%
Weighted-average expected life (years)	4.45	4.40

The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30
	2025	2024
Options granted during the period	$106.92	$134.65
Restricted stock awards granted during the period	393.39	502.01
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
A summary of our cash dividend activity for the nine months ended September 30, 2025 and 2024 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386
April 16, 2025	June 10, 2025	June 25, 2025	$1.71	$385
July 16, 2025	September 10, 2025	September 25, 2025	$1.71	$381

Nine Months Ended September 30, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
April 16, 2024	June 10, 2024	June 25, 2024	$1.63	$378
July 16, 2024	September 10, 2024	September 25, 2024	$1.63	$378
On October 15, 2025, our Audit Committee declared a fourth quarter 2025 dividend to shareholders of $1.71 per share, payable on December 19, 2025 to shareholders of record at the close of business on December 5, 2025.
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
A summary of common stock repurchases for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30
	2025	2024
Shares repurchased	6.1	2.1
Average price per share	$353.83	$506.80
Aggregate cost	$2,134	$1,089
Authorization remaining at the end of the period	$7,166	$3,111

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

13.     Accumulated Other Comprehensive (Loss) Income
A reconciliation of the components of accumulated other comprehensive (loss) income at September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net unrealized investment (losses) gains:
Beginning of period balance	$(142)	$(714)	$(523)	$(632)
Other comprehensive income before reclassifications, net of tax expense of ($63), ($263), ($156), and ($189), respectively	211	841	514	595
Amounts reclassified from accumulated other comprehensive income, net of tax expense of ($3), ($17), ($28) and ($65), respectively	9	46	89	210
Other comprehensive income	220	887	603	805
Other comprehensive income attributable to noncontrolling interests, net of tax expense of $0, $0, $0, and $0, respectively	(2)	—	(4)	—
End of period balance	76	173	76	173
Non-credit components of impairments on investments:
Beginning of period balance	(4)	(3)	(2)	(3)
Other comprehensive income (loss), net of tax benefit of $0, $0, $1, and $0, respectively	1	—	(1)	—
End of period balance	(3)	(3)	(3)	(3)
Net cash flow hedges:
Beginning of period balance	(199)	(205)	(207)	(211)
Other comprehensive income (loss), net of tax benefit (expense) of $1, $0, ($3), and ($2), respectively	(3)	2	5	8
End of period balance	(202)	(203)	(202)	(203)
Pension and other postretirement benefits:
Beginning of period balance	(402)	(451)	(399)	(459)
Other comprehensive income, net of tax expense of ($1), ($1), ($10), and ($3), respectively	4	3	1	11
End of period balance	(398)	(448)	(398)	(448)
Future policy benefits:
Beginning of period balance	9	9	8	10
Other comprehensive loss, net of tax benefit of $0, $0, $0, and $0, respectively	(2)	(1)	(1)	(2)
End of period balance	7	8	7	8
Foreign currency translation adjustments:
Beginning of period balance	(22)	(23)	(24)	(18)
Other comprehensive (loss) income, net of tax expense of $0, $0, $0, and $0, respectively	(1)	7	1	2
End of period balance	(23)	(16)	(23)	(16)
Total:
Total beginning of period accumulated other comprehensive loss	(760)	(1,387)	(1,147)	(1,313)
Total other comprehensive income, net of tax expense of ($66), ($281), ($196), and ($259), respectively	219	898	608	824
Total other comprehensive income attributable to noncontrolling interests, net of tax expense of $0, $0, $0, and $0, respectively	(2)	—	(4)	—
Total end of period accumulated other comprehensive loss	$(543)	$(489)	$(543)	$(489)

14.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Denominator for basic shareholders' earnings per share – weighted-average shares	223.3	231.9	225.0	232.3
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	0.4	1.2	0.6	1.3
Denominator for diluted shareholders' earnings per share	223.7	233.1	225.6	233.6
During the three months ended September 30, 2025 and 2024, weighted-average shares related to certain stock options of 2.2 and 0.5, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2025 and 2024, weighted-average shares related to certain stock options of 1.9 and 0.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
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
Affiliated revenues represent revenues or costs for services provided to our subsidiaries by CarelonRx and Carelon Services, in addition to certain administrative and other services provided by our international businesses, which are recorded at cost or management’s estimate of fair market value. Certain administrative costs related to affiliate services are charged to the operating segment receiving the benefits and the amounts may change over time. These affiliated revenues are eliminated in our consolidated financial statements. For segment reporting, we present certain Carelon Services capitation risk arrangements on a gross basis; therefore, eliminations also include adjustments for capitated risk arrangements that are recognized on a net basis under GAAP.
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

Financial data by reportable segment for the three and nine months ended September 30, 2025 and 2024 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended September 30, 2025
Premiums	$40,304	$—	$1,762	$1,762	$—	$(275)	$41,791
Product revenue	—	6,159	—	$6,159	—	—	6,159
Service fees	1,942	4	191	195	—	—	2,137
Operating revenue - unaffiliated	42,246	6,163	1,953	8,116	—	(275)	50,087
Operating revenue - affiliated	—	4,834	5,371	10,205	149	(10,354)	—
Operating revenue - total	$42,246	$10,997	$7,324	$18,321	$149	$(10,629)	$50,087

Benefit expense	$36,845	$—	$6,349	$6,349	$4	$(5,058)	$38,140
Cost of products sold	—	10,209	—	$10,209	—	(4,829)	5,380
Operating expense	4,800	232	756	988	226	(742)	5,272
Operating gain (loss)	$601	$556	$219	$775	$(81)	$—	$1,295

Three Months Ended September 30, 2024
Premiums	$36,448	$—	$680	$680	$—	$(319)	$36,809
Product revenue	—	5,887	—	5,887	—	—	5,887
Service fees	1,830	2	201	203	(10)	—	2,023
Operating revenue - unaffiliated	38,278	5,889	881	6,770	(10)	(319)	44,719
Operating revenue - affiliated	—	3,254	3,757	7,011	84	(7,095)	—
Operating revenue - total	$38,278	$9,143	$4,638	$13,781	$74	$(7,414)	$44,719

Benefit expense	$32,724	$—	$3,767	$3,767	$5	$(3,547)	$32,949
Cost of products sold	—	8,336	—	8,336	—	(3,243)	5,093
Operating expense	3,950	188	687	875	1,068	(624)	5,269
Operating gain (loss)	$1,604	$619	$184	$803	$(999)	$—	$1,408

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Nine Months Ended September 30, 2025
Premiums	$119,602	$—	$5,125	$5,125	$—	$(778)	$123,949
Product revenue	—	18,010	—	$18,010	—	—	18,010
Service fees	5,657	11	646	657	—	—	6,314
Operating revenue - unaffiliated	125,259	18,021	5,771	23,792	—	(778)	148,273
Operating revenue - affiliated	—	13,735	15,530	29,265	546	(29,811)	—
Operating revenue - total	$125,259	$31,756	$21,301	$53,057	$546	$(30,589)	$148,273

Benefit expense	$106,725	$—	$17,958	$17,958	$22	$(14,547)	$110,158
Cost of products sold	—	29,377	—	29,377	—	(13,721)	15,656
Operating expense	14,156	685	2,233	2,918	816	(2,321)	15,569
Operating gain (loss)	$4,378	$1,694	$1,110	$2,804	$(292)	$—	$6,890

Nine Months Ended September 30, 2024
Premiums	$106,926	$—	$1,882	$1,882	$—	$(887)	$107,921
Product revenue	—	15,916	—	15,916	—	—	15,916
Service fees	5,769	4	594	598	11	—	6,378
Operating revenue - unaffiliated	112,695	15,920	2,476	18,396	11	(887)	130,215
Operating revenue - affiliated	—	10,064	10,716	20,780	312	(21,092)	—
Operating revenue - total	$112,695	$25,984	$13,192	$39,176	$323	$(21,979)	$130,215

Benefit expense	$93,661	$—	$10,409	$10,409	$15	$(10,018)	$94,067
Cost of products sold	—	23,749	—	23,749	—	(10,011)	13,738
Operating expense	12,998	596	2,101	2,697	1,476	(1,950)	15,221
Operating gain (loss)	$6,036	$1,639	$682	$2,321	$(1,168)	$—	$7,189

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Reportable segments’ operating revenue	$50,087	$44,719	$148,273	$130,215
Net investment income	625	551	1,701	1,524
Net losses on financial instruments	(1)	(125)	(596)	(371)
Gain (loss) on sale of business	—	(39)	—	201
Total revenues	$50,711	$45,106	$149,378	$131,569

A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Income before income tax expense	$1,406	$1,373	$6,495	$7,298
Net investment income	(625)	(551)	(1,701)	(1,524)
Net losses on financial instruments	1	125	596	371
Gain (loss) on sale of business	—	39	—	(201)
Interest expense	351	300	1,036	845
Amortization of other intangible assets	162	122	464	400
Reportable segments’ operating gain	$1,295	$1,408	$6,890	$7,189

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
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2025 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2025, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.4 million medical members through our affiliated health plans as of September 30, 2025. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Services.
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
Membership shifts from Medicaid into our Individual ACA (as defined below) business following the redetermination process that began in April 2023, together with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. Medicaid cost trends remain elevated due to higher population acuity and increased utilization of services. In response, we are working on program improvements in partnership with the states, strengthening care management, and optimizing our clinical strategy to improve effectiveness and lower costs.
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
Affordable Care Act: We continue to participate in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. We have expanded into select service areas in Florida, Maryland, and Texas in 2025, using our Simply Healthcare and Wellpoint brands. Going forward, we expect the Public Exchange to be influenced by policy and regulatory changes, particularly around federal subsidies, compliance requirements, and market stability.
CarelonRx: CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country and to customers outside of the health plans we own. Our comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services, as well as infusion services and injectable therapies.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2024 Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
The federal budget reconciliation legislation, known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains a variety of provisions that could impact our business and operations including: changes to Medicaid renewal and eligibility rules, such as more frequent redeterminations for beneficiaries receiving coverage through the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, (collectively, the “ACA”), and a requirement for certain adults made eligible under the ACA, to meet work or community engagement standards; changes to federal requirements regarding Medicaid state directed payments and provider taxes, including taxes on managed care organizations; delays in the implementation of Medicaid final regulations on certain eligibility and enrollment provisions; application of cost sharing to certain services for adults made eligible under the ACA’s Medicaid expansion; reduction of the allowable home equity asset threshold for members seeking eligibility for Medicaid long term care services; authorization of the U.S. Department of Health and Human Services (“HHS”) to approve certain state home and community-based services waivers; elimination of the repayment limit for excess advanced premium tax credits under the ACA; modification of the rules regarding Health Savings Account eligible plans under the ACA and a permanent extension of the safe harbor first established under the Coronavirus Aid, Relief, and Economic Security Act, allowing pre-deductible coverage of telehealth services for HSA eligible high-deductible health plans; and establishment of a new Rural Health Transformation program, among other provisions. Additional federal and state guidance is being issued to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028, although some states may look to implement certain of these provisions in 2026.
In addition, in June 2025, the Centers for Medicare and Medicaid Services (“CMS”) finalized the Marketplace Integrity and Affordability Regulation which modifies the ACA exchange open enrollment period beginning in plan year 2027 and eligibility for premium tax credits among other requirements. In September 2025, a federal court delayed the effective dates for several provisions of the Marketplace Integrity and Affordability Regulation pending the resolution of ongoing litigation challenging the legality of those provisions. Also, in September 2025, CMS issued guidance modifying eligibility requirements for ACA catastrophic plans.
In September 2024, the HHS, the U.S. Department of Labor, and the U.S Department of the Treasury (collectively, the “Tri-Agencies”) issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies will be necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed by third parties challenging these final regulations.
The Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redeterminations from the COVID-19 Public Health Emergency initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. Although most states have completed this process, CMS has provided that states have until December 31, 2025 to complete these eligibility redeterminations.
The Inflation Reduction Act of 2022 (“IRA”) contains a variety of provisions that have impacted, and continue to impact, our business, including by extending the American Rescue Plan Act of 2021’s enhanced Premium Tax Credits (“PTC”) through 2025; imposing a new corporate alternative minimum tax; providing a one percent excise tax on repurchases of stock; allowing CMS to negotiate prices on a limited set of prescription drugs in Medicare effective in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. The extension of the enhanced PTC has allowed for growth in Individual Public Exchange enrollment and has supported continuity of coverage since Medicaid eligibility redeterminations resumed in 2023. If Congress does not act to extend the enhanced PTC, they will expire at the end of 2025, which could have a material adverse effect on our business and results of operations.
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
Other Significant Items
Business and Operational Matters
Pursuant to CMS’ Medicare Advantage Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star Rating of 4.0 or higher to qualify for bonus payments. Our 2025 Star Ratings, which are used for payment year 2026, reflect that approximately 40% of our Medicare Advantage members were enrolled in plans rated at least 4.0 Stars or higher. CMS released our 2026 Star Ratings in October 2025, which will be used to determine our Medicare Advantage bonus payments in 2027. Our 2026 Star Ratings reflect that approximately 55% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher.
Business Acquisitions
Investments in Joint Ventures and Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible Medicaid/Medicare populations. Measurement period adjustments during the three months ended September 30, 2025 included a $(39) reduction to goodwill, and a $39 addition to tangible net assets acquired.
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
For additional information, see Note 3, “Business Acquisitions”, Note 5, “Investments”, and Note 6, “Derivative Financial Instruments” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Litigation Matters
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. Cases filed in 28 states were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”) that is pending before the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans along with other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two nationwide classes of plaintiffs, health plan subscribers and providers.
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
The BCBSA and the Blue plans approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024, the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the Provider Settlement Agreement on December 4, 2024. A Final Fairness Hearing was held in July 2025, and the Court issued a Final Approval Order for the Provider Settlement Agreement in August 2025. The Provider Settlement Agreement requires the defendants to make a monetary settlement payment no later than September 18, 2025. Our portion of the monetary settlement payment of $666 has been paid. The Provider Settlement Agreement also requires that certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program, be implemented on a timeline set forth in the Provider Settlement Agreement. We recognized our payment obligation under the Provider Settlement Agreement of $666 in September 2024. A number of follow-on cases involving entities that opted out of the putative Provider Settlement Agreement have been filed.
For additional information regarding the BCBSA Litigation, see Note 11, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
For the twelve months ended September 30, 2025, total medical membership declined by 0.9%. This was primarily driven by decreases in our BlueCard® business and attrition in Medicaid membership, primarily as a result of eligibility redeterminations. These decreases were partially offset by increases in our Medicare Advantage business.
Operating revenue for the three months ended September 30, 2025 was $50,087, an increase of $5,368, or 12.0%, from the three months ended September 30, 2024. Operating revenue for the nine months ended September 30, 2025 was $148,273, an increase of $18,058, or 13.9%, from the nine months ended September 30, 2024. The increases for both the three and nine months ended September 30, 2025 were primarily a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in our Medicare Advantage business, partially offset by Medicaid membership attrition.
Net income for the three months ended September 30, 2025 was $1,187, an increase of $179, or 17.8%, from the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was $5,115, a decrease of $443, or 8.0%, from the nine months ended September 30, 2024. The increase in net income for the three months ended September 30, 2025 was primarily due to decreased losses on financial instruments and decreased income tax expense. The increase was partially offset by higher amortization of other intangible assets and higher interest expense. The decrease in net income for the nine months ended September 30, 2025 was primarily due to decreased operating gain within our Health Benefits segment and increased net losses on financial instruments. The decrease was partially offset by increases in operating gain in our CarelonRx and Carelon Services businesses and decreased income tax expense.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $5.32 for the three months ended September 30, 2025, which represented a 22.0% increase from EPS of $4.36 for the three months ended September 30, 2024. Our EPS was $22.67 for the nine months ended September 30, 2025, which represented a 4.8% decrease from EPS of $23.81 for the nine months ended September 30, 2024. The increase in EPS for the three months ended September 30, 2025 resulted primarily from increased shareholders' net income and the impact of fewer diluted shares outstanding. The decrease in EPS for the nine months ended September 30, 2025 resulted primarily from decreased shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.
Operating cash flow for the nine months ended September 30, 2025 and 2024 was $4,206 and $5,102, respectively. The decrease in net cash provided by operating activities was primarily due to the Provider Settlement Agreement payment made in September 2025 and lower net income for the nine months ended September 30, 2025.

Membership and Other Metrics
The following table presents our medical membership by customer type as of September 30, 2025 and 2024. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

	September 30
	2025	2024	Change	% Change
Medical Membership (in thousands)
Individual	1,354	1,299	55	4.2%
Employer Group Risk-Based	3,616	3,672	(56)	(1.5)%
Commercial Risk-Based	4,970	4,971	(1)	—%
BlueCard®	6,394	6,677	(283)	(4.2)%
Employer Group Fee-Based	20,608	20,589	19	0.1%
Commercial Fee-Based	27,002	27,266	(264)	(1.0)%
Medicare Advantage	2,245	2,047	198	9.7%
Medicare Supplement	877	894	(17)	(1.9)%
Total Medicare	3,122	2,941	181	6.2%
Medicaid	8,645	8,926	(281)	(3.1)%
Federal Employee Program®	1,630	1,656	(26)	(1.6)%
Total Medical Membership	45,369	45,760	(391)	(0.9)%

Other Membership (in thousands)
Dental Members	7,364	7,021	343	4.9%
Dental Administration Members	1,957	1,878	79	4.2%
Vision Members	10,842	10,382	460	4.4%
Medicare Part D Standalone Members	217	258	(41)	(15.9)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	85.0	80.2	4.8	6.0%
Carelon Services Consumers Served	97.6	101.3	(3.7)	(3.7)%
Medical Membership
The decrease in medical membership was primarily driven by decreases in our BlueCard® business and attrition in Medicaid membership, including as a result of eligibility redeterminations. These decreases were partially offset by increases in our Medicare Advantage business.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Employer Group business. Dental administration membership increased primarily due to favorable in-

group change with other BCBSA plans associated with FEP®. Vision membership increased due to higher sales in our Employer Group, Medicare Advantage, and Individual health plans.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2025 vs. 2024		2025 vs. 2024
	2025	2024	2025	2024	$	%	$	%

Total operating revenue	$50,087	$44,719	$148,273	$130,215	$5,368	12.0%	$18,058	13.9%
Net investment income	625	551	1,701	1,524	74	13.4%	177	11.6%
Net losses on financial instruments	(1)	(125)	(596)	(371)	124	99.2%	(225)	(60.6)%
Gain (loss) on sale of business	—	(39)	—	201	39	100.0%	201	(100.0)%
Total revenues	50,711	45,106	149,378	131,569	5,605	12.4%	17,809	13.5%
Benefit expense	38,140	32,949	110,158	94,067	5,191	15.8%	16,091	17.1%
Cost of products sold	5,380	5,093	15,656	13,738	287	5.6%	1,918	14.0%
Operating expense	5,272	5,269	15,569	15,221	3	0.1%	348	2.3%
Other expense[1]	513	422	1,500	1,245	91	21.6%	255	20.5%
Total expenses	49,305	43,733	142,883	124,271	5,572	12.7%	18,612	15.0%
Income before income tax expense	1,406	1,373	6,495	7,298	33	2.4%	(803)	(11.0)%
Income tax expense	219	365	1,380	1,740	(146)	(40.0)%	(360)	(20.7)%
Net income	1,187	1,008	5,115	5,558	179	17.8%	(443)	(8.0)%
Net loss attributable to noncontrolling interests	2	8	—	4	(6)	NM	(4)	NM
Shareholders’ net income	$1,189	$1,016	$5,115	$5,562	$173	17.0%	$(447)	(8.0)%

Average diluted shares outstanding	223.7	233.1	225.6	233.6	(9.4)	(4.0)%	(8.0)	(3.4)%
Diluted shareholders’ earnings per share	$5.32	$4.36	$22.67	$23.81	$0.96	22.0%	$(1.14)	(4.8)%
Effective tax rate	15.6%	26.6%	21.2%	23.8%		(1100) bp3		(260) bp3
Benefit expense ratio[2]	91.3%	89.5%	88.9%	87.2%		180 bp3		170 bp3
Operating expense ratio[4]	10.5%	11.8%	10.5%	11.7%		(130) bp3		(120) bp3
Income before income tax expense as a percentage of total revenues	2.8%	3.0%	4.3%	5.5%		(20) bp3		(120) bp3
Shareholders’ net income as a percentage of total revenues	2.3%	2.2%	3.4%	4.2%		10 bp3		(80) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2025 and 2024 were $41,791 and $36,809, respectively. Premiums for the nine months ended September 30, 2025 and 2024 were $123,949 and $107,921, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in our Medicare Advantage business, partially offset by Medicaid membership attrition.

Net investment income increased primarily due to higher income from alternative investments, partially offset by lower income from fixed maturity securities.
Net losses on financial instruments decreased due to higher income from fixed maturities and lower impairments on other invested assets.
Benefit expense increased primarily due to higher medical cost trends across all lines of business within our Health Benefits and Carelon Services segments.
Our benefit expense ratio increased primarily as a result of higher cost trend in Medicare, given pronounced Part D seasonality related to the IRA, and Commercial inclusive of Individual and Small Group ACA plans (“Affordable Care Act health plans”).
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script volume and utilization.
Our operating expense ratio decreased primarily due to operating leverage associated with growth in operating revenue.
Other expense increased primarily due to higher interest expense related to our issuance of senior notes during the fourth quarter of 2024. The increase also reflects higher amortization expense due to intangible assets acquired in the fourth quarter of 2024.
Our effective tax rate decreased primarily due to the impact of the certain investment credits and the non-recurrence of a prior year uncertain tax position recognized during the three months ended September 30, 2024.

Our shareholders’ net income as a percentage of total revenues increased in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 as a result of all factors discussed above.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in our Medicare Advantage membership.
Net investment income increased primarily due to higher income from alternative investments, partially offset by lower income from fixed maturity securities.
Net losses on financial instruments increased due to higher losses on other invested assets, partially offset by lower losses from fixed maturity securities sales.
Benefit expense increased primarily due to higher medical cost trend across all lines of business within our Health Benefits and Carelon Services segments, partially offset by a favorable out-of-period settlement from a value-based care provider.
Our benefit expense ratio increased primarily as a result of higher medical cost trend in our Medicare Advantage and Medicaid businesses and Affordable Care Act health plans.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script volume and utilization.
Operating expense increased primarily due to increases in premium tax expenses and assessments, partially offset by disciplined cost management.
Our operating expense ratio decreased primarily due to operating leverage associated with growth in operating revenue, partially offset by increases in premium tax expenses and assessments.
Other expense increased primarily due to higher interest expense related to our issuance of senior notes during the fourth quarter of 2024. The increase also reflects higher amortization expense due to intangible assets acquired in the fourth quarter of 2024.

Our effective tax rate decreased primarily due to the impact of certain investment credits.
Our shareholders’ net income as a percentage of total revenues decreased in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 as a result of all factors discussed above.
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

The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2025 and 2024:

			Nine Months Ended September 30
	Three Months Ended September 30				Three Months Ended September 30		Nine Months Ended September 30
					2025 vs. 2024 Change		2025 vs. 2024 Change
	2025	2024	2025	2024	$	%	$	%
Operating Revenue
Health Benefits	$42,246	$38,278	$125,259	$112,695	$3,968	10.4%	$12,564	11.1%
CarelonRx	10,997	9,143	31,756	25,984	1,854	20.3%	5,772	22.2%
Carelon Services	7,324	4,638	21,301	13,192	2,686	57.9%	8,109	61.5%
Corporate & Other	149	74	546	323	75	101.4%	223	69.0%
Eliminations	(10,629)	(7,414)	(30,589)	(21,979)	(3,215)	43.4%	(8,610)	39.2%
Total operating revenue	$50,087	$44,719	$148,273	$130,215	$5,368	12.0%	$18,058	13.9%

Operating Gain (Loss)
Health Benefits	$601	$1,604	$4,378	$6,036	$(1,003)	(62.5)%	$(1,658)	(27.5)%
CarelonRx	556	619	1,694	1,639	(63)	(10.2)%	55	3.4%
Carelon Services	219	184	1,110	682	35	19.0%	428	62.8%
Corporate & Other	(81)	(999)	(292)	(1,168)	918	(91.9)%	876	(75.0)%
Total operating gain	$1,295	$1,408	$6,890	$7,189	$(113)	(8.0)%	$(299)	(4.2)%

Operating Margin
Health Benefits	1.4%	4.2%	3.5%	5.4%		(280) bp		(190) bp
CarelonRx	5.1%	6.8%	5.3%	6.3%		(170) bp		(100) bp
Carelon Services	3.0%	4.0%	5.2%	5.2%		(100) bp		0 bp
Total operating margin	2.6%	3.1%	4.6%	5.5%		(50) bp		(90) bp
bp = basis point; one hundred basis points = 1%.
The following table summarizes the operating revenues for our Commercial, Medicare, Medicaid and FEP® lines of business within our Health Benefits segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
					2025 vs. 2024 Change		2025 vs. 2024
	2025	2024	2025	2024	$	%	$	%
Health Benefits Operating Revenue
Commercial [1]	$12,849	$11,639	$37,654	$34,965	$1,210	10.4%	$2,689	7.7%
Medicare	11,138	9,385	33,990	27,741	1,753	18.7%	6,249	22.5%
Medicaid	14,166	13,063	42,120	39,182	1,103	8.4%	2,938	7.5%
FEP®	4,093	4,191	11,495	10,807	(98)	(2.3)%	688	6.4%
Total operating revenue	$42,246	$38,278	$125,259	$112,695	$3,968	10.4%	$12,564	11.1%
1 Operating revenue within our Commercial line of business related to our Individual ACA plans was $2,358 and $2,082 for the three months ended September 30, 2025 and 2024, respectively, and $7,047 and $6,178 for the nine months ended September 30, 2025 and 2024, respectively.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium rate increases in all of our lines of business in recognition of medical cost trends, recent acquisitions and growth in our Medicare Advantage membership, partially offset by lower Medicaid membership.
Operating gain decreased primarily as a result of higher medical cost trends and increased investments to support and strengthen our workforce and accelerate technology adoption, partially offset by higher revenue.
CarelonRx
Operating revenue increased primarily due to higher prescription volume associated with growth in pharmacy membership and revenue related to recent acquisitions.
The decrease in operating gain was primarily driven by expenses associated with the expansion of dispensing services provided by CarelonRx.
Carelon Services
Operating revenue increased primarily due to the acquisition of CareBridge in December 2024 and the continued expansion of risk-based capabilities in our specialty care solutions and behavioral health services.
The increase in operating gain was primarily driven by the acquisition of CareBridge.
Corporate & Other
Operating revenue increased primarily due to higher affiliate revenues.
Operating loss decreased primarily due to a non-recurring accrual recorded during the three months ended September 30, 2024 for the Provider Settlement Agreement associated with the BCBSA Litigation and lower business optimization charges in the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium rate increases in all of our lines of business in recognition of medical cost trends, recently closed acquisitions and growth in our Medicare Advantage membership, partially offset by lower Medicaid membership
Operating gain decreased primarily as a result of rates for Affordable Care Act health plans and Medicaid being inadequate to cover medical cost trends and increased investments to support and strengthen our workforce and accelerate technology adoption.
CarelonRx
Operating revenue increased primarily due to higher prescription volume associated with growth in pharmacy membership and revenue related to recent acquisitions.
The increase in operating gain was primarily driven by the growth in product revenue, partially offset by expenses associated with the expansion of dispensing and specialty services provided by CarelonRx.
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
Corporate & Other
Operating revenue increased primarily due to higher affiliate revenues.
Operating loss decreased primarily due to a non-recurring accrual recorded during the nine months ended September 30, 2024 for the Provider Settlement Agreement associated with the BCBSA Litigation and lower business optimization charges in the nine months ended September 30, 2024.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2024 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2024, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2025, our critical accounting policies and estimates have not changed from those described in our 2024 Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2025, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2024 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2025 and 2024, see Note 9, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2025 and 2024, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2025	2024
Assumed trend factors	$1,035	$664
Assumed completion factors	231	946
Total	$1,266	$1,610

The favorable development recognized in the nine months ended September 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024. The favorable development recognized in the nine months ended September 30, 2024 resulted from favorable development in the completion factors resulting from the latter part of 2023 developing faster than expected as well as trend factors in late 2023 developing more favorably than originally expected.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 86.3% and 85.4% for the nine months ended September 30, 2025 and 2024, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly faster during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the nine months ended September 30, 2025, this metric was 8.9%, which was mainly driven by favorable trend factor development at the end of 2024, with favorable completion factor development from 2024 also contributing. For the nine months ended September 30, 2024, this metric was 11.3%, driven by both favorable completion factor development from 2023 and favorable trend factor development at the end of 2023.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2025, this metric was 1.0%, which was calculated using the redundancy of $1,266. For the nine months ended September 30, 2024, the comparable metric was 1.3%, which was calculated using the redundancy of $1,610. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
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
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2025, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30
	2025	2024	Change
Sources of Cash:
Net cash provided by operating activities	$4,206	$5,102	$(896)
Proceeds from the sale of subsidiaries, net of cash sold	—	399	(399)
Purchases of subsidiaries, net of cash acquired	55	—	55
Issuances of short- and long-term debt, net of repayments	659	1,915	(1,256)
Changes in securities lending payable	576	158	418
Proceeds from issuance of common stock under employee stock plans	21	205	(184)
Changes in bank overdrafts	77	—	77
Total sources of cash	5,594	7,779	(2,185)
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(412)	(1,614)	1,202
Purchases of subsidiaries, net of cash acquired	—	(1,124)	1,124
Repurchase and retirement of common stock	(2,134)	(1,089)	(1,045)
Purchases of property and equipment	(823)	(934)	111
Cash dividends	(1,152)	(1,135)	(17)
Changes in securities lending collateral	(576)	(160)	(416)
Changes in bank overdrafts	—	(172)	172
Other uses of cash, net	(73)	(193)	120
Total uses of cash	(5,170)	(6,421)	1,251
Effect of foreign exchange rates on cash and cash equivalents	1	2	(1)
Net increase in cash and cash equivalents	$425	$1,360	$(935)
The decrease in net cash provided by operating activities was primarily due to the Provider Settlement Agreement payment made in September 2025 and lower net income for the nine months ended September 30, 2025.
Other significant sources of cash year-over-year included decreased purchases of investments, net of proceeds from sales, maturities, calls, and redemptions, lower amounts for purchases of subsidiaries, net of cash acquired, changes in bank overdrafts and decreased purchases of property and equipment. Other significant uses of cash year-over-year included a decrease in issuance of short- and long-term debt, net of repayments and increased amounts for the repurchase and retirement of common stock.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $37,327 at September 30, 2025. Since December 31, 2024, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,611, primarily due to lower amounts for purchases of subsidiaries, net of cash acquired, changes in bank overdrafts and decreased purchases of property and equipment. This increase was partially offset by decreased cash generated by issuances of short- and long-term debt, net of repayments, increased amounts for the repurchase and retirement of common stock and decreased cash generated from operations.
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
At September 30, 2025, we held $2,647 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 42.1% and 43.0% as of September 30, 2025 and December 31, 2024, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On September 5, 2025, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from April 2027 to September 2030 and increase the amount of credit available under the 5-Year Facility from $4,000 to $5,000. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the amended and restated credit agreement for the 5-Year Facility. As of September 30, 2025, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 42.1%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of September 30, 2025, we were in compliance with all of our debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $4,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had no commercial paper outstanding at either September 30, 2025 or December 31, 2024.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $180 and $365 of outstanding short-term borrowings from the FHLBs as of September 30, 2025 and December 31, 2024, respectively.

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
For additional information regarding our sources and uses of capital at September 30, 2025, see Note 5, “Investments,” Note 6, “Derivative Financial Instruments,” Note 10, “Debt,” and Note 12, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2025, see the “Litigation and Regulatory Proceedings” and “Other Contingencies” sections of Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2024 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2025 to July 31, 2025	944,457	$306.12	943,688	$7,753
August 1, 2025 to August 31, 2025	1,289,067	295.88	1,288,796	7,372
September 1, 2025 to September 30, 2025	652,318	314.80	651,709	7,166
	2,885,842		2,884,193
1    Total number of shares purchased includes 1,649 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2025, we repurchased 2,884,193 shares at an aggregate cost of $875 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number			Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2			Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.
4.4	(dd)		Form of 4.000% Notes due 2028, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 15, 2025.
	(ee)		Form of 4.600% Notes due 2032, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 15, 2025.
	(ff)		Form of 5.000% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 15, 2025.
	(gg)		Form of 5.700% Notes due 2055, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 15, 2025.

4.5			Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.9	(e)	*	Form of Employment Agreement between the Company and each of the following: Erin M. Wessling and Ryan R. Craig.
31.1			Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			Inline XBRL Taxonomy Extension Schema Document.

101.CAL			Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF			Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB			Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE			Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104			Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
*			Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

October 21, 2025	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

October 21, 2025	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)