Form 10-K
period 2025-12-31
Elevance Health, Inc.
filed 2026-02-06
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2025, was approximately $87,349,478,366.
As of February 1, 2026, 220,704,667 shares of the registrant’s common stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2026.

Elevance Health, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2025

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “Elevance Health” or the “Company” refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the term “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan,” “potential,” “predict” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; failure to effectively maintain and modernize our information systems; failure of our information systems or technology, including artificial intelligence, to operate as intended; failure to effectively maintain the availability and integrity of our data; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star Ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; the effects of any negative publicity or sentiment related to the health benefits industry in general or us in particular; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

PART I
ITEM 1. BUSINESS.
General
Elevance Health and its direct and indirect subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Elevance Health,” is a leading health company bringing together the concepts of elevate and advance. We are focused on enhancing well-being and advancing health outcomes by delivering integrated, whole health solutions across the care journey. We support consumers throughout their full health journeys with medical, pharmacy, and behavioral health services designed to address their whole health needs. Through this comprehensive approach, we aim to improve the health of the people and communities we serve. We advance our mission by collaborating with care providers and community organizations, fostering innovation that supports growth and equal opportunity for health access, and cultivating a high-performance culture.

Elevance Health

Anthem

Wellpoint

WHAT

A lifetime, trusted health partner
committed to making healthcare better...better costs, better experience, better outcomes – for your whole health.

carelon

HOW

Lowering the cost of healthcare

We anticipate health trends early, give caregivers the tools they need, and make care easier to afford.

Making healthcare simple

We make accessing and using healthcare easy, cutting red tape and simplifying systems and processes so providers can provide care, and members can live their healthiest lives.

WHY

To deliver on our mission of improving lives and communities and simplifying healthcare

With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.2 million medical members through our affiliated health plans as of December 31, 2025. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, care provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. Across these markets, we generate revenue through risk-based premiums, administrative fees from self-funded employers and pharmacy and health service fees through our Carelon businesses. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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

We believe healthcare is local and that our broad local presence positions us to meet evolving local customer needs with regard to any product customers who are enrolled with us. We aim to provide innovative, affordable and choice-based products; distinctive service; simplified transactions; and improved access to information that supports quality care. Our combination of local market focus and national scale enables us to collaborate with physicians and hospitals on programs that reward clinical quality, excellence and cost-effective practices. We continue to promote value-based payment models that align incentives to deliver the right care at the right time in the right setting. Our targeted approach aligns care providers to the appropriate financial incentives and support to drive improved quality and health outcomes. We are actively engaged with care providers across all payment models to enable them to achieve better outcomes for our members. In addition, we seek efficiencies through our national scale and optimized service performance for our customers. Finally, we expect to continue to rationalize our portfolio of businesses and products and align our investments to optimize our core businesses, invest in high-growth opportunities, and accelerate value creation through expanded capabilities and services.
Impact on Our Results of Operations
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective care provider contracting, product pricing, medical management and health and wellness programs, including service coordination and case management for complex and specialized healthcare needs. Our results are also affected by our performance under the Centers for Medicare & Medicaid Services (“CMS”) Star Ratings program, which influences Medicare Advantage plan reimbursements as well as our eligibility to earn quality-based bonus payments for those plans. See “Regulation” below in this “Business” section for additional information on our CMS Star Ratings. For further information on our networks and care provider relations, product pricing and healthcare cost management programs, see “Pricing and Underwriting of Our Products,” “Networks and Provider Relations,” “Medical Management Programs,” “Care Management and Wellness Products and Programs” and “Healthcare Quality Initiatives” below in this “Business” section.
Advances in medical technology, changes in prescription drug utilization, demographic trends and regulatory changes continue to contribute to rising healthcare costs. Our managed care plans are designed to deliver high quality, cost-effective health benefit programs to our members via optimized care provider networks, outcomes-based financial incentives, and effective medical management support. Our ability to maintain competitive, cost-effective products is supported by our disciplined internal cost management, prudent risk management and successful integration of acquired businesses. Managing operating expenses remains critical to our overall profitability.
Our future results of operations will also be shaped by changes in the legislative and regulatory environment at the federal and state levels, including changes to available subsidies, taxes and fees. For additional discussion, see “Regulation” below in this “Business” section and Part I, Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.
Our results of operations are also impacted by membership levels and mix of membership, which has changed, and will continue to change, as a result of the pricing of our health benefits products and services, Medicaid redeterminations, an aging population, healthcare utilization patterns, previously uninsured members entering the healthcare system, provider and member fraud, economic conditions, changes in unemployment, the continued and future impact of large-scale emergencies, acquisitions, entry into new markets and expansions in or exits from existing markets. These membership trends could be negatively impacted by various factors that could have a material adverse effect on our future results of operations such as general economic downturns that result in business failures, failure to obtain new customers or retain existing customers, premium increases, benefit changes, changes in how our members access healthcare services or our exit from a specific market. See Part I, Item 1A “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
We continue to enhance interactions with our customers, care providers, brokers, agents, employees and other stakeholders through technological solutions and operational improvements, including advanced tools that support distribution, service, clinical coordination and administrative efficiency.
Through our participation in various federal government programs, we generated approximately 32%, 31% and 29% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of these revenues are included in our Health Benefits segment as described below. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.

Reportable Segments
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (which includes our businesses that do not individually meet the quantitative thresholds for an operating segment, along with certain enterprise-level corporate expenses not allocated to our other reportable segments).
Our Health Benefits segment offers a comprehensive suite of health plans and services to our Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEP® members. The Health Benefits segment offers health products on a full-risk basis; provides a broad array of administrative managed care services to our fee-based customers; and provides a variety of specialty and other insurance products and services such as stop loss, dental, vision and supplemental health insurance benefits. Key drivers impacting the results of operations for our Health Benefits segment include membership levels and the health status of our members, premium pricing, medical cost trend, network performance, risk adjustment accuracy, quality ratings, and operating efficiency. This segment benefits from working with our Carelon businesses, which support medical and pharmacy cost management, care coordination, behavioral health, and analytics.
Our CarelonRx segment includes our pharmacy services business. CarelonRx markets and offers pharmacy services to our affiliated health plan customers, as well as to external customers outside of the health plans we own. CarelonRx offers a comprehensive portfolio of pharmacy services, which includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. In addition, CarelonRx includes ambulatory infusion centers, added to our portfolio in March 2024 through our acquisition of Paragon Healthcare, Inc. and its subsidiaries. CarelonRx contributes to affordability and outcomes for our members by integrating pharmacy, specialty drug management, and clinical programs with our broader whole-health model. Key drivers impacting the results of operations for this segment include specialty drug trends, script volume, clinical program adoption, network optimization, rebate and pricing strategies, and operational performance.
Our Carelon Services segment integrates physical, behavioral, pharmacy, and social-care capabilities to support whole-health services and enhance affordability for both internal and external customers through our Carelon Health and Carelon Insights businesses. Our Carelon businesses promote affordability by managing complex areas of the healthcare system, leveraging data and insights to improve how our members receive safe, appropriate, high-quality care and the accurate and timely reimbursement of our providers. Our approach to cost management relies on capabilities including provider enablement, value-based networks, member engagement, and utilization management. Our care delivery services primarily target serving chronic and complex populations by providing personalized care in the home and virtually. As a part of Carelon Health, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (d/b/a CareBridge) at the end of 2024, which provides virtual care to complex Medicaid and Medicare patients and supports plans in managing home and community-based services. Key drivers impacting the results of this segment include growth in care management and behavioral health capabilities, expansion of value-based networks, care provider enablement, digital and virtual care models, and scalability of analytics-driven services.
Our Corporate & Other segment includes our businesses that do not individually meet the quantitative threshold for an operating segment, as well as corporate expenses not allocated to our other reportable segments. This segment also includes investments supporting long-term enterprise initiatives, digital and technology development, and portfolio optimization activities.
For additional information, see Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Membership
Our medical membership includes the following customer types: Individual, Employer Group risk-based, Employer Group fee-based, BlueCard®, Medicare, Medicaid and FEP®. In addition, we serve customers who purchase one or more of our other products or services, such as behavioral health, pharmacy benefit management and care solutions, often delivered through our Carelon portfolio, which complement our core health business.
Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, FEP®, national employers and state-run programs servicing low-income, high-risk and underserved markets. We align product design, pricing, care management programs, and network strategies to reflect the needs, risk profiles, and purchasing dynamics of our customer categories. Our goal is to maintain market-competitive value while achieving appropriate profitability across segments.
We market our Individual, Medicare and certain Employer Group products with a smaller employee base through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships. Products for commercial customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. We also continue to expand our digital platforms, which enhance consumer engagement and supplement broker-facing distribution capabilities. In the Individual markets, we offer on-exchange products through state- or federally-facilitated marketplaces (the “Public Exchange”) in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) and off-exchange products. Federal subsidies are available for certain members, subject to eligibility, who purchase Public Exchange products.
We continue to participate in the Public Exchange in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. In 2025, we expanded our operations into select service areas in Florida, Maryland, and Texas through our Simply Healthcare and Wellpoint brands. Going forward, we expect the Public Exchange to be influenced by policy and regulatory changes, particularly around federal subsidies, compliance requirements and market stability. See “Regulation” below in this “Business” section for additional discussion about the Public Exchange marketplace.
Being a licensee of the BCBS association of companies, of which there were 33 independent primary licensees including us as of December 31, 2025, provides significant market value, especially when competing for very large multi-state employer groups. For example, each BCBS member company is able to utilize other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®. BlueCard® host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan serviced by a non-Elevance Health controlled BCBS licensee, which is the “home” plan. We perform certain administrative functions for BlueCard® host members, including claims pricing and administration, for which we receive service fees from the BlueCard® members’ home plan. Other administrative functions, including maintenance of enrollment information and customer services, are performed by the home plan. See “BCBSA Licenses” below in this “Business” section for additional information on our BCBSA licenses. We refer to members in our service areas licensed by the BCBSA as our BCBS-branded, or Anthem BCBS, business. Non-BCBS-branded business refers to members in our non-BCBS-branded plans, which include Wellpoint, MMM and Simply Healthcare plans.
For additional information describing each of our customer types and changes in medical membership over the last three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Membership and other Metrics” included in Part II, Item 7 of this Annual Report on Form 10-K.
Product and Service Descriptions
Various forms of managed care products have been developed to contain the cost of healthcare by negotiating contracts with hospitals, physicians and other providers to deliver high-quality healthcare to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of select outpatient surgical procedures, network credentialing to confirm that contracted in-network physicians and hospitals have the required certifications and expertise, and various types of care management programs that engage members to support navigation, appropriate care transitions and complex condition management. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Certain plans also offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay copayments, coinsurance and/or deductibles when they receive services.

Health Benefits
•Commercial Risk-Based Products. We offer employer groups a diversified mix of managed care risk-based products including Preferred Provider Organization (“PPO”), Health Maintenance Organization (“HMO”), Consumer-Driven Health Plans (“CDHP”), Traditional Indemnity and Point-of-Service (“POS”) plans. PPO plans generally provide members the freedom to choose any healthcare provider, but require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. HMOs include comprehensive managed care benefits generally through a participating network of physicians, hospitals and other providers. CDHPs generally combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which can offer tax benefits to the employee and allow some or all of the dollars remaining in the personal care account at year-end to be rolled over for future healthcare needs. Traditional indemnity plans offer the member an option to select any healthcare provider for covered services, with coverage subject to deductibles, coinsurance, and out-of-pocket maximums. POS products blend the characteristics of HMO, PPO and indemnity plans. In general, POS plans allow members to choose to seek care from a provider within the plan’s network or outside the network, subject to, among other things, certain deductibles and coinsurance. These offerings allow employers flexibility in selecting network breadth, funding arrangements, and cost-sharing levels aligned with workforce needs and affordability objectives.
We also offer Individual risk-based products on and off the Public Exchange, covering essential health benefits (as defined in the ACA) along with many other requirements and cost-sharing features.
•Commercial Fee-Based Products. We provide a broad array of managed care services to fee-based groups, including claims processing, provider network access, medical management, care management and wellness programs, actuarial services and other administrative services. Fee-based health plans are also able to use our provider networks and to benefit from savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans to meet their own workforce and cost-management objectives. We also charge a premium to underwrite stop loss insurance for employers that maintain fee-based plans but want to limit their retained risk.
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
◦Vision. Our vision plans include networks within the states in which we operate and are offered on both a risk-based and fee-based basis. These plans provide routine eye exams, corrective eyewear coverage, and access to national retail optical chains.
◦Supplemental Health. We offer supplemental health products, including accident, critical illness and hospital indemnity, which provide coverage for specific conditions or circumstances. These offerings help members address unexpected healthcare expenses and complement traditional medical coverage.
•Medicare Plans. We offer a wide variety of plans, products and options to individuals age 65 and older such as Medicare Advantage, including Special Needs Plans (“SNPs”), dual-eligible programs through Medicare-Medicaid Plans (“MMPs”), Medicare Supplement plans and Medicare Part D Prescription Drug Plans (“Medicare Part D”).

Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. These plans emphasize coordinated care, care management, and customized benefits aligned to members’ clinical and social needs. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of commercial accounts or groups who are not affiliated with our commercial accounts that have selected a Medicare Advantage product through us. MMPs are focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by the traditional Medicare Fee-For-Service program. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. In 2026, we will no longer offer Medicare Part D plans.
•Medicaid Plans and Other State-Sponsored Programs. Our Medicaid business includes our managed care alternatives through public-funded healthcare programs, including Medicaid; Medicaid expansion programs; Temporary Assistance for Needy Families (“TANF”); programs for seniors and people with disabilities (“SPD”); Children’s Health Insurance Programs (“CHIP”); and specialty programs such as those focused on long-term services and support (“LTSS”), HIV/AIDS, children living in foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities and/or developmental disabilities. The Medicaid program makes federal matching funds available to all states for the delivery of healthcare benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. Our Medicaid plans also cover certain dual-eligible customers, as previously described above, who also receive Medicare benefits. In 2025, we provided Medicaid and other state sponsored services, such as administrative services, in Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Indiana, Iowa, Kansas, Louisiana, Maryland, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Puerto Rico, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.
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

Carelon Services
Carelon Services integrates physical, behavioral, pharmacy, and social services with the aim of delivering whole health affordably by offering a broad array of healthcare related services and capabilities to internal and external customers through our Carelon Health and Carelon Insights businesses. Our Carelon businesses promote affordability by managing complex areas of the healthcare system, leveraging data and insights to improve how our members receive safe, appropriate, high-quality care and the accurate and timely reimbursement of our providers. Our approach to cost management relies on capabilities including provider enablement, value-based networks, member engagement, and utilization management. Our care delivery services primarily target serving the chronic and complex populations by providing personalized care in the home and virtually.
•Carelon Health: Carelon Health, powered by clinical excellence, curates value-based whole health solutions for populations, one person at a time. Carelon Medical Benefits Management provides specialty care enablement and utilization management support for specialized clinical domains. Carelon Post Acute Solutions, which includes Carebridge, manages home health, post-acute institutional management, durable medical equipment costs, provides virtual care to complex Medicaid and Medicare patients and supports plans in managing home and community-based services. Carelon Behavioral Health provides comprehensive behavioral health management services through clinical services and network administration. Carelon Care Navigation provides comprehensive care management services. Our Carelon Advanced Primary Care business includes palliative care services and management of our partnership with Augusta Topco Holdings L.P. (“Mosaic Health”), a joint venture with Clayton, Dubilier & Rice (“CD&R”).
•Carelon Insights: Carelon Insights aims to improve the health of the healthcare system by simplifying workflows and providing real-time insights. Carelon Insights' capabilities include payment integrity, subrogation, clinical data exchange through our HealthOS platform, research and data services, reporting and clinical analytics, and information technology services and global business process support. The HealthOS platform is dedicated to facilitating seamless clinical data exchange by establishing connectivity between healthcare providers, Electronic Medical Records (“EMRs”), and our health plans.
Competition
The managed care industry is highly competitive, both nationally and in our local markets. Competition continues to be intense due to aggressive marketing, pricing, bid activity for government-sponsored programs, business consolidations, new strategic alliances, new competitors in the market, a proliferation of new products, technological advancements, the impact of legislative reform, increased quality awareness and price sensitivity among customers and changing market practices, such as evolving care delivery models, including expanded telehealth and digital-first services.
We believe that participants in the managed care industry compete for customers based on quality of service, price, access to care provider networks, access to care management and wellness programs (including health information), innovation, effective use of digital technology, breadth and flexibility of products and benefits, expertise and reputation (including National Committee for Quality Assurance (“NCQA”) accreditation status as well as CMS Star Ratings), brand recognition and financial stability. Our ability to attract and retain customers is substantially tied to our ability to distinguish ourselves from our competitors in these areas.
We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with greater brand recognition over competitive product offerings. Typically, we are the largest participant in each of our BCBS branded markets, and thus are closely watched by other health benefits companies.The strength of the BCBS brand, combined with our scale, network assets, and local-market expertise, supports competitive positioning across customer segments, including national accounts.
Product pricing remains competitive, and we strive to price our health benefit products and design our Medicare and Medicaid bids consistent with anticipated underlying medical trends. We believe our pricing and bid strategy, based on predictive modeling, proprietary research and data-driven processes, has positioned us to pursue growth opportunities available through entry into new markets, expansions in existing markets and in response to future changes to the current regulatory scheme. We believe that our pricing and bid strategy, brand name and network quality will provide a strong foundation for membership growth opportunities in the future.

Our provider networks give us a highly competitive unit cost position and provide distinctive service levels which allow us to offer a broad range of affordable health benefit products to our customers. To build our provider networks, we compete with other health benefits plans for the best contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider customer volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the reduction of non-value-added administrative tasks when deciding whether to contract with a health benefits plan.
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

 Our network contracting strategy is focused on ensuring competitive market-based hospital reimbursement terms and timely, appropriate payment for physicians and other clinicians. Across our markets, we deploy multi-year contracting strategies, including fixed rates and standard fee schedules, to enhance cost predictability, mitigate exposure to medical cost inflation, and establish long-term stability with providers. We maintain both broad and narrow provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care our members receive. Increasingly, we are supplementing our broad-based networks with smaller or more cost-conscious networks that are designed to be attractive to a more price-sensitive customer segment, such as Public Exchange customers.
 Our reimbursement strategies are tailored to each market and reflect the degree of consolidation and integration of physician groups and hospitals. Under a fee-for-service reimbursement methodology for physicians, fee schedules are developed at the state level based on an assessment of several factors and conditions, including the CMS resource-based relative value scale system (“RBRVS”), medical practice cost inflation and physician supply of each specialty. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed, and is maintained and updated, by CMS and is used by the Medicare program and other major health plans.
 We also continue to expand physician incentive contracting, which ties physician payment levels to performance on efficiency, clinical and patient experience measures. While we generally do not use full-risk capitation models for physician groups, we employ capitation arrangements in selected markets where they help reduce underwriting risk and effectively manage total cost of care. Our broader provider engagement strategy increasingly centers on value-based contracting across our Commercial, Medicare, and Medicaid businesses. These arrangements reward adherence to evidence-based care guidelines and encourage providers to improve overall quality and manage total cost of care over time. Our portfolio of value-based models is designed to provide options for our providers as they move from traditional fee-for-service to value-based care. To support performance in these models, we share actionable data such as gaps-in-care information, risk insights, and utilization patterns; in some arrangements, providers also share data to strengthen program administration and risk assessment.
Our hospital reimbursement approaches vary by market but commonly include per-case payments for inpatient services and fixed case rates, fee schedules, or percentage-of-charges methodologies for outpatient services. Per-case methodologies incorporate attributes similar to Medicare’s Diagnosis Related Groups system. A small number of hospitals, primarily rural or sole community facilities, are reimbursed based on discounts from approved charges. Our hospital contracts also account for unique facility characteristics, such as teaching status or specialized service lines, as well as the volume of care delivered to our members. Most contracts include pay-for-performance components that link reimbursement to improvements in clinical outcomes, patient safety, and reductions in medical errors. To promote stability and predictability, we frequently utilize multi-year agreements across both physician and hospital settings.
Seasonality
Within our Health Benefits segment, premium revenues for our commercial business are generally not seasonal, and our benefit costs rise as members satisfy their deductibles and out-of-pocket maximums over the course of the year. Seasonality in our Medicaid business can vary depending on the timing of the recognition of premium rates during the year, and we typically experience additional costs in our Medicare business in the fourth quarter to support the annual enrollment period.
Our Carelon Services segment engages in risk-based contracts with members across many health plans including Elevance Health plans. These risk-based contracts allow our Health Benefits segment to reduce medical expense variability by replacing seasonal claims costs with agreed-upon pricing. Seasonality in our Carelon Services segment aligns with the claims and revenue seasonality for services covered, which can vary by Carelon product and line of business. As the year progresses, members will generally reach their deductible and out-of-pocket maximum limit, and benefit expense in our Carelon Services businesses will typically increase.
Medical Management Programs
We have a broad array of medical management activities that facilitate improvements in the quality of care provided to our members and promote cost-effective medical care. These medical management activities and programs are administered and directed by physicians and nurses with the goal of ensuring that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate setting. The medical management programs available to our members may vary depending on the particular plan or product in which they participate. Our objective is to ensure that members receive the right care, safely, at the right time, and in the most appropriate setting.
Our medical policy committee establishes national clinical policies and guidelines, which are reviewed at least annually or updated sooner when new clinical evidence becomes available. We collaborate closely with our contracted physicians and hospitals to support improved clinical outcomes and employ external review where appropriate to ensure that medical determinations reflect the latest evidence-based standards.
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
The physical aspects of health have been traditionally the focus and the priority for healthcare. However, unique life circumstances and experiences impact every individual and their health. We seek to understand our members' health-related social needs to create a healthcare system that synchronizes care delivery for physical, behavioral, social and pharmacy needs. We have invested in a number of strategies to improve how we address our members' health-related social needs. We are advancing our efforts in this area by using industry-standard tools such as the Protocol for Responding to & Assessing Patients’ Assets, Risks & Experiences, co-creating social action plans with our members, connecting members to related social support services, and evaluating the entire process for continuous quality improvement. We have also implemented our

“Food as Medicine” strategy across many of our lines of business to create interventions that not only prevent, manage, and treat diseases but also address food and nutrition insecurity among our members.
We are committed to ensuring that all people, regardless of age, race or ethnicity, sexual orientation, gender identity, disability, and geographic or financial access, can receive individualized care. Harnessing data gives a more complete picture of each member and their health needs and can help make healthcare more personalized. Strengthening communities has a positive effect on health; therefore, we value and nurture our local ties, which are a key component of our whole-health approach and drive us to work closely with community organizations that create support networks. Using our data, we also identify the resources needed to support local residents, including the people who we serve, to ensure those resources can better meet local needs.
Care coordination is also one of the strategies we utilize and is based on nationally recognized criteria developed by third-party medical specialists to help coordinate inpatient as well as outpatient care and monitor appropriate utilization of such services. Our case management focuses on identifying membership that will require a high level of intervention and providing assistance to manage their healthcare needs.
Healthcare Quality Initiatives
Increasingly, the healthcare industry is able to define quality healthcare based on effective, safe, equitable and affordable care in preventive health, and optimal care management for chronic disease. A key to our success has been our ability to develop partnerships by working with our network physicians, hospitals, and social resources providers to improve the quality outcomes of the healthcare and social impact services provided to our members, their families, and the community-at-large. Our ability to promote quality medical care and patient safety, address health-related social risks and advance equal opportunity for health access has been recognized by the NCQA, the largest and most respected national accreditation program for managed care health plans.
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
We perform management review for home health and post-acute institutional services provided to Medicare members through Carelon Post Acute Solutions, with the goal of ensuring they receive appropriate, high-quality care and supporting their transition back into the home. Effective management of these services can help reduce preventable hospital admissions and readmissions, thereby improving healthcare outcomes for patients. Additionally, Carelon Medical Benefits Management has developed programs to address healthcare quality by identifying and closing care gaps. A social determinants of health program screens our members for social needs and connects members to appropriate community resources to encourage better care outcomes. Our post-acute solutions and medical benefits management programs help facilitate improvements in the quality of care provided to our members and promote cost-effective, affordable medical care.
BCBSA Licenses
We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive, use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national association of independent Blue Cross and Blue Shield companies, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. Although previously we did not have a right to sell products and services using the BCBS names and marks outside of our exclusive service areas, under the terms of the In re Blue Cross Blue Shield Antitrust Litigation subscriber settlement agreement and release (the “Subscriber Settlement Agreement”), some large national employers with self-funded plans (specifically identified in the Subscriber Settlement Agreement) have a right to request a second Blue plan bid in addition to a bid from the local Blue plan, effective as of September 2024.
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
The Consolidated Appropriations Act of 2023
The Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redetermination from the COVID-19 Public Health Emergency, initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. CMS required states to complete Medicaid eligibility redeterminations by December 31, 2025.
In addition, subsequent budget reconciliation legislation enacted during 2023-2025 included provisions affecting Medicaid eligibility enrollment and program financing, which may influence state Medicaid policies and beneficiary coverage dynamics over time.
The Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that have impacted, and continue to impact, our business. These provisions include extending the American Rescue Plan Act of 2021's enhanced PTCs through 2025; imposing a new corporate alternative minimum tax; establishing a one percent excise tax on repurchases of stock by issuers; authorizing CMS to negotiate prices on a limited set of Medicare prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. From 2021 to 2025, Individual market enrollment grew significantly, driven in part by enhanced PTCs, which reduced Public Exchange coverage premiums for individuals who qualified. This, in combination with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. The enhanced PTCs expired on December 31, 2025. As a result, the amount of Public Exchange coverage premiums may increase for those individuals previously receiving the enhanced PTCs, which may negatively impact individual market enrollment.
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
In September 2024, the Tri-Agencies issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies is necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging these final regulations.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and HMOs based on the Risk-Based Capital (RBC) For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2025, the RBC levels of our insurance and HMO subsidiaries exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements for a licensee of the BCBSA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” included in Part II, Item 7 of this Annual Report on Form 10-K.
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

Approximately 53.5% and 18.7% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2025. Approximately 54.2% and 18.4% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2024.
•The creation of an incentive payment program for Medicare Advantage plans. CMS developed the Medicare Advantage Star Ratings system, which awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star Ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 or higher. The methodology and measures included in the Star Ratings system can be modified by CMS annually. Our 2025 Star Ratings, which are used for payment year 2026, reflect that approximately 40% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher. CMS released our 2026 Star Ratings in October 2025, which will be used to determine our Medicare Advantage bonus payments in 2027. Our 2026 Stars Ratings reflect that approximately 59% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher, or the equivalent.
•The implementation of a Medicare Advantage payment formula, which prevents reimbursement rates from increasing as much as otherwise would be expected.
We continue to participate in the Public Exchange in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. In 2025, we expanded our operations into select service areas in Florida, Maryland, and Texas through our Simply Healthcare and Wellpoint brands. Going forward, we expect the Public Exchange to be influenced by policy and regulatory changes, particularly around federal subsidies, compliance requirements and market stability.
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
Pharmacy Services and Drug Benefit Regulation
Pharmacy services, including pharmacy benefit managers, are regulated at both the federal and state levels and must comply with federal and state statutes and regulations governing a pharmacy benefit manager's business, including, but not limited to, pharmacy network restrictions and configurations, formulary management, affiliate pharmacy reimbursement, anti-steering to affiliated pharmacies, prohibition on pharmacy claim processing/transaction fees, pharmacy effective rates, guarantees and reconciliations, reimbursement pricing type mandates, purchase discount and/or rebate arrangements with drug manufacturers, price transparency, restrictions on spread pricing, rebate pass-through obligations, advertising and licensing. Regulation in the states varies dramatically and ranges from licensure of pharmacy benefit managers as third-party administrators, licensure specifically as a pharmacy benefit manager, and licensure accompanied by additional disclosures and limitations of business practices to varying degrees.
Pharmacy benefit managers are also subject to continued changes in public policy, legislation, laws, and regulations relating to drug benefits and pharmacy services, which include, but are not limited to, (1) federal policy changes to set the prices for a subset of drugs covered under the Medicare program, (2) reforms to the Medicare drug benefit, such as beneficiary cost-sharing changes that aim to lower consumer costs and prohibit pharmacy benefit managers and their affiliates from deriving income based on the price of the drug, (3) prior authorizations of drugs, (4) prohibiting exclusive specialty and mail pharmacy networks, (5) limiting pharmacy accreditation and credentialing requirements, (6) consumer choice/any willing provider requirements, and (7) prohibiting steering to affiliated pharmacies. These changes in public policy, legislation, laws, and regulations have the potential to have broad impacts on our pharmacy benefit management services and could materially adversely affect our business.
Our pharmacy services business includes home delivery and specialty pharmacies, infusion services, injectable therapies and clinic-based pharmacies, which must be licensed as pharmacies in the states in which they are located. Certain pharmacies must also register with the U.S. Drug Enforcement Administration (“DEA”) and individual state-controlled substance authorities to dispense controlled substances. In addition to adhering to the laws and regulations in the states where our pharmacies are located, we may also be required to comply with certain laws and regulations in certain states into which one of our pharmacies delivers prescription drugs, including those requiring us to register with Boards of Pharmacy as a non-resident pharmacy. These non-resident states generally expect our pharmacies to follow the laws of the state in which the pharmacies are located, but some non-resident states also require us to comply with certain of their pharmacy regulations. Additionally, pharmacies that participate in Medicare or Medicaid pharmacy networks are required to comply with applicable Medicare and Medicaid provider rules and regulations.
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
Federal regulations have been finalized in the following areas that will continue to materially impact our operations:
•Federal regulations on data interoperability that require claims data to be made available to third parties unaffiliated with us that may not be HIPAA regulated; and
•Federal regulations requiring hospitals and health insurers to publish negotiated prices for services, including the health plan price transparency regulations (the “Health Plan Transparency Rule”) issued in October 2020 by the HHS and U.S. Departments of Labor and Treasury (collectively, the Tri-Agencies).

Beginning in July 2022, the Health Plan Transparency Rule required us to disclose, on a monthly basis, detailed pricing information regarding negotiated rates for all covered items and services between the plan or issuer and in-network providers and historical payments to, and billed charges from, out-of-network providers. Additionally, beginning in 2023, we were required to make available to members personalized out-of-pocket cost information and the underlying negotiated rates for 500 covered healthcare items and services, including prescription drugs. Effective January 1, 2024, this ongoing requirement has expanded to include all items and services. In December 2025, the Tri-Agencies published a proposed rule that would revise the structure and content of the machine readable files issuers must submit under the Health Plan Transparency Rule, which could result in additional administrative burden and costs.
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
Human Capital
The foundation of our strategy starts with our culture, and our associates are critical to fulfilling our purpose of improving the health of humanity. As of December 31, 2025, our employee population, including all full-time, part-time and temporary workers, consisted of approximately 97,100 individuals, 71,900 in the United States and 25,200 internationally. Ninety-nine percent of our total workforce is employed full-time, at least 33 hours a week.
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
Culture, Engagement and Inclusion
Each year we conduct internal associate engagement surveys that provide our associates with an opportunity to share their opinions and experiences with respect to their roles, their teams and the Company, and we also offer online feedback tools. Our management team reviews, monitors and analyzes associate feedback and acts on responses to identify opportunities to adjust our policies and benefits to improve our associates’ experiences. In addition, in 2025, over 20% of our U.S. workforce participated in our Business Resource Groups, or BRGs, which provide associates meaningful opportunities to connect, collaborate and grow. These voluntary, associate-led communities, which are open to all of our associates, help to foster an environment of inclusivity, respect and collaboration. To further engage and reward our associates, we have an associate recognition program called IMPACT that empowers all associates to recognize their colleagues for their contributions to our Company and to celebrate both personal and professional milestones, whether recognition is for going “above and beyond” or simply to express thanks.
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
Fair Pay
Elevance Health is committed to maintaining a fair and equitable pay workplace grounded in our pay-for-performance philosophy. We benchmark compensation by role, have eliminated inquiries into applicants’ prior pay, and regularly monitor the pay of our workforce for potential disparities. Each year, we conduct a comprehensive pay equity analysis to ensure associates performing similar work in similar capacities are compensated fairly and equitably. In 2025, we completed a rigorous gender and race pay equity review of our U.S. associates using an industry-leading third-party platform. After accounting for neutral, job-related factors, the analysis found that female associates earn more than 99 cents for every dollar earned by similarly situated male associates, and ethnic minority associates earn more than 99 cents for every dollar earned by similarly situated white associates. We remain committed to preventing unexplained pay gaps and will continue to monitor our practices and proactively address any disparities to ensure equitable pay for all associates.
Talent Development and Retention
Growing, developing and retaining our talent internally is key to our succession plans and our ability to lead at our best every day. To inspire a high-performance culture, promote talent excellence and accelerate growth and innovation, we offer individual, career and leadership development opportunities (including a focus on the responsible adoption and use of AI and other technologies), encouraging associates to continually learn, grow and expand their skill sets. We offer various instructor-led and virtual instructor-led programs and maintain a vast curriculum of relevant, on-demand learning and development resources. In 2025, we invested a significant amount in human capital development, averaging approximately 26 hours of training and development per associate.
Health, Wellness and Safety
We have the privilege of touching the lives of millions of people each day, starting with the health and safety of our own associates. To improve the health, wellbeing and safety of our associates, we offer a comprehensive compensation package, including competitive salaries, a 401(k) plan and medical, dental, vision and disability coverage. In addition, we offer our associates wellness and behavioral health programs and tools to help them get and stay healthy and more easily manage their work and personal lives. We have a mixed in-office, hybrid and remote workplace strategy, and we foster associate engagement through a variety of activities in our key office locations.

Information About Our Executive Officers
The following sets forth certain information regarding our executive officers and Chief Accounting Officer as of February 1, 2026.

Name	Age	Position
Gail K. Boudreaux	65	President and Chief Executive Officer
Mark B. Kaye	46	Executive Vice President and Chief Financial Officer
Ryan R. Craig	46	Executive Vice President and Chief Human Resources Officer
Peter D. Haytaian	56	Executive Vice President and President, Carelon and CarelonRx
Charles M. Kendrick, Jr.	60	Executive Vice President and President, Commercial Health Benefits
Ratnakar V. Lavu	55	Executive Vice President and Chief Digital and Information Officer
Felicia F. Norwood	66	Executive Vice President and President, Government Health Benefits
Erin M. Wessling	48	Executive Vice President and Chief Legal Officer
Ronald W. Penczek	61	Chief Accounting Officer and Controller
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
Mr. Craig has been serving as our Executive Vice President and Chief Human Resources Officer since August 2025. From January 2025 until August 2025, he served as our Chief Talent Officer & Interim Chief Human Resources Officer, and as our Chief Talent & Diversity Officer from October 2024 until January 2025. Prior to that, he served as our Chief Talent Officer from January 2024 until October 2024. Prior to joining us, he served as Head of People at Ralph Lauren Corporation (lifestyle products company) from May 2022 until January 2024, and Chief Talent Officer at UHGI from May 2018 until May 2022. Prior to joining UHGI, Mr. Craig served as Global Senior Director at Apple, Inc. (technology company) from 2011 to 2018, as well as Director of Human Resources and Director of Learning & Development/Talent Acquisition at The Ritz Carlton Hotel Company, LLC (hotel chain) from 2008 to 2011 and from 1999 to 2007, respectively.
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
Mr. Lavu has been serving as our Executive Vice President and Chief Digital and Information Officer since February 2024. Prior to joining us, he served as Global Chief Digital Information Officer of Nike, Inc. (“Nike”) (retailer) from July 2019 to February 2023. Prior to Nike, he served as Chief Technology Officer/CIO of Kohl’s Corporation (“Kohls”) (retailer) from March 2016 to June 2019, and he held various other roles at Kohl's beginning in 2011, including Executive Vice President, Digital Technology, and Senior Vice President of Digital Innovation. Prior to Kohl's, Mr. Lavu served as Chief Technology Officer at Redbox Automated Retail, LLC (retailer) from October 2009 to October 2011.
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
Ms. Wessling has been serving as our Executive Vice President and Chief Legal Officer since August 2025. From January 2025 until August 2025, Ms. Wessling served as our General Counsel and Interim Chief Legal Officer, and as our General Counsel from August 2024 until January 2025. Prior to joining us, she held various leadership roles at The Cigna Group (diversified healthcare company) from November 2021 until July 2024, with her most recent role as Senior Vice President, Chief Counsel. Prior to that, she held various leadership roles at HCSC from 2018 until 2021, with her most recent role as Vice President, Legal. Before joining HCSC, Ms. Wessling served as Principal Legal Counsel at Medtronic plc (“Medtronic”) (healthcare technology company) from 2016 until 2018. Prior to Medtronic, she was an attorney at UHGI from 2008 until 2016.
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

ITEM 1A. RISK FACTORS.
In evaluating our business, the risks described below, as well as the other information contained in this Annual Report on Form 10-K, should be carefully considered. Any one or more of such risks could materially and adversely affect our business, financial condition, results of operations and stock price and could cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect us.
BUSINESS RISKS
If we fail to appropriately predict, price for and manage healthcare costs, the profitability of our products and services could decline, which could adversely affect our business, cash flows, financial condition and results of operations.
Our profitability depends on our ability to appropriately predict and price for healthcare costs. It also depends on our ability to manage future healthcare costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Total healthcare costs are affected by the type, number and unit cost of individual services rendered. Numerous factors affecting healthcare costs may adversely affect our ability to predict and manage such costs, and could adversely impact our business, cash flows, financial condition and results of operations. These factors include, among others: changes in healthcare practices; healthcare utilization patterns; demographic characteristics including the aging population; previously uninsured members entering the healthcare system; short and long-term risks associated with our members' lifestyle decisions; medical cost inflation; increased labor costs; provider and member fraud; evolution of new technologies, drugs and treatments; increased cost of individual services; increased number and cost of prescription drugs; direct-to-consumer marketing by drug manufacturers; clusters of high cost cases; increased use of services, including resulting from pandemics, large-scale medical emergencies, natural disasters, geopolitical instability and other public health crises; and new mandated benefits and treatment guidelines and changes to other regulations impacting our business.
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
We participate in the Public Exchange in many of the states where we offer Medicaid health plans. The Public Exchange markets in general are highly volatile and unpredictable from year to year. We develop each state's Public Exchange market premium rates during the spring of each year for policies effective in the following calendar year. Legislation, regulation enforcement activity and judicial decisions that cause the Public Exchange to operate in a manner different than we projected in setting premium rates, including any potential changes relating to the expiration of enhanced PTCs at the end of 2025, could affect our results. In addition, any variation from our cost expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates, could have an adverse effect on our results of operations, financial position, and cash flows.
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
Pharmaceutical products and services are a significant component of our healthcare costs. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, existing prices, geographical variation in utilization of new FDA-approved pharmaceuticals and new FDA-approved indications for existing pharmaceuticals, current and potential future tariffs and changes in discounts.

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
A significant reduction in the number of enrollees in our health benefits programs, pharmacy services, or diversified products and services could adversely affect our business, cash flows, financial condition and results of operations. Factors that have contributed, and may continue to contribute, to a reduction in enrollment include: reductions in workforce by existing customers; a reduction in Medicaid membership due to the implementation of more stringent eligibility redetermination protocols by state agencies; a general economic upturn that results in fewer individuals being eligible for Medicaid programs; a general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain healthcare coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on Public Exchanges; federal and state regulatory changes, including Medicaid community engagement requirements; changes in procurement practices or funding structures by government agencies; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market or health plan offering; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.
The states in which we operate with the largest concentrations of revenues include California, New York, Virginia, Indiana, Ohio, Georgia, Florida and Texas. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state-specific or regional economic downturns or healthcare coverage changes impacting these states. If any such negative economic conditions fail to improve, we may experience a reduction in existing and new business, which could have an adverse effect on our business, cash flows, financial condition and results of operations.
A cyber-attack or other privacy or data security incident sustained by us or third parties we rely on could result in an unauthorized disclosure of sensitive or confidential information, cause a loss of data, disrupt our operations, give rise to remediation or other expenses, expose us to liability under our contracts and federal, state and international laws, and subject us to litigation and investigations, which could have an adverse effect on our business, reputation, cash flows, financial condition and results of operations.
As part of our normal operations, we collect, process, retain and analyze certain sensitive and confidential information, including personal information subject to privacy, security and data breach notification requirements. Some of the data we process, store and transmit is outside of the U.S. due to the structure of our information technology systems and our internal business operations. We are subject to a variety of continuously evolving federal, state and international laws and rules regarding collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing and disposal of sensitive or confidential information that, depending on the specific business and intended data use, include without limitation, HIPAA's privacy and security rules, HIPAA's HITECH rule, the Gramm-Leach-Bliley Act, the General Data Protection Regulation and numerous state laws governing personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act. Regulators are also imposing new and greater monetary fines or penalties for privacy violations, and jurisdictions where we operate have passed, and continue to propose, data privacy legislation and/or regulations related to Artificial Intelligence (“AI”). We have programs in place to detect, contain and respond to data, privacy and security incidents and provide employee awareness training regarding phishing, malware, and other risks to protect against privacy and cybersecurity incidents. Our facilities and systems, and those of our third-party service providers, including our business associates, are regularly the target of, and may be vulnerable to, cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, negligent or wrongful conduct by associates or others with permitted access to our systems and information, or other threats or catastrophic events. Additionally, there have been, and may in the future be, heightened vulnerabilities due to our remote or varied geographical workforce operations.
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
We have been, and may in the future be, subject to litigation and governmental investigations related to cyber-attacks, privacy incidents and security breaches. Any such future litigation or governmental investigation could divert the attention of management from the operation of our business, result in reputational damage and have an adverse impact on our business, cash flows, financial condition, and results of operations. Moreover, our programs to detect, contain, and respond to data security incidents as well as contingency plans and insurance coverage for potential liabilities of this nature may not be sufficient to cover all claims and liabilities.
Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the misappropriation, compromise, exfiltration, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers or their vendors, previously have and could in the future require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, expose us or our members to the risk of financial or medical identity theft, and result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have an adverse effect on our business, cash flows, financial condition and results of operations.
If we fail to responsibly use and protect data, or if such data is found to be inaccurate or unreliable, our business and customers could suffer adverse consequences.
The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information is regulated at the federal, state, international and industry levels and requirements are also imposed on us and vendors through contracts with clients. We are also subject to various other consumer protection laws that regulate our communications with customers. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. In addition, more jurisdictions are regulating the collection, use and transfer of data across borders. We use de-identified and aggregated data, and sell such data to third-parties, to create analytic models designed to predict, and potentially improve, outcomes and patient care. These laws, rules, regulations and contractual requirements are subject to change, and the regulatory environment surrounding data protection and privacy is becoming more onerous. Compliance with existing or new privacy, security, technology or data protection laws, regulations and requirements may result in increased enforcement and costs, and may constrain or require us to alter our business model or operations.
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
We contract with various federal and state agencies, including CMS, to provide managed health benefits services, such as Medicare Advantage, Medicare Part D, Medicare Supplement, Medicaid, TANF, SPD, LTSS, CHIP, Medicaid expansion programs and various specialty programs, products and services. We also provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicaid or Medicare eligible members, and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We also participate in programs in several states for the care of dual-eligible members. Changes in existing laws or regulations applicable to these programs, or their interpretations, are difficult to predict and could have an adverse effect on our business, cash flows, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are determined, in whole or in part, by the federal government and/or applicable state governments, and base premium rates paid by each state or federal agency differ depending upon a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Rates may be affected by federal and state budgetary constraints. Certain state contracts are subject to cancellation in the event of the unavailability of state funds. Additionally, ongoing CMS changes to the calculation of risk in the Medicare Advantage program may impact our revenue. For example, CMS made significant changes to the structure of the hierarchical condition category model in version 28, which impacted risk adjustment factor (“RAF”) scores for a larger percentage of Medicare Advantage beneficiaries and resulted in changes to beneficiary RAF scores regardless of a change in the patient’s health status. The federal government or any state in which we operate could decrease rates paid to us, pay us less than the amount necessary to keep pace with our cost trends, cancel our contracts retroactively or seek an adjustment to previously negotiated rates. In addition, various states’ Medicare-Medicaid dual-eligible plans are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these programs. For example, CMS will require in future years that health plans offering certain dual-eligible products must also align with integrated Medicaid products in the same service area. Some states are also requiring companies to offer Medicaid within a state and are conducting competitive bid processes to qualify to offer dual-eligible products. An unexpected reduction in payments, inadequate government funding or significantly delayed payments for these programs may adversely affect our business, cash flows, financial condition and results of operations.
Other potential risks associated with Medicare Advantage and Medicare Part D plans include increased medical or pharmaceutical costs, data corrections identified as a result of ongoing auditing and monitoring activities, potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members and limited enrollment periods. Actual results may be materially different than our assumptions and estimates and could have an adverse effect on our business, financial condition and results of operations.
Our contracts with CMS and state governmental agencies contain certain provisions regarding data submission, risk adjustment, provider network and directory maintenance, quality measures, claims payment, timely and accurate processing of appeals and grievances, oversight of service providers, encounter data, continuity of care, call center performance and other requirements specific to federal and state program regulations. We have been subject in the past, and may again be in the future, to administrative actions, fines, penalties, liquidated damages or retrospective adjustments in payments made to our health plans as a result of a failure to comply with these requirements, which has impacted, and in the future could impact, our profitability. We have experienced retroactive rate adjustments by certain state Medicaid agencies in the past, and such rate adjustments may occur in the future. Further, our state Medicaid contracts have not always been renewed, we have not always been awarded new contracts as a result of the competitive procurement process, and in some cases, we have lost members under existing contracts as a result of a post-award challenge by unsuccessful bidders, each of which could take place in the future and have an adverse effect on our business, cash flows, financial condition and results of operations.
The Star Rating System utilized by CMS to evaluate Medicare Advantage Plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment, plans with a Star Rating of 4.0 or higher are eligible for quality-based bonus payments and plans with a Star Rating of 5.0 can market to and enroll members year-round. CMS has made, and continues to make, changes to its Star Rating program that have impacted, and continue to impact, the ability of plans to achieve Star Ratings of 4.0 or higher. CMS released our 2026 Star Ratings in October 2025, which will be used to determine our Medicare Advantage plans' quality bonus payments in 2027. Our 2026 Star Ratings reflect that approximately 59% of our Medicare Advantage members are enrolled in plans rated at least 4.0 stars or higher, or the equivalent, compared to approximately 40% of our Medicare Advantage members being in plans with 2025 Star Ratings of at least 4.0 stars. Uncertainties with respect to future changes to the Star Rating System, which are not determined until after the relevant measurement period, continue to make accurate predictions of each Medicare Advantage plan’s Star Ratings more challenging. If we do not maintain our Star Ratings in future years, or if quality-based bonus payments are reduced or eliminated, we would likely experience a negative impact on our revenues and the benefits that our plans can offer, which could adversely affect the marketability of our plans, our ability to expand our business, our membership levels, and our results of operations, financial condition and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments or may incur penalties.
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
We are periodically subject to government audits, including CMS RADV audits of our Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”), as well as state Medicaid RAC programs. Certain of our contracts currently have pending RADV audits by CMS and the HHS Office of Inspector General that are awaiting CMS finalization. In addition, we routinely perform ordinary course reviews of, among other things, our Medicare Advantage data submitted to CMS. These governmental audits, or changes in how these audits are conducted, including changes that may result from the final RADV Audit rule that was issued in 2023, and our internal reviews, have resulted, and could in the future result, in reports or disclosures for prior, current or future filing years to federal or state regulatory agencies, submission of data corrections, and/or significant adjustments in payments made to our health plans and future Medicare Advantage bids, which could adversely affect our financial condition and results of operations. Governmental regulators and agencies continue to heighten their scrutiny of business and reporting practices within the health services industry with respect to risk adjustment and claims payment. Additionally, state regulators are increasingly conducting audits to assess the quality of services we provide to our Medicare members. If we fail to report and correct errors discovered through our own auditing procedures, during a RADV or RAC audit or during state regulatory audits, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have an adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. In addition, price transparency initiatives, such as the Health Plan Transparency in Coverage Rule, may impact our ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish online payer-specific negotiated charges for each item or service the hospital provides.
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
Our healthcare products that involve greater potential risk generally tend to be more profitable than administrative services products and those healthcare products where the employer groups assume the underwriting risks. Individuals and small employer groups are more likely to purchase our higher-risk healthcare products because such purchasers are generally unable or unwilling to bear greater liability for healthcare expenditures. Typically, government-sponsored programs also involve our higher-risk healthcare products. A shift of enrollees from more profitable products to less profitable products could have an adverse effect on our cash flows, financial condition and results of operations.
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
Our inability to contract with providers, providers attempting to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, the departure of prominent network providers or provider groups to competitors, or the inability of providers to provide adequate care could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, may not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render. State and federal laws, such as the No Surprises Act, define the compensation that must be paid to out-of-network providers in certain scenarios, and related litigation has lessened the weight of the Qualifying Payment Amount during independent dispute resolution processes, which may result in an increase in rates we must pay to out-of-network providers. Further ongoing regulatory developments or judicial interpretations may continue to shift payment responsibilities or calculation methodologies in ways that increase our costs. Both our lack of contracts with certain providers and the development of new federal and state laws could result in significant litigation or arbitration proceedings, including instances in which a provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged, or other increases in rates paid to out-of-network providers.

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
Our pharmacy services business would be adversely affected if we are unable to contract on favorable terms with third-party vendors, including pharmaceutical manufacturers. We delegate certain pharmacy benefit manager services, including, but not limited to, claims adjudication, pharmacy network administration, rebate administration, and advanced home delivery back-end dispensing to CVS pursuant to the CVS Agreement. If CVS fails to provide pharmacy benefit manager services as contractually required, we may not be able to meet the full demands of our customers, which could have an adverse effect on our business, reputation and results of operations. Additionally, we may not maintain favorable terms and conditions, including financial terms, to compete in the market. For additional information on the CVS Agreement, see “Business - Product and Service Descriptions,” in Part I, Item 1 of this Annual Report on Form 10-K.
The failure to properly maintain the integrity or availability of our data, or to successfully maintain, protect and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses, including those that we have acquired as a result of our merger and acquisition activities. Our information systems require an ongoing investment, commitment of significant resources to maintain, integrate, upgrade, enhance and expand existing systems, and development of new systems, including systems powered by or incorporating AI and machine learning (including generative AI), to keep pace with continuing changes in information processing technology, emerging cybersecurity risks, changing customer preferences, evolving industry and regulatory standards and legal requirements, including as a result of the ACA, the Health Plan Transparency Rule, the 2021 Appropriations Act and federal data interoperability regulations. In addition, we may obtain significant portions of our systems-related or other services from independent third parties (and their vendors), which may make our operations vulnerable if such third parties fail to perform and oversee adequately. Further, unauthorized third parties present additional risk, including by propagating misinformation related to products, business and the health industry.
Failure to adequately implement, consolidate, integrate, streamline, maintain and upgrade effective and efficient information systems, including those powered by or incorporating AI, with sufficiently advanced technological capabilities could result in investigations, audits, fines and penalties, competitive and cost disadvantages to us compared to our competitors, contractual damages, and diversion of management’s time, and could have an adverse effect on our business, financial condition and results of operations. Failure or disruption of our performance of, or our ability to perform, key business functions, including as a result of the unavailability of, or cyber-attack on, our information technology systems or those of third parties (including cloud service providers), could decrease response times, lower levels of service satisfaction and harm our reputation and brand. Our systems interface with and depend on third-party systems, hardware, infrastructure and cloud technologies, and we could experience service denials if demand for such service exceeds capacity, or these systems fail or experience interruption. From time to time, we update, transition, acquire, or expand use of our and third-party information technology systems, which may result in heightened vulnerability. Some third-party systems that are necessary for the operation of our business processes are maintained outside of our control but would impact our business operations if compromised as a result of a cyber-attack. Despite our adoption and continued enhancement of business continuity and disaster recovery strategies, there is no guarantee that such efforts will be effective, which could interrupt the functionality of our information technology systems or those of third parties. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and members, which could have an adverse effect on our business and results of operations.
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
As part of our operations, we are making investments in certain AI tools and solutions to enhance our operations and positively impact the experience of our members, and we continue to explore further innovation using AI. The rapid advancement of these technologies presents opportunities for us, but there are risks associated with the development and deployment of AI. We have developed and implemented policies and procedures intended to promote and sustain responsible design, development and use of AI. Our AI-related efforts may give rise to risks related to accuracy, harmful bias, discrimination, intellectual property infringement, data privacy, and cybersecurity, among others. In addition, we may be subject to new or enhanced governmental or regulatory scrutiny, litigation or other liability and ethical concerns, and negative consumer perceptions as to the use of automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Any inadequacy in or failure to comply with our responsible use of AI policies and procedures or emerging laws, regulations and standards governing AI use could cause our technology not to operate as intended or to produce outcomes that could have an adverse effect on our business, reputation, results of operations, financial position and cash flows.

We are subject to risks associated with pandemics, like the COVID-19 pandemic, as well as other extreme events, large-scale medical emergencies and public health crises, which could have an adverse effect on our business, results of operations, and financial condition and financial performance.
A pandemic or other large-scale medical emergency or public health crisis, such as the COVID-19 pandemic, referred to collectively as “public health crises,” may cause illness, death, quarantines, reduced operations or shutdowns of businesses and schools, unemployment, inflation, labor shortages, supply chain interruptions, disruptions in public and private infrastructure and overall economic and financial market instability. The following are some risks that we could experience as a result of future public health crises, all of which could increase our costs, impair our ability to provide services, and have an adverse effect on our business, cash flows, financial condition and results of operations:
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

If any future public health crisis occurs and continues for a prolonged period, these risks could be exacerbated and cause further impact to our business and operations. Additionally, other extreme events such as natural disasters, war, terrorism, increased crime, civil unrest and sanctions could create public health crises, operations disruptions or otherwise have an adverse effect on our business, cash flows, financial condition and results of operations. In the event of a public health crisis, we may need to make temporary policy changes, such as waiving various medical requirements, assisting with replacement medications, transferring prescriptions and expanding our help line. Natural disasters or extreme weather events, such as wildfires, floods, hurricanes, tropical storms, and snow and ice storms, have impacted, and may in the future impact, our customers, associates, facilities and third-party vendors located in the affected area. Furthermore, climate change could result in certain types of natural disasters occurring more frequently or with more intense effects, which could have a long-term impact on general economic conditions and the health benefits and pharmacy services industries in particular.

LEGAL, REGULATORY AND PUBLIC POLICY RISKS

We are subject to significant government regulation, and changes or proposed changes in the regulation of our business by federal and state regulators may adversely affect our business, cash flows, financial condition and results of operations and the market price of our securities.

We are subject to significant state and federal regulation across many aspects of our business, including, but not limited to, licensing, premiums, marketing activities, provider contracting, access and payment standards, and corporate governance and financial reporting matters, as described in greater detail in Part I, Item 1, “Business - Regulation” in this Annual Report on Form 10-K. Further, the integration into our business of entities that we acquire, or our expansion into new businesses or jurisdictions, may increase our regulatory risk and affect how existing laws and rules apply to us.
Frequent and sometimes unpredictable changes to existing laws, rules and regulations or judicial interpretation, application or enforcement thereof, or development of new laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer (and where we offer them), restrict revenue and enrollment growth, increase our costs, including operating, healthcare technology and administrative costs, restrict our ability to obtain new product approvals, modify existing products, and implement changes in premium rates, and require enhancements to our compliance infrastructure and internal controls environment. Any of these developments could adversely impact our business and results of operations. In addition, legislative and/or regulatory policies or proposals that seek to manage the healthcare industry or otherwise impact our business may cause the market price of our securities to decrease, even if such policies or proposals never become effective. In particular, further regulations and modifications to the ACA and laws and regulations stemming from the ACA could impact the market for our products, funding for ACA programs, the regulations applicable to us, the methodologies used to determine our reimbursement, and the fees and taxes payable by us and otherwise affect our business and future operations, any of which may adversely affect our financial condition and results of operations.
Furthermore, legislative or regulatory actions intended to address rising health-care costs or affordability concerns may result in the imposition of additional requirements on health insurers, including mandated benefits, restrictions on premium increases, or other pricing limitations, which could increase costs, constrain pricing flexibility, and adversely affect our financial condition and results of operations.
We expect state legislatures will continue to focus on healthcare delivery and financing issues, including actions to reduce or limit increases to premium payments, provider billing protections, access to care and other reforms of state health insurance markets. State ballot initiatives could also be put to voters that could adversely impact our operating environment. If enacted into law, these state proposals and actions could have an adverse impact on our business, cash flows, operations or financial condition. Additionally, state legislative actions and litigation could impact ERISA pre-emption. Further, Congress has considered, and may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA, including limiting ERISA’s preemptive effect on state laws, and could increase our costs, expose us to expanded liability, permit greater state regulation of our operations, or require us to revise the ways in which we conduct business.
We are required to obtain and maintain insurance licenses and other regulatory approvals to market certain of our products and services, to increase prices for certain regulated products and services and to consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals, as well as future regulatory action by state or federal authorities, could have an adverse effect on the profitability or marketability of our health benefits, pharmacy services, healthcare and other products and services or on our business, financial condition, and results of operations. In addition, changes in government regulations, policies or funding that apply to government-sponsored programs such as Medicare and Medicaid including, among other things, reimbursement levels, quality-based bonus payment determinations, eligibility and redetermination requirements, taxes or assessments for our programs, such as premium taxes on health insurance, benefit coverage requirements, rate-setting methodologies, audit and oversight practices, and additional governmental participation, have adversely affected, and could in the future adversely affect, our business, cash flows, financial condition, and results of operations.
We have experienced past assessments under state or federal insolvency or guaranty association laws applicable to insurance companies, HMOs and other payers, and may experience assessments in the future if, for example, premiums established by other companies for their health insurance products, including certain long-term care products, are inadequate to cover their costs. Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company’s claims through state guaranty associations. We are not currently able to estimate our potential financial obligations, losses or the availability of offsets associated with future guaranty association assessments; however, any significant increase in guaranty association assessments could have an adverse effect on our business, cash flows, financial condition, and results of operations.
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
Certain of our subsidiaries operate internationally and are subject to regulation in the jurisdictions in which they are organized or conduct business related to, among other things, local and cross border taxation, intellectual property, investment, currency rate differentials, management control, labor, anti-fraud, anti-corruption and privacy and data protection, which vary by jurisdiction. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or associates, restrictions or outright prohibitions on the conduct of our business and significant reputational harm and could adversely affect our ability to market our products and services, which may have an adverse effect on our business, financial condition and results of operations.
We face risks related to litigation.
We are, and may in the future be, a party to a variety of private party and governmental legal actions and investigations that may affect our business, such as administrative charges before government agencies, employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims, intellectual property-related litigation and settlements. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, administration and offering of our products and services. These could include claims relating to the denial or limitation of health benefits; federal and state false claims act laws; dispensing of drugs associated with our pharmacy services business; professional liability claims arising out of the delivery of healthcare and related services to the public; development or application of medical policies and coverage and clinical guidelines; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over reimbursement and contracts; provider tiering programs; narrow networks; termination of provider contracts; the recovery of overpayments from providers; fee-based business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business practices; the failure to comply with various state or federal laws, including but not limited to ERISA and the Mental Health Parity Act; the calculation of minimum MLR and rebates related thereto; claims related to privacy, intellectual property and vendor disputes; claims related to our use of personal information and other proprietary data; and customer audits and contract performance, including government contracts. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations and cash flows.
We are also involved in, or may in the future be party to, pending or threatened litigation incidental to the business we transact or arising out of our operations, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets. From time to time, we are involved as a party in various governmental inquiries, investigations, audits, reviews and administrative proceedings, including challenges relating to the award of government contracts. These investigations, audits and reviews include routine and special investigations by state insurance departments, various federal regulators including CMS and the HHS Office of Inspector General, state attorneys general, the Department of Justice, and various offices of the U.S. Attorney General. Following an investigation, we may be subject to civil or criminal fines, penalties, and other sanctions if we are determined to be in violation of applicable laws or regulations. Liabilities that may result from these actions could have an adverse effect on our cash flows, results of operations and financial condition.
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
We continue to evolve our business to offer products and services beyond traditional health insurance, including digital health technology, pharmacy services, home health, and behavioral and clinical care services, which subjects us to litigation and regulatory risks that are different from our traditional product and services offerings and may adversely affect our exposure to other risks.
The direct provision of healthcare services by certain of our subsidiaries involves risks of additional litigation brought against us or our associates for alleged malpractice or professional liability claims arising out of the delivery of healthcare and related services. In addition, liability may arise from maintaining healthcare premises that serve the public. Further, payment disputes with third party payers may result in unexpected reduction in payments or significantly delayed payments for health-care services delivered which may adversely affect our business, cash flows, financial condition and results of operations. Behavioral health services may also raise the risk profile of our business given the critical and sensitive nature of the services provided. In addition, we are, to a certain extent, self-insured with regard to litigation risks, including claims of medical malpractice against our affiliated physicians and us, and it is possible that the level of actual losses will significantly exceed the liabilities recorded for our estimates of the probable costs resulting from self-insured matters. The defense of any actions may result in significant expenses, and if we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our business, cash flows, financial condition and results of operations. As we become more involved in direct care delivery and the provision of other services, such as crisis management services, there will be an increased possibility of litigation.
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
We rely on agreements with customers, confidentiality agreements with associates and third parties, and our trademarks, trade secrets, copyrights and patents to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. Litigation and misappropriation of our proprietary information could hinder our ability to market and sell products and services, which could adversely affect our results of operations, financial position and cash flows. Further, certain of our businesses use, develop or sell software products that may contain unexpected design defects or may encounter unexpected complications during integration or when used with other technologies utilized by the customer. A failure of these products to operate as intended and in a seamless fashion with other products could also adversely affect our results of operations, financial position and cash flows. In addition, the design of certain of our software products may expose us to allegations of intellectual property infringement and/or intellectual property infringement litigation, which could result in adverse outcomes.

Our pharmacy services business and pharmacy related operations are subject to various risks and uncertainties.

We provide pharmacy services and are responsible to regulators, our members and customers for the delivery of those pharmacy services that we contract to provide. Our pharmacy services business is subject to the risks inherent in the dispensing, packaging, fulfillment and distribution of pharmaceuticals and other healthcare products, including exposure to liabilities and reputational harm related to clinical quality, patient safety, infusion center operations, and other risks inherent in these activities, and other operational errors by us or our pharmacy services suppliers. Any failure by us or one of our pharmacy services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our pharmacy services business to civil and criminal penalties.
Our pharmacy services business is subject to federal and state laws and regulations that govern its relationships with pharmaceutical manufacturers, physicians, pharmacies and customers, including without limitation, federal and state anti-kickback laws, beneficiary inducement laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of mail-service pharmacies, as well as an increasing number of licensure, registration and other laws and accreditation standards that impact the business practices of a pharmacy services business. In addition, the pharmacy services business, which conducts business through home delivery, infusion and specialty pharmacies, is subject to federal and state laws and regulations, including those of state boards of pharmacy, individual state-controlled substance authorities, the U.S. Drug Enforcement Agency and the U.S. Food and Drug Administration. Growth of our home delivery, specialty pharmacy and infusion services businesses subjects us to an increase in licensure requirements, and to statutory, regulatory and operational risks due to the integrated nature of our pharmacy services business. Also, we and our third-party vendors are subject to certain registration requirements and state and federal laws related to the practice of pharmacy. Noncompliance with applicable laws and regulations by us or our third-party vendors could have adverse effects on our business, results of operations, financial condition, liquidity and reputation.
Federal and state legislatures and regulators also regularly consider new laws and regulations as well as changes to existing requirements that could adversely affect current industry practices and our business. These new and changing laws and regulations include or could include changes to compensation, prohibitions or limitations on spread pricing contracting, requirements regarding rebates and/or fees, additional data reporting to plan sponsors and public sources, restrictions on the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, prohibitions on pharmacy steering and pharmacy network reimbursement methodologies, and reporting requirements, as well as greater state regulation of pharmacy benefit managers, their ownership of pharmacy services and state involvement in the self-insured and Medicare Part D markets, which are typically preempted by federal law. Further, various government agencies have conducted and continue to conduct investigations and studies into certain pharmacy services practices, which have resulted and may in the future result in pharmacy benefit managers agreeing to civil penalties, including the payment of money and entry into corporate integrity agreements, or could adversely impact the pharmacy services business model.
Recently, California enacted legislation that significantly regulates pharmacy benefit managers and pharmacy pricing practices. The law imposes requirements related to price transparency, restrictions on spread pricing, rebate pass-through obligations, licensing, and fiduciary duties. In addition, Congress recently passed the Consolidated Appropriations Act of 2026, which includes pharmacy benefit manager reforms requiring pharmacy benefit managers to remit all rebates, fees (other than bona fide service fees), and other remuneration received from entities such as manufacturers and group purchasing organizations to commercial plan sponsors, and to provide detailed commercial claims reporting, effective thirty months after enactment. The legislation also imposes extensive reporting requirements and delinks pharmacy benefit manager compensation in Medicare Part D by prohibiting pharmacy benefit managers from receiving remuneration related to Part D drugs in any form other than bona fide service fees that cannot be based on a drug’s price, effective in 2028. There continues to be the potential that similar or additional legislation may be adopted at the state or federal level. These changes in legislation within the prescription drug industry and pharmacy benefit management practices have both short-term and long-term impacts that could have an adverse effect on our business and results of operations.

We are a party to license agreements with the BCBSA that entitle us to the exclusive and, in certain areas, non-exclusive use of the BCBS names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, cash flows, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, and failure to comply with those requirements could result in a termination of the license agreements. The license agreements may be modified by the BCBSA, which could have an adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. As of December 31, 2025, we provided health benefit and other healthcare services to approximately 34 million Blue Cross and/or Blue Shield enrollees. If we or another BCBS licensee are not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have an adverse effect on our business, cash flows, financial condition and results of operations.
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
Upon termination of either license agreement, the BCBSA would have the right to impose a “Re-establishment Fee” upon us, which would be used in part to fund the establishment of a replacement Blue Cross and/or Blue Shield licensee in the vacated service area. The fee is set at $98.33 per licensed enrollee. If the Re-establishment Fee were applied to our total Blue Cross and/or Blue Shield enrollees of approximately 34 million as of December 31, 2025, we would be assessed approximately $3 billion by the BCBSA. As a result, termination of the license agreements would have an adverse effect on our business, cash flows, financial condition and results of operations. For more information on the BCBSA license agreements, including requirements, restrictions and termination events set forth in these license agreements, see Part I, Item 1, “Business - BCBSA Licenses” of this Annual Report on Form 10-K.

Indiana law, other applicable laws, our articles of incorporation and bylaws, and provisions of our BCBSA license agreements may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests.
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

The health benefits industry is subject to negative publicity and sentiment, which could adversely affect our business, cash flows, financial condition and results of operations.

Negative publicity and sentiment in the healthcare industry is driven by factors that include, but are not limited to, premium rates, prior authorization practices, cost of care initiatives, level of customer satisfaction with our products and services and debate about current or proposed legislation. Such publicity and sentiment may lead to increased regulation and legislative review of industry practices, which may increase business costs and impact profitability by constraining our ability to market, maintain or expand our product and service offerings and result in increased regulatory oversight of our operations. Negative publicity and sentiment regarding the health benefits industry in general, the BCBSA, other BCBSA licensees, us, or our key vendors could limit our ability to attract and retain talent, impact the security of our workforce, and adversely affect our business, cash flows, financial condition and results of operations.

STRATEGIC RISKS

We face competition in many of our markets, and if we fail to adequately adapt to changes in our industry and develop and implement strategic growth opportunities, our ability to compete and grow may be adversely affected.

As a health company offering health benefits, pharmacy services and other diversified products and services, we operate in a highly competitive industry that is subject to significant changes from and competition due to legislative reform, business consolidations, new strategic alliances, new market entrants, aggressive marketing practices, technological advancements and changing market practices. We also must respond to pricing and other actions taken by existing competitors, suppliers, and new entrants that could disrupt our business. These factors have produced and will continue to produce significant pressures on our profitability and membership. Furthermore, decisions to buy our products and services are increasingly made or influenced by consumers, through means such as direct purchasing (for example, Medicare Advantage plans) and insurance exchanges that allow individual choice, or by large employers that may increasingly be able to contract directly with providers. Our success and future growth depend on our ability to compete effectively under these unique market pressures in the consumer-driven marketplace, and our ability to develop and deliver innovative and potentially disruptive products and services to satisfy evolving market demands.
In addition, the pharmacy services industry is highly competitive, and our pharmacy services business unit is subject to competition from national, regional and local pharmacy services providers, other insurers, health plans, large retail pharmacy chains, large retail stores, supermarkets, mail order, web, and direct-to-consumer pharmacies, discount cards and specialty pharmacies. Strong competition within the pharmacy services business has generated greater demand for lower product and service pricing and enhanced product and service offerings. Our inability to maintain positive trends, satisfy financial commitments to customers, or to contract on favorable terms with CVS, wholesalers or pharmaceutical manufacturers for, among other things, rebates, discounts, administrative fees and inventory purchase prices, or a failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain customers, negatively impact our margins and have an adverse effect on our business and results of operations. In addition, legislative reforms such as the regulation issued by HHS related to rebates and the

2021 Appropriations Act, which requires reporting of plan spending, the cost of plan pharmacy benefits, enrollee premiums and any manufacturer rebates received by the plan or issuer, may adversely affect our competitive position, cash flows, financial condition and results of operations.
In order to achieve our long-term financial targets, we need to not only grow our profitable medical membership, but also continue to profitably grow and diversify our sources of revenue and earnings, including through the increased sale of our pharmacy services, both integrated and external, other healthcare services and products, and specialty products, expand our products and services and establish new cost of care solutions. If we are unable to execute our strategy with respect to the growth of our healthcare, pharmacy services, and other diversified products and services businesses, or if we are unable to acquire or develop and successfully manage new opportunities that further our strategic objectives and differentiate our products and services from our competitors, our ability to profitably grow our business could be adversely affected.
We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our healthcare products, particularly with respect to individuals, seniors and certain group customers. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address legislative changes, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors for these services or that competitive pressures faced by us will not adversely affect our business, cash flows, financial condition and results of operations.

For additional information, see “Business - Competition” in Part I, Item 1 of this Annual Report on Form 10-K.

We have built a significant portion of our current business through mergers and acquisitions, joint ventures, strategic alliances and investments, and although we expect to pursue such opportunities in the future, we are subject to risks resulting from such business combinations.

The following are some of the risks associated with mergers, acquisitions, divestitures, joint ventures and strategic alliances and investments, referred to collectively as business combinations, that could have an adverse effect on our business, cash flows, financial condition and results of operations:
•some business combinations may not achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth projections or other anticipated benefits;
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
•we may not be able to obtain required regulatory approval for an acquisition, in a timely manner, or at all, and government actions such as actions by the Federal Trade Commission, Department of Justice, or state governmental agencies may affect our ability to complete our business combinations, which could result in additional expenditures required to develop products and services internally, place us at a competitive disadvantage, or impact market perceptions of our business and brand;
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

Our success depends on our ability to attract, develop and retain qualified associates, including those with diverse backgrounds, experience and skill sets, to operate and expand our business. We face intense competition for experienced and highly skilled associates, and we may be unable to attract and retain such associates, or competition among potential associates may result in increasing salaries. Further, adverse changes to our corporate culture could harm our business operations and our ability to retain key associates and executives. An inability to retain and attract associates and executives could have an adverse effect on our business, cash flows, financial condition and results of operations.
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
Restrictions on our ability to obtain funds from our regulated subsidiaries could limit our ability to repurchase shares, pay dividends and meet our obligations and adversely affect our business, cash flows, financial condition and results of operations.

As a holding company, we are dependent on dividends and administrative expense reimbursements from our subsidiaries. Among other restrictions, state insurance and HMO laws restrict the ability of most of our regulated subsidiaries to pay dividends. In some states, we have made special undertakings that may further limit the ability of our regulated subsidiaries to pay dividends. Our ability to repurchase shares, pay dividends to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may adversely affect our business, cash flows, financial condition and results of operations.
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

Claims-paying ability, financial strength and debt ratings by nationally recognized credit rating organizations are important factors in establishing the competitive position of insurance and health benefits companies. We believe our strong credit ratings are an important factor in marketing our products to customers. In addition, if our credit ratings are downgraded or placed under review, our business, cash flows, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future.

The value of our intangible assets may become impaired.
As of December 31, 2025, we had approximately $39.5 billion of goodwill and other intangible assets, representing 32.5% of our total consolidated assets. In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets for potential impairment, using assumptions and judgments regarding the estimated fair value of our reporting units. Estimated fair values might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
The value we place on intangible assets may be adversely impacted if existing or future business combinations fail to perform in a manner consistent with our assumptions. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and other intangible assets. Further, the estimated value of our reporting units may be impacted by any future changes to laws and regulations, macroeconomic developments, shifts in competitive dynamics, or other factors that alter the expected cash flows of our reporting units, which could unfavorably affect the carrying value of certain goodwill and other intangible assets and result in impairment charges in future periods. Any future evaluations requiring an impairment of our goodwill and other intangible assets could adversely affect our results of operations and shareholders’ equity which could, in turn, negatively impact our debt ratings or adversely impact our compliance with existing debt covenants.
The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets, recent changes in interest rates and currency exchange rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur and impairments may be charged to income in future periods, resulting in recognized losses.
GENERAL RISKS

We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

•adverse or volatile securities and credit market conditions, which could impact our ability to meet liquidity needs or increase our financing costs;
•any requirement to restate financial results in the event of inappropriate application of accounting principles or the identification of errors or misstatements;
•changes in tax laws and regulations, uncertainty in the interpretation of tax laws and regulations or unfavorable resolutions of exams that could impact the future value of our deferred tax assets and deferred tax liabilities, or result in significant one-time charges in the current or future taxable years or otherwise adversely impact our effective tax rate;
•a significant failure of our internal control over financial reporting or a failure to remediate identified deficiencies;
•provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers or exposes us to regulatory scrutiny or liability; and
•failure of our corporate governance policies or procedures or breakdowns in oversight that could impair risk management, compliance, or strategic execution.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
We operate in a highly regulated industry. Federal, state and international laws and regulations and contractual commitments guide our collection, use and disclosure of confidential information such as protected health information, personal financial information and personally identifiable information. Our success depends on maintaining a high level of trust among our stakeholders, including our customers, business partners, providers, regulators and associates. Failure to effectively secure, maintain and upgrade our information systems, or the availability and integrity of our data, could adversely affect our business, including our business strategy, cash flows, financial condition and results of operations.
Cybersecurity Risk Assessment
Our comprehensive cybersecurity and risk management programs are part of our continuously evolving enterprise-wide risk management practices. Aligned and measured against the National Institute of Standards and Technology (NIST) Cybersecurity Framework, recognized best practices and standards for cybersecurity and information technology, industry and government standards and other guidelines, our cybersecurity and risk management programs utilize policies, processes, and technologies to identify, assess, manage and mitigate cybersecurity risks and threats we face. We also conduct periodic reviews and updates to uphold our security standards, including implementation of tabletop crises exercises. Our management implements ongoing and annual risk assessment processes to identify and manage risks that could affect our ability to safeguard sensitive data or provide reliable transaction processing and to minimize financial risk exposure. These risks include, but are not limited to, legal and regulatory compliance; third-party management, including risks from business partners and software providers; mergers and acquisitions; system availability and disruption of business operations; data use and security; vulnerability and configuration management; fraud and extortion; and reputational risk.
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
In addition to our internal Information Security teams, we utilize trusted third-party auditors and recognized cybersecurity consultants and certified assessors, to assess our cybersecurity risks, related controls, and alignment to relevant regulatory and legal requirements. A third-party evaluates our information security policies, standards and control environment at least annually. Assessments and testing protocols are performed by third parties against industry best practices and widely recognized security frameworks.
We face many cybersecurity risks in connection with our business. As of December 31, 2025, no known cybersecurity threats have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, cash flows, financial condition or results of operations; however, future cybersecurity incidents or threats may materially affect us, including by affecting our business strategy, results of operations or financial conditions. See Part I, Item 1A, “Risk Factors” for more information on our cybersecurity-related risks.
Management and Governance of Cybersecurity Risk
To manage our cybersecurity risk, we employ a cross-organizational steering committee, the Information Security Steering Committee (“ISSC”), that supports the direction and governance of our enterprise-wide Information Security Program. The ISSC is chaired by our Chief Information Security Officer (“CISO”) and is comprised of senior business leaders including our Chief Compliance Officer (“CCO”), Chief Risk Officer (“CRO”), legal counsel, and human resources, procurement and business segment leaders.

In addition to the ISSC, we have defined risk functions to cover overall enterprise risks and information technology and cybersecurity risks within our enterprise risk management framework, including, but not limited to: our IT Risk Management Program, led by our CISO; our Responsible Artificial Intelligence (“RAI”) Program, led by our Chief Digital and Information Officer; Compliance, led by our CCO; Internal Audit, led by our Chief Audit Executive (“CAE”); Enterprise Risk Management programs led by our CRO; Third-Party Risk Management, comprised of business and information security leaders; IT due diligence processes, led by business, technology and information security leaders; and our Corporate Insurance Program, including cybersecurity insurance, led by our Treasurer.
To evaluate cybersecurity and privacy incidents and enable us to comply with public disclosure requirements, we have a Privacy and Security Incident Response and Reporting Policy and Procedure (the “Policy”) with defined escalation criteria (the “Plan”) in support of our incident response processes. The Plan provides a framework to our Cyber Incident Response Taskforce, comprised of our Chief Privacy Officer (“CPO”), our CISO, legal counsel and business and corporate services leaders, for responding to cybersecurity incidents. The Policy, together with the Plan, identifies applicable requirements for incident disclosure and reporting and also provides protocols for incident evaluation based on the facts and circumstances of each incident, including the use of third-party service providers and partners, processes for notification and internal escalation of information to our senior management, including to our chief legal officer and CEO, a subcommittee of our SEC disclosure committee, and, ultimately, our Board of Directors and appropriate Board committees. The Policy also addresses requirements for our external reporting obligations. The Policy is reviewed and updated, as necessary, under the leadership of our CISO and CPO.
Our Board oversees and guides our business and oversees our exposure to major risks, including steps taken by management to monitor and mitigate cybersecurity risks. The Board receives and reviews periodic reports from management on various risks, and delegates to its Audit Committee certain oversight responsibilities. The Board monitors cybersecurity risks and receives a report at least quarterly from our CISO regarding our Information Security Program. In addition, certain cybersecurity incidents are escalated to the Board in accordance with our Plan as described above. Periodically, the Board also receives third-party assessments of our information security. The Audit Committee receives regular updates on both information security and data privacy matters, and oversees data privacy, integrity, incident and breach risks.
Cybersecurity Expertise
Our Information Security Program is designed to minimize risk and safeguard the data of our members, customers, and associates. The program is led by our Chief Digital and Information Officer and our CISO, both of whom have extensive backgrounds in information security and technology. Our Chief Digital and Information Officer has more than 25 years of experience, including leading enterprise digital transformation initiatives at major corporations, while our CISO brings over 25 years of experience across technical, operational, and strategic security leadership roles in global organizations.
Our associates, including those responsible for cybersecurity, are evaluated for competence, including the knowledge and skills necessary to accomplish tasks that define associates’ roles and responsibilities, and undergo regular training regarding security-awareness, privacy, ethics and compliance. Our job summaries contain specific educational and knowledge requirements necessary for cybersecurity jobs. In addition, a criminal background check is completed for all new associates and performance reviews are conducted annually to measure performance results and achievements and to assess the job competency of our associates.
ITEM 2. PROPERTIES.
We lease our principal executive offices located at 220 Virginia Avenue, Indianapolis, Indiana. In addition to this location, we have operating facilities located in each state where we operate as licensees of the BCBSA and in other state and countries where we operate under our other brands. A majority of these locations are also leased properties. Our facilities support our various business segments. We operate in a hybrid workforce environment and believe that our properties are adequate and suitable for our business as presently conducted.

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
Holders
As of February 1, 2026, there were 44,119 shareholders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data):

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2025 to October 31, 2025	594,345	346.27	591,126	$6,961
November 1, 2025 to November 30, 2025	497,122	320.82	496,635	6,802
December 1, 2025 to December 31, 2025	316,670	338.92	316,361	6,695
	1,408,137		1,404,122

1Total number of shares purchased includes 4,015 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of total equity are shown net of these shares purchased.
2Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2025, we repurchased 7,434,937 shares at an aggregate cost of $2,605 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard and Poor’s 500 Health Care Index (the “S&P 500 Health Care Index”). The graph assumes an investment of $100 on December 31, 2020 in each of our common stock and these indices (and the reinvestment of all dividends).
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

Comparison of 5 Year Cumulative Total Return
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Elevance Health Inc.
S&P 500 Index
S&P 500 Health Care Index

	December 31,
	2020	2021	2022	2023	2024	2025
Elevance Health, Inc.	$100	$146	$163	$152	$121	$117
S&P 500 Index	100	129	105	133	166	196
S&P 500 Health Care Index	100	126	124	126	129	148

Based upon an initial investment of $100 on December 31, 2020 with dividends reinvested.

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
This MD&A generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. A detailed discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.2 million medical members through our affiliated health plans as of December 31, 2025. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Services.
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
Our operating expenses consist of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Certain variable costs, such as premium taxes, vary directly with premium volume. Commission expense generally varies with premium or membership volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium but are more aligned with changes in membership or services provided to our customers. The acquisition or loss of a significant block of business would likely impact staffing levels and, thus, associated compensation expense. Other variable costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.
Our results of operations depend in large part on our ability to accurately predict and effectively manage healthcare costs through effective contracting with providers of care to our members, product pricing, medical management and health and wellness programs, including service coordination and case management for addressing complex and specialized healthcare needs, innovative product design and our ability to maintain or achieve improvement in our Centers for Medicare & Medicaid

Services (“CMS”) Star Ratings. Several economic factors related to healthcare costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating healthcare costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market-driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in healthcare costs, including increases in unit costs and utilization rates resulting from the aging of the population and other demographics, the impact of epidemics and pandemics, as well as advances in medical technology and pharmaceuticals, may impose further risks to our ability to profitably underwrite our business and may have a material adverse impact on our results of operations.
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
For additional information about our organization, see Part I, Item 1, “Business” and Note 20, “Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Affordable Care Act: We continue to participate in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. In 2025, we expanded our operations into select service areas in Florida, Maryland, and Texas through our Simply Healthcare and Wellpoint brands. Going forward, we expect the Public Exchange to be influenced by policy and regulatory changes, particularly around federal subsidies, compliance requirements, and market stability.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Regulatory Trends and Uncertainties
The federal budget reconciliation legislation, known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA includes provisions that could impact our business and operations including: requiring more frequent Medicaid redeterminations for beneficiaries receiving coverage under a state's Medicaid expansion program implemented pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, (collectively, the “ACA”); imposing work or community engagement requirements on certain adults in the ACA Medicaid expansion population; and requiring specific cost-sharing for certain services used by adults in the ACA Medicaid expansion population. The OBBBA also makes changes to federal requirements regarding Medicaid state directed payments and provider taxes, including taxes on managed care organizations; delays implementation of Medicaid final regulations on certain eligibility and enrollment provisions; reduces the allowable home equity asset threshold for individuals seeking eligibility for long-term care under Medicaid; establishes a new Rural Health Transformation program; eliminates the repayment limit for excess advanced Premium Tax Credits (“PTCs”) under the ACA; modifies the rules regarding Health Savings Account (“HSA”) eligible plans under the ACA and makes permanent an extension of the safe harbor first established under the Coronavirus Aid, Relief, and Economic Security Act, allowing pre-deductible coverage of telehealth services for HSA eligible high-deductible health plans; among other provisions.
Additional federal and state guidance is being issued to implement these OBBBA provisions. Implementation dates vary, with many provisions impacting commercial plans effective January 1, 2026, and many Medicaid-related provisions effective in 2027 and 2028. States may choose to implement certain Medicaid provisions as early as 2026.
In February 2026, Congress passed the Consolidated Appropriations Act, which includes pharmacy benefit manager reforms requiring pharmacy benefit managers to remit all rebates, fees (other than bona fide service fees), and other remuneration received from entities such as manufacturers and group purchasing organizations to commercial plan sponsors, and to provide detailed commercial claims reporting, effective thirty months after enactment. The legislation also imposes extensive reporting requirements and delinks pharmacy benefit manager compensation in Medicare Part D by prohibiting pharmacy benefit managers from receiving remuneration related to Part D drugs in any form other than bona fide service fees that cannot be based on a drug’s price, effective in 2028.
In addition, in June 2025, CMS finalized the Marketplace Integrity and Affordability Regulation, which modifies the Public exchange open enrollment period beginning in plan year 2027 and eligibility for PTCs, among other requirements. In September 2025, a federal court delayed the effective dates for several provisions of the Marketplace Integrity and Affordability Regulation pending the resolution of ongoing litigation challenging the legality of those provisions. Also, in September 2025, CMS issued guidance modifying eligibility requirements for ACA catastrophic plans.

In September 2024, the HHS, the U.S. Department of Labor, and the U.S. Department of the Treasury (collectively, the “Tri-Agencies”) issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies is necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging the final regulations.
The Consolidated Appropriations Act of 2023 separated Medicaid eligibility redeterminations from the COVID-19 Public Health Emergency initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. CMS required states to complete Medicaid eligibility redeterminations by December 31, 2025.
In addition, subsequent budget reconciliation legislation enacted during 2023-2025 included provisions affecting Medicaid eligibility enrollment and program financing, which may influence state Medicaid policies and beneficiary coverage dynamics over time.
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that have impacted, and continue to impact, our business. These provisions include extending the American Rescue Plan Act of 2021's enhanced PTCs through 2025; imposing a new corporate alternative minimum tax; establishing a one percent excise tax on repurchases of stock by issuers; authorizing CMS to negotiate prices on a limited set of Medicare prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. From 2021 to 2025, Individual market enrollment grew significantly, driven in part by enhanced PTCs, which reduced Public Exchange coverage premiums for individuals who qualified. This, in combination with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. The enhanced PTCs expired on December 31, 2025. As a result, the amount of Public Exchange coverage premiums may increase for those individuals previously receiving the enhanced PTCs, which may negatively impact individual market enrollment.
The ACA continues to impact our business and results of operations, including pricing, minimum medical loss ratios, and the geographies in which our products are available.
We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS also frequently proposes changes to its program that audits data submitted under the risk adjustment programs in ways that could increase financial recoveries from plans. For example, in May 2025, CMS announced plans to substantially increase the scale and pace of Risk Adjustment Data Validation (“RADV”) audits of Medicare Advantage plans. The outcome of RADV audits could adversely affect our financial condition and results of operations.
For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K, see Part I, Item 1, “Business-Regulation” and Part I, Item 1A, “Risk Factors.”
Other Significant Items
Business and Operational Matters
Pursuant to CMS’ Medicare Advantage Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star Rating of 4.0 or higher to qualify for bonus payments. Our 2025 Star Ratings, which are used for payment year 2026, reflect that approximately 40% of our Medicare Advantage members were enrolled in plans rated at least 4.0 Stars or higher. CMS released our 2026 Star Ratings in October 2025, which will be used to determine our Medicare Advantage bonus payments in 2027. Our 2026 Stars Ratings reflect that approximately 59% of our Medicare Advantage members are enrolled in plans rated at least 4.0 Stars or higher, or the equivalent.
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
For additional information, see Note 3, “Business Acquisitions” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Litigation Matters
We have been a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. These cases have been consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation (“BCBSA Litigation”) that is pending before the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the lawsuits in the BCBSA Litigation challenge elements of the licensing agreements between the BCBSA and the independently owned and operated Blue plans along with other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two nationwide classes of plaintiffs, health plan subscribers and providers.
The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), which received final approval from the Court in September 2022. The ultimate amount paid by the Company under the Subscriber Settlement Agreement was $604, which was primarily accrued in 2020. The Subscriber Settlement Agreement and the defendants’ payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024 with the request for the second Blue plan bid provision effective in September 2024. A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed.
The BCBSA and the Blue plans approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs, and in October 2024, the provider plaintiffs filed a motion for preliminary approval with the Court. The Court granted preliminary approval of the Provider Settlement Agreement in December 2024. A Final Fairness Hearing was held in July 2025, and the Court issued a Final Approval Order for the Provider Settlement Agreement in August 2025. The Provider Settlement Agreement required the defendants to make a monetary settlement payment and also required that certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program, be implemented on a timeline set forth in the Provider Settlement Agreement. The effective date of the Provider Settlement Agreement was September 19, 2025. We recognized our payment obligation under the Provider Settlement Agreement of $666 in September 2024. A number of follow-on cases involving entities that opted out of the Provider Settlement Agreement have been filed and have been centralized in the BCBSA Litigation multi-district proceeding.
For additional information regarding the BCBSA Litigation, see Note 14, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Selected Operating Performance
During the year ended December 31, 2025, total medical membership decreased by 0.5 million, or 1.1%. The decrease in medical membership was driven primarily by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our BlueCard® , Employer Group risk-based and FEP® businesses. These decreases were partially offset by increases in our Medicare Advantage and Individual businesses.

Operating revenue for the year ended December 31, 2025, was $197,584, an increase of $22,380, or 12.8%, from the year ended December 31, 2024. The increase in operating revenue was primarily driven by premium rate increases in our Health Benefits segment in recognition of medical cost trends, recent acquisitions, and growth in our Medicare Advantage business. These increases were partially offset by Medicaid membership attrition.
Shareholders' net income for the year ended December 31, 2025, was $5,662, a decrease of $318, or 5.3%, from the year ended December 31, 2024. The decrease in net income was primarily due to decreased operating gain within our Health Benefits segment. The decrease was partially offset by decreased income tax expense, increases in operating gain in our CarelonRx and Carelon Services businesses and an increase in net investment income.
Our fully-diluted shareholders’ EPS for the year ended December 31, 2025, was $25.21, a decrease of $0.47, or 1.8%, from the year ended December 31, 2024. Our diluted shares for the year ended December 31, 2025 were 224.6, a decrease of 8.3, or 3.6%, compared to the year ended December 31, 2024. The decrease in EPS resulted from decreased shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.
Operating cash flow for the year ended December 31, 2025, was $4,290, or approximately 0.8 times net income. Operating cash flow for the year ended December 31, 2024 was $5,808, or approximately 1.0 times net income. The decrease in operating cash flow was primarily due to the Provider Settlement Agreement payment made in September 2025, unfavorable working capital impacts, and lower Shareholders' net income for the year ended December 31, 2025.
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
•Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Public Exchanges. Individual business is sold on a risk-based basis. We offer on-exchange products through Public Exchanges and off-exchange products. Federal premium subsidies are available only for certain Public Exchange Individual products. Unsubsidized Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Customer turnover is generally higher with Individual as compared to Employer Group risk-based. Individual business accounted for 2.9%, 2.8% and 2.2% of our medical members at December 31, 2025, 2024 and 2023, respectively.
•Employer Group risk-based consists of employer customers who purchase products on a full-risk basis, which are products for which we charge a premium and indemnify our policyholders against costs for health benefits. Employer Group risk-based accounts include Local Group customers and National Accounts. Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes Student Health members, who are students enrolled at universities and colleges receiving institutional sponsored health care coverage. National Accounts generally consist of multi-state employer groups primarily headquartered in an Elevance Health service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker and consultant relationships. Employer Group risk-based accounts are generally sold through brokers or consultants who work with industry specialists from our in-house sales force and are offered both on and off the Public Exchanges. Employer Group risk-based accounted for 8.0%, 8.1% and 8.0% of our medical members at December 31, 2025, 2024 and 2023, respectively.
•Employer Group fee-based customers represent employer groups, Local Group, and National Accounts, who purchase fee-based products and elect to retain most or all of the financial risk associated with their employees’ healthcare costs. Some fee-based customers choose to purchase stop loss coverage to limit their retained risk. Employer Group fee-based accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. Employer Group fee-based accounted for 45.5%, 45.0% and 43.2% of our medical members at December 31, 2025, 2024 and 2023, respectively.
•BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by Elevance Health who receive healthcare services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which an Elevance Health subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-Elevance Health controlled BCBSA licensee (the “home plan”). We perform certain functions, including claims pricing and administration, for BlueCard® members, for which we receive service fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.4%, 14.5% and 14.3% of our medical members at December 31, 2025, 2024 and 2023, respectively.
•Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, including Special Needs Plans (“SNPs”), also known as Medicare Advantage SNPs; dual-eligible programs through Medicare-Medicaid Plans (“MMPs”); Medicare Supplement plans; and Medicare Part D Prescription Drug Plans (“Medicare Part D”). Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage SNPs provide tailored benefits to special needs individuals who are institutionalized or have severe or disabling chronic conditions and to dual-eligible customers, who are low-income seniors and persons under age 65 with disabilities. Medicare Advantage SNPs are coordinated care plans specifically designed to provide targeted care, covering all the healthcare services considered medically necessary for members and often providing professional care coordination services, with personal guidance and programs that help members maintain their health. Medicare Advantage membership also includes Medicare Advantage members in our Group Retiree Solutions business who are retired members of commercial accounts or retired members of groups who are not affiliated with our commercial accounts who have selected a Medicare Advantage product through us. Medicare Supplement plans typically pay the difference between healthcare costs incurred by a beneficiary and amounts paid by Medicare. Medicare Part D offers a prescription drug plan to Medicare and MMP beneficiaries. MMP, which was established as a result of the passage of the ACA, is focused on serving members who are dually eligible for Medicaid and Medicare. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare program business accounted for 6.9%, 6.5% and 6.3% of our medical members at December 31, 2025, 2024 and 2023, respectively.
•Medicaid membership represents eligible members who receive health benefits through publicly funded healthcare programs, including Medicaid, ACA-related Medicaid expansion programs, Temporary Assistance for Needy Families, programs for seniors and people with disabilities, Children’s Health Insurance Programs, and specialty programs such as those focused on long-term services and support, HIV/AIDS, foster care, behavioral health and/or substance abuse disorders, and intellectual disabilities or developmental disabilities, among others. Total Medicaid program business accounted for 18.8%, 19.5% and 22.4% of our medical members at December 31, 2025, 2024 and 2023, respectively.
•FEP® members consist of United States government employees and their dependents who receive health benefits within our geographic markets. FEP® business accounted for 3.5%, 3.6% and 3.5% of our medical members at December 31, 2025, 2024 and 2023, respectively.

The following table presents our medical membership by customer type as of December 31, 2025, 2024 and 2023. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans.

				2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	Change	% Change	Change	% Change
Medical Membership (in thousands)
Individual	1,307	1,287	1,025	20	1.6%	262	25.6%
Employer Group Risk-Based	3,617	3,713	3,756	(96)	(2.6)%	(43)	(1.1)%
Commercial Risk-Based	4,924	5,000	4,781	(76)	(1.5)%	219	4.6%
BlueCard®1	6,509	6,630	6,706	(121)	(1.8)%	(76)	(1.1)%
Employer Group Fee-Based	20,583	20,569	20,227	14	0.1%	342	1.7%
Commercial Fee-Based	27,092	27,199	26,933	(107)	(0.4)%	266	1.0%
Medicare Advantage	2,230	2,066	2,047	164	7.9%	19	0.9%
Medicare Supplement	882	891	923	(9)	(1.0)%	(32)	(3.5)%
Total Medicare	3,112	2,957	2,970	155	5.2%	(13)	(0.4)%
Medicaid	8,500	8,917	10,503	(417)	(4.7)%	(1,586)	(15.1)%
Federal Employee Program®	1,604	1,661	1,642	(57)	(3.4)%	19	1.2%
Total Medical Membership	45,232	45,734	46,829	(502)	(1.1)%	(1,095)	(2.3)%
Other Membership (in thousands)[2]
Dental Members	7,378	7,282	6,820	96	1.3%	462	6.8%
Dental Administration Members	1,937	1,887	1,729	50	2.6%	158	9.1%
Vision Members	11,172	10,419	9,944	753	7.2%	475	4.8%
Medicare Part D Standalone Members	214	256	260	(42)	(16.4)%	(4)	(1.5)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	88.5	82.9	78.0	5.6	6.8%	4.9	6.3%
Carelon Services Consumers Served	91.8	101.1	103.3	(9.3)	(9.2)%	(2.2)	(2.1)%
1 BlueCard® membership at December 31, 2023 has been restated lower by 132 to align to our current reporting, which is the BCBSA reporting methodology.
2 We are no longer presenting our Life and Disability membership following the sale of that business on April 1, 2024.
December 31, 2025 Compared to December 31, 2024
Medical Membership
Total medical membership declined during the twelve months ended December 31, 2025. This was driven primarily by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our BlueCard®, Employer Group risk-based and FEP® businesses. These decreases were partially offset by increases in our Medicare Advantage and Individual businesses.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Employer Group business. Dental Administration membership increased primarily due to favorable in-

group change with other BCBSA plans associated with FEP®. Vision membership increased due to higher sales in our Medicaid, Employer Group, Medicare Advantage and Individual health plans.
Consolidated Results of Operations
Our consolidated summarized results of operations and other information for the years ended December 31, 2025, 2024 and 2023 are as follows:

				Change
	Years Ended December 31			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Total operating revenue	$197,584	$175,204	$170,209	$22,380	12.8%	$4,995	2.9%
Net investment income	2,194	2,051	1,825	143	7.0%	226	12.4%
Net losses on financial instruments	(653)	(445)	(694)	(208)	46.7%	249	(35.9)%
Gain on sales of business	—	201	—	(201)	100.0%	201	—%
Total revenues	199,125	177,011	171,340	22,114	12.5%	5,671	3.3%
Benefit expense	148,223	127,567	124,330	20,656	16.2%	3,237	2.6%
Cost of products sold	21,178	19,750	17,293	1,428	7.2%	2,457	14.2%
Operating expense	20,984	20,025	20,087	959	4.8%	(62)	(0.3)%
Other expense[1]	2,030	1,765	1,915	265	15.0%	(150)	(7.8)%
Total expenses	192,415	169,107	163,625	23,308	13.8%	5,482	3.4%
Income before income tax expense	6,710	7,904	7,715	(1,194)	(15.1)%	189	2.4%
Income tax expense	1,049	1,933	1,724	(884)	(45.7)%	209	12.1%
Net income	5,661	5,971	5,991	(310)	(5.2)%	(20)	(0.3)%
Net loss (gain) attributable to noncontrolling interests	1	9	(4)	(8)	NM	13	NM
Shareholders’ net income	$5,662	$5,980	$5,987	$(318)	(5.3)%	$(7)	(0.1)%

Average diluted shares outstanding	224.6	232.9	237.4	(8.3)	(3.6)%	(4.5)	(1.9)%
Diluted shareholders’ earnings per share	$25.21	$25.68	$25.22	$(0.47)	(1.8)%	$0.46	1.8%
Effective tax rate	15.6%	24.5%	22.3%		(890) bp3		220 bp3
Benefit expense ratio[2]	90.0%	88.5%	87.0%		150 bp3		150 bp3
Operating expense ratio[4]	10.6%	11.4%	11.8%		(80) bp3		(40) bp3
Income before income tax expense as a percentage of total revenues	3.4%	4.5%	4.5%		(110) bp3		0 bp3
Shareholders’ net income as a percentage of total revenues	2.8%	3.4%	3.5%		(60)bp3		(10) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM Not meaningful.
1Includes interest expense and amortization of other intangible assets.
2Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2025, 2024 and 2023 were $164,639, $144,166 and $142,854, respectively. Premiums are included in total operating revenue presented above.
3bp = basis point; one hundred basis points = 1%.
4Operating expense ratio represents operating expense as a percentage of total operating revenue.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends, recently completed acquisitions, and growth in our Medicare Advantage business. These increases were partially offset by Medicaid membership attrition.
Net investment income increased primarily due to higher income from alternative investments, partially offset by lower income from fixed maturity securities.

Net losses on financial instruments increased due to higher losses on other invested assets, partially offset by lower losses from fixed maturity securities sales.
Benefit expense increased primarily due to higher medical cost trend across all lines of business within our Health Benefits segment. These increases were partially offset by a favorable out-of-period settlement from a value-based care provider.
Our benefit expense ratio increased primarily as a result of higher medical cost trend across all lines of business within our Health Benefits segment, principally within our ACA business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of higher script volume due to higher utilization.
Operating expense increased primarily due to increases in premium tax expenses and assessments and increases in targeted investments to support and strengthen our workforce and accelerate technology adoption, partially offset by non-recurrence of the BCBSA provider settlement recorded in 2024.
Our operating expense ratio decreased primarily due to operating leverage associated with growth in operating revenue and non-recurrence of the BCBSA provider settlement recorded in 2024, partially offset by increases in premium tax expenses and assessments and increases in targeted investments to support and strengthen our workforce and accelerate technology adoption.
Other expense increased primarily due to higher interest expense related to our issuance of senior notes during the fourth quarter of 2024. The increase also related to higher intangible asset amortization expense related to acquisitions in the fourth quarter of 2024.
Our effective income tax rate decreased from 24.5% to 15.6%, due to a discrete non-operating tax benefit and favorable resolution of uncertain tax positions. The discrete non-operating tax benefit related to an internal restructuring of certain Elevance Health subsidiaries.
Our shareholders’ net income as a percentage of total revenues decreased in 2025 as compared to 2024 as a result of all the factors discussed above.

Reportable Segments Results of Operations
The following table presents a summary of our reportable segment financial information for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31			Change
				2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Operating Revenue
Health Benefits	$167,094	$150,275	$148,571	$16,819	11.2%	$1,704	1.1%
CarelonRx	43,400	35,961	33,835	7,439	20.7%	2,126	6.3%
Carelon Services	28,316	17,961	14,147	10,355	57.7%	3,814	27.0%
Corporate & Other	463	309	479	154	49.8%	(170)	(35.5)%
Eliminations	(41,689)	(29,302)	(26,823)	(12,387)	42.3%	(2,479)	9.2%
Total operating revenue	$197,584	$175,204	$170,209	$22,380	12.8%	$4,995	2.9%
Operating Gain (Loss)
Health Benefits	$4,158	$6,243	$6,888	$(2,085)	(33.4)%	$(645)	(9.4)%
CarelonRx	2,418	2,172	1,975	246	11.3%	197	10.0%
Carelon Services	960	717	680	243	33.9%	37	5.4%
Corporate & Other	(337)	(1,270)	(1,044)	933	(73.5)%	(226)	21.6%
Total operating gain	$7,199	$7,862	$8,499	$(663)	(8.4)%	$(637)	(7.5)%

Operating Margin
Health Benefits	2.5%	4.2%	4.6%		(170) bp		(40) bp
CarelonRx	5.6%	6.0%	5.8%		(40) bp		20 bp
Carelon Services	3.4%	4.0%	4.8%		(60) bp		(80) bp

The following table summarizes Health Benefits operating revenues by Commercial, Medicare, Medicaid and FEP® lines of business for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31			Change
				2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
Health Benefits Operating Revenue
Commercial	$50,401	$46,816	$43,266	$3,585	7.7%	$3,550	8.2%
Medicare	44,752	36,795	35,067	7,957	21.6%	1,728	4.9%
Medicaid	56,620	51,937	56,601	4,683	9.0%	(4,664)	(8.2)%
Federal Employee Program®	15,321	14,727	13,637	594	4.0%	1,090	8.0%
Total Health Benefits operating revenues	$167,094	$150,275	$148,571	$16,819	11.2%	$1,704	1.1%
1 Operating revenue within our Commercial line of business related to our Individual business, including ACA products, was $9,295, $8,295 and $6,187 for the year ended December 31, 2025, 2024, and 2023, respectively.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium increases in all of our lines of business in recognition of medical cost trends, recently completed acquisitions and growth in our Medicare Advantage membership, partially offset by lower Medicaid membership.
The decrease in operating gain was primarily a result of higher medical cost trends and increased investments to support and strengthen our workforce and accelerate technology adoption, partially offset by higher revenue.

CarelonRx
Operating revenue increased primarily as a result of higher prescription volume associated with growth in pharmacy membership and revenue related to recent acquisitions.
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
The increase in operating gain was primarily driven by improved performance in our post-acute care services business.
Corporate & Other
Operating revenue increased primarily due to higher affiliate revenues.
Operating loss decreased primarily due to the non-recurring accrual recorded during the year ended December 31, 2024 for the Provider Settlement Agreement associated with the BCBSA Litigation and lower business optimization charges in the year ended December 31, 2025.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2025, this liability was $17,084 and represented 22.1% of our total liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported; as well as (2) claims reported to us but not yet processed through our systems, which approximated 95.2%, or $16,261 of our total medical claims liability as of December 31, 2025; and (3) claims reported to us and processed through our systems but not yet paid, which approximated 4.8%, or $823 of the total medical claims payable as of December 31, 2025. The level of claims payable processed through our systems but not yet paid may fluctuate from one period-end to the next, from approximately 2% to 6% of our total medical claims liability, due to timing of when claim payments are made.
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
While numerous factors contribute to our medical claims payable liability estimation, the two assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2025, were the completion and trend factors. These vital assumptions can be affected by variables such as utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2025, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower estimated variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions results in variability of 2.0%, or approximately $329, in the December 31, 2025 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2025 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2025, there was a 340 basis point differential in the high and low trend factors. This range of trend factors would imply variability of 4.0%, or approximately $630, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2025.
See Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2025, 2024 and 2023. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year”, or as we establish liabilities for premium refunds based upon the minimum medical loss ratio (“MLR”), the relative health risk of members, and other contractual or regulatory requirements. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.5% for 2025, 88.5% for 2024 and 88.0% for 2023. This ratio serves as an indicator of claims processing speed whereby 2025 claims were processed at a slightly faster speed to 2024 and 2023.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred claims payable less prior year redundancies in the current year in order to demonstrate the development of the prior year reserves. For the year ended December 31, 2025, this metric was 9.0%, largely driven by favorable trend factor development at the end of 2024 as well as favorable completion factor development from 2024. For the year ended December 31, 2024, this metric was 12.3% and was largely driven by favorable completion factor development from 2023 as well as favorable trend factor development at the end of 2023. For the year ended December 31, 2023, this metric was 11.4% and was largely driven by favorable trend factor development at the end of 2022 as well as favorable completion factor development from 2022.
We calculate the percentage of prior year redundancies in the current year as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims. For the year ended December 31, 2025, this metric was 1.0%, which was calculated using the redundancy of $1,290. This metric was 1.4% for each of 2024 and 2023.
The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for each of 2024 and 2023 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2024	2023
Total net incurred medical claims, as reported	$123,639	$120,227
Retrospective basis, as described above	124,080	120,067
Variance	$(441)	$160
Variance to total net incurred medical claims, as reported	0.4%	0.1%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2025 estimate of medical claims payable will be known during 2026.

The 2024 variance to total net incurred medical claims, as reported, of 0.4% was more than the 2023 percentage of 0.1%. This was primarily driven by the fact that the change in prior year redundancy reported for 2024 as compared to 2023 decreased whereas the change in prior year redundancy reported for 2023 as compared to 2022 increased.
Goodwill and Other Intangible Assets
Our total goodwill and other intangible assets at December 31, 2025 were $39,544, and represented 32.5% of our total assets and 89.8% of our total equity at December 31, 2025.
We follow Financial Accounting Standards Board (“FASB”) guidance for business combinations and goodwill and other intangible assets, which specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under the guidance, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, which include goodwill and other intangible assets. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately.
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
We did not incur any impairment losses as a result of our 2025 annual impairment tests, as it was determined that it is more likely than not that the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2025. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months.
If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
For additional information, see Note 3, “Business Acquisitions,” and Note 10, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Investments
Current and long-term marketable investment securities were $27,745 at December 31, 2025 and represented 22.8% of our total consolidated assets at December 31, 2025. We classify fixed maturity securities in our investment portfolio as “available-for-sale” and report those securities at fair value. Most fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity.

Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
Our impairment review is subjective and requires a degree of judgment. We conduct this review on a quarterly basis, using both qualitative and quantitative factors. Such factors considered include the extent to which a security’s market value has been less than its cost, the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors), financial condition and near term prospects of the issuer, including the credit ratings and changes in the credit ratings of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends.
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
We have a committee of accounting and investment associates and management that is responsible for managing the impairment review process. We believe that we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. We have established an allowance for credit loss and recorded credit loss expense as a reflection of our expected impairment losses. Given the inherent uncertainty of changes in market conditions and the judgments involved, there is continuing risk that declines in fair value may occur and additional impairment losses on investments may be recorded in future periods.
In addition to marketable investment securities, we held additional other invested assets of $10,839, or 8.9% of total consolidated assets, at December 31, 2025. These long-term investments consisted primarily of certain other equity investments, the cash surrender value of corporate-owned life insurance policies, notes receivables and mortgage loans. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future results of operations and financial condition. Our investment portfolio includes fixed maturity securities with a fair value of $27,005 at December 31, 2025. The weighted-average credit rating of these securities was “A” as of December 31, 2025. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions and corporate securities of $1,970 and $6, respectively, that are guaranteed by third parties. With the exception of three securities with a fair value of $5, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2025. The securities are guaranteed by a number of different guarantors, and we do not have any material exposure to any single guarantor, neither indirectly through the guarantees, nor directly through investment in the guarantor. Further, the weighted-average credit rating of the fixed maturity securities without a guarantee, for which such information is available, was “A” as of December 31, 2025.

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
We obtain quoted market prices for each security from the pricing services, which are derived through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in these valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform analysis on the prices received from the pricing services to determine whether the prices are reasonable estimates of fair value. Our analysis includes procedures such as a review of month-to-month price fluctuations and price comparisons to secondary pricing services. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2025 and 2024.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2025 totaled $1,348 and represented approximately 3.8% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities and equity securities for which observable inputs were not always available and the fair values of these securities were estimated using inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2025 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Guidance” and “Recent Accounting Guidance Not Yet Adopted” sections of Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
A summary of our major sources and uses of cash and cash equivalents for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31			$ Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Sources of Cash:
Net cash provided by operating activities	$4,290	$5,808	$8,061	$(1,518)	$(2,253)
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	69	586	—	(517)	586
Issuances of short- and long-term debt, net of repayments	629	6,200	626	(5,571)	5,574
Issuances of common stock under employee stock plans	79	221	152	(142)	69
Other sources of cash, net	1,391	—	—	1,391	—
Total sources of cash	6,458	12,815	8,839	(6,357)	3,976
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	—	—	(2,700)	—	2,700
Repurchase and retirement of common stock	(2,605)	(2,900)	(2,676)	295	(224)
Purchases of subsidiaries, net of cash acquired	—	(4,809)	(1,552)	4,809	(3,257)
Purchases of property and equipment	(1,116)	(1,256)	(1,296)	140	40
Cash dividends	(1,529)	(1,508)	(1,395)	(21)	(113)
Other uses of cash, net	—	(508)	(80)	508	(428)
Total uses of cash	(5,250)	(10,981)	(9,699)	5,731	(1,282)
Effect of foreign exchange rates on cash and cash equivalents	(5)	(6)	(1)	1	(5)
Net increase (decrease) in cash and cash equivalents	$1,203	$1,828	$(861)	$(625)	$2,689
Liquidity—Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The decline in cash provided by operating activities was primarily due to the Provider Settlement Agreement payment made in September 2025, unfavorable working capital impacts, and lower Shareholders' net income for the year ended December 31, 2025.
Other significant changes in sources of cash year-over-year included (a) additional sources of cash from other sources of cash, net, issuances of short- and long-term debt, net of repayments, issuances of common stock under employee stock plans and proceeds from sales, maturities, calls and redemptions of investments, net of purchases and (b) increased uses of cash from the repurchase and retirement of common stock, cash dividends and the purchase of property and equipment.

Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $37,236 at December 31, 2025. Since December 31, 2024, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,520, primarily due to lower amounts for purchases of subsidiaries, net of cash acquired, changes in bank overdrafts, lower cash used for common stock repurchases, lower other uses of cash and decreased purchases of property and equipment. This increase was partially offset by lower issuances of short-and-long term debt, net of repayments, lower cash generated from operations and lower proceeds from sales, maturities, calls, and redemptions, net of purchases and issuances of common stock under the employee stock plans.
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
At December 31, 2025, we held $2,572 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our audited consolidated balance sheets included in Part II, Item 8 of this Annual Report on Form 10-K. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 42.1% and 43.0% as of December 31, 2025 and 2024, respectively.
Our senior debt is rated “A-” by S&P Global Ratings, “BBB+” by Fitch Ratings, Inc., “Baa2” by Moody’s Investors Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. If our credit ratings are downgraded, our business, liquidity, financial condition and results of operations could be adversely impacted by limitations on future borrowings and a potential increase in our borrowing costs.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On September 5, 2025, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from April 2027 to September 2030 and increase the amount of credit available under the 5-Year Facility from $4,000 to $5,000. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of December 31, 2025, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 42.1%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2025, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at December 31, 2025.
While there is no assurance in the current economic environment, we believe the lenders participating in our 5-Year Facility, if market conditions allow, would be willing to provide financing in accordance with their legal obligations.
We have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes. In October 2025, we increased the amount available under the commercial paper program from $4,000 to $5,000. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility, which provides for credit in the amount of $5,000, to redeem any outstanding commercial paper upon maturity. At December 31, 2025, there were no amounts outstanding under our commercial paper program. Beginning June 30, 2023, we have reclassified our commercial paper balances from long-term debt to short-term debt as our intent is to not replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2025, we had $150 of outstanding short-term borrowings from the FHLBs.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $2,100 of dividends will be paid to us by our subsidiaries during 2026. During 2025, we received $2,543 of dividends from our subsidiaries.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (the “NAIC”) Risk-Based Capital (RBC) for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2025 were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 21, “Statutory Information,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Long-Term Liquidity Requirements
As of December 31, 2025, our long-term cash disbursements required under various contractual obligations and commitments were:
•Debt and interest expense: Future debt and estimated interest payments are $54,160, with $2,490 due within the next twelve months. For additional information, see Note 13, “Debt,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Operating leases: We lease office space and certain computer equipment, for which the future estimated payments were $743, with $159 due within the next twelve months. For additional information, see Note 18, “Leases,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Other liabilities: These liabilities primarily consist of future policy reserves, deferred compensation, supplemental executive retirement plan liabilities and certain other miscellaneous long-term obligations. Amounts due within twelve months were $38, with $2,284 due in future periods. Estimated future payments for funded pension benefits have been excluded from these numbers, as we had no funding requirements under the Employee Retirement Income Security Act of 1974, as amended, at December 31, 2025, as a result of the overfunded status of the plans. In addition, gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities have not been included. For further information, see Note 8, “Income Taxes,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Purchase obligations: These obligations include estimated payments for future services under contractual arrangements from third-party service vendors. Amounts due within the next twelve months for these purchase obligations were $1,089, while longer term payments were $4,599. For further information, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Investment commitments: These include unfunded capital commitments for alternative investments, energy tax credits and low-income housing tax credits. Estimated amounts due were $1,863, including $576 due within the next twelve months.
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
On January 27, 2026, our Audit Committee declared a quarterly cash dividend to shareholders of $1.72 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2026 to the shareholders of record as of March 10, 2026.
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. As of December 31, 2025, we had remaining Board authorization of $6,695 to repurchase our common stock. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time. We intend to utilize this authorization over a multi-year period, subject to market and industry conditions.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2025. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
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
Investments in fixed maturity securities include corporate securities, which account for 51% of our total fixed maturity securities at December 31, 2025 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase, prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of our corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
Market risk for fixed maturity securities is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,558 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,646 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and the duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
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
As of December 31, 2025, 3% of our marketable investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $74. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $74.
For additional information regarding our investments, see Note 5, “Investments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 and “Critical Accounting Policies and Estimates - Investments” within Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2025 consisted of senior unsecured notes and subordinated surplus notes issued by one of our insurance subsidiaries. At December 31, 2025, the carrying value and estimated fair value of our long-term debt was $31,896 and $30,207, respectively. This debt is subject to interest rate risk, as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2025, we recorded a net asset of $39, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swaps’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $375 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $375 increase in fair value.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Elevance Health, Inc.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2025, 2024 and 2023

Report of Independent Registered
Public Accounting Firm

To the Shareholders and the Board of Directors of Elevance Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Elevance Health, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and total equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2026 expressed an unqualified opinion thereon.
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

Valuation of Incurred but Not Paid Claims

Description of the Matter
Medical claims payable was $17,084 million at December 31, 2025, a significant portion of which related to the Company’s estimate for claims that are incurred but not paid. As discussed in Note 2 to the consolidated financial statements, the Company’s liability for incurred but not paid claims is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which represent the average percentage of total incurred claims that have been paid through a given date after being incurred, and trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

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

Indianapolis, Indiana
February 6, 2026

Elevance Health, Inc.
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$9,491	$8,288
Fixed maturity securities (amortized cost of $25,773 and $25,879; allowance for credit losses of $21 and $6)	25,884	25,201
Equity securities	740	1,192
Premium receivables	10,073	8,011
Self-funded receivables	5,162	5,044
Other receivables	6,307	6,016
Other current assets	5,344	4,700
Assets held for sale	—	490
Total current assets	63,001	58,942
Long-term investments:
Fixed maturity securities (amortized cost of $1,116 and $1,049; allowance for credit losses of $0 and $0)	1,121	1,035
Other invested assets	10,839	9,749
Property and equipment, net	4,679	4,652
Goodwill	28,344	28,277
Other intangible assets	11,200	12,094
Other noncurrent assets	2,310	2,140
Total assets	$121,494	$116,889

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$17,084	$15,746
Other policyholder liabilities	3,632	4,204
Unearned income	1,493	1,508
Accounts payable and accrued expenses	7,322	6,927
Short-term borrowings	150	365
Current portion of long-term debt	1,099	1,649
Other current liabilities	10,255	10,029
Liabilities held for sale	—	153
Total current liabilities	41,035	40,581
Long-term debt, less current portion	30,797	29,218
Reserves for future policy benefits	145	190
Deferred tax liabilities, net	2,110	2,148
Other noncurrent liabilities	3,381	3,326
Total liabilities	77,468	75,463
Commitments and Contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 220,723,898 and 227,479,695	2	2
Additional paid-in capital	8,938	8,911
Retained earnings	35,393	33,549
Accumulated other comprehensive loss	(451)	(1,147)
Total shareholders’ equity	43,882	41,315
Noncontrolling interests	144	111
Total equity	44,026	41,426
Total liabilities and equity	$121,494	$116,889
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income

	Years Ended December 31
(In millions, except per share data)	2025	2024	2023
Revenues
Premiums	$164,639	$144,166	$142,854
Product revenue	24,470	22,630	19,452
Service fees	8,475	8,408	7,903
Total operating revenue	197,584	175,204	170,209
Net investment income	2,194	2,051	1,825
Net losses on financial instruments	(653)	(445)	(694)
Gain on sale of business	—	201	—
Total revenues	199,125	177,011	171,340
Expenses
Benefit expense	148,223	127,567	124,330
Cost of products sold	21,178	19,750	17,293
Operating expense	20,984	20,025	20,087
Interest expense	1,402	1,185	1,030
Amortization of other intangible assets	628	580	885
Total expenses	192,415	169,107	163,625
Income before income tax expense	6,710	7,904	7,715
Income tax expense	1,049	1,933	1,724
Net income	5,661	5,971	5,991
Net loss (gain) attributable to noncontrolling interests	1	9	(4)
Shareholders’ net income	$5,662	$5,980	$5,987
Shareholders’ earnings per share
Basic	$25.28	$25.81	$25.38
Diluted	$25.21	$25.68	$25.22

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(In millions)	2025	2024	2023
Net income	$5,661	$5,971	$5,991
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	633	103	1,117
Change in non-credit component of impairment losses on investments	(1)	1	—
Change in net unrealized gains/losses on cash flow hedges	8	4	18
Change in net periodic pension and other benefit costs	67	60	40
Change in future policy benefits	(3)	(2)	(3)
Foreign currency translation adjustments	(4)	(6)	(1)
Other comprehensive income (loss)	700	160	1,171
Net loss (gain) attributable to noncontrolling interests	1	9	(4)
Other comprehensive (income) loss attributable to noncontrolling interests	(4)	6	6
Total shareholders’ comprehensive income	$6,358	$6,146	$7,164

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2025	2024	2023
Operating activities
Net income	$5,661	$5,971	$5,991
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	653	445	694
Gain on sale of business	—	(201)	—
Equity in net (earnings) losses of other invested assets	(398)	(1)	33
Depreciation and amortization	1,546	1,393	1,745
Deferred income taxes	(279)	(374)	(602)
Impairment of property, equipment and right-of-use assets	108	103	446
Share-based compensation	276	191	289
Changes in operating assets and liabilities:
Receivables, net	(2,526)	(683)	(1,762)
Other invested assets	—	(78)	(79)
Other assets	57	824	(675)
Policy liabilities	228	(1,840)	147
Unearned income	(15)	(113)	290
Accounts payable and other liabilities	(720)	(272)	1,640
Income taxes	(297)	404	(103)
Other, net	(4)	39	7
Net cash provided by operating activities	4,290	5,808	8,061
Investing activities
Purchases of investments	(15,026)	(17,986)	(16,236)
Proceeds from sale of investments	13,324	16,547	10,596
Maturities, calls and redemptions from investments	1,771	2,025	2,940
Changes in securities lending collateral	(385)	73	78
Purchases of subsidiaries, net of cash acquired	88	(4,809)	(1,552)
Proceeds from sales of subsidiaries, net of cash sold	—	363	—
Purchases of property and equipment	(1,116)	(1,256)	(1,296)
Other, net	—	(124)	(102)
Net cash used in investing activities	(1,344)	(5,167)	(5,572)
Financing activities
Proceeds from long-term borrowings, net issuance costs	2,991	7,710	2,574
Repayments of long-term borrowings	(2,147)	(1,650)	(1,909)
Proceeds from short-term borrowings	1,505	275	225
Repayments of short-term borrowings	(1,720)	(135)	(265)
Changes in securities lending payable	386	(75)	(77)
Changes in bank overdrafts	1,312	(638)	114
Repurchase and retirement of common stock	(2,605)	(2,900)	(2,676)
Cash dividends	(1,529)	(1,508)	(1,395)
Proceeds from issuance of common stock under employee stock plans	79	221	152
Taxes paid through withholding of common stock under employee stock plans	(32)	(109)	(99)
Other, net	22	2	7
Net cash provided by (used in) financing activities	(1,738)	1,193	(3,349)
Effect of foreign exchange rates on cash and cash equivalents	(5)	(6)	(1)
Change in cash and cash equivalents	1,203	1,828	(861)
Cash and cash equivalents at beginning of year	8,288	6,526	7,387
Less cash and cash equivalents included in assets held for sale at end of year	—	(66)	—
Cash and cash equivalents at end of year	$9,491	$8,288	$6,526
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Total Equity

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value		Retained Earnings
January 1, 2023	238.0	$2	$9,084	$29,647	$(2,490)	$87	$36,330
Net income (loss)	—	—	—	5,987	—	4	5,991
Other comprehensive income (loss)	—	—	—	—	1,177	(6)	1,171
Noncontrolling interests and other adjustments	—	—	—	—	—	14	14
Repurchase and retirement of common stock	(5.8)	—	(217)	(2,481)	—	—	(2,698)
Dividends and dividend equivalents	—	—	—	(1,404)	—	—	(1,404)
Issuance of common stock under employee stock plans, net of related tax benefits	0.9	—	342	—	—	—	342
Convertible debenture repurchases and conversions	—	—	(341)	—	—	—	(341)
December 31, 2023	233.1	2	8,868	31,749	(1,313)	99	39,405
Net income	—	—	—	5,980	—	(9)	5,971
Other comprehensive income (loss)	—	—	—	—	166	(6)	160
Noncontrolling interests and other adjustments	—	—	—	—	—	27	27
Repurchase and retirement of common stock, including excise tax	(6.7)	—	(262)	(2,662)	—	—	(2,924)
Dividends and dividend equivalents	—	—	—	(1,518)	—	—	(1,518)
Issuance of common stock under employee stock plans, net of related tax benefits	1.1	—	305	—	—	—	305
December 31, 2024	227.5	2	8,911	33,549	(1,147)	111	41,426
Net income (loss)	—	—	—	5,662	—	(1)	5,661
Other comprehensive income (loss)	—	—	—	—	696	4	700
Noncontrolling interests and other adjustments	—	—	—	58	—	30	88
Repurchase and retirement of common stock, including excise tax	(7.5)	—	(296)	(2,341)	—	—	(2,637)
Dividends and dividend equivalents	—	—	—	(1,535)	—	—	(1,535)
Issuance of common stock under employee stock plans, net of related tax benefits	0.7	—	323	—	—	—	323
December 31, 2025	220.7	$2	$8,938	$35,393	$(451)	$144	$44,026
See accompanying notes.

Elevance Health, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.2 million medical members through our affiliated health plans as of December 31, 2025. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, care provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. Across these markets, we generate revenue through risk-based premiums, administrative fees from self-funded employers and pharmacy and health service fees through our Carelon businesses. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Elevance Health and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial statements include the accounts of Elevance Health, Inc. and subsidiaries that we control, including variable interest entities for which we are the primary beneficiary. We are considered the primary beneficiary if we have the power to direct the variable interest entity's most significant economic activities, and we have the right to receive benefits or obligations to absorb losses that could be significant to the entity. We evaluate the following criteria: (1) the structure and purpose of the entity; (2) the risks and rewards created by and shared through the entity; and (3) our ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory and contractual requirements. These amounts totaled $348 and $409 at December 31, 2025 and 2024, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. Under Financial Accounting Standards Board (“FASB”) guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported in “Other current assets” on our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported in “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.
Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $167 and $183 at December 31, 2025 and 2024, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $145 and $115 at December 31, 2025 and 2024, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,509 and $1,385 at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we realized a $264 settlement with a value-based care provider, which allowed us to release $129 from the allowance for doubtful accounts. Of the settlement amount, $154 pertains to services rendered in 2024, with the remaining $110 attributable to 2025.
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
The Inflation Reduction Act of 2022 includes a provision that imposes a new corporate alternative minimum tax (the “Corporate AMT”) that became effective for us beginning January 1, 2023. We have elected to account for the effects of the Corporate AMT on deferred tax assets and carryforwards and tax credits in the period they arise. We have also elected to disregard Corporate AMT when evaluating the need for a valuation allowance for non-Corporate AMT deferred tax assets. We do not believe the Corporate AMT will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures. Also, the Inflation Reduction Act of 2022 imposes an excise tax on the fair market value of net stock repurchases made after December 31, 2022. These are included as a charge to retained earnings as a component of the repurchase and retirement of common stock. Additionally, the One Big Beautiful Bill Act (“OBBBA”) signed into law on July 4, 2025, included various tax policy changes. We do not believe the OBBBA will have a material impact on our consolidated financial position.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2025, we believe there were no material concentrations of credit risk with any individual counterparty.
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
Retirement Benefits: We recognize the funded status of pension and other postretirement benefit plans on the consolidated balance sheets based on fiscal year-end measurements of plan assets and benefit obligations. Prepaid pension benefits represent prepaid costs related to tax-qualified defined benefit pension plans and are reported with “Other noncurrent assets”. Prepaid postretirement benefits represent prepaid costs related to retiree medical, life, vision and dental benefits and are reported with “Other noncurrent assets”. Benefit obligations related to unqualified defined benefit pension plans are recorded with “Other noncurrent liabilities”.
We determine the expected return on plan assets using the calculated value of plan assets, which recognize changes in the fair value of plan assets in a systematic manner over three years. We apply a corridor approach to amortize unrecognized actuarial gains or losses. Under this approach, only accumulated net actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service or lifetime of the plan participants as a component of net periodic benefit cost.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Other policyholder liabilities also include liabilities for premium refunds based upon the minimum medical loss ratio (“MLR”). We are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”). If we do not meet or exceed the minimum MLR thresholds specified by the ACA, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by subsidiary, state and applicable line of business in accordance with regulations issued by the U.S. Department of Health and Human Services (“HHS”). Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Product revenue represents services performed by CarelonRx for unaffiliated pharmacy customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and service fees. Unaffiliated pharmacy customers include our fee-based groups that have contracted with CarelonRx for pharmacy services and third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation, excluding co-payments and subsidies made by or on behalf of affiliated customers. Product revenue for pharmacy services is recognized using the gross method at the negotiated contract price when CarelonRx has concluded that it is the principal, and it controls the services before prescription drugs are transferred to the customer. CarelonRx determines whether it is the principal due to its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall,

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
control over these activities indicate CarelonRx is primarily responsible for fulfilling the promise to provide pharmacy services. CarelonRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at December 31, 2025 or 2024. Revenue recognized in 2025 and 2024 from performance obligations related to prior years, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Employer Group risk-based customers with a smaller employee base. Products for our Employer Group risk-based customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer who work with industry specialists from our in-house sales force. In the Individual and Group markets, we offer products through state or federally facilitated marketplaces, or Public Exchanges, and off-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred, while advertising and marketing costs associated with our corporate image are expensed when first aired. Total advertising and marketing expense was $395, $540 and $599 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The operating lease liabilities are reported in “Other current liabilities” and “Other noncurrent liabilities” and the related ROU assets are reported in Other noncurrent assets on our consolidated balance sheets. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in operating expense on our consolidated statements of income. For our office space leases, we account for the lease and non-lease components (such as common area maintenance) as a single lease component. We also do not recognize a lease liability or ROU asset for our office space leases whose lease terms, at commencement, are twelve months or less and that do not include a purchase option or option to extend that we are reasonably certain to exercise.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
We assess our ROU assets for impairment when there are indicators of impairment and compare the carrying amount of the ROU asset to its estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying amount of the ROU asset, an impairment calculation is performed. An impairment loss is recorded for the difference of the ROU asset’s carrying value that exceeds its estimated discounted cash flows. During the years ended December 31, 2025, 2024 and 2023, we recorded $7, $17 and $23, respectively, for impairment and abandonment of ROU assets. See Note 18, “Leases,” for additional information about the ROU asset impairment and abandonment charges.
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
Recently Adopted Accounting Guidance: In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for our fiscal year beginning after December 15, 2023, and for interim periods within our fiscal year beginning after December 15, 2024. We adopted these amendments on January 1, 2024, using the retrospective approach. Accordingly, the amendments were applied to all prior periods presented in the financial statements, and significant segment expense categories and amounts for prior periods are based on the categories identified and disclosed in the period of adoption. The adoption of ASU 2023-07 did not have an impact on our results of operations or our consolidated cash flows.
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 changed the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year to our interim and annual reporting periods beginning after December 15, 2022. This standard requires us to review cash flow assumptions for our long-duration insurance contracts at least annually and recognize the effect of changes in future cash flow assumptions in net income. This standard also requires us to update discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our reserves for future policy benefits will be based on an estimate of the yield for an upper-medium grade fixed-income instrument with a duration profile matching that of our liabilities. In addition, this standard changes the amortization method for deferred acquisition costs. We adopted these amendments on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and deferred acquisition costs as of the transition date, January 1, 2021. While the adoption did not have an overall material impact, our prior period financial statements presented in this Annual Report on Form 10-K have been restated to reflect the impacts of our adoption as required by the new standard. A balance sheet adjustment of ($64) was made to shareholders’ equity and total equity for the year ended December 31, 2022.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to improve income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 became effective for our fiscal year beginning after December 15, 2024. We adopted these amendments on January 1, 2025 and applied the amendments on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial statements. Our Income Taxes footnote disclosure was updated to reflect adoption of the standard.
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance to reduce diversity in practice and requires a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting, at fair value, upon formation. We adopted ASU 2023-05 as of January 1, 2025 and applied

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
the amendments on a prospective basis. The adoption of ASU 2023-05 did not have an impact on our consolidated financial statements and disclosures.
Recent Accounting Guidance Not Yet Adopted: In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional expense breakdowns in the footnotes for items such as inventory purchases, employee compensation, depreciation, and intangible asset amortization. Public companies must also provide a qualitative description of remaining expense amounts not separately disclosed, as well as the definition and total amount of selling expenses. ASU 2024-03 is effective for our fiscal year beginning after December 15, 2026, and for interim periods within our fiscal year beginning after December 15, 2027. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of the update, or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effects the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and contract assets arising from transactions under Accounting Standards Codification Topic (“ASC”) 606. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. ASU 2025-05 is effective for our fiscal years beginning after December 15, 2025, and interim periods within such fiscal years, with prospective application required. Early adoption is permitted. We have assessed the impact of adopting ASU 2025-05 and is not expected to have a material impact on our consolidated financial statements and disclosures.
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
There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2025 that had, or are expected to have, a material impact on our financial position, results of operations, cash flows or financial statement disclosures.
3. Business Acquisitions
Completed Acquisitions
On December 31, 2024, we completed our acquisition of Centers Plan for Healthy Living LLC and Centers for Specialty Care Group IPA, LLC (“Centers”). Centers is a managed long-term care plan that serves New York state Medicaid and dual-eligible Medicaid/Medicare members, enabling adults with long-term care needs and disabilities to live safely and independently in their own home. This acquisition aligns with our strategic plan to grow the Health Benefits segment and leverage industry-leading expertise while serving Medicaid and dual-eligible populations. As of December 31, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $211 has been allocated to finite-lived intangible assets, $690 to indefinite-lived intangible assets and $202 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of December 31, 2025, the initial accounting for the acquisition was finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
On December 10, 2024, we completed our acquisition of RSV QOZB LTSS, Inc. and certain affiliated entities (“CareBridge”), a value-based healthcare company that manages home and community-based services for Medicaid and dual-

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
eligible members receiving long-term services and support. This acquisition aligns with Carelon Services’ care at home strategy, and our vision to be an innovative, valuable and inclusive healthcare partner by providing care management programs that improve the lives of the people we serve. As of December 31, 2025, the purchase price was allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values, of which $305 has been allocated to finite-lived intangible assets and $1,827 to goodwill. The majority of the goodwill is not deductible for income tax purposes. As of December 31, 2025, the initial accounting for the acquisition was finalized. The proforma effects of this acquisition for prior periods were not material to our consolidated results of operations.
During the year ended December 31, 2025, in total, we completed business combinations for total cash consideration of approximately $414. The purchase prices for all business combinations were preliminarily allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values. Tangible net assets acquired were $193, and intangible assets, for which 100% were allocated to our Health Benefits reportable segment, were $221, of which $100 was allocated to finite-lived intangible assets and $121 to goodwill. The majority of goodwill is not deductible for income tax purposes. As of December 31, 2025, the initial accounting for these acquisitions had not been finalized. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period may result from a purchase price adjustment, or will be recorded as an adjustment to goodwill and/or intangible assets acquired. The unaudited pro-forma effects of these acquisitions for prior periods were not material to our consolidated results of operations.
During the year ended December 31, 2024, in total, we completed business combinations for total cash consideration of approximately $5,128. The purchase prices for all business combinations were preliminarily allocated to the tangible and intangible net assets acquired based on management's initial estimates of their fair values. Tangible net assets acquired were $(236) and intangible assets were $5,364 of which $1,872 was allocated to finite-lived intangible assets, $426 to indefinite-lived intangible assets, and $3,066 to goodwill. Of these amounts, $2,641was allocated to our Carelon Services reportable segment, $1,594 was allocated to our CarelonRx reportable segment, and $1,129 to our Health Benefits reportable segment. The majority of goodwill is not deductible for income tax purposes. As of December 31, 2025, the accounting for the acquisitions was finalized. The unaudited pro-forma effects of these acquisitions for prior periods were not material to our consolidated results of operations.
Acquired tangible assets (liabilities) at the acquisition date were:

	2025	2024
Cash, cash equivalents and short-term investments	$498	$484
Accounts receivable and other current assets	93	847
Property, equipment and other long-term assets	6	309
Medical claims and other policyholder liabilities payable	(404)	(154)
Accounts payable and other current liabilities	(19)	(1,005)
Other long-term liabilities	(2)	(242)
Deferred tax assets (liabilities)	21	(475)
Total net tangible assets (liabilities)	$193	$(236)
The preliminary purchase price allocations for the various 2025 business combinations are subject to adjustment as valuation analyses, primarily related to contingent and tax liabilities, are finalized.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Acquisition date fair values and weighted-average useful lives assigned to intangible assets include:

	2025		2024
	Fair Value	Weighted Average Useful Life	Fair Value	Weighted Average Useful Life
Customer-related	$100	15 years	$1,621	20 years
Provider and hospital relationships	—	10 years	70	10 years
Other	—	8 years	181	8 years
State Medicaid licenses	—	—	426	—
Total intangible assets	$100		$2,298
The results of operations and financial condition of acquired entities have been included in our consolidated results and the results of the corresponding operating segment as of the date of acquisition. Through December 31, 2025, the impact of the acquired entities on revenue and net earnings was not material. Unaudited pro-forma revenues for the years ended December 31, 2025, 2024 and 2023, as if the acquisitions had occurred at the beginning of the year, were immaterial.
4.    Business Optimization Initiatives
2023-2024 Business Efficiency Program
During the third quarter of 2023, based on a strategic review of our operations, assets and investments, management implemented the “2023-2024 Business Efficiency Program” to enhance operating efficiency, refine the focus of our investments and optimize our physical footprint. The 2023-2024 Business Efficiency Program included the write-off of certain information technology assets and contract exit costs, a reduction in staff including the relocation of certain job functions, and the impairment of assets associated with the closure or partial closure of data centers and offices. The 2023-2024 Business Efficiency Program was finalized as of December 31, 2024. All material cash outlays associated with this program were paid as of December 31, 2025.
In 2025, we released $55 from our severance accrual. Payments related to employee termination costs for the 2023-2024 Business Efficiency Program during the year ended December 31, 2025 were $130
In 2024, we incurred $268 of costs towards the 2023-2024 Business Efficiency Program. This included primarily $72 of pre-tax charges for information technology asset write-offs, $165 of pre-tax personnel-related charges for the reduction and/or relocation of staff, which includes severance and related costs primarily determined under our existing severance plans, and $31 of pre-tax charges from asset impairments related to the closure or partial closure of offices, including operating lease-related ROU assets and other property and equipment. Payments related to employee termination costs for the 2023-2024 Business Efficiency Program during the year ended December 31, 2024 were $132.
In 2023, we incurred $752 of expense, which included $468 of pre-tax charges for information technology assets and contract write-offs related to projects that have been de-prioritized and stopped, $230 of pre-tax personnel-related charges for the reduction and/or relocation of workforce, which includes severance and related costs primarily determined under our existing severance plans, and $54 of pre-tax charges from asset impairments related to the closure or partial closure of data centers and offices, including operating lease-related ROU assets and other property and equipment. Payments related to employee termination costs during the year ended December 31, 2023 were $40.
These charges in each of these years were recognized in “Operating expense” in the Corporate & Other segment; see Note 20, “Segment Information.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
5. Investments
A summary of current and long-term fixed maturity securities, available-for-sale, at December 31, 2025 and 2024 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

December 31, 2025
Fixed maturity securities:
United States Government securities	$1,512	$10	$(19)	$—	$1,503
Government sponsored securities	80	2	(1)	—	81
Foreign government securities	13	—	—	—	13
States, municipalities and political subdivisions, tax-exempt	3,701	76	(74)	(2)	3,701
Corporate securities	13,498	419	(130)	(4)	13,783
Residential mortgage-backed securities	3,203	43	(136)	(3)	3,107
Commercial mortgage-backed securities	2,078	28	(31)	(2)	2,073
Other asset-backed securities	2,804	53	(103)	(10)	2,744
Total fixed maturity securities	$26,889	$631	$(494)	$(21)	$27,005
December 31, 2024
Fixed maturity securities:
United States Government securities	$1,907	$2	$(85)	$—	$1,824
Government sponsored securities	156	—	(5)	—	151
Foreign government securities	19	—	(2)	—	17
States, municipalities and political subdivisions, tax-exempt	3,142	33	(123)	—	3,052
Corporate securities	14,095	192	(367)	(4)	13,916
Residential mortgage-backed securities	3,274	13	(236)	—	3,051
Commercial mortgage-backed securities	1,801	8	(60)	(1)	1,748
Other asset-backed securities	2,534	36	(92)	(1)	2,477
Total fixed maturity securities	$26,928	$284	$(970)	$(6)	$26,236
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
For fixed maturity securities in an unrealized loss position at December 31, 2025 and 2024, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2025
Fixed maturity securities:
United States Government securities	18	$460	$(3)	17	$167	$(16)
Government sponsored securities	4	—	—	16	29	(1)
Foreign government securities	1	3	—	2	1	—
States, municipalities and political subdivisions, tax-exempt	213	486	(8)	522	848	(66)
Corporate securities	568	1,398	(22)	839	1,397	(108)
Residential mortgage-backed securities	169	282	(4)	1,164	1,012	(132)
Commercial mortgage-backed securities	80	308	(6)	212	479	(25)
Other asset-backed securities	154	657	(28)	174	275	(75)
Total fixed maturity securities	1,207	$3,594	$(71)	2,946	$4,208	$(423)
December 31, 2024
Fixed maturity securities:
United States Government securities	40	$1,240	$(52)	25	$330	$(33)
Government sponsored securities	10	89	(2)	36	42	(3)
Foreign government securities	2	15	(1)	2	2	(1)
States, municipalities and political subdivisions, tax-exempt	527	1,092	(22)	661	943	(101)
Corporate securities	1,415	4,717	(92)	1,317	2,645	(275)
Residential mortgage-backed securities	306	1,097	(25)	1,312	1,291	(211)
Commercial mortgage-backed securities	136	670	(15)	297	661	(45)
Other asset-backed securities	123	293	(9)	236	735	(83)
Total fixed maturity securities	2,559	$9,213	$(218)	3,886	$6,649	$(752)
Unrealized losses on our securities shown in the table above have not been recognized into income because, as of December 31, 2025, we do not intend to sell these investments, and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amounts of $21 and $6 at December 31, 2025 and 2024, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The amortized cost and fair value of fixed maturity securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$241	$238
Due after one year through five years	4,271	4,305
Due after five years through ten years	10,502	10,697
Due after ten years	6,594	6,585
Mortgage-backed securities	5,281	5,180
Total fixed maturity securities	$26,889	$27,005
Equity Securities
A summary of current equity securities at December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Equity Securities:
Exchange traded funds	$650	$1,002
Common equity securities	35	118
Private equity securities	55	72
Total	$740	$1,192
Other Invested Assets
Other invested assets include non-controlled joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”).
On August 6, 2024, we made an equity investment of $2,580, consisting of cash and the net put option discussed in Note 6 “Derivative Financial Instruments”, in Mosaic Health. Mosaic Health is a joint venture with Clayton, Dubilier & Rice (“CD&R”) that is designed to accelerate innovation in care delivery across multiple regions in the United States by bringing together certain care delivery and enablement assets of Carelon Management Services, LLC (“CMSI Assets”), a Carelon Health business, and two CD&R portfolio businesses, apree health and Millennium Physician Group. The investment is accounted for as an equity method investment. Our additional contribution of the CMSI Assets to Mosaic Health was completed on January 1, 2025, for which we received an additional $300 of equity (approximately 5% ownership) in Mosaic Health. The CMSI Assets are included under the captions “Assets held for sale” and “Liabilities held for sale” in our consolidated balance sheets as of December 31, 2024.
In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a line of credit up to $500 to Mosaic Health. Mosaic Health borrowed $100 on the line of credit in December 2025. Net amounts receivable under these arrangements were $282 and $188 at December 31, 2025 and 2024, respectively, which are included under the caption “Other invested assets” in our consolidated balance sheets as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, we recognized $18 and $7, respectively, in interest income from the financing arrangement with Mosaic Health. In addition to the term loan and line of credit, we committed to providing $70 of funding for no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of the CMSI Assets through December 31, 2026, and to fund any remaining shortfalls as necessary for which we would receive additional equity interests in Mosaic Health. No additional funding was provided as of December 31, 2025 or 2024. During the year ended December 31, 2025, related party transactions with Mosaic Health included care delivery and enablement services to Elevance Health subsidiaries amounting to $732, reported in benefit expense. Care delivery and enablement services provided by Mosaic Health in 2024 were not material.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
In January 2023, we made an equity investment in Liberty Dental, a joint venture with Welsh, Carson, Anderson & Stowe which engages in dental insurance and dental health care administration. The investment is accounted for as an equity method investment. In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $165 and $87 was disbursed as of December 31, 2025 and 2024, respectively. Mandatorily redeemable preferred equity in Liberty Dental of $137 and $87 is included in the caption “Other invested assets” in our consolidated balance sheets at December 31, 2025 and 2024, respectively. Dividend income recognized from the financing arrangement during the year ended December 31, 2025 and 2024 was not material. During the years ended December 31, 2025 and 2024, related party transactions with Liberty Dental included administrative services to our Medicare Advantage members under a capitated arrangement amounting to $583 and $519, respectively, which is included in the caption “Benefit expense” in our consolidated income statements.
Investment Income
The major categories of net investment income for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Fixed maturity securities	$1,437	$1,539	$1,387
Equity securities	42	40	18
Cash equivalents	270	235	305
Other invested assets	482	274	157
Investment income	2,231	2,088	1,867
Investment expenses	(37)	(37)	(42)
Net investment income	$2,194	$2,051	$1,825
Investment Gains (Losses)
Net investment gains (losses) for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$123	$158	$47
Gross realized losses from sales	(236)	(479)	(488)
Impairment losses recognized in income	(21)	(17)	(15)
Net realized gains (losses) on fixed maturity securities	(134)	(338)	(456)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held	(7)	(6)	(1)
Net realized gains (losses) recognized on equity securities sold	(8)	(9)	6
Net realized gains (losses) on equity securities	(15)	(15)	5
Other investments:
Gross gains	43	49	103
Gross losses	(110)	(25)	(63)
Impairment losses recognized in income	(435)	(126)	(291)
Net gains (losses) on other investments	(502)	(102)	(251)
Net gains (losses) on investments	$(651)	$(455)	$(702)
A primary objective in the management of our fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
losses. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectations that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities were $11,609, $16,334 and $12,289 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have a material adverse impact on our results of operations or shareholders’ equity.
At December 31, 2025 and 2024, there were no individual investments that exceeded 10% of shareholders’ equity.
At December 31, 2025 and 2024, there were ten and nine, respectively, fixed maturity investments that did not produce income during the years then ended.
We had unfunded loan commitments to certain equity investees of $1,542 and $1,442 at December 31, 2025 and 2024, respectively. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
As of December 31, 2025 and 2024, we had committed approximately $321 and $423, respectively, to future investments in rated notes.
At December 31, 2025 and 2024, securities with carrying values of approximately $1,121 and $1,035, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.
Accrued Investment Income
Accrued investment income totaled $295 and $287 at December 31, 2025 and 2024, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at December 31, 2025 and 2024 was $2,691 and $2,305, respectively. The collateral received was 102% of the market value of the loaned securities at each of December 31, 2025 and 2024.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
At December 31, 2025 and 2024, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,136 and $2,115, respectively, United States Government securities for $552 and $176, respectively, and residential mortgage-backed securities for $3 and $14, respectively.
6. Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements which reduce credit risk by permitting net settlement of transactions. At December 31, 2025 and 2024, we had received collateral of $34 and posted collateral of $142, respectively, related to our derivative financial instruments.
A summary of the aggregate contractual or notional amounts and carrying values related to derivative financial instruments at December 31, 2025 and 2024 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Carrying Value
			Asset	(Liability)
December 31, 2025
Hedging instruments
Interest rate swaps - fixed to floating	$6,875	Other assets/other liabilities	$83	$(44)
Foreign currency forwards	251	Other current liabilities	—	(5)
Subtotal hedging	7,126		83	(49)
Non-hedging instruments
Futures/Forwards	35	Equity securities/other assets	—	—
Subtotal non-hedging	35	Subtotal non-hedging	—	—
Total derivatives	$7,161	Total derivatives	83	(49)
		Amounts netted	(21)	21
		Net derivatives	$62	$(28)

December 31, 2024
Hedging instruments
Interest rate swaps - fixed to floating	$6,475	Other assets/other liabilities	$8	$(150)
Foreign currency forwards	322	Other current liabilities	—	(6)
Subtotal hedging	6,797	Subtotal hedging	8	(156)
Non-hedging instruments
Interest rate swaps	5	Other assets/other liabilities	—	—
Futures/Forwards	124	Equity securities/other assets	3	—
Subtotal non-hedging	129	Subtotal non-hedging	3	—
Total derivatives	$6,926	Total derivatives	11	(156)
		Amounts netted	(6)	6
		Net derivatives	$5	$(150)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the Secured Overnight Financing Rate (“SOFR”). A summary of our outstanding fair value hedges at December 31, 2025 and 2024 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2025	2024
Interest rate swap	2025	$150	$—	4.600%	March 15, 2032
Interest rate swap	2025	250	—	5.000	July 15, 2035
Interest rate swap	2024	200	200	5.500	April 15, 2032
Interest rate swap	2024	1,000	1,000	4.750	August 15, 2032
Interest rate swap	2024	600	600	5.150	December 15, 2028
Interest rate swap	2024	1,000	1,000	5.380	December 15, 2033
Interest rate swap	2024	750	750	4.750	August 15, 2029
Interest rate swap	2024	750	750	4.950	May 1, 2031
Interest rate swap	2024	1,200	1,200	5.200	August 15, 2034
Interest rate swap	2023	300	300	5.500	April 15, 2032
Interest rate swap	2023	150	150	2.550	September 15, 2030
Interest rate swap	2023	125	125	4.100	September 1, 2027
Interest rate swap	2023	100	100	2.250	November 15, 2029
Interest rate swap	2022	150	150	5.500	April 15, 2032
Interest rate swap	2022	75	75	4.100	September 1, 2027
Interest rate swap	2022	75	75	2.250	November 15, 2029
Total notional amount outstanding		$6,875	$6,475
The following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges at December 31, 2025 and 2024:

Balance Sheet Classification in Which Hedged Item is Included	Carrying Amount of Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	2025	2024	2025	2024
Long-term debt	$30,797	$29,218	$39	$(142)
Cash Flow Hedges
We have entered into a series of forward starting pay fixed interest rate swaps with the objective of eliminating the variability of cash flows in the interest payments on future financings that were anticipated at the time of entering into the swaps. During 2025 and 2024, swaps in the notional amount of $150 and $900, respectively, were terminated.
The unrecognized loss, net of tax, for all expired and terminated interest rate cash flow hedges included in accumulated other comprehensive loss was $192 and $201 at December 31, 2025 and 2024, respectively. As of December 31, 2025, the total amount of amortization over the next twelve months for all interest rate cash flow hedges is estimated to increase interest expense by approximately $13. No amounts were excluded from effectiveness testing, and our cash flow hedges were determined to be highly effective during the year ended December 31, 2025.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative (Loss) Gain Recognized
Year ended December 31, 2025
Interest rate swaps	Net losses on financial instruments	(1)
Futures	Net losses on financial instruments	(1)
Total		$(2)
Year ended December 31, 2024
Options (including swaptions)	Net losses on financial instruments	$(1)
Collars	Net losses on financial instruments	14
Futures	Net losses on financial instruments	(3)
Total		$10
Year ended December 31, 2023
Derivatives embedded in convertible securities	Net losses on financial instruments	$(2)
Options (including swaptions)	Net losses on financial instruments	3
Collars	Net losses on financial instruments	(3)
Futures		10
Total		$8
In connection with our equity investment in Mosaic Health (see Note 5, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provide for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $1,330, which is a non-cash item measured at fair value at the date of our initial investment, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of December 31, 2025 and 2024. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.
In connection with our equity investment in Liberty Dental (see Note 5, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as July 1, 2026 but no later than 2027 at a price based on certain multiples of earnings of Liberty Dental, subject to various adjustments and qualifications. We calculated the fair value of the net put option, which is a Level III measurement (see Note 7, “Fair Value”), based on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. On March 28, 2025, the terms of the put and call options were substantially amended. The previous net put option liability of $85 at December 31, 2024 was extinguished and we recognized a new net put option liability at its estimated fair value on March 28, 2025 of $396, which is included under the caption “Other noncurrent liabilities” in our consolidated balance sheet as of December 31, 2025. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.

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
In addition, the following methods and assumptions were used to determine the fair value of each class of the qualified pension plan assets not defined above (see Note 11, “Retirement Benefits,” for fair values of qualified pension plan assets):
Mutual funds: Fair values are based on quoted market prices, which represent the net asset value (“NAV”) of shares held.
Partnership investments: Fair values are estimated based on the plan’s proportionate ownership of the partnerships’ net assets as reported in their periodic capital statements and is measured using NAV as a practical expedient. The partnerships primarily include a real estate investment fund that invests in real estate entities and provides for quarterly redemptions with 45 days' notice prior to quarter-end, with no unfunded commitments.
Collective investment trusts (“CITs”): Fair values are based on the NAV of the units held by the plan at year end and are measured using NAV as a practical expedient. The CITs are passive index funds that seek investment results that generally correspond to the performance of the Bloomberg U.S. Intermediate Treasury Index. Redemptions are permitted daily with two days' notice.
Commingled fund: Fair value is based on NAV per fund share and is measured using NAV as a practical expedient. The fund primarily invests in publicly traded equity securities of issuers within the fund’s benchmark. The objective of the fund is to produce returns in excess of the relevant benchmark over rolling five-year periods. Redemptions are permitted on the first and fifteenth of the month with seven business days' notice.
Insurance company contracts: Fair value is based on the fair value of the underlying investments of the group annuity investment account as determined by the insurance company. Investments primarily consist of intermediate-term fixed income investments, commercial and residential mortgages, asset-backed securities, and U.S. government and agency-backed securities.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024 is as follows:

	Level I	Level II	Level III	Total
December 31, 2025
Assets:
Cash equivalents	$5,184	$—	$—	$5,184
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,503	—	1,503
Government sponsored securities	—	81	—	81
Foreign government securities	—	13	—	13
States, municipalities and political subdivisions, tax-exempt	—	3,701	—	3,701
Corporate securities	—	13,373	410	13,783
Residential mortgage-backed securities	—	3,090	17	3,107
Commercial mortgage-backed securities	—	2,073	—	2,073
Other asset-backed securities	—	1,878	866	2,744
Total fixed maturity securities, available-for-sale	—	25,712	1,293	27,005
Equity securities:
Exchange traded funds	650	—	—	650
Common equity securities	—	35	—	35
Private equity securities	—	—	55	55
Total equity securities	650	35	55	740
Other invested assets - common equity securities	6	—	—	6
Securities lending collateral	—	2,692	—	2,692
Derivatives - other assets	—	62	—	62
Total assets	$5,840	$28,501	$1,348	$35,689
Liabilities:
Derivatives - other liabilities	$—	$(28)	$—	$(28)
Total liabilities	$—	$(28)	$—	$(28)

December 31, 2024
Assets:
Cash equivalents	$3,199	$—	$—	$3,199
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,824	—	1,824
Government sponsored securities	—	151	—	151
Foreign government securities	—	17	—	17
States, municipalities and political subdivisions, tax-exempt	—	3,052	—	3,052
Corporate securities	—	13,873	43	13,916
Residential mortgage-backed securities	—	3,041	10	3,051
Commercial mortgage-backed securities	—	1,748	—	1,748
Other asset-backed securities	—	1,730	747	2,477
Total fixed maturity securities, available-for-sale	—	25,436	800	26,236
Equity securities:
Exchange traded funds	1,002	—	—	1,002
Common equity securities	87	31	—	118
Private equity securities	—	—	72	72
Total equity securities	1,089	31	72	1,192
Other invested assets - common equity securities	18	—	—	18
Securities lending collateral	—	2,306	—	2,306
Derivatives - other assets	—	5	—	5
Total assets	$4,306	$27,778	$872	$32,956
Liabilities:
Derivatives - other liabilities	$—	$(150)	$—	$(150)
Total liabilities	$—	$(150)	$—	$(150)

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Other Asset-Backed Securities	Equity Securities	Total
Year ended December 31, 2025
Beginning balance at January 1, 2025	$43	$10	$747	$72	$872
Total gains (losses):
Recognized in net income	3	—	—	(9)	(6)
Recognized in accumulated other comprehensive income	12	—	17	—	29
Purchases	384	13	162	54	613
Sales	—	—	(8)	(62)	(70)
Settlements	(7)	—	(53)	—	(60)
Transfers into Level III	1	4	1	—	6
Transfers out of Level III	(26)	(10)	—	—	(36)
Ending balance at December 31, 2025	$410	$17	$866	$55	$1,348
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2025	$—	$—	$—	$(10)	$(10)

Year ended December 31, 2024
Beginning balance at January 1, 2024	$46	$2	$539	$78	$665
Total gains (losses):
Recognized in net income	1	—	—	(6)	(5)
Recognized in accumulated other comprehensive income	—	—	12	—	12
Purchases	26	10	118	17	171
Sales	(5)	(2)	(10)	(17)	(34)
Settlements	(4)	—	(1)	—	(5)
Transfers into Level III	—	—	92	—	92
Transfers out of Level III	(21)	—	(3)	—	(24)
Ending balance at December 31, 2024	$43	$10	$747	$72	$872
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2024	$—	$—	$—	$(5)	$(5)

Year ended December 31, 2023
Beginning balance at January 1, 2023	$137	$—	$356	$88	$581
Total gains (losses):
Recognized in net income	(10)	—	—	(4)	(14)
Recognized in accumulated other comprehensive income	6	—	3	—	9
Purchases	38	—	191	15	244
Sales	(88)	—	(17)	(21)	(126)
Settlements	(21)	—	—	—	(21)
Transfers into Level III	6	2	6	—	14
Transfers out of Level III	(22)	—	—	—	(22)
Ending balance at December 31, 2023	$46	$2	$539	$78	$665
Change in unrealized gains or losses included in net income related to assets still held at December 31, 2023	$—	$—	$—	$(6)	$(6)
There were no individually material transfers into or out of Level III during the years ended December 31, 2025, 2024 or 2023. There were no adjustments to quoted market prices obtained from the pricing services during the years ended December 31, 2025, 2024 or 2023.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We completed our

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
acquisitions of Centers, CareBridge and Paragon in 2024. The net assets acquired in these acquisitions and resulting goodwill and other intangible assets were initially recorded at fair value primarily using Level III inputs. The majority of assets acquired and liabilities assumed were recorded at their carrying values as of the respective date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Centers, CareBridge and Paragon were finalized as of December 31, 2025 based on a valuation performed using the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation.
Also, as discussed further in Note 5 “Investments”, we entered into agreements which included certain put and call options associated with our minority interest ownership of Mosaic Health in 2024 and Liberty Dental in 2023 (as amended in 2025). The resulting net put option liabilities were recorded at their fair values measured at the dates of acquisition using Level III inputs with an election not to mark the derivative to market, which is further discussed and disclosed in Note 6, “Derivatives”. The net put option fair value for Mosaic Health was $2,717 and $1,330 at December 31, 2025 and 2024, respectively. The net put option fair value for Liberty Dental was $327 and $543 at December 31, 2025 and 2024, respectively.
Other than the assets acquired and liabilities assumed in connection with our acquisitions of Centers, CareBridge and Paragon, and the net put options on Mosaic Health and Liberty Dental described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2025 or 2024.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at December 31, 2025 and 2024 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
December 31, 2025
Assets:
Other invested assets	$781	$—	$—	$762	$762
Liabilities:
Debt:
Short-term borrowings	150	—	150	—	150
Notes	31,896	—	30,207	—	30,207
Options	1,726	—	—	3,044	3,044

December 31, 2024
Assets:
Other invested assets	$642	$—	$—	$610	$610
Liabilities:
Debt:
Short-term borrowings	365	—	365	—	365
Notes	30,867	—	28,460	—	28,460
Options	1,415	—	—	1,873	1,873

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
The components of deferred income taxes at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred income tax assets:
Accrued expenses	$652	$826
Bad debt reserves	465	434
Insurance reserves	122	192
Lease liabilities	137	170
Retirement liabilities	107	126
Deferred compensation	42	45
Federal and state carryforwards	617	428
Foreign (including Puerto Rico) carryforwards	236	139
Other	53	51
Subtotal	2,431	2,411
Less: valuation allowance	(311)	(294)
Total deferred income tax assets	2,120	2,117

Deferred income tax liabilities:
U.S. federal and state intangible assets	2,447	2,584
Foreign (including Puerto Rico) intangible assets	125	194
Capitalized software	439	513
Depreciation and amortization	20	38
Investment basis	276	11
Retirement assets	295	330
Lease right-of-use assets	89	114
Prepaid expenses	240	275
Total deferred income tax liabilities	3,931	4,059
Net deferred income tax liabilities	$1,811	$1,942
Deferred tax balances are classified by deferred tax assets and deferred tax liabilities by taxing jurisdiction in the financial statements. We recognized $298 and $206 of deferred tax asset under the caption “Other noncurrent assets” at December 31, 2025 and 2024, respectively. We recognized $2,110 and $2,148 of deferred tax liability under the caption “Deferred tax liabilities, net” at December 31, 2025 and 2024, respectively.
As of December 31, 2025, we have established U.S. deferred taxes for undistributed earnings from certain non-U.S. subsidiaries, which are included in the Investment basis component above, consistent with prior years.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Significant components of income before income tax expense for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	2025	2024	2023
Domestic U.S.	6,322	7,629	7,580
Foreign (including Puerto Rico)	388	275	135
Income before income tax expense	$6,710	$7,904	$7,715
Income before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located. Thus, the income tax provision shown below as federal or foreign may not correspond to the earnings shown above.
Significant components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	2025	2024	2023
Current tax expense:
Federal	$1,000	$1,753	$1,899
Foreign (including Puerto Rico)	199	93	95
State and local	128	448	420
Total current tax expense	1,327	2,294	2,414
Deferred tax expense (benefit):
Federal	(42)	(232)	(413)
Foreign (including Puerto Rico)	(180)	(134)	(167)
State and local	(56)	5	(110)
Total deferred tax expense (benefit)	(278)	(361)	(690)
Total income tax expense	$1,049	$1,933	$1,724
State and local current tax expense is reported gross of federal benefit in the preceding table, and includes amounts related to audit settlements, uncertain tax positions, state tax credits and true up of prior years’ tax. Such items are included on a net of federal tax basis in the state and local income taxes line in the following 2025 rate reconciliation table and in multiple lines in the 2024 and 2023 rate reconciliation table.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the year ended December 31, 2025 is as follows:

	2025
	Amount	Percent
Amount at statutory rate	$1,409	21.0%
State and local income taxes, net of federal tax expense/benefit(1)	121	1.8%
Tax credits:
Energy-related tax credits	(86)	(1.3)%
Other	(62)	(0.9)%
Nontaxable or nondeductible items:
Legal entity restructuring	(176)	(2.6)%
Other	(75)	(1.1)%
Changes in unrecognized tax benefits	(71)	(1.1)%
Other, net	(11)	(0.2)%
Total income tax expense	$1,049	15.6%
'(1) State taxes in California, Indiana, Florida, and New York City contributed to the majority of the tax effect in this category.
During the year ended December 31, 2025, we recognized income tax expense of $1,049, or $4.67 per diluted share. The decrease in effective income tax rate for 2025 compared to 2024 was primarily due to a discrete non-operating tax benefit and favorable resolution of uncertain tax positions. The discrete non-operating tax benefit related to an internal restructuring of certain Elevance Health subsidiaries.
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024		2023
	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,660	21.0%	$1,620	21.0%
State and local income taxes, net of federal tax expense/benefit	216	2.7	124	1.6
Tax exempt interest and dividends received deduction	(12)	(0.1)	(15)	(0.2)
Change in valuation allowance	43	0.6	84	1.1
Other, net	26	0.3	(89)	(1.2)
Total income tax expense	$1,933	24.5%	$1,724	22.3%
During the year ended December 31, 2024, we recognized income tax expense of $1,933, or $8.30 per diluted share. The increase in effective income tax rate for 2024 compared to 2023 was primarily from state and local income taxes due to the impact of geographic changes in the mix of 2024 earnings.
During the year ended December 31, 2023, we recognized income tax expense of $1,724, or $7.26 per diluted share. The decrease in effective income tax rate for 2023 compared to 2022 was primarily from state and local income taxes due to the impact of geographic changes in the mix of 2023 earnings.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Balance at January 1	$775	$468
Additions based on:
Tax positions related to current year	83	146
Tax positions related to prior years	6	216
Reductions based on:
Tax positions related to prior years	(255)	(50)
Settlements with taxing authorities	(62)	(5)
Balance at December 31	$547	$775
The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under our accounting policy. The interest and penalties are included in the amounts described in the following paragraph.
The amount of unrecognized tax benefits that would impact our effective tax rate in future periods, if recognized, was $630 and $804 at December 31, 2025 and 2024, respectively. Also included in the table above, at December 31, 2025, is $2 that would be recognized as an adjustment to additional paid-in capital, which would not affect our effective tax rate.
For the years ended December 31, 2025, 2024 and 2023, we recognized net interest (benefit) expense of ($15), $57 and $24, respectively. We had accrued approximately $147 and $165 for the payment of interest at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023 we recognized net penalty expense (benefit) of ($41), $7 and $17, respectively. We had accrued approximately $41 and $85 for the payment of penalties at December 31, 2025 and 2024, respectively.
We are a member of the IRS Compliance Assurance Process (“CAP”). The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. As of December 31, 2025, the IRS examination of our 2025, 2024, 2023 and 2022 tax years continues to be in process.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported in operating expense.
At December 31, 2025, we had federal net operating loss carryforwards of $266, of which $202 will expire beginning 2028 through 2045 and $64 have an indefinite carryforward period. State and local net operating loss carryforwards of $456, of which $447 will expire beginning 2026 through 2044, and $9 have an indefinite carryforward period. Foreign net operating loss carryforward of $188 will expire beginning 2033 through 2035.
Income taxes netted to a receivable of $436 and $138 at December 31, 2025 and 2024, respectively. We recognized the income tax receivable of $587 and $213 by taxing jurisdiction as an asset under the caption “Other current assets” and the income tax payable of $151 and $75 by taxing jurisdiction as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.
During 2025, 2024 and 2023, federal income taxes due totaled $1,367, $1,411 and $1,936, respectively. During 2025 and 2024. we utilized transferable federal tax credits of $1,304 and $108, respectively, to satisfy our federal income taxes due. During 2025, state income taxes paid totaled $315.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
9. Property and Equipment
A summary of property and equipment at December 31, 2025 and 2024 is as follows:

	2025	2024
Computer software, purchased and internally developed	$7,068	$6,617
Computer equipment, furniture and other equipment	986	940
Leasehold improvements	665	744
Building and improvements	15	27
Land and improvements	1	1
Property and equipment, gross	8,735	8,329
Accumulated depreciation and amortization	(4,056)	(3,677)
Property and equipment, net	$4,679	$4,652
Depreciation expense for 2025, 2024 and 2023 was $94, $105 and $107, respectively. Amortization expense on computer software and leasehold improvements for 2025, 2024 and 2023 was $885, $809 and $765, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2025, 2024 and 2023 of $803, $734 and $685, respectively. Capitalized costs related to the internal development of software of $6,694 and $6,363 at December 31, 2025 and 2024, respectively, are reported with computer software.
Impairment of property and equipment for the years ended December 31, 2025, 2024 and 2023 was $129, $72, and $446, respectively, which is included in Operating expenses and primarily related to pre-tax charges for information technology asset write-offs and asset impairments related to the closure or partial closure of offices.
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill for our segments (see Note 20, “Segment Information”) for 2025 and 2024 is as follows:

	Health Benefits	CarelonRx	Carelon Services	Total
Balance as of January 1, 2024	$22,104	$957	$2,256	$25,317
Acquisitions and adjustments	460	958	1,542	2,960
Balance as of December 31, 2024	22,564	1,915	3,798	28,277
Acquisitions and adjustments	(112)	(17)	196	67
Balance as of December 31, 2025	$22,452	$1,898	$3,994	$28,344
Accumulated impairment as of December 31, 2025	$—	$—	$—	$—
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2025, 2024 and 2023. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the estimated fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. Qualitative testing procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset specific factors and entity specific events. For quantitative testing, the fair values are estimated using the projected income and market valuation approaches, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates.
We did not incur any impairment losses in 2025 or 2023, as the estimated fair values of our reporting units were substantially in excess of their carrying values.
In 2024, we incurred goodwill impairment losses of $106 in our Carelon Services reporting segment specific to the fair valuation of the CMSI assets included in assets and liabilities held for sale, which were contributed to Mosaic Health as of

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
January 1, 2025 as discussed in Note 5, “Investments.” Otherwise, the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31, 2025 and 2024 are as follows:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$5,522	$(2,894)	$2,628	$7,866	$(4,233)	$3,633
Provider and hospital relationships	312	(182)	130	377	(165)	212
Other	395	(110)	285	423	(67)	356
Total	6,229	(3,186)	3,043	8,666	(4,465)	4,201
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,991	—	5,991	5,991	—	5,991
State Medicaid licenses	2,166	—	2,166	1,902	—	1,902
Total	8,157	—	8,157	7,893	—	7,893
Other intangible assets	$14,386	$(3,186)	$11,200	$16,559	$(4,465)	$12,094
Intangible assets with finite lives, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year in which they become fully amortized. Fully amortized finite-lived intangibles with a gross carrying amount and accumulated amortization of $1,906 and $27 were retired in 2025 and 2024, respectively. Measurement period adjustments to the gross carrying amount of finite-lived intangible assets during the year ending December 31, 2025 associated with our acquisition of Carebridge were $(690).
As of December 31, 2025, the estimated amortization expense for each of the five succeeding years is as follows: 2026, $436; 2027, $387; 2028, $337; 2029, $298; and 2030, $263.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
11. Retirement Benefits
We sponsor various qualified defined benefit plans through certain subsidiaries. Future benefit accruals for these plans are frozen, but participants continue to earn interest on existing account balances. We fund our qualified pension plans in amounts that are at least sufficient to meet minimum amounts required by law. Qualified pension plan expenses and valuations are dependent on assumptions used by third-party actuaries in calculating those amounts. These assumptions include discount rates, expected rates of return on plan assets, retirement rates, mortality rates and other factors.
We also sponsor the Elevance Health 401(k) Plan, which is a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $317, $314 and $316 during 2025, 2024 and 2023, respectively.
The benefit obligations and fair value of plan assets for the qualified pension plans as of December 31, 2025 and 2024 were as follows:

	2025	2024
Benefit obligation	$(1,195)	$(1,225)
Fair value of plan assets	1,816	1,764
Over (under) funded status	$621	$539
Prepaid pension benefits for the qualified pension plans are reported with “Other noncurrent assets” on the consolidated balance sheets.
As of December 31, 2025, our estimated future payments for the qualified pension plans are as follows: 2026, $129; 2027, $106; 2028, $103; 2029, $99; 2030, $95; and 2031-2035, $439.
The net periodic benefit cost (credit) for the qualified pension plans included in “Operating expense” in the consolidated statements of income was ($17), ($38) and ($46) for the years ending December 31, 2025, 2024 and 2023, respectively. The net pre-tax actuarial losses included in accumulated other comprehensive income (loss) for the qualified pension plans that have not been recognized as net periodic benefit cost were ($509) and ($574) as of December 31, 2025 and 2024, respectively.
The following table represents the significant weighted-average actuarial assumptions for the qualified pension plans:

Net periodic benefit cost	2025	2024	2023
Discount rate	5.47%	4.91%	5.18%
Expected rate of return on plan assets	5.63%	6.47%	6.58%
Interest crediting rate	4.50%	4.50%	4.25%

Benefit obligation	2025	2024	2023
Discount rate	5.24%	5.47%	4.91%
Interest crediting rate	4.50%	4.50%	4.50%

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
The fair values of our qualified pension plan assets by category at December 31, 2025 and 2024 were as follows:

	2025	2024
Cash and cash equivalents	$32	$36
Fixed maturity securities	704	620
Equity securities	269	378
Mutual funds	48	44
Insurance company contracts	142	143
Collective investment trusts	484	413
Commingled fund	86	69
Partnerships	51	61
Total fair value of plan assets	$1,816	$1,764
As of December 31, 2025 and 2024, there were no significant concentrations of investments in the pension plan assets. No plan assets were invested in Elevance Health common stock. The weighted-average target allocation for pension plan assets is 75% fixed maturity securities, 20% equity securities, and 5% to all other types of investments.
Qualified pension plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Equity securities, comprised of U.S. and foreign securities, and mutual funds are classified as Level I. Fixed maturity securities, comprised of corporate bonds, government securities and asset-backed securities, are classified as Level II. Insurance company contracts are classified as Level III. There were no transfers into or out of Level III during the years ended December 31, 2025, 2024 and 2023 nor was the activity for the Level III assets significant for these periods. In accordance with FASB guidance, certain other investments including collective investment trusts, a commingled fund and partnership investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. See Note 7, “Fair Value,” for additional information regarding the definition of level inputs and the other investments.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Gross medical claims payable, beginning of year	$15,580	$15,865	$15,348
Ceded medical claims payable, beginning of year	(13)	(7)	(6)
Net medical claims payable, beginning of year	15,567	15,858	15,342
Business combinations and purchase adjustments	344	143	—
Net incurred medical claims:
Current year	145,566	125,370	121,798
Prior years redundancies	(1,290)	(1,731)	(1,571)
Total net incurred medical claims	144,276	123,639	120,227
Net payments attributable to:
Current year medical claims	130,265	110,930	107,146
Prior years medical claims	13,141	13,143	12,565
Total net payments	143,406	124,073	119,711
Net medical claims payable, end of year	16,781	15,567	15,858
Ceded medical claims payable, end of year	48	13	7
Gross medical claims payable, end of year	$16,829	$15,580	$15,865

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or run out, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $1,290 shown above for the year ended December 31, 2025, represents an estimate based on paid claim activity from January 1, 2025 to December 31, 2025. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $1,290 redundancy relates to claims incurred in calendar year 2024.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2025, 2024 and 2023, which are the completion and trend factors. These vital assumptions can be affected by variables such as utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing and submission patterns, and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2025	2024	2023
Assumed trend factors	$(1,000)	$(688)	$(895)
Assumed completion factors	(290)	(1,043)	(676)
Total	$(1,290)	$(1,731)	$(1,571)
The favorable development recognized in 2025 resulted primarily from trend factors in late 2024 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development.
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
The reconciliation of net incurred medical claims to benefit expense included in the consolidated statements of income is as follows:

	Years Ended December 31
	2025	2024	2023
Net incurred medical claims with medical claims payable	$140,560	$123,639	$120,227
Performance-based risk arrangements without medical claims payable	3,716	—	—
Total net incurred medical claims	144,276	123,639	120,227
Quality improvement and other claims expense	3,947	3,928	4,103
Benefit expense	$148,223	$127,567	$124,330
Incurred claims development, net of reinsurance, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2023	2024	2025
Claim Years	(Unaudited)	(Unaudited)
2023 & Prior	$135,569	$133,837	$133,879
2024		125,513	124,181
2025			145,910
Total			$403,970

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Paid claims development, net of reinsurance, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	2023	2024	2025
Claim Years	(Unaudited)	(Unaudited)
2023 & Prior	$119,711	$132,853	$133,572
2024		110,930	123,352
2025			130,265
Total			$387,189
At December 31, 2025, the total of incurred but not reported liabilities plus expected development on reported claims was $307, $829 and $15,645 for the claim years 2023 and prior, 2024 and 2025, respectively.
At December 31, 2025, the cumulative number of reported claims was 538, 522 and 474 for the claim years 2023 and prior, 2024 and 2025, respectively.
The information about incurred claims development, paid claims development and cumulative number of reported claims for the years ended December 31, 2023 and 2024 is unaudited and presented as supplementary information.
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
The reconciliation of incurred and paid claims development information for the three years ended December 31, 2025, reflected in the tables above, to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of December 31, 2025, is as follows:

Total
Cumulative incurred claims and allocated claim adjustment expenses, net of reinsurance	$403,970
Less: Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance	387,189
Net medical claims payable, end of year	16,781
Ceded medical claims payable, end of year	48
Insurance lines other than short duration	255
Gross medical claims payable, end of year	$17,084
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2025 and 2024, $150 and $365, respectively, were outstanding under our short-term FHLB borrowings. Outstanding short-term FHLB borrowings at December 31, 2025 had fixed interest rates of 3.78%.
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. On September 5, 2025, we amended and restated the credit agreement for the 5-Year Facility to, among other things, extend the maturity date of the 5-Year Facility from April 2027 to September 2030 and increase the amount of credit available under the 5-Year Facility from $4,000 to $5,000. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of December 31, 2025, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 42.1%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of December 31, 2025, we were in compliance with all of our debt covenants under the 5-Year Facility. There were no amounts outstanding under the 5-Year Facility at any time during the years ended December 31, 2025 or 2024.

We have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes. In October 2025, we increased the amount available under the commercial paper program from $4,000 to $5,000. There were no amounts outstanding under our commercial paper program at December 31, 2025 or 2024.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Long-term Debt
The carrying value of our long-term debt at December 31, 2025 and 2024 consists of the following:

	2025	2024
Senior unsecured notes:
2.375%, due 2025	—	1,250
5.350%, due 2025	—	399
1.500%, due 2026	750	749
4.500%, due 2026	349	349
4.900%, due 2026	—	499
3.650%, due 2027	1,597	1,596
4.000%, due 2028	747	—
4.101%, due 2028	1,244	1,238
2.875%, due 2029	823	822
5.150%, due 2029	613	601
2.250%, due 2030	1,084	1,075
4.750%, due 2030	751	731
2.550%, due 2031	980	971
4.950%, due 2031	751	726
4.600%, due 2032	742	—
4.100%, due 2032	596	596
5.500%, due 2032	656	635
4.750%, due 2033	1,005	973
5.375%, due 2034	1,020	992
5.950%, due 2034	335	335
5.200%, due 2035	1,188	1,151
5.000%, due 2036	985	—
5.850%, due 2036	397	397
6.375%, due 2037	365	364
5.800%, due 2040	115	115
4.625%, due 2042	861	860
4.650%, due 2043	975	975
4.650%, due 2044	768	768
5.100%, due 2044	548	548
4.375%, due 2047	1,389	1,389
4.550%, due 2048	841	840
3.700%, due 2049	813	813
3.125%, due 2050	989	988
3.600%, due 2051	1,234	1,234
4.550% due 2052	690	689
6.100%, due 2052	742	742
5.125%, due 2053	1,085	1,084
4.850%, due 2054	247	247
5.650%, due 2054	986	985
5.700%, due 2055	1,328	1,327
5.700%, due 2055	492	—
5.850% due 2064	790	789
Surplus note:
9.000%, due 2027	25	25
Total Long-Term Debt	31,896	30,867
Current portion of long-term debt	(1,099)	(1,649)
Long-term debt, less current portion	$30,797	$29,218

All debt is a direct obligation of Elevance Health, Inc., except for the surplus note and the FHLB borrowings.

Elevance Health, Inc.
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
On February 8, 2023, we issued $500 aggregate principal amount of 4.900% Notes due 2026 (the “2026 Notes”), $1,000 aggregate principal amount of 4.750% Notes due 2033 (the “2033 Notes”) and $1,100 aggregate principal amount of 5.125% Notes due 2053 (the “2053 Notes”) under our shelf registration statement. Interest on the 2026 Notes was payable semi-annually in arrears on February 8 and August 8 of each year, commencing August 8, 2023. Interest on the 2033 Notes and 2053 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2023. We used the net proceeds for working capital and general corporate purposes, including, but not limited to, the funding of acquisitions, repayment of short-term and long-term debt and the repurchase of our common stock pursuant to our share repurchase program.
On January 17, 2023, we repaid, at maturity, the $1,000 outstanding balance of our 3.300% senior unsecured notes. On March 15, 2023, we repaid, at maturity, the $500 outstanding balance of our 0.450% senior unsecured notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Interest paid on our total outstanding debt during 2025, 2024 and 2023 was $1,410, $1,239, and $1,032, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2025 and 2024.
Future maturities of all long-term debt outstanding at December 31, 2025 are as follows: 2026, $1,100; 2027, $1,625; 2028, $2,000; 2029, $1,425; 2030, $1,850 and thereafter, $24,126.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Blue Cross Blue Shield Antitrust Litigation
We have been a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. These cases were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation that is pending in the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard® and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.
The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), which received final approval from the Court in September 2022. The ultimate amount paid by the Company under the Subscriber Settlement Agreement was $604, which was primarily accrued in 2020. The Subscriber Settlement Agreement and the defendants' payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024, with the request for second Blue plan bid provisions effective in September 2024. The funds held in escrow will be distributed to members of the subscriber class in accordance with the Subscriber Settlement Agreement.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed and remain pending. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.); Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 1:21-cv-23448 (S.D. Fla.).; and VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal. Super.) (“VHS”). In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California court presiding over the VHS case upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. On February 14, 2025, the VHS plaintiffs amended their complaint to add an additional plaintiff, Children's Hospital of Los Angeles. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs. The Court granted preliminary approval of the provider settlement on December 4, 2024. A Final Fairness Hearing was held in July 2025, and a Final Order of Approval was issued in August 2025. As a result of the Final Order of Approval, the defendants were required to make a monetary settlement payment and certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program are now being implemented on a timeline set forth in the Provider Settlement Agreement. The effective date of the Provider Settlement Agreement was September 19, 2025. We recognized our payment obligation under the Provider Settlement Agreement of $666 in September 2024 as operating expense in the Corporate & Other segment (see Note 20, “Segment Information”).
A number of follow-on cases involving entities that opted out of the Provider Settlement Agreement have been filed and have been centralized in the BCBSA Litigation multi-district proceeding. We intend to continue to vigorously defend these provider follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare & Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced. Fact and expert discovery are ongoing with current completion deadlines of June 30, 2026 and March 8, 2027, respectively. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,634. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement (“CVS Agreement”), with the current contractual term extending through December 31, 2027. We can elect to have CVS continue to provide services to us for a three-year extension period on the same terms and conditions as in the current CVS Agreement in the event of a termination or non-renewal by either party.
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $819 as of December 31, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $401 at December 31, 2025. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of December 31, 2025, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Awards of restricted stock or restricted stock units are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the award to vest. For restricted stock or restricted stock units without performance measures, the restrictions lapse in three equal annual installments. Restricted stock or restricted stock units with performance measures vest in three-year installments. Performance units issued in 2025 will vest in 2028, based on certain revenue and earnings targets over the three-year period of 2025 through 2027. Performance units issued in 2024 will vest in 2027, based on certain revenue and earnings targets over the three-year period of 2024 through 2026. Performance units issued in 2023 will vest in 2026, based on certain revenue and earnings targets over the three-year period of 2023 through 2025.
For the years ended December 31, 2025, 2024 and 2023, we recognized share-based compensation expense of $276, $191 and $289, respectively, as well as related tax benefits of $62, $47 and $73, respectively.
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2.9	$361.36	5.58	$166
Granted	0.6	393.99
Exercised	(0.2)	218.66
Forfeited or expired	(0.2)	439.71
Outstanding at December 31, 2025	3.1	373.90	5.65	$107
Exercisable at December 31, 2025	2.0	343.88	4.33	$106
The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 amounted to $38, $123 and $69, respectively. We recognized tax benefits of $8, $21 and $18 during the years ended December 31, 2025, 2024 and 2023, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2025, 2024 and 2023, we received cash of $51, $154 and $87, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2025, 2024 and 2023 was $158, $298 and $285, respectively.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the year ended December 31, 2025 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	1.0	$478.70
Granted	0.6	392.54
Vested	(0.4)	466.99
Forfeited	(0.1)	448.58
Nonvested at December 31, 2025	1.1	437.32
During the year ended December 31, 2025, we granted approximately 0.3 restricted stock units that are contingent upon us achieving certain revenue and earnings targets over the three-year period of 2025 through 2027. These grants have been included in the activity shown above, but will be subject to adjustment at the end of 2027, based on results in the three-year period.
As of December 31, 2025, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock, including restricted stock units and performance units, amounted to $34 and $208, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 14 months, respectively.
As of December 31, 2025, there were approximately 11.6 shares of common stock available for future grants under the 2017 Incentive Plan.
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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Risk-free interest rate	4.29%	4.28%	3.95%
Volatility factor	30.00%	28.00%	29.00%
Dividend yield (annual)	1.71%	1.31%	1.30%
Weighted-average expected life (years)	4.45	4.40	4.40
The following weighted-average fair values per share were determined for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Options granted during the year	$106.84	$134.61	$126.90
Restricted stock awards granted during the year	392.54	501.78	467.79
The binomial lattice option-pricing model requires the input of subjective assumptions including the expected stock price volatility. Because our stock option grants have characteristics significantly different from those of traded options, and

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, existing models do not necessarily provide a reliable single measure of the fair value of our stock option grants.
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Elevance Health. Pursuant to the terms of the Stock Purchase Plan, an eligible employee is permitted to purchase no more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee’s investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a discounted price per share of 90% of the fair value of a share of common stock on the lower of the first or last trading day of the plan quarter purchase period. The Stock Purchase Plan discount recognized as compensation expense for the years ended December 31, 2025, 2024, and 2023 was $11, $10 and $8, respectively, based on GAAP guidance. During the years ended December 31, 2025, 2024 and 2023, we issued 0.2, 0.2 and 0.1 shares, respectively, under the Stock Purchase Plan, and we received cash of $57, $65 and $65, respectively, for such shares. As of December 31, 2025, 3.8 shares were available for issuance under the Stock Purchase Plan.
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
A summary of the cash dividend activity for the years ended December 31, 2025 and 2024 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year ended December 31, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386
April 16, 2025	June 10, 2025	June 25, 2025	1.71	385
July 16, 2025	September 10, 2025	September 25, 2025	1.71	381
October 15, 2025	December 5, 2025	December 19, 2025	1.71	377

Year ended December 31, 2024
January 23, 2024	March 8, 2024	March 22, 2024	$1.63	$379
April 16, 2024	June 10, 2024	June 25, 2024	1.63	378
July 16, 2024	September 10, 2024	September 25, 2024	1.63	378
October 15, 2024	December 5, 2024	December 20, 2024	1.63	373
On January 27, 2026, our Audit Committee declared a quarterly cash dividend to shareholders of $1.72 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2026 to the shareholders of record as of March 10, 2026.
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

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.
A summary of common stock repurchases for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31
	2025	2024
Shares repurchased	7.4	6.7
Average price per share	$350.39	$435.32
Aggregate cost - excluding excise tax	$2,605	$2,900
Authorization remaining at end of year	$6,695	$9,300
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions.
For additional information regarding the use of capital for debt security repurchases, see Note 13, “Debt.”

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
16. Accumulated Other Comprehensive Income (Loss)
A reconciliation of the components of accumulated other comprehensive income (loss) included in total shareholders' equity at December 31, 2025, 2024, and 2023 is as follows:

	2025	2024	2023
Net unrealized investment gains (losses):
Beginning of year balance	($523)	($632)	($1,755)
Other comprehensive income (loss), before reclassifications, net of tax benefit (expense) of ($163), $44, and ($218), respectively	530	(153)	760
Amounts reclassified from accumulated other comprehensive income, net of tax benefit (expense) of ($31), ($82), and ($113), respectively	103	256	357
Other comprehensive income	633	103	1,117
Other comprehensive (income) loss attributable to noncontrolling interests, net of tax (benefit) expense of $—, ($1), and ($1), respectively	(4)	6	6
End of year balance	106	(523)	(632)
Non-credit components of impairments on investments:
Beginning of year balance	(2)	(3)	(3)
Other comprehensive income (loss), net of tax benefit (expense) of $1, ($1), and $—, respectively	(1)	1	—
End of year balance	(3)	(2)	(3)
Net cash flow hedges:
Beginning of year balance	(207)	(211)	(229)
Other comprehensive income (loss), net of tax benefit (expense) of ($4), ($4), and $6, respectively	8	4	18
End of year balance	(199)	(207)	(211)
Pension and other benefits:
Beginning of year balance	(399)	(459)	(499)
Other comprehensive income (loss), net of tax benefit (expense) of ($16), $—, and ($39), respectively	67	60	40
End of year balance	(332)	(399)	(459)
Future policy benefits:
Beginning of year balance	8	10	13
Other comprehensive income (loss), net of tax benefit (expense) of $1, $1, and $1, respectively	(3)	(2)	(3)
End of year balance	5	8	10
Foreign currency translation adjustments:
Beginning of year balance	(24)	(18)	(17)
Other comprehensive income (loss), net of tax benefit (expense) of $—, $—, and $1	(4)	(6)	(1)
End of year balance	(28)	(24)	(18)
Total:
Total beginning of year accumulated other comprehensive income (loss)	(1,147)	(1,313)	(2,490)
Total other comprehensive income, net of tax benefit (expense) of ($212), ($42), and ($362), respectively	700	160	1,171
Total other comprehensive (income) loss attributable to noncontrolling interests, net of tax (benefit) expense of $—, ($1), and ($1), respectively	(4)	6	6
Total end of year accumulated other comprehensive income (loss)	($451)	($1,147)	($1,313)
17. Reinsurance
We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of direct, assumed and ceded premiums earned for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Direct	$159,653	$139,479	$136,927
Assumed	5,100	4,753	5,988
Ceded	(114)	(66)	(61)
Net premiums	$164,639	$144,166	$142,854
Percentage—assumed to net premiums	3.1%	3.3%	4.2%
The difference between written premiums and earned premiums is immaterial in each of the years presented above. All assumed and ceded activity reflected in the table above relates to our Health Benefits reportable segment.
The effect of reinsurance on benefit expense for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Direct	$143,820	$123,602	$119,409
Assumed	4,475	4,021	4,984
Ceded	(72)	(56)	(63)
Net benefit expense	$148,223	$127,567	$124,330
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. Our leases have remaining lease terms of 1 year to 11 years.
The information related to our leases is as follows:

	Balance Sheet Location	December 31, 2025	December 31, 2024
Operating Leases
ROU assets	Other noncurrent assets	$452	$567
Lease liabilities, current	Other current liabilities	131	153
Lease liabilities, noncurrent	Other noncurrent liabilities	$529	$658

	Years Ended December 31
	2025	2024	2023
Lease Expense
Operating lease expense	$116	$147	$155
Short-term and variable lease expense	42	47	43
Sublease income	(5)	(6)	(5)
Total lease expense	$153	$188	$193
During the years ended December 31, 2025, 2024 and 2023, we reduced our office space footprint and concurrently performed an interim impairment test for related ROU assets. We recorded impairment charges of $7, $17 and $23, respectively, for impairment and abandonment of ROU assets which are included in the operating lease expense shown above.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

	Years Ended December 31
	2025	2024
Other information
Operating cash paid for amounts included in the measurement of lease liabilities, operating leases	$176	$202
ROU assets obtained in exchange for new lease liabilities, operating leases	33	63
ROU assets derecognized (terminations/modifications)	$(75)	$(19)
Weighted average remaining lease term in years, operating leases	6	6
Weighted average discount rate, operating leases	4.05%	3.96%
At December 31, 2025, future lease payments for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

2026	$159
2027	133
2028	121
2029	110
2030	91
Thereafter	129
Total future minimum payments	743
Less imputed interest	(83)
Total lease liabilities	$660
19. Shareholders’ Earnings per Share
The denominator for basic and diluted shareholders’ earnings per share at December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Denominator for basic shareholders’ earnings per share—weighted-average shares	224.0	231.7	235.9
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	0.6	1.2	1.5
Denominator for diluted shareholders’ earnings per share	224.6	232.9	237.4
During the years ended December 31, 2025, 2024 and 2023, weighted-average shares related to certain stock options of 1.9, 0.7 and 0.8, respectively, were excluded from the denominator for diluted shareholders’ earnings per share because the stock options were anti-dilutive.
We have issued approximately 0.7 cumulative restricted stock units under our stock incentive plans, of which vesting is contingent upon us meeting specified annual earnings targets. Contingent restricted stock units are excluded from the denominator for diluted shareholders’ earnings per share and are included only if and when the contingency is met. These contingent restricted stock units are being measured over a three-year period and generally vest in March of the year following each measurement period.
20. Segment Information
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other. An immaterial amount of our total consolidated revenues is derived from activities outside of the U.S. and Puerto Rico.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
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
Through our participation in various federal government programs, we generated approximately 32%, 31% and 29% of our total consolidated revenues from agencies of the U.S. government for the year ended December 31, 2025, 2024 and 2023, respectively. The majority of these revenues are contained in our Health Benefits segment.
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
Financial data by reportable segment for the years ended December 31, 2025, 2024 and 2023 is as follows:

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Year Ended December 31, 2025
Premiums	$159,458	$—	$6,315	$6,315	$—	$(1,134)	$164,639
Product revenue	—	24,470	—	24,470	—	—	24,470
Service fees	7,636	13	826	839	—	—	8,475
Operating revenue - unaffiliated	167,094	24,483	7,141	31,624	—	(1,134)	197,584
Operating revenue - affiliated	—	18,917	21,175	40,092	463	(40,555)	—
Operating revenue - total	$167,094	$43,400	$28,316	$71,716	$463	$(41,689)	$197,584

Benefit expense	$143,889	$—	$24,283	$24,283	$25	$(19,974)	$148,223
Cost of products sold	—	40,077	—	40,077	—	(18,899)	21,178
Operating expense	19,047	905	3,073	3,978	775	(2,816)	20,984
Operating gain (loss)	$4,158	$2,418	$960	$3,378	$(337)	$—	$7,199

Year Ended December 31, 2024
Premiums	$142,668	$—	$2,630	$2,630	$—	$(1,132)	$144,166
Product revenue	—	22,630	—	22,630	—	—	22,630
Service fees	7,607	5	790	795	6	—	8,408
Operating revenue - unaffiliated	150,275	22,635	3,420	26,055	6	(1,132)	175,204
Operating revenue - affiliated	—	13,326	14,541	27,867	303	(28,170)	—
Operating revenue - total	$150,275	$35,961	$17,961	$53,922	$309	$(29,302)	$175,204

Benefit expense	$126,703	$—	$14,388	$14,388	$19	$(13,543)	$127,567
Cost of products sold	—	32,978	—	32,978	—	(13,228)	19,750
Operating expense	17,329	811	2,856	3,667	1,560	(2,531)	20,025
Operating gain (loss)	$6,243	$2,172	$717	$2,889	$(1,270)	$—	$7,862

Year Ended December 31, 2023
Premiums	$141,515	$—	$1,679	$1,679	$—	$(340)	$142,854
Product revenue	—	19,452	—	19,452	—	—	19,452
Service fees	7,056	6	813	819	28	—	7,903
Operating revenue - unaffiliated	148,571	19,458	2,492	21,950	28	(340)	170,209
Operating revenue - affiliated	—	14,377	11,655	26,032	451	(26,483)	—
Operating revenue - total	$148,571	$33,835	$14,147	$47,982	$479	$(26,823)	$170,209

Benefit expense	$123,705	$—	$10,610	$10,610	$35	$(10,020)	$124,330
Cost of products sold	—	31,588	—	31,588	—	(14,295)	17,293
Operating expense	17,978	272	2,857	3,129	1,488	(2,508)	20,087
Operating gain (loss)	$6,888	$1,975	$680	$2,655	$(1,044)	$—	$8,499

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Reportable segments’ operating revenues	$197,584	$175,204	$170,209
Net investment income	2,194	2,051	1,825
Net losses on financial instruments	(653)	(445)	(694)
Gain on sale of business	—	201	—
Total revenues	$199,125	$177,011	$171,340
A reconciliation of reportable segments’ operating gain to income before income tax expense included in our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Income before income tax expense	$6,710	$7,904	$7,715
Net investment income	(2,194)	(2,051)	(1,825)
Net losses on financial instruments	653	445	694
Gain on sale of business	—	(201)	—
Interest expense	1,402	1,185	1,030
Amortization of other intangible assets	628	580	885
Reportable segments’ operating gain	$7,199	$7,862	$8,499
21. Statutory Information
The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, commonly referred to as statutory accounting, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including Blue Cross of California, Blue Cross of California Partnership Plan, Inc. and Carelon Behavioral Health of California, Inc. are regulated by the California Department of Managed Health Care (“DMHC”) and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners (the “NAIC”) developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2025 and 2024, all of our regulated subsidiaries exceeded the minimum applicable mandatory RBC requirements and/or capital and solvency requirements of their applicable governmental regulator.
The statutory RBC necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $9,100 as of December 31, 2025. The tangible net equity required for the DMHC regulated entities was approximately $1,100 as of December 31, 2025. Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $22,611 at December 31, 2025. GAAP equity of the DMHC regulated entities was $2,969 at December 31, 2025.

Elevance Health, Inc.
Notes to Consolidated Financial Statements (continued)
Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the DMHC. During 2025, our insurance and HMO subsidiaries paid aggregate cash dividends of $2,543 to the parent company, including cash dividends which required prior approval from regulatory authorities. We currently estimate that approximately $2,100 of dividends will be paid to the parent company in 2026.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2025. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2025, and has also issued an audit report dated February 6, 2026, on the effectiveness of the Company’s Internal Control as of December 31, 2025, which is included in this Annual Report on Form 10-K.

/S/ GAIL K. BOUDREAUX	/S/ MARK B. KAYE
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Elevance Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Elevance Health, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elevance Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and total equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(c) and our report dated February 6, 2026 expressed an unqualified opinion thereon.
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

/s/    Ernst & Young LLP

Indianapolis, Indiana
February 6, 2026

ITEM 9B. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all directors, officers and employees. We also follow procedures for the repurchase of our securities. We believe our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards of the New York Stock Exchange applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this Item concerning our Executive Officers is included in Part I, Item 1, “Business - Information about our Executive Officers.”
The information required by this Item concerning our Directors and nominees for Director, information about our Audit Committee members and financial expert(s), disclosure of any delinquent filers under Section 16(a) of the Exchange Act and our Code of Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation and Talent Committee Report and the CEO pay ratio are incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
Securities authorized for issuance under our equity compensation plans as of December 31, 2025 are as follows:

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights[2] (a)	Weighted-average exercise price of outstanding options, warrants and rights[3] (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[4] (c)
Equity compensation plans approved by shareholders as of December 31, 2025	4,812,504	$373.89	15,390,532

1We have no equity compensation plans pursuant to which awards may be granted in the future that have not been approved by shareholders.

2Includes shares that may be issued under the Elevance Health Incentive Compensation Plan and the 2017 Elevance Health Incentive Compensation Plan pursuant to the following outstanding awards: 3,069,078 stock options, 549,282 unvested restricted stock units, and 1,194,144 performance stock units (assuming that the outstanding performance stock units are earned at the maximum award level).
3Represents the weighted average exercise price of outstanding stock options. Does not take into consideration outstanding restricted stock units or performance stock units, which, once vested, may be converted into shares of our common stock on a one-for-one basis upon distribution at no additional cost.
4Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.” Includes 11,559,216 shares of common stock available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under the 2017 Elevance Health Incentive Compensation Plan at December 31, 2025. Includes 3,831,316 shares of common stock available for issuance under the Stock Purchase Plan at December 31, 2025.
 The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item concerning certain relationships and related person transactions and Director independence is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Total Equity for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

	(a)	Form of 3.650% Notes due 2027, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(b)	Form of 4.375% Notes due 2047, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 21, 2017.

	(c)	Form of 4.101% Notes due 2028, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(d)	Form of 4.550% Notes due 2048, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2018.

	(e)	Form of 2.875% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(f)	Form of 3.700% Notes due 2049, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

	(g)	Form of 2.250% Notes due 2030, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(h)	Form of 3.125% Notes due 2050, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2020.

	(i)	Form of 1.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(j)	Form of 2.550% Notes due 2031, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(k)	Form of 3.600% Notes due 2051, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 17, 2021.

	(l)	Form of 4.100% Notes due 2032, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

	(m)	Form of 4.550% Notes due 2052, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2022.

	(n)	Form of 5.500% Notes due 2032, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

	(o)	Form of 6.100% Notes due 2052, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 4, 2022.

	(p)	Form of 4.750% Notes due 2033, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

	(q)	Form of 5.125% Notes due 2053, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 8, 2023.

Exhibit Number		Exhibit

		(r)	Form of 5.150% Notes due 2029, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 30, 2024.

		(s)	Form of 5.375% Notes due 2034, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 30, 2024.

		(t)	Form of 5.650% Notes due 2054, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 30, 2024.

		(u)	Form of 4.500% Notes due 2026, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(v)	Form of 4.750% Notes due 2030, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(w)	Form of 4.950% Notes due 2031, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(x)	Form of 5.200% Notes due 2035, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(y)	Form of 5.700% Notes due 2055, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(z)	Form of 5.850% Notes due 2064, incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on October 31, 2024.

		(aa)	Form of 4.000% Notes due 2028, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 15, 2025.

		(bb)	Form of 4.600% Notes due 2032, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 15, 2025.

		(cc)	Form of 5.000% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 15, 2025.

		(dd)	Form of 5.700% Notes due 2055, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 15, 2025.

4.5		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

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

(a)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2017, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

(g)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2022, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.2(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

(h)
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

(j)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2023, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

(k)
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

(m)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2024, incorporated by reference to Exhibit 10.2(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

(n)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2024, incorporated by reference to Exhibit 10.2(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

(o)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2025, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

(p)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2025, incorporated by reference to Exhibit 10.2(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

(q)
Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2025, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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
Elevance Health Board of Directors Compensation Program, as amended and restated effective May 14, 2025, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10.8	*
Elevance Health Board of Directors’ Deferred Compensation Plan, as amended and restated effective June 28, 2022, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.9	*	(a) Form of Employment Agreement between the Company and Peter D. Haytaian, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

(e)
Form of Employment Agreement between the Company and each of the following: Erin M. Wessling and Ryan R. Craig, incorporated by reference to Exhibit 10.9(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.10	*
Offer Letter, by and between the Company and Gail Boudreaux, dated as of November 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.11	*	Offer Letter, by and between the Company and Mark Kaye, dated as of August 2, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023.

10.12		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 20, 2025.

10.13		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 20, 2025.

19.1		Elevance Health, Inc. Insider Trading Policy, last amended October 1, 2025.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

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
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

ITEM 16. FORM 10-K SUMMARY.
None.
Schedule II—Condensed Financial Information of Registrant

Elevance Health, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,548	$1,870
Equity securities	24	487
Other receivables	99	49
Net due from subsidiaries	208	4,697
Other current assets	683	705
Total current assets	3,562	7,808
Other invested assets	3,830	3,636
Property and equipment, net	151	159
Investments in subsidiaries	71,721	63,173
Other noncurrent assets	689	584
Total assets	$79,953	$75,360
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,292	$737
Current portion of long-term debt	1,099	1,649
Other current liabilities	687	610
Total current liabilities	3,078	2,996
Long-term debt, less current portion	30,772	29,193
Deferred tax liabilities, net	10	55
Other noncurrent liabilities	2,211	1,801
Total liabilities	36,071	34,045
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized - 100,000,000; shares issued and outstanding - none	—	—
Common stock, par value $0.01, shares authorized - 900,000,000; shares issued and outstanding - 220,723,898 and 227,479,695	2	2
Additional paid-in capital	8,938	8,911
Retained earnings	35,393	33,549
Accumulated other comprehensive loss	(451)	(1,147)
Total shareholders’ equity	43,882	41,315
Total liabilities and shareholders’ equity	$79,953	$75,360

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2025	2024	2023
Revenues
Net investment income	$45	$110	$25
Net losses on financial instruments	(101)	(23)	(100)
Service fees	12	9	8
Total revenues (losses)	(44)	96	(67)
Expenses
Operating expense	327	279	352
Interest expense	1,391	1,172	1,017
Total expenses	1,718	1,451	1,369
Loss before income tax benefit and equity in net income of subsidiaries	(1,762)	(1,355)	(1,436)
Income tax benefit	(698)	(477)	(214)
Equity in net income of subsidiaries	6,726	6,858	7,209
Shareholders’ net income	$5,662	$5,980	$5,987

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Comprehensive Income

	Years ended December 31
(in millions)	2025	2024	2023
Shareholders’ net income	$5,662	$5,980	$5,987
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	629	109	1,123
Change in non-credit component of impairment losses on investments	(1)	1	—
Change in net unrealized gains/losses on cash flow hedges	8	4	18
Change in net periodic pension and other benefit costs	67	60	40
Change in future policy benefits	(3)	(2)	(3)
Foreign currency translation adjustments	(4)	(6)	(1)
Other comprehensive income	696	166	1,177
Total shareholders’ comprehensive income	$6,358	$6,146	$7,164

See accompanying notes.

Elevance Health, Inc. (Parent Company Only)
Statements of Cash Flows

	Years ended December 31
(In millions)	2025	2024	2023
Net cash provided by operating activities	$4,839	$1,451	$4,113
Investing activities
Purchases of investments	(296)	(3,240)	(95)
Proceeds from sales, maturities, calls and redemptions of investments	580	1,567	212
Capitalization of subsidiaries	(1,567)	(324)	(363)
Changes in securities lending collateral	17	(16)	42
Purchases of property and equipment, net of sales	(43)	(36)	(55)
Net cash (used in) provided by investing activities	(1,309)	(2,049)	(259)
Financing activities
Proceeds from long-term borrowings	2,991	7,710	2,574
Repayments of long-term borrowings	(2,147)	(1,650)	(1,909)
Changes in securities lending payable	(17)	16	(42)
Repurchase and retirement of common stock	(2,605)	(2,900)	(2,676)
Cash dividends	(1,611)	(1,586)	(1,466)
Proceeds from issuance of common stock under employee stock plans	79	221	152
Taxes paid through withholding of common stock under employee stock plans	(32)	(109)	(99)
Changes in bank overdrafts	500	(717)	152
Other, net	(10)	—	1
Net cash provided by (used in) financing activities	(2,852)	985	(3,313)
Change in cash and cash equivalents	678	387	541
Cash and cash equivalents at beginning of year	1,870	1,483	942
Cash and cash equivalents at end of year	$2,548	$1,870	$1,483

See accompanying notes.

Elevance Health, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2025
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

2. Subsidiary Transactions
Dividends from Subsidiaries
Elevance Health received cash dividends from subsidiaries of $2,543, $6,322 and $4,909 during 2025, 2024 and 2023, respectively.
Dividends to Subsidiaries
Certain subsidiaries of Elevance Health own shares of Elevance Health common stock. Elevance Health paid cash dividends to subsidiaries related to these shares of common stock in the amount of $82, $78 and $71 during 2025, 2024 and 2023, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $1,567, $324 and $363 during 2025, 2024 and 2023, respectively.
Amounts Due From and To Subsidiaries
At December 31, 2025 and 2024, Elevance Health reported amounts due from and (to) subsidiaries of $208 and $4,697, respectively. The amounts due from and (to) subsidiaries primarily include amounts for allocated operating expenses or daily cash management activities. These items are routinely settled, and as such, are classified as current liabilities or assets.
Guarantees on Behalf of Subsidiaries
Elevance Health guarantees contractual or financial obligations or solvency requirements for certain of its subsidiaries. These guarantees approximated $819 and $912 at December 31, 2025 and 2024, respectively.
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
Dated: February 6, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL K. BOUDREAUX	President and Chief Executive Officer, Director (Principal Executive Officer)	February 6, 2026
Gail K. Boudreaux
/s/ MARK B. KAYE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2026
Mark B. Kaye
/s/ RONALD W. PENCZEK	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 6, 2026
Ronald W. Penczek
/s/ RAMIRO G. PERU	Chair of the Board	February 6, 2026
Ramiro G. Peru
/s/ R. KERRY CLARK	Director	February 6, 2026
R. Kerry Clark
/s/ STEVEN H. COLLIS	Director	February 6, 2026
Steven H. Collis
/s/ SUSAN D. DEVORE	Director	February 6, 2026
Susan D. DeVore
/s/ ROBERT L. DIXON, JR.	Director	February 6, 2026
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 6, 2026
Lewis Hay III
/s/ BAHIJA JALLAL	Director	February 6, 2026
Bahija Jallal
/s/ ANTONIO F. NERI	Director	February 6, 2026
Antonio F. Neri
/s/ RYAN M. SCHNEIDER	Director	February 6, 2026
Ryan M. Schneider
/s/ AMY W. SCHULMAN	Director	February 6, 2026
Amy W. Schulman
/s/ DEANNA D. STRABLE	Director	February 6, 2026
Deanna D. Strable