Form 10-Q
period 2026-03-31
Elevance Health, Inc.
filed 2026-04-22
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of April 15, 2026, 217,162,380 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$9,657	$9,491
Fixed maturity securities (amortized cost of $26,177 and $25,773; allowance for credit losses of $55 and $21)	25,905	25,884
Equity securities	1,511	740
Premium receivables, net	11,525	10,073
Self-funded receivables, net	5,098	5,162
Other receivables	6,167	6,307
Other current assets	7,169	5,344
Total current assets	67,032	63,001
Long-term investments:
Fixed maturity securities (amortized cost of $1,121 and $1,116; allowance for credit losses of $0 and $0)	1,114	1,121
Other invested assets	11,009	10,839
Property and equipment, net	4,657	4,679
Goodwill	28,340	28,344
Other intangible assets	11,093	11,200
Other noncurrent assets	2,582	2,310
Total assets	$125,827	$121,494

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$18,425	$17,084
Other policyholder liabilities	3,857	3,632
Unearned income	1,759	1,493
Accounts payable and accrued expenses	6,209	7,322
Short-term borrowings	724	150
Current portion of long-term debt	350	1,099
Other current liabilities	13,985	10,255
Total current liabilities	45,309	41,035
Long-term debt, less current portion	30,768	30,797
Deferred tax liabilities, net	1,786	2,110
Other noncurrent liabilities	3,922	3,526
Total liabilities	81,785	77,468
Commitments and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 217,368,494 and 220,723,898	2	2
Additional paid-in capital	8,845	8,938
Retained earnings	35,796	35,393
Accumulated other comprehensive loss	(741)	(451)
Total shareholders’ equity	43,902	43,882
Noncontrolling interests	140	144
Total equity	44,042	44,026
Total liabilities and equity	$125,827	$121,494
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
	2026	2025
(In millions, except per share data)
Revenues
Premiums	$41,024	$40,887
Product revenue	6,225	5,809
Service fees	2,245	2,069
Total operating revenue	49,494	48,765
Net investment income	765	590
Net losses on financial instruments	(78)	(464)
Total revenues	50,181	48,891
Expenses
Benefit expense	35,615	35,312
Cost of products sold	5,463	4,983
Operating expense	6,330	5,300
Interest expense	357	344
Amortization of other intangible assets	112	155
Total expenses	47,877	46,094
Income before income tax expense	2,304	2,797
Income tax expense	544	613
Net income	1,760	2,184
Net loss (gain) attributable to noncontrolling interests	4	(1)
Shareholders’ net income	$1,764	$2,183
Shareholders’ net income per share
Basic	$8.03	$9.64
Diluted	$8.00	$9.61
Dividends per share	$1.72	$1.71
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
	2026	2025
(In millions)
Net income	$1,760	$2,184
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)
Change in gross unrealized investment gains (losses)	(401)	253
Income tax effect	93	(60)
Total change in unrealized investment gains (losses), net of tax	(308)	193
Gross reclassification adjustment for net realized investment losses included in earnings	43	55
Income tax effect	(10)	(13)
Change in net unrealized investment gains (losses)	(275)	235
Pension and other benefits
Change during the period	4	3
Income tax effect	(1)	(8)
Change in pension and other benefits	3	(5)
Other
Change during the period	(20)	10
Income tax effect	2	(3)
Change in other	(18)	7
Other comprehensive income (loss)	(290)	237
Net loss (gain) attributable to noncontrolling interests	4	(1)
Other comprehensive income attributable to noncontrolling interests	—	(1)
Total shareholders’ comprehensive income	$1,474	$2,419

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2026	2025
(In millions)
Operating activities
Net income	$1,760	$2,184
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	78	464
Equity in net earnings of other invested assets	(305)	(126)
Depreciation and amortization	354	373
Deferred income taxes	(274)	(174)
Impairment of property and equipment	4	—
Share-based compensation	55	81
Changes in operating assets and liabilities:
Receivables, net	(1,174)	(3,174)
Other invested assets	—	(5)
Other assets	(1,552)	(647)
Policy liabilities	1,590	600
Unearned income	266	132
Accounts payable and other liabilities	2,886	952
Income taxes	644	357
Net cash provided by operating activities	4,332	1,017
Investing activities
Purchases of investments	(4,735)	(3,964)
Proceeds from sale of investments	3,094	4,150
Maturities, calls and redemptions from investments	552	424
Changes in securities lending collateral	(313)	(290)
Purchases of subsidiaries, net of cash acquired	5	4
Purchases of property and equipment	(235)	(196)
Other, net	(10)	(25)
Net cash provided by (used in) investing activities	(1,642)	103
Financing activities
Repayments of long-term borrowings	(750)	(1,250)
Proceeds from short-term borrowings	724	—
Repayments of short-term borrowings	(150)	(115)
Changes in securities lending payable	313	290
Changes in bank overdrafts	(1,152)	546
Repurchase and retirement of common stock	(1,124)	(880)
Cash dividends	(376)	(386)
Proceeds from issuance of common stock under employee stock plans	37	23
Taxes paid through withholding of common stock under employee stock plans	(34)	(123)
Other, net	(3)	(14)
Net cash used in financing activities	(2,515)	(1,909)
Effect of foreign exchange rates on cash and cash equivalents	(9)	1
Change in cash and cash equivalents	166	(788)
Cash and cash equivalents at beginning of period	9,491	8,288
Cash and cash equivalents at end of period	$9,657	$7,500
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Total Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value			Net Unrealized Investment Gains (Losses)	Pension and Other Benefits	Other
December 31, 2025	220.7	$2	$8,938	$35,393	$108	$(332)	$(227)	$144	$44,026
Net income (loss)	—	—	—	1,764	—	—	—	(4)	1,760
Other comprehensive income (loss)	—	—	—	—	(275)	3	(18)	—	(290)
Repurchase and retirement of common stock, including excise tax	(3.6)	—	(151)	(983)	—	—	—	—	(1,134)
Dividends and dividend equivalents	—	—	—	(378)	—	—	—	—	(378)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	58	—	—	—	—	—	58
March 31, 2026	217.4	$2	$8,845	$35,796	$(167)	$(329)	$(245)	$140	$44,042

December 31, 2024	227.5	$2	$8,911	$33,549	$(523)	$(399)	$(225)	$111	$41,426
Net income	—	—	—	2,183	—	—	—	1	2,184
Other comprehensive income (loss)	—	—	—	—	234	(5)	7	1	237
Noncontrolling interests adjustment	—	—	—	—	—	—	—	4	4
Repurchase and retirement of common stock, including excise tax	(2.2)	—	(97)	(799)	—	—	—	—	(896)
Dividends and dividend equivalents	—	—	—	(387)	—	—	—	—	(387)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	52	—	—	—	—	—	52
March 31, 2025	225.7	$2	$8,866	$34,546	$(289)	$(404)	$(218)	$117	$42,620
See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2026
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.4 million medical members through our affiliated health plans as of March 31, 2026. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, care provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. Across these markets, we generate revenue through risk-based premiums, administrative fees from self-funded employers and pharmacy and health service fees through our Carelon businesses. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). For additional information on reportable segments see Note 13, “Segment Information.”
2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 have been recorded. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory and contractual requirements. These amounts totaled $527 and $348 at March 31, 2026 and December 31, 2025, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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

For asset-backed securities included in “Fixed maturity securities,” we recognize income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the purchase date of the securities. Such adjustments are reported within “Net investment income” in our consolidated statements of income.
The changes in fair value of our marketable equity securities are recognized in our results of operations within “Net losses on financial instruments.” Certain marketable equity securities are held to satisfy contractual obligations and are reported under the caption “Other invested assets” in our consolidated balance sheets.
We have investments in limited partnerships (“LPs”) and companies in which our ownership interest may enable us to influence the operating or financial decisions of the investee company, including unconsolidated variable interest entities. These investments are accounted for using the equity method of accounting and are reported within “Other invested assets” in our consolidated balance sheets. Our proportionate share of equity in net income (loss) for these LPs and unconsolidated investee companies is reported within “Net investment income” in our consolidated statements of income. The carrying value of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than temporary. In applying the equity method (including assessment for other-than temporary impairment), we use financial information provided by the LPs and investee companies, generally on a one-to three-month lag. We consolidate investee companies in certain other instances where it is deemed to exercise control or is considered the primary beneficiary of a variable interest entity.
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
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers in exchange for cash and securities collateral. Under Financial Accounting Standards Board (“FASB”) guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the collateral as an asset, which is reported in “Other current assets” in our consolidated balance sheets, and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category in our consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in “Accumulated other comprehensive loss” as a separate component of shareholders’ equity. The market value of loaned securities and that of the collateral pledged can fluctuate in non-synchronized fashions. To the extent the loaned securities’ value appreciates faster or depreciates slower than the value of the collateral pledged, we are exposed to the risk of the shortfall. As a primary mitigating mechanism, the loaned securities and collateral pledged are marked to market on a daily basis and the shortfall, if any, is collected accordingly. Secondarily, the collateral level is set at 102% of the value of the loaned securities, which provides a cushion before any shortfall arises. The investment of the cash collateral is subject to market risk, which is managed by limiting the investments to higher quality and shorter duration instruments.

Receivables: Receivables are reported net of amounts for expected credit losses. The allowance for doubtful accounts is based on historical collection trends, future forecasts and our judgment regarding the ability to collect specific accounts.
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $205 and $167 at March 31, 2026 and December 31, 2025, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $145 and $145 at March 31, 2026 and December 31, 2025, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,618 and $1,509 at March 31, 2026 and December 31, 2025, respectively.
Revenue Recognition: Premiums for risk-based contracts are recognized as revenue over the period insurance coverage is provided, and, if applicable, net of amounts recognized for medical loss ratio rebates, risk adjustment, reinsurance and risk corridor under contractual premium stabilization arrangements, the Affordable Care Act (“ACA”) or other regulatory requirements. Premiums may also include performance incentives and penalties, which are recognized based on contractual terms. We estimate amounts receivable and payable under these contractual terms, and to the extent that such estimated amounts vary from the final amounts paid, the adjustments are included in earnings in the period of final settlement. Premium payments from contracted government agencies are based on eligibility lists produced by the government agencies. Premium payments related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as “Unearned income”. Premiums include revenue adjustments for retrospectively rated contracts where revenue is based on the estimated loss experience of the contract. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state. Additionally, delays in annual premium rate changes from contracted government agencies require that we defer the recognition of any increases to the period in which the premium rates become final. The value of the impact can be significant in the period in which it is recognized depending on the magnitude of the premium rate increase, the membership to which it applies and the length of the delay between the effective date of the rate increase and the final contract date. Premium rate decreases are recognized in the period the change in premium rate becomes effective and the change in the rate is known, which may be prior to the period when the contract amendment affecting the rate is finalized.
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
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at March 31, 2026 or December 31, 2025. For the three months ended March 31, 2026 and 2025, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and contract assets arising from transactions under Accounting Standards Codification (“ASC”) Topic 606. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. ASU 2025-05 became effective for our fiscal years beginning after December 15, 2025, and interim periods within such fiscal years, with prospective application required. We adopted these amendments on January 1, 2026 and applied the amendments on a prospective basis.The adoption of ASU 2025-05 did not have an impact on our consolidated financial statements and disclosures.
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
There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2025 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations, cash flows or disclosures.
3.    Operating Model Transformation
In the first quarter of 2026, based on a strategic review of our operations, assets and investments, management implemented the 2026 - 2027 Operating Model Transformation Program (the “Transformation Program”) to streamline decision-making, simplify organizational structures, and enhance the use of advanced technologies, including artificial intelligence, across the enterprise. The Transformation Program includes initiatives to reduce organizational layers, realign roles and responsibilities, and design workflows to support more efficient, technology-enabled operations. These actions also include the modernization of certain information technology platforms, targeted workforce reductions and role realignments. Actions to be taken under the Transformation Program were ongoing as of March 31, 2026. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2028.
In the first quarter of 2026, we incurred $129 of costs towards the Transformation Program, primarily for personnel-related charges for the reduction and/or relocation of staff, which included severance and related costs. These charges were recognized as operating expense in the Corporate & Other segment.
The ending liability balance related to the employee termination costs under the Transformation Program at March 31, 2026 were $127, which included a $128 charge recognized during the quarter and payments of $1 made during the quarter.

4.     Investments
Fixed Maturity Securities
A summary of current and long-term fixed maturity securities, available-for-sale, at March 31, 2026 and December 31, 2025 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

March 31, 2026
Fixed maturity securities:
United States Government securities	$1,381	$3	$(24)	$—	$1,360
Government sponsored securities	56	1	(1)	—	56
Foreign government securities	18	—	—	—	18
States, municipalities and political subdivisions, tax-exempt	3,600	55	(78)	(2)	3,575
Corporate securities	13,910	224	(218)	(4)	13,912
Residential mortgage-backed securities	3,413	27	(146)	(3)	3,291
Commercial mortgage-backed securities	2,070	20	(30)	(2)	2,058
Other asset-backed securities	2,850	57	(114)	(44)	2,749
Total fixed maturity securities	$27,298	$387	$(611)	$(55)	$27,019
December 31, 2025
Fixed maturity securities:
United States Government securities	$1,512	$10	$(19)	$—	$1,503
Government sponsored securities	80	2	(1)	—	81
Foreign government securities	13	—	—	—	13
States, municipalities and political subdivisions, tax-exempt	3,701	76	(74)	(2)	3,701
Corporate securities	13,498	419	(130)	(4)	13,783
Residential mortgage-backed securities	3,203	43	(136)	(3)	3,107
Commercial mortgage-backed securities	2,078	28	(31)	(2)	2,073
Other asset-backed securities	2,804	53	(103)	(10)	2,744
Total fixed maturity securities	$26,889	$631	$(494)	$(21)	$27,005
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at March 31, 2026 and December 31, 2025, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2026
Fixed maturity securities:
United States Government securities	33	$872	$(10)	15	$113	$(14)
Government sponsored securities	13	15	—	12	9	(1)
Foreign government securities	4	14	—	1	—	—
States, municipalities and political subdivisions, tax-exempt	395	914	(14)	394	643	(64)
Corporate securities	1,526	4,807	(105)	719	1,150	(113)
Residential mortgage-backed securities	290	906	(13)	1,158	952	(133)
Commercial mortgage-backed securities	133	610	(7)	181	379	(23)
Other asset-backed securities	248	903	(21)	182	410	(93)
Total fixed maturity securities	2,642	$9,041	$(170)	2,662	$3,656	$(441)
December 31, 2025
Fixed maturity securities:
United States Government securities	18	$460	$(3)	17	$167	$(16)
Government sponsored securities	4	—	—	16	29	(1)
Foreign government securities	1	3	—	2	1	—
States, municipalities and political subdivisions, tax-exempt	213	486	(8)	522	848	(66)
Corporate securities	568	1,398	(22)	839	1,397	(108)
Residential mortgage-backed securities	169	282	(4)	1,164	1,012	(132)
Commercial mortgage-backed securities	80	308	(6)	212	479	(25)
Other asset-backed securities	154	657	(28)	174	275	(75)
Total fixed maturity securities	1,207	$3,594	$(71)	2,946	$4,208	$(423)

Unrealized losses on our securities shown in the table above have not been recognized into income because, as of March 31, 2026, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $55 and $21 at March 31, 2026 and December 31, 2025, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.
The amortized cost and fair value of fixed maturity securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$203	$200
Due after one year through five years	3,864	3,848
Due after five years through ten years	9,346	9,400
Due after ten years	5,552	5,473
Mortgage and other asset-backed securities	8,333	8,098
Total fixed maturity securities	$27,298	$27,019
Equity Securities
A summary of current equity securities at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Equity securities:
Exchange traded funds	$1,428	$650
Common equity securities	35	35
Private equity securities	48	55
Total	$1,511	$740
Other Invested Assets
A summary of other invested assets at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Other invested assets:
Company-owned life insurance	$2,986	$2,927
Equity method investments and joint ventures	3,113	3,136
Limited partnership investments	3,168	3,033
Other	1,742	1,743
Total	$11,009	$10,839
At March 31, 2026, “Other invested assets” included non-controlled equity method investments and joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”). See Note 5 “Investments” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.

In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a line of credit up to $500 to Mosaic Health. Mosaic Health borrowed $100 on the line of credit in December 2025, which remained outstanding at March 31, 2026. Net amounts receivable under these arrangements were $282 at both March 31, 2026 and December 31, 2025, which are included under the caption “Other invested assets” in our consolidated balance sheets as of March 31, 2026 and December 31, 2025. Interest income recognized from the financing arrangement during the three months ended March 31, 2026 and 2025 was not material. In addition to the term loan and line of credit, we committed to providing $70 of additional funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of certain businesses that were contributed by us to Mosaic Health through December 31, 2026. We also committed to fund any shortfalls above $70 in those businesses if necessary for which we would receive additional equity interests in Mosaic Health. Additional funding of $34 was provided during the three months ended March 31, 2026. No additional funding was provided as of December 31, 2025. Related party transactions with Mosaic Health, which were reported in benefit expense, included care delivery and enablement services to Elevance Health subsidiaries amounting to $193 and $175 for the three months ended March 31, 2026 and 2025, respectively.
In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $165 was disbursed as of both March 31, 2026 and December 31, 2025. Mandatorily redeemable preferred equity in Liberty Dental of $145 and $137 is included in the caption “Other invested assets” in our consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively. Dividend income recognized from the financing arrangement during the three months ended March 31, 2026 and 2025 was not material. During the three months ended March 31, 2026 and 2025, in the normal course of business, related party transactions with Liberty Dental included administrative services to our Medicare Advantage members under a capitated arrangement amounting to $133 and $146, respectively, which amounts were included in “Benefit expense” in our consolidated statements of income.
Investment Gains (Losses)
Net investment gains (losses) for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31
	2026	2025
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$33	$28
Gross realized losses from sales	(39)	(82)
Impairment losses recognized in income	(37)	(1)
Net realized losses from sales of fixed maturity securities	(43)	(55)
Equity securities:
Unrealized gains recognized on equity securities still held at the end of the period	(2)	(6)
Net realized losses recognized on equity securities sold during the period	(1)	(1)
Net losses on equity securities	(3)	(7)
Other investments:
Gross gains	8	5
Gross losses	(5)	(94)
Other realized losses recognized in income	(36)	(311)
Net losses on other investments	(33)	(400)
Net losses on investments	$(79)	$(462)

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
Total proceeds from sales, maturities, calls or redemptions of fixed maturity securities were $2,942 and $3,338 for the three months ended March 31, 2026 and 2025, respectively.
Accrued Investment Income
At March 31, 2026 and December 31, 2025, accrued investment income totaled $299 and $295, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at March 31, 2026 and December 31, 2025 was $3,004 and $2,691, respectively. The collateral received was 102% of the market value of the loaned securities at each of March 31, 2026 and December 31, 2025.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At March 31, 2026 and December 31, 2025, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,199 and $2,136, respectively, United States Government securities for $780 and $552, respectively, and residential mortgage-backed securities for $25 and $3, respectively.

5.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions. We posted collateral of $9 and received collateral of $34 related to our derivative financial instruments at March 31, 2026 and December 31, 2025, respectively.
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to the Secured Overnight Financing Rate (“SOFR”). These derivatives are recorded at fair value and are included in the captions “Other current assets,” “Other noncurrent assets,” “Other current liabilities” or “Other noncurrent liabilities” in our consolidated balance sheets, as applicable.
The unrecognized loss, net of tax, for all expired and terminated interest rate cash flow hedges included in “Accumulated other comprehensive loss” in our consolidated balance sheets was $190 and $192 as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, we recognized net gains of $1 on non-hedging derivatives. During the three months ended March 31, 2025, we recognized net losses of $2 on non-hedging derivatives.
In connection with our equity investment in Mosaic Health (see Note 4, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provide for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. At inception, we calculated the fair value of the net put option, which is a Level III measurement (see Note 6, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $1,330, which is a non-cash item originally measured at fair value, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of March 31, 2026. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.
In connection with our equity investment in Liberty Dental (see Note 4, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as July 1, 2026 but no later than 2027 at a price based on certain multiples of earnings of Liberty Dental, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 6, “Fair Value”), based on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. On March 28, 2025, the terms of the put and call options were substantially amended. The previous net put option liability of $85 at December 31, 2024 was extinguished and we recognized a new net put option liability at its estimated fair value on March 28, 2025 of $396, which is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of March 31, 2026. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.
For additional information relating to the fair value of our derivative assets and liabilities, see Note 6, “Fair Value,” included in this Quarterly Report on Form 10-Q.
6.    Fair Value
Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. These assets and liabilities are classified into one of three levels of hierarchy defined by GAAP.

For a description of the methods and assumptions that are used to estimate and determine the fair value hierarchy classification for each class of financial instruments, see Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.
A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 is as follows:

	Level I	Level II	Level III	Total
March 31, 2026
Assets:
Cash equivalents	$5,735	$—	$—	$5,735
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,360	—	1,360
Government sponsored securities	—	56	—	56
Foreign government securities	—	18	—	18
States, municipalities and political subdivisions, tax-exempt	—	3,575	—	3,575
Corporate securities	—	13,486	426	13,912
Residential mortgage-backed securities	—	3,284	7	3,291
Commercial mortgage-backed securities	—	2,058	—	2,058
Other asset-backed securities	—	1,880	869	2,749
Total fixed maturity securities, available-for-sale	—	25,717	1,302	27,019
Equity securities:
Exchange traded funds	1,428	—	—	1,428
Common equity securities	—	35	—	35
Private equity securities	—	—	48	48
Total equity securities	1,428	35	48	1,511
Other invested assets - common equity securities	4	—	—	4
Securities lending collateral	—	3,004	—	3,004
Derivatives - other assets	—	44	—	44
Total assets	$7,167	$28,800	$1,350	$37,317
Percentage of total assets at fair value	19%	77%	4%	100%
Liabilities:
Derivatives - other liabilities	$—	$(53)	$—	$(53)
Total liabilities	$—	$(53)	$—	$(53)

December 31, 2025
Assets:
Cash equivalents	$5,184	$—	$—	$5,184
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,503	—	1,503
Government sponsored securities	—	81	—	81
Foreign government securities	—	13	—	13
States, municipalities and political subdivisions, tax-exempt	—	3,701	—	3,701
Corporate securities	—	13,373	410	13,783
Residential mortgage-backed securities	—	3,090	17	3,107
Commercial mortgage-backed securities	—	2,073	—	2,073
Other asset-backed securities	—	1,878	866	2,744
Total fixed maturity securities, available-for-sale	—	25,712	1,293	27,005
Equity securities:
Exchange traded funds	650	—	—	650
Common equity securities	—	35	—	35
Private equity securities	—	—	55	55
Total equity securities	650	35	55	740
Other invested assets - common equity securities	6	—	—	6
Securities lending collateral	—	2,692	—	2,692
Derivatives - other assets	—	62	—	62
Total assets	$5,840	$28,501	$1,348	$35,689
Percentage of total assets at fair value	16%	80%	4%	100%
Liabilities:
Derivatives - other liabilities	$—	$(28)	$—	$(28)
Total liabilities	$—	$(28)	$—	$(28)

There were no individually material transfers into or out of Level III during the three months ended March 31, 2026 or 2025. There were no adjustments to quoted market prices obtained from the pricing services during the three months ended March 31, 2026 or 2025.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The fair values of goodwill and other intangible assets acquired in certain business acquisitions during the years ended December 31, 2025 and 2024 were finalized based on a valuation performed using the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets could be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation.
As discussed in more detail within Note 4, “Investments”, we entered into agreements that included certain put and call options associated with our minority interest ownership of Mosaic Health in 2024 and Liberty Dental in 2023 (as amended in 2025). The resulting net put option liabilities were recorded at their fair values measured at the dates of acquisition using Level III inputs with an election not to mark the derivative to market, which is further discussed and disclosed in Note 5, “Derivative Financial Instruments”. The net put option fair value for Mosaic Health was $2,699 and $2,717 at March 31, 2026 and December 31, 2025, respectively. The net put option fair value for Liberty Dental was $341 and $327 at March 31, 2026 and December 31, 2025, respectively.
Other than the goodwill and intangible assets acquired and liabilities assumed in our business acquisitions and the net put options on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2026 or 2025.
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
See Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K for details on the methods and assumptions used to estimate the fair value for each class of financial instruments that are recorded at their carrying value in our consolidated balance sheets.

A summary of the estimated fair values by level for each class of financial instruments that is recorded at its carrying value on our consolidated balance sheets at March 31, 2026 and December 31, 2025 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
March 31, 2026
Assets:
Other invested assets	$787	$—	$—	$765	$765
Liabilities:
Debt:
Commercial paper	724	—	724	—	724
Notes	31,118	—	28,844	—	28,844
Options	1,726	—	—	3,040	3,040

December 31, 2025
Assets:
Other invested assets	$781	$—	$—	$762	$762
Liabilities:
Debt:
Short-term borrowings	150	—	150	—	150
Notes	31,896	—	30,207	—	30,207
Options	1,726	—	—	3,044	3,044
7.     Income Taxes
During the three months ended March 31, 2026 and 2025, we recognized income tax expense of $544 and $613, respectively, which represent effective income tax rates of 23.6% and 21.9%, respectively. The increase in our effective income tax rate compared to the three months ended March 31, 2025 was primarily due to a current year increase in our reserves for uncertain tax positions and prior year favorable resolution of uncertain tax positions.
Income taxes netted to a payable of $208 at March 31, 2026 and a receivable of $436 at December 31, 2025. We recognized income taxes receivable of $776 and $587 as an asset under the caption “Other current assets” and income taxes payable of $984 and $151 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

8. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Gross medical claims payable, beginning of period	$16,829	$15,580
Ceded medical claims payable, beginning of period	(48)	(13)
Net medical claims payable, beginning of period	16,781	15,567
Business combinations and purchase adjustments	—	(85)
Net incurred medical claims:
Current period	35,677	35,313
Prior periods redundancies	(1,124)	(1,025)
Total net incurred medical claims	34,553	34,288
Net payments attributable to:
Current period medical claims	23,010	23,392
Prior periods medical claims	10,250	9,863
Total net payments	33,260	33,255
Net medical claims payable, end of period	18,074	16,515
Ceded medical claims payable, end of period	45	14
Gross medical claims payable, end of period	$18,119	$16,529
At March 31, 2026, the total of net incurred but not reported liabilities plus expected development on reported claims was $12,667, $4,653 and $754 for the claim years 2026, 2025, and 2024 and prior, respectively.
The favorable development recognized in the three months ended March 31, 2026 resulted from both favorable trend development at the end of 2025 and favorable completion factor development from 2025.
The favorable development recognized in the three months ended March 31, 2025 resulted from faster than expected development of completion factors from the latter part of 2024 as well as smaller but significant contribution from trend factors in late 2024 developing more favorably than originally expected.

The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Net incurred medical claims with medical claims payable	$34,415	$33,349
Performance-based risk arrangements without medical claims payable	138	939
Total net incurred medical claims	34,553	34,288
Quality improvement and other claims expense	1,062	1,024
Benefit expense	$35,615	$35,312

Net incurred medical claims under certain performance-based risk arrangements that include gain or loss sharing components do not require a medical claim payable liability.
The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of March 31, 2026 is as follows:

Total
Net medical claims payable, end of period	$18,074
Ceded medical claims payable, end of period	45
Insurance lines other than short duration	306
Gross medical claims payable, end of period	$18,425
9.     Debt
Long-term debt
The carrying value of our long-term debt at March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025
Senior unsecured notes	$31,093	$31,871
Unsecured surplus note	25	25
Total long-term debt	31,118	31,896
Current portion of long-term debt	(350)	(1,099)
Long-term debt, less current portion	$30,768	$30,797
On March 15, 2026, we repaid, at maturity, the $750 outstanding balance of our 1.500% senior unsecured notes. During the twelve months ended December 31, 2025, the Company repaid at maturity $1,250 of its 2.375% senior unsecured notes and redeemed $400 of its 5.350% senior unsecured notes and $500 of its 4.900% senior unsecured notes.
Short-term borrowings
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes.
The 5-Year Facility provides credit of $5,000 and matures in September 2030. In addition, we have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes.

The following table summarizes our outstanding short-term borrowings and our advances from the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”), as of March 31, 2026 and December 31, 2025.

Facility	March 31, 2026	December 31, 2025
Commercial paper program	$724	$—
FHLB advances	$—	$150

All debt is a direct obligation of Elevance Health, Inc., except for the unsecured surplus note and the FHLB advances, which are obligations of certain subsidiaries. We were in compliance with our debt covenants as of March 31, 2026. For more information on our short-term borrowings, debt covenants and long-term debt, see Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.
10.     Commitments and Contingencies
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
Blue Cross Blue Shield Antitrust Litigation
We have been a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA and Blue Cross and/or Blue Shield licensees (the “Blue plans”) across the country. These cases were consolidated into a single, multi-district proceeding captioned In re Blue Cross Blue Shield Antitrust Litigation (the “BCBSA Litigation”) that is pending in the U.S. District Court for the Northern District of Alabama (the “Court”). Generally, the suits allege that the BCBSA and the Blue plans have conspired to horizontally allocate geographic markets through license agreements, best efforts rules that limit the percentage of non-Blue revenue of each plan, restrictions on acquisitions, rules governing the BlueCard® and National Accounts programs and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers.
The BCBSA and Blue plans approved a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”), which received final approval from the Court in September 2022. The ultimate amount paid by the Company under the Subscriber Settlement Agreement was $604, which was accrued in 2020. The Subscriber Settlement Agreement and the defendants' payment and non-monetary obligations under the Subscriber Settlement Agreement became effective in June 2024, with the request for second Blue plan bid provisions effective in September 2024. The funds held in escrow will be distributed to members of the subscriber class in accordance with the Subscriber Settlement Agreement.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed and remain pending. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.) and Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 1:21-cv-23448 (S.D. Fla.). Beginning in 2021, Prime Healthcare Services, Inc., Prime Healthcare Foundation, Inc., Prime Healthcare Management, Inc.and VHS Liquidating Trust (“VHS”), filed an antitrust action, VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal Super.) against BCBSA and all Blue plans in California Superior Court bringing similar claims as the BCBSA Litigation. In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California court presiding over the VHS case upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. In February 2025, the VHS plaintiffs amended their complaint to add an additional plaintiff, Children’s Hospital of Los Angeles. Trial for this case is scheduled for March 2027. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
In the third quarter of 2024, the BCBSA, along with the individually named Blue plans, approved a settlement agreement and release (the “Provider Settlement Agreement”) with the provider plaintiffs. The Court granted preliminary approval of the provider settlement on December 4, 2024. A Final Fairness Hearing was held in July 2025, and a Final Order of Approval was issued in August 2025. As a result of the Final Order of Approval, the defendants were required to make a monetary settlement payment and certain non-monetary terms including (i) expansion of certain opportunities to contract with providers in contiguous service areas, (ii) certain prompt pay commitments, and (iii) various technological enhancements to the BlueCard program are now being implemented on a timeline set forth in the Provider Settlement Agreement. The effective date of the Provider Settlement was September 19, 2025. We recognized our payment obligation under the Provider Settlement Agreement of $666 in September 2024 as operating expense in the Corporate & Other segment.
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
CMS Notice
As previously communicated, on February 27, 2026, the Company was notified by the Centers for Medicare & Medicaid Services (“CMS”) of its intent to impose intermediate sanctions on the Company based on alleged noncompliance by the Company with certain Medicare Advantage risk adjustment data submission requirements related to diagnosis codes previously disclosed to CMS.
On March 13, 2026, CMS notified the Company that it was granting the Company’s request for an extension of the effective date of the sanctions from March 31, 2026 to May 30, 2026 and also removed certain of the Company’s MA-PD plans from the threatened sanctions and granted a waiver for various Employee Group Waiver Plans. CMS subsequently modified the compliance timeline. The Company now has until July 31, 2026 to complete a series of steps required by the agency to avoid sanctions. While the Company is working with CMS to complete these steps to reach a resolution that avoids the imposition of sanctions or other remedies, there can be no assurance that such a resolution can be achieved. The Company is also currently contesting CMS’ action through an administrative process.
In connection with the notice and the Company’s ongoing assessment of diagnosis codes, for dates of service 2015 through April 2, 2023, previously disclosed to CMS, the Company recorded an accrual of approximately $935 representing its current best estimate of the identified potential exposure for the resubmission of certain Medicare Advantage risk adjustment data pursuant to applicable loss contingency accounting guidance. This accrual was recorded in “Other current liabilities” on the consolidated balance sheet as of March 31, 2026 and “Operating expense” on the consolidated statement of income for the three months ended March 31, 2026.
The Company believes that it is reasonably possible that the loss contingency liability for the risk adjustment data previously disclosed to CMS could differ from the amount accrued. Management currently estimates that the aggregate amount of such liability could range from approximately $585 less than the amount currently accrued to up to $565 in excess of the amount currently accrued.

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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,518. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $781 as of March 31, 2026. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $401 at March 31, 2026. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of March 31, 2026, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

11.     Capital Stock
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3.1	$373.90
Granted	0.9	294.07
Exercised	(0.1)	177.10
Forfeited or expired	(0.1)	408.64
Outstanding at March 31, 2026	3.8	$359.64	6.50	$33
Exercisable at March 31, 2026	2.4	$369.90	4.87	$33

A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the three months ended March 31, 2026 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2026	1.1	$437.32
Granted	0.9	294.27
Vested	(0.3)	454.19
Forfeited	(0.1)	453.74
Nonvested at March 31, 2026	1.6	$355.27

During the three months ended March 31, 2026, we granted approximately 0.3 restricted stock units that are contingent upon us achieving an earnings target for 2026 and certain qualitative plan metrics over the three-year period from 2026 to 2028. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2028 based on results during the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025
Risk-free interest rate	3.97%	4.29%
Volatility factor	31.00%	30.00%
Quarterly dividend yield	0.585%	0.432%
Weighted-average expected life (years)	4.55	4.45

The following weighted-average fair values per option or share were determined for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025
Options granted during the period	$75.79	$107.31
Restricted stock awards granted during the period	294.27	395.49
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
A summary of our cash dividend activity for the three months ended March 31, 2026 and 2025 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2026
January 27, 2026	March 10, 2026	March 25, 2026	$1.72	$376

Three Months Ended March 31, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386
On April 21, 2026, our Audit Committee declared a second quarter 2026 dividend to shareholders of $1.72 per share, payable on June 25, 2026 to shareholders of record at the close of business on June 10, 2026.
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
A summary of common stock repurchases for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31
	2026	2025
Shares repurchased	3.7	2.2
Average price per share	$304.68	$395.78
Aggregate cost	$1,124	$880
Authorization remaining at the end of the period	$5,571	$8,420
We expect to utilize the remaining authorized amount over a multi-year period, subject to market and industry conditions. For additional information regarding the use of capital for debt security repurchases, see Note 9, “Debt,” included in this Quarterly Report on Form 10-Q and Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.

12.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31
	2026	2025
Denominator for basic shareholders' earnings per share – weighted-average shares	219.8	226.4
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	0.6	0.8
Denominator for diluted shareholders' earnings per share	220.4	227.2
During the three months ended March 31, 2026 and 2025, weighted-average shares related to certain stock options of 1.8 and 1.5, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive.
We have issued approximately 0.8 cumulative restricted stock units under our stock incentive plans, of which vesting is contingent upon us meeting specified earnings and qualitative plan performance targets. Contingent restricted stock units are excluded from the denominator for diluted shareholders’ earnings per share and are included only if and when the contingency is met. These contingent restricted stock units are being measured over a three-year period and generally vest in March of the year following each measurement period.
13.     Segment Information
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

Financial data by reportable segment for the three months ended March 31, 2026 and 2025 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended March 31, 2026
Premiums	$40,452	$—	$779	$779	$—	$(207)	$41,024
Product revenue	—	6,225	—	6,225	—	—	6,225
Service fees	2,038	4	203	207	—	—	2,245
Operating revenue - unaffiliated	42,490	6,229	982	7,211	—	(207)	49,494
Operating revenue - affiliated	—	4,371	6,383	10,754	4	(10,758)	—
Operating revenue - total	$42,490	$10,600	$7,365	$17,965	$4	$(10,965)	$49,494

Benefit expense	$35,453	$—	$6,085	$6,085	$9	$(5,932)	$35,615
Cost of products sold	—	9,830	—	9,830	—	(4,367)	5,463
Operating expense	4,880	188	810	998	1,118	(666)	6,330
Operating gain (loss)	$2,157	$582	$470	$1,052	$(1,123)	$—	$2,086

Three Months Ended March 31, 2025
Premiums	$39,588	$—	$1,500	$1,500	$—	$(201)	$40,887
Product revenue	—	5,809	—	5,809	—	—	$5,809
Service fees	1,843	3	223	226	—	—	2,069
Operating revenue - unaffiliated	41,431	5,812	1,723	7,535	—	(201)	48,765
Operating revenue - affiliated	—	4,304	4,813	9,117	165	(9,282)	—
Operating revenue - total	$41,431	$10,116	$6,536	$16,652	$165	$(9,483)	$48,765

Benefit expense	$34,393	$—	$5,319	$5,319	$10	$(4,410)	$35,312
Cost of products sold	—	9,284	—	9,284	—	(4,301)	$4,983
Operating expense	4,821	230	726	956	295	(772)	5,300
Operating gain (loss)	$2,217	$602	$491	$1,093	$(140)	$—	$3,170

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31
	2026	2025
Reportable segments’ operating revenue	$49,494	$48,765
Net investment income	765	590
Net losses on financial instruments	(78)	(464)
Total revenues	$50,181	$48,891

A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31
	2026	2025

Income before income tax expense	$2,304	$2,797
Net investment income	(765)	(590)
Net losses on financial instruments	78	464
Interest expense	357	344
Amortization of other intangible assets	112	155
Reportable segments’ operating gain	$2,086	$3,170

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or as Otherwise Stated Herein)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes as of and for the year ended December 31, 2025 and the MD&A included in our 2025 Annual Report on Form 10-K. References to the terms “we,” “our,” “us,” or “Elevance Health” used throughout this MD&A refer to Elevance Health, Inc., an Indiana corporation, and, unless the context otherwise requires, its direct and indirect subsidiaries. References to the “states” include the District of Columbia and Puerto Rico, unless the context otherwise requires.
Results of operations, cost of care trends, investment yields and other measures for the three months ended March 31, 2026 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2026, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 45.4 million medical members through our affiliated health plans as of March 31, 2026. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Services.
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
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). For additional information, see Note 13, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For additional information about our organization, see Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report on Form 10-K.

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
Affordable Care Act: We continue to participate in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. In 2025, we expanded our operations into select service areas in Florida, Maryland and Texas and in 2026, into Washington through our Simply Healthcare and Wellpoint brands. Going forward, we expect the Public Exchange to be influenced by policy and regulatory changes, particularly around federal subsidies, compliance requirements, and market stability.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2025 Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
The federal budget reconciliation legislation, known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA includes provisions that could impact our business and operations including: requiring more frequent Medicaid redeterminations for beneficiaries receiving coverage under a state’s Medicaid expansion program implemented pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, (collectively, the “ACA”); and imposing work or community engagement requirements on certain adults in the ACA Medicaid expansion population. The OBBBA also makes changes to federal requirements regarding Medicaid state directed payments and provider taxes, including taxes on managed care organizations; delays implementation of Medicaid final regulations on certain eligibility and enrollment provisions; reduces the allowable home equity asset threshold for individuals seeking eligibility for long-term care under Medicaid; establishes a new Rural Health Transformation program; eliminates the repayment limit for excess advanced Premium Tax Credits (“PTCs”) under the ACA; modifies the rules regarding Health Savings Account (“HSA”) eligible plans under the ACA; and makes permanent an extension of the safe harbor first established under the Coronavirus Aid, Relief, and Economic Security Act, allowing pre-deductible coverage of telehealth services for HSA eligible high-deductible health plans; among other provisions.
Additional federal and state guidance is being issued to implement these OBBBA provisions. Implementation dates vary, with many provisions impacting commercial plans effective January 1, 2026, and many Medicaid-related provisions effective in 2027 and 2028. States may choose to implement certain Medicaid provisions as early as 2026.
In February 2026, Congress passed the Consolidated Appropriations Act of 2026, which includes pharmacy benefit manager reforms requiring pharmacy benefit managers to remit all rebates, fees (other than bona fide service fees), and other remuneration received from entities such as manufacturers and group purchasing organizations to commercial plan sponsors, and to provide detailed commercial claims reporting, effective 30 months after enactment. The legislation also imposes extensive reporting requirements and delinks pharmacy benefit manager compensation in Medicare Part D by prohibiting pharmacy benefit managers from receiving remuneration related to Part D drugs in any form other than bona fide service fees that cannot be based on a drug’s price, effective in 2028. There continues to be the potential that similar or additional legislation may be adopted at the state or federal level.
In addition, in June 2025, the Centers for Medicare and Medicaid Services (“CMS”) finalized the Marketplace Integrity and Affordability Regulation, which modifies the Public Exchange open enrollment period beginning in plan year 2027 and eligibility for PTCs, among other requirements. In September 2025, a federal court delayed the effective dates for several provisions of the Marketplace Integrity and Affordability Regulation pending the resolution of ongoing litigation challenging the legality of those provisions. Also, in September 2025, CMS issued guidance modifying eligibility requirements for ACA catastrophic plans.
In September 2024, the U.S. Department of Health and Human Services, the U.S. Department of Labor, and the U.S. Department of the Treasury (collectively, the “Tri-Agencies”) issued final regulations related to mental health parity that will require health plans to make administrative and operational changes to comply with these final regulations. While some provisions became effective on January 1, 2025, additional guidance from the Tri-Agencies is necessary to assess the full impact of these regulations on our operations and financial results. Litigation has been filed challenging the final regulations.
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
In addition, subsequent budget reconciliation legislation enacted during 2023 through 2025 included provisions affecting Medicaid eligibility enrollment and program financing, which may influence state Medicaid policies and beneficiary coverage dynamics over time.

The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that have impacted, and continue to impact, our business. These provisions include extending the American Rescue Plan Act of 2021’s enhanced PTCs through 2025; imposing a new corporate alternative minimum tax; establishing a one percent excise tax on repurchases of stock by issuers; authorizing CMS to negotiate prices on a limited set of Medicare prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. From 2021 to 2025, Individual market enrollment grew significantly, driven in part by enhanced PTCs, which reduced Public Exchange coverage premiums for individuals who qualified. This, in combination with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. The enhanced PTCs expired on December 31, 2025. As a result, the cost of Public Exchange coverage premiums has increased for those individuals previously receiving the enhanced PTCs, which may negatively impact our Individual market enrollment.
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
For additional discussion regarding regulatory trends and uncertainties, and risk factors that could cause actual results to differ materially from those contained in forward-looking statements, see Part I, Item 1, “Business – Regulation,” Part I, Item 1A, “Risk Factors” and the “Regulatory Trends and Uncertainties” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.
Other Significant Items
Business and Operational Matters
In the first quarter of 2026, based on a strategic review of our operations, assets and investments, management implemented the 2026 - 2027 Operating Model Transformation Program (the “Transformation Program”) to streamline decision-making, simplify organizational structures, and enhance the use of advanced technologies, including artificial intelligence, across the enterprise. The Transformation Program includes initiatives to reduce organizational layers, realign roles and responsibilities, and design workflows to support more efficient, technology-enabled operations. These actions also include the modernization of certain information technology platforms, targeted workforce reductions and role realignments. Actions to be taken under the Transformation Program were ongoing as of March 31, 2026.
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
CMS Notice
As previously communicated, on February 27, 2026, the Company was notified by the Centers for Medicare & Medicaid Services (“CMS”) of its intent to impose intermediate sanctions on the Company based on alleged noncompliance by the Company with certain Medicare Advantage risk adjustment data submission requirements related to diagnosis codes previously disclosed to CMS.

On March 13, 2026, CMS notified the Company that it was granting the Company’s request for an extension of the effective date of the sanctions from March 31, 2026 to May 30, 2026 and also removed certain of the Company’s MA-PD plans from the threatened sanctions and granted a waiver for various Employee Group Waiver Plans. CMS subsequently modified the compliance timeline. The Company now has until July 31, 2026 to complete a series of steps required by the agency to avoid sanctions. While the Company is working with CMS to complete these steps to reach a resolution that avoids the imposition of sanctions or other remedies, there can be no assurance that such a resolution can be achieved. The Company is also currently contesting CMS’ action through an administrative process.
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
Selected Operating Performance
For the twelve months ended March 31, 2026, total medical membership declined by 0.9%. This was primarily driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Medicare Advantage, Employer Group Risk-Based and FEP® businesses. These decreases were partially offset by increases in our Employer Group Fee-Based business.
Operating revenue for the three months ended March 31, 2026 was $49,494, an increase of $729, or 1.5%, from the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by membership attrition.
Shareholders' net income for the three months ended March 31, 2026 was $1,764, a decrease of $419, or 19.2%, from the three months ended March 31, 2025. The decrease in net income for the three months ended March 31, 2026 was primarily due to decreased operating gain in all lines of business and increased interest expense. These decreases were partially offset by decreased net losses on financial instruments, increased net investment income, decreased income tax expense and decreased amortization of other intangible assets.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $8.00 for the three months ended March 31, 2026, which represented a 16.8% decrease from EPS of $9.61 for the three months ended March 31, 2025. The decrease in EPS for the three months ended March 31, 2026 resulted primarily from decreased shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.
Operating cash flow for the three months ended March 31, 2026 and 2025 was $4,332 and $1,017, respectively. The increase in net cash provided by operating activities was primarily due to favorable working capital impacts.
Membership and Other Metrics
The following table presents our medical membership by customer type as of March 31, 2026 and 2025. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

	March 31
	2026	2025	Change	% Change
Medical Membership (in thousands)
Individual	1,424	1,423	1	0.1%
Employer Group Risk-Based	3,439	3,638	(199)	(5.5)%
Commercial Risk-Based	4,863	5,061	(198)	(3.9)%
BlueCard®	6,579	6,608	(29)	(0.4)%
Employer Group Fee-Based	21,170	20,522	648	3.2%
Commercial Fee-Based	27,749	27,130	619	2.3%
Medicare Advantage	1,899	2,255	(356)	(15.8)%
Medicare Supplement	888	876	12	1.4%
Total Medicare	2,787	3,131	(344)	(11.0)%
Medicaid	8,456	8,862	(406)	(4.6)%
Federal Employee Program®	1,563	1,649	(86)	(5.2)%
Total Medical Membership	45,418	45,833	(415)	(0.9)%

Other Membership (in thousands)
Dental Members	7,556	7,394	162	2.2%
Dental Administration Members	1,944	1,966	(22)	(1.1)%
Vision Members	11,975	10,817	1,158	10.7%
Medicare Part D Standalone Members	77	221	(144)	(65.2)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	80.3	83.9	(3.6)	(4.3)%
Carelon Services Consumers Served	92.9	99.5	(6.6)	(6.6)%

Medical Membership
The decrease in medical membership was primarily driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Medicare Advantage, Employer Group Risk-Based and FEP® businesses. These decreases were partially offset by increases in our Employer Group Fee-Based business.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Employer Group business. Dental Administration membership decreased primarily due to unfavorable in-group change within other BCBSA plans. Vision membership increased due to higher sales in our Medicaid, Employer Group and Individual health plans, partially offset by lower sales in our Medicare business.
Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31		Change
			Three Months Ended March 31
			2026 vs. 2025
	2026	2025	$	%

Total operating revenue	$49,494	$48,765	$729	1.5%
Net investment income	765	590	175	29.7%
Net losses on financial instruments	(78)	(464)	386	83.2%
Total revenues	50,181	48,891	1,290	2.6%
Benefit expense	35,615	35,312	303	0.9%
Cost of products sold	5,463	4,983	480	9.6%
Operating expense	6,330	5,300	1,030	19.4%
Other expense[1]	469	499	(30)	(6.0)%
Total expenses	47,877	46,094	1,783	3.9%
Income before income tax expense	2,304	2,797	(493)	(17.6)%
Income tax expense	544	613	(69)	(11.3)%
Net income	1,760	2,184	(424)	(19.4)%
Net loss (gain) attributable to noncontrolling interests	4	(1)	5	NM
Shareholders’ net income	$1,764	$2,183	$(419)	(19.2)%

Average diluted shares outstanding	220.4	227.2	(6.8)	(3.0)%
Diluted shareholders’ earnings per share	$8.00	$9.61	$(1.61)	(16.8)%
Effective tax rate	23.6%	21.9%		170 bp3
Benefit expense ratio[2]	86.8%	86.4%		40 bp3
Operating expense ratio[4]	12.8%	10.9%		190 bp3
Income before income tax expense as a percentage of total revenues	4.6%	5.7%		(110) bp3
Shareholders’ net income as a percentage of total revenues	3.5%	4.5%		(100) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2026 and 2025 were $41,024 and $40,887, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by membership attrition.
Net investment income increased primarily due to higher income from alternative investments, partially offset by lower income from fixed maturity securities.
Net losses on financial instruments decreased due to lower impairment on other invested assets and lower realized losses on sales of financial instruments.
Benefit expense increased primarily due to higher medical costs across all lines of business within our Health Benefits segment, with the exception of Medicare. These increases were partially offset by decreases in Carelon Services benefit expense related to the partial termination and modification of a care delivery services contract with an unaffiliated customer.
Our benefit expense ratio increased primarily as a result of expected elevated medical cost trend in our Medicaid business, partially offset by improved performance in Medicare Advantage.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of a higher cost per prescription in 2026, reflecting pricing impacts and product mix, despite lower adjusted prescription volumes.
Operating expense increased primarily due to the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data and increased corporate expenses, primarily associated with the Operating Model Transformation Program.
Our operating expense ratio increased primarily due to the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data and increased corporate expense, primarily associated with the Operating Model Transformation Program.
Other expense decreased primarily due to a decrease in amortization of other intangible assets due to assets being amortized under an accelerated depreciation method, which results in higher expense recognition in earlier periods and progressively lower amortization in later periods, partially offset by an increase in interest expense.
Our effective tax rate increased primarily due to an increase in our reserve for uncertain tax positions and a prior year favorable resolution of uncertain tax positions that did not recur in 2026.
Our shareholders’ net income as a percentage of total revenues decreased in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as a result of all factors discussed above.
Reportable Segments Results of Operations
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We also calculate operating gain and operating margin to further aid investors in understanding and analyzing our core operating results and comparing them among periods. We define operating revenue as premium income, product revenue and service fees. Operating gain is calculated as total operating revenue less benefit expense, cost of products sold and operating expense. It does not include net investment income, net losses on financial instruments, loss/gain on sale of business, interest expense, amortization of other intangible assets or income taxes, as these items are managed in our corporate shared service environment and are not the responsibility of operating segment management. Operating margin is calculated as operating gain divided by operating revenue. We use these measures as a basis for evaluating segment performance, allocating resources, forecasting future operating periods and setting incentive compensation targets. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, shareholders’ net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For a reconciliation of reportable segments’ operating revenue to the amounts of total revenue included in the consolidated statements of income and a reconciliation of income before income tax expense to reportable segments’ operating gain, see Note 13, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We report our results of operations in the following four reportable segments: Health Benefits, CarelonRx, Carelon Services and Corporate & Other (our businesses that do not individually meet the quantitative thresholds for an operating segment, as well as corporate expenses not allocated to our other reportable segments). For additional information, see Note 13, “Segment Information,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents a summary of the reportable segment financial information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31		Three Months Ended March 31
			2026 vs. 2025 Change
	2026	2025	$	%
Operating Revenue
Health Benefits	$42,490	$41,431	$1,059	2.6%
CarelonRx	10,600	10,116	484	4.8%
Carelon Services	7,365	6,536	829	12.7%
Corporate & Other	4	165	(161)	(97.6)%
Eliminations	(10,965)	(9,483)	(1,482)	15.6%
Total operating revenue	$49,494	$48,765	$729	1.5%

Operating Gain (Loss)
Health Benefits	$2,157	$2,217	$(60)	(2.7)%
CarelonRx	582	602	(20)	(3.3)%
Carelon Services	470	491	(21)	(4.3)%
Corporate & Other	(1,123)	(140)	(983)	702.1%
Total operating gain	$2,086	$3,170	$(1,084)	(34.2)%

Operating Margin
Health Benefits	5.1%	5.4%		(30) bp
CarelonRx	5.5%	6.0%		(50) bp
Carelon Services	6.4%	7.5%		(110) bp
Total operating margin	4.2%	6.5%		(230) bp
bp = basis point; one hundred basis points = 1%.

The following table summarizes the operating revenues for our Commercial, Medicare, Medicaid and FEP® lines of business within our Health Benefits segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31		Three Months Ended March
			2026 vs. 2025 Change
	2026	2025	$	%
Health Benefits Operating Revenue
Commercial [1]	$13,238	$12,352	$886	7.2%
Medicare	10,991	11,406	(415)	(3.6)%
Medicaid	14,280	14,043	237	1.7%
FEP®	3,981	3,630	351	9.7%
Total Health Benefits operating revenue	$42,490	$41,431	$1,059	2.6%
1 Operating revenue within our Commercial line of business related to our Individual ACA plans was $2,540 and $2,361 for the three months ended March 31, 2026 and 2025, respectively.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium increases in all of our lines of business, partially offset by deliberate repositioning in our Medicare Advantage business and Medicaid membership attrition.
Operating gain decreased primarily as a result of higher overall medical and operating costs, partially offset by higher operating revenue.
CarelonRx
Operating revenue increased primarily due to higher average revenue per prescription, partially offset by a negative change in product mix and lower prescription volumes.
The decrease in operating gain was primarily driven by lower health plan membership and normal timing variations in the recognition of performance-related adjustments, partially offset by improved specialty pharmacy profitability and lower operating expenses.
Carelon Services
Operating revenue increased primarily due to the continued expansion of risk-based capabilities in our specialty care solutions and behavioral health services, partially offset by fewer post-acute solutions services provided as a result of lower Medicare membership.
The decrease in operating gain was primarily driven by lower health plan membership and seasonality related to the launch of risk-based capabilities in our specialty care solutions business, partially offset by improved performance in our behavioral health business.
Corporate & Other
Operating revenue decreased primarily due to lower affiliate revenues.
Operating loss increased primarily due to increased unallocated corporate expenses, primarily associated with the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data and Operating Model Transformation Program.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2025 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2025, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2026, our critical accounting policies and estimates have not changed from those described in our 2025 Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of March 31, 2026, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2025 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the three months ended March 31, 2026 and 2025, see Note 8, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the three months ended March 31, 2026 and 2025, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Three Months Ended March 31
	2026	2025
Assumed trend factors	$625	$164
Assumed completion factors	499	861
Total	$1,124	$1,025
The favorable development recognized in the three months ended March 31, 2026 resulted from trend factors in late 2025 developing more favorably than originally expected as well as from faster than expected development of completion factors from the latter part of 2025.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 64.5% and 66.2% for the three months ended March 31, 2026 and 2025, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly slower during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the three months ended March 31, 2026, this metric was 7.2%, which was mainly driven by both favorable completion factor development from 2025 and favorable trend factor development at the end of 2025. For the three months ended March 31, 2025, this metric was 7.1%, mainly driven by favorable completion factor development from 2024, with favorable trend development at the end of 2024 also contributing.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the three months ended March 31, 2026, this metric was 0.8%, which was calculated using the redundancy of $1,124. For the three months ended March 31, 2025, the comparable metric was also 0.8%, which was calculated using the redundancy of $1,025. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.
For additional information regarding our sources and uses of capital during the three months ended March 31, 2026, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31
	2026	2025	Change
Sources of Cash:
Net cash provided by operating activities	$4,332	$1,017	$3,315
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	—	610	(610)
Proceeds from issuance of common stock under employee stock plans	37	23	14
Changes in bank overdrafts	—	546	(546)
Total sources of cash	4,369	2,196	2,173
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(1,089)	—	(1,089)
Repurchase and retirement of common stock	(1,124)	(880)	(244)
Purchases of property and equipment	(235)	(196)	(39)
Repayments of short- and long-term debt, net of issuances	(176)	(1,365)	1,189
Cash dividends	(376)	(386)	10
Changes in bank overdrafts	(1,152)	—	(1,152)
Other uses of cash, net	(42)	(158)	116
Total uses of cash	(4,194)	(2,985)	(1,209)
Effect of foreign exchange rates on cash and cash equivalents	(9)	1	(10)
Net increase (decrease) in cash and cash equivalents	$166	$(788)	$954
The increase in net cash provided by operating activities was primarily due favorable working capital impacts.
Other significant changes in cash year-over-year included (a) decreased usage of cash to repay short-and long-term debt, net of issuances, and (b) uses of cash related to increased cash outflow from changes in bank overdrafts, increased purchases of investments, net of proceeds from sales, maturities, calls and redemptions and increased repurchases and retirements of common stock.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $38,187 at March 31, 2026. Since December 31, 2025, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $951, primarily due to increased investments in equity securities, net of purchases and increased cash generated from operations. This increase was partially offset by increased amounts for changes in bank overdrafts, decreased cash generated by issuances of short- and long-term debt, net of repayments, increased amounts for the repurchase and retirement of common stock and increased purchases of property and equipment.
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
At March 31, 2026, we held $2,164 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 42.0% and 42.1% as of March 31, 2026 and December 31, 2025, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $5,000 and matures in September 2030. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of March 31, 2026, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 42.0%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of March 31, 2026, we were in compliance with all of our debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had $724 and $0 of outstanding commercial paper at March 31, 2026 and December 31, 2025, respectively.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $0 and $150 of outstanding short-term borrowings from the FHLBs as of March 31, 2026 and December 31, 2025, respectively.
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
For additional information regarding our sources and uses of capital at March 31, 2026, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock

Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition to regulations regarding the timing and amount of dividends, our regulated subsidiaries’ states of domicile have statutory risk-based capital (“RBC”) requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital for Health Organizations Model Act (the “RBC Model Act”). These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset, insurance, interest rate and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2025, which was the most recent date for which reporting was required, were in excess of all applicable mandatory RBC requirements. In addition to exceeding these RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries. For additional information, see Note 21, “Statutory Information,” in our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.
Future Sources and Uses of Liquidity
We believe that cash on hand, future operating cash receipts, investments and funds available under our commercial paper program, our 5-Year Facility and borrowings available from the FHLBs will be adequate to fund our expected cash disbursements over the next twelve months.
There have been no material changes to our long-term liquidity requirements as disclosed in Part II, Item 7 of our 2025 Annual Report on Form 10-K. For additional updates regarding our estimated long-term liquidity requirements, see Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We believe that funds from future operating cash flows, cash and investments and funds available under our 5-Year Facility and/or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

FORWARD-LOOKING STATEMENTS
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views about future events and financial performance and are generally not historical facts. Words such as “expect,” “feel,” “believe,” “will,” “may,” “should,” “anticipate,” “intend,” “estimate,” “project,” “forecast,” “plan,” “potential,” “predict,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to: financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various risks and other disclosures discussed in our reports filed with the U.S. Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors that affect our business. Except to the extent required by law, we do not update or revise any forward-looking statements to reflect events or circumstances occurring after the date hereof. These risks and uncertainties include, but are not limited to: trends in healthcare costs and utilization rates; reduced enrollment; our ability to secure and implement sufficient premium rates; the impact of large scale medical emergencies, such as public health epidemics and pandemics, and other catastrophes; the impact of new or changes in existing federal, state and international laws or regulations, including laws and regulations impacting healthcare, insurance, pharmacy services and other diversified products and services, or their enforcement or application; the impact of cyber-attacks or other privacy or data security incidents or our failure to comply with any privacy, data or security laws or regulations, including any investigations, claims or litigation related thereto; failure to effectively maintain and modernize our information systems, or failure of our information systems or technology, including artificial intelligence, to operate as intended; failure to effectively maintain the availability and integrity of our data; changes in economic and market conditions, as well as regulations that may negatively affect our liquidity and investment portfolios; competitive pressures and our ability to adapt to changes in the industry and develop and implement strategic growth opportunities; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon; our ability to maintain and achieve improvement in Centers for Medicare and Medicaid Services Star Ratings and other quality scores and funding risks with respect to revenue received from participation therein; a negative change in our healthcare product mix; costs and other liabilities associated with litigation, government investigations, audits or reviews; our ability to contract with providers on cost-effective and competitive terms; risks associated with providing healthcare, pharmacy and other diversified products and services, including medical malpractice or professional liability claims and non-compliance by any party with the pharmacy services agreement between us and CaremarkPCS Health, L.L.C.; the effects of any negative publicity or sentiment related to the health benefits industry in general or us in particular; risks associated with mergers, acquisitions, joint ventures and strategic alliances; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; possible restrictions in the payment of dividends from our subsidiaries and increases in required minimum levels of capital; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; the potential negative effect from our substantial amount of outstanding indebtedness and the risk that increased interest rates or market volatility could impact our access to or further increase the cost of financing; a downgrade in our financial strength ratings; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; intense competition to attract and retain employees; risks associated with our international operations; and various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2025 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2026, see the “Litigation and Regulatory Proceedings” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2025 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2026 to January 31, 2026	86,120	$353.71	85,493	$6,665
February 1, 2026 to February 28, 2026	1,049,332	338.04	1,046,280	6,310
March 1, 2026 to March 31, 2026	2,758,797	279.86	2,556,654	5,571
	3,894,249		3,688,427
1    Total number of shares purchased includes 205,822 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended March 31, 2026, we repurchased 3,688,427 shares at an aggregate cost of $1,124 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number			Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company, as amended and restated effective June 27, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022.

3.2			Bylaws of the Company, as amended effective October 4, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023.
4.5			Upon the request of the U.S. Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.
10.2	(r)	*	Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2026.
	(s)	*	Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2026.
	(t)	*	Form of Incentive Compensation Plan Performance Stock Unit Award Agreement for 2026.
	(u)	*	Form of CEO Incentive Compensation Plan Performance Stock Unit Award Agreement for 2026.
	(v)	*	Form of Incentive Compensation Plan Restricted Stock Unit Retention Award Agreement for 2026.

31.1			Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS			XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH			Inline XBRL Taxonomy Extension Schema Document.

101.CAL			Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF			Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB			Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE			Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104			Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
*			Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVANCE HEALTH, INC. Registrant

April 22, 2026	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

April 22, 2026	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)