Form 10-Q
period 2026-06-30
Elevance Health, Inc.
filed 2026-07-15
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of July 10, 2026, 216,869,290 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$10,232	$9,491
Fixed maturity securities (amortized cost of $25,962 and $25,773; allowance for credit losses of $55 and $21)	25,719	25,884
Equity securities	1,563	740
Premium receivables, net	10,991	10,073
Self-funded receivables, net	5,583	5,162
Other receivables	6,818	6,307
Other current assets	6,278	5,344
Total current assets	67,184	63,001
Long-term investments:
Fixed maturity securities (amortized cost of $1,263 and $1,116; allowance for credit losses of $0 and $0)	1,259	1,121
Other invested assets	11,130	10,839
Property and equipment, net	4,645	4,679
Goodwill	28,339	28,344
Other intangible assets	10,983	11,200
Other noncurrent assets	2,898	2,310
Total assets	$126,438	$121,494

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$18,463	$17,084
Other policyholder liabilities	3,463	3,632
Unearned income	1,640	1,493
Accounts payable and accrued expenses	6,632	7,322
Short-term borrowings	—	150
Current portion of long-term debt	375	1,099
Other current liabilities	13,681	10,255
Total current liabilities	44,254	41,035
Long-term debt, less current portion	30,669	30,797
Deferred tax liabilities, net	2,206	2,110
Other noncurrent liabilities	4,287	3,526
Total liabilities	81,416	77,468
Commitments and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized 900,000,000; shares issued and outstanding – 216,841,146 and 220,723,898	2	2
Additional paid-in capital	8,917	8,938
Retained earnings	36,675	35,393
Accumulated other comprehensive loss	(711)	(451)
Total shareholders’ equity	44,883	43,882
Noncontrolling interests	139	144
Total equity	45,022	44,026
Total liabilities and equity	$126,438	$121,494
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
(In millions, except per share data)
Revenues
Premiums	$41,279	$41,271	$82,303	$82,158
Product revenue	6,264	6,042	12,489	11,851
Service fees	2,283	2,108	4,528	4,177
Total operating revenue	49,826	49,421	99,320	98,186
Net investment income	704	486	1,469	1,076
Net losses on financial instruments	(56)	(131)	(134)	(595)
Total revenues	50,474	49,776	100,655	98,667
Expenses
Benefit expense	37,024	36,706	72,639	72,018
Cost of products sold	5,492	5,293	10,955	10,276
Operating expense	5,547	4,997	11,877	10,297
Interest expense	364	341	721	685
Amortization of other intangible assets	110	147	222	302
Total expenses	48,537	47,484	96,414	93,578
Income before income tax expense	1,937	2,292	4,241	5,089
Income tax expense	483	548	1,027	1,161
Net income	1,454	1,744	3,214	3,928
Net loss (gain) attributable to noncontrolling interests	9	(1)	13	(2)
Shareholders’ net income	$1,463	$1,743	$3,227	$3,926
Shareholders’ net income per share
Basic	$6.74	$7.74	$14.78	$17.39
Diluted	$6.71	$7.72	$14.73	$17.33
Dividends per share	$1.72	$1.71	$3.44	$3.42
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
(In millions)
Net income	$1,454	$1,744	$3,214	$3,928
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)
Change in gross unrealized investment gains (losses)	31	144	(370)	396
Income tax effect	(7)	(34)	86	(93)
Total change in unrealized investment gains (losses), net of tax	24	110	(284)	303
Gross reclassification adjustment for net realized investment losses included in earnings	1	49	44	105
Income tax effect	—	(11)	(10)	(25)
Change in net unrealized investment gains (losses)	25	148	(250)	383
Pension and other benefits
Change during the period	3	3	7	6
Income tax effect	(1)	(1)	(2)	(9)
Change in pension and other benefits	2	2	5	(3)
Other
Change during the period	3	2	(17)	12
Income tax effect	—	—	2	(3)
Change in other	3	2	(15)	9
Other comprehensive income (loss)	30	152	(260)	389
Net loss (gain) attributable to noncontrolling interests	9	(1)	13	(2)
Other comprehensive income attributable to noncontrolling interests	—	(1)	—	(2)
Total shareholders’ comprehensive income	$1,493	$1,894	$2,967	$4,313

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2026	2025
(In millions)
Operating activities
Net income	$3,214	$3,928
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	134	595
Equity in net earnings of other invested assets	(567)	(138)
Depreciation and amortization	720	753
Deferred income taxes	(123)	(226)
Impairment of property and equipment	37	—
Share-based compensation	130	162
Changes in operating assets and liabilities:
Receivables, net	(1,831)	(4,097)
Other invested assets	—	(35)
Other assets	(1,441)	(604)
Policy liabilities	1,216	387
Unearned income	147	53
Accounts payable and other liabilities	4,124	1,690
Income taxes	488	603
Other, net	(3)	—
Net cash provided by operating activities	6,245	3,071
Investing activities
Purchases of investments	(7,867)	(8,102)
Proceeds from sale of investments	6,070	7,683
Maturities, calls and redemptions from investments	984	748
Changes in securities lending collateral	(142)	(466)
Purchases of subsidiaries, net of cash acquired	5	54
Purchases of property and equipment	(522)	(463)
Other, net	(11)	(38)
Net cash used in investing activities	(1,483)	(584)
Financing activities
Repayments of long-term borrowings	(750)	(1,250)
Proceeds from short-term borrowings	825	—
Repayments of short-term borrowings	(975)	(5)
Changes in securities lending payable	142	466
Changes in bank overdrafts	(1,181)	631
Repurchase and retirement of common stock	(1,358)	(1,258)
Cash dividends	(749)	(771)
Proceeds from issuance of common stock under employee stock plans	63	21
Taxes paid through withholding of common stock under employee stock plans	(35)	(40)
Other, net	9	(11)
Net cash used in financing activities	(4,009)	(2,217)
Effect of foreign exchange rates on cash and cash equivalents	(12)	2
Change in cash and cash equivalents	741	272
Cash and cash equivalents at beginning of period	9,491	8,288
Cash and cash equivalents at end of period	$10,232	$8,560
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Total Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value			Net Unrealized Investment Gains (Losses)	Pension and Other Benefits	Other
December 31, 2025	220.7	$2	$8,938	$35,393	$108	$(332)	$(227)	$144	$44,026
Net income	—	—	—	1,764	—	—	—	(4)	1,760
Other comprehensive income (loss)	—	—	—	—	(275)	3	(18)	—	(290)
Repurchase and retirement of common stock, including excise tax	(3.6)	—	(151)	(983)	—	—	—	—	(1,134)
Dividends and dividend equivalents	—	—	—	(378)	—	—	—	—	(378)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	58	—	—	—	—	—	58
March 31, 2026	217.4	$2	$8,845	$35,796	$(167)	$(329)	$(245)	$140	$44,042
Net income	—	—	—	1,463	$—	—	—	(9)	$1,454
Other comprehensive income	—	—	—	—	25	2	3	—	30
Noncontrolling interests adjustment	—	—	—	—	—	—	—	8	8
Repurchase and retirement of common stock, including excise tax	(0.8)	—	(28)	(208)	—	—	—	—	(236)
Dividends and dividend equivalents	—	—	—	(376)	—	—	—	—	(376)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	100	—	—	—	—	—	100
June 30, 2026	216.8	$2	$8,917	$36,675	$(142)	$(327)	$(242)	$139	$45,022

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)

	Total Shareholders’ Equity
	Common Stock				Accumulated Other Comprehensive Loss			Noncontrolling Interests	Total Equity
			Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Pension and Other Benefits	Other
(In millions)	Number of Shares	Par Value
December 31, 2024	227.5	$2	$8,911	$33,549	$(523)	$(399)	$(225)	$111	$41,426
Net income	—	—	—	2,183	—	—	—	1	2,184
Other comprehensive income (loss)	—	—	—	—	234	(5)	7	1	237
Noncontrolling interests adjustment	—	—	—	—	—	—	—	4	4
Repurchase and retirement of common stock, including excise tax	(2.2)	—	(97)	(799)	—	—	—	—	(896)
Dividends and dividend equivalents	—	—	—	(387)	—	—	—	—	(387)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	52	—	—	—	—	—	52
March 31, 2025	225.7	$2	$8,866	$34,546	$(289)	$(404)	$(218)	$117	$42,620
Net income	—	—	—	1,743	—	—	—	1	1,744
Other comprehensive income	—	—	—	—	147	2	2	1	152
Noncontrolling interests adjustment	—	—	—	—	—	—	—	10	10
Repurchase and retirement of common stock, including excise tax	(1.0)	—	(27)	(354)	—	—	—	—	(381)
Dividends and dividend equivalents	—	—	—	(386)	—	—	—	—	(386)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	92	—	—	—	—	—	92
June 30, 2025	224.8	$2	$8,931	$35,549	$(142)	$(402)	$(216)	$129	$43,851
See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2026
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 44.9 million medical members through our affiliated health plans as of June 30, 2026. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, care provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. Across these markets, we generate revenue through risk-based premiums, administrative fees from self-funded employers and pharmacy and health service fees through our Carelon businesses. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 have been recorded. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar (“USD”). We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Other” in our consolidated statements of comprehensive income.
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory and contractual requirements. These amounts totaled $668 and $348 at June 30, 2026 and December 31, 2025, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
We have investments in limited partnerships (“LPs”) and companies in which our ownership interest may enable us to influence the operating or financial decisions of the investee company, including unconsolidated variable interest entities. These investments are accounted for using the equity method of accounting and are reported within “Other invested assets” in our consolidated balance sheets. Our proportionate share of equity in net income (loss) for these LPs and unconsolidated investee companies is reported within “Net investment income” in our consolidated statements of income. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than temporary. In applying the equity method (including assessment for other-than temporary impairment), we use financial information provided by the LPs and investee companies, generally on a one-to three-month lag. We consolidate investee companies in certain other instances where it is deemed to exercise control or is considered the primary beneficiary of a variable interest entity.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $187 and $167 at June 30, 2026 and December 31, 2025, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $153 and $145 at June 30, 2026 and December 31, 2025, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,737 and $1,509 at June 30, 2026 and December 31, 2025, respectively. During the quarter ended June 30, 2025, we realized a $209 settlement with a value-based care provider, which allowed us to release $129 from the allowance for doubtful accounts. Of the settlement amount, $154 pertained to services rendered in 2024.
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
Product revenue represents services performed by CarelonRx for unaffiliated pharmacy customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and service fees. Unaffiliated pharmacy customers include our fee-based groups that have contracted with CarelonRx for pharmacy services and third-party health plans. Product revenues and costs of goods sold for our affiliated health plans are eliminated in consolidation, excluding co-payments and subsidies made by or on behalf of affiliated customers. Product revenue for pharmacy services is recognized using the gross method at the negotiated contract price when CarelonRx has concluded that it is the principal, and it controls the services before prescription drugs are transferred to the customer. CarelonRx determines whether it is the principal based on its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicates CarelonRx is primarily responsible for fulfilling the promise to provide pharmacy services. CarelonRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at June 30, 2026 or December 31, 2025. For the three and six months ended June 30, 2026 and 2025, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
Recently Adopted Accounting Guidance: In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and contract assets arising from transactions under Accounting Standards Codification (“ASC”) Topic 606. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. ASU 2025-05 became effective for our fiscal years beginning after December 15, 2025, and interim periods within such fiscal years, with prospective application required. We adopted these amendments on January 1, 2026 and applied the amendments on a prospective basis. The adoption of ASU 2025-05 did not have an impact on our consolidated financial statements and disclosures.
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
3.    Operating Model Transformation
In the first quarter of 2026, based on a strategic review of our operations, assets and investments, management implemented the 2026 - 2027 Operating Model Transformation Program (the “Transformation Program”) to streamline decision-making, simplify organizational structures, and enhance the use of advanced technologies, including artificial intelligence, across the enterprise. The Transformation Program includes initiatives to reduce organizational layers, realign roles and responsibilities, and design workflows to support more efficient, technology-enabled operations. These actions also include the modernization of certain information technology platforms, targeted workforce reductions and role realignments. Actions to be taken under the Transformation Program were ongoing as of June 30, 2026. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2028.
During the six months ended June 30, 2026, we incurred $129 of costs towards the Transformation Program, primarily for personnel-related charges for the reduction and/or relocation of staff, which included severance and related costs. These charges were recognized as operating expense in the Corporate & Other segment.
The ending liability balance related to the employee termination costs under the Transformation Program at June 30, 2026 was $114, which included charges of $129 and payments of $15 made during the six months ended June 30, 2026.

4.     Investments
Fixed Maturity Securities
A summary of current and long-term fixed maturity securities, available-for-sale, at June 30, 2026 and December 31, 2025 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

June 30, 2026
Fixed maturity securities:
United States Government securities	$1,384	$2	$(29)	$—	$1,357
Government sponsored securities	52	—	—	—	52
Foreign government securities	13	—	—	—	13
States, municipalities and political subdivisions, tax-exempt	3,483	76	(60)	(3)	3,496
Corporate securities	13,950	222	(176)	(4)	13,992
Residential mortgage-backed securities	3,537	21	(155)	(2)	3,401
Commercial mortgage-backed securities	1,861	13	(34)	(2)	1,838
Other asset-backed securities	2,945	54	(126)	(44)	2,829
Total fixed maturity securities	$27,225	$388	$(580)	$(55)	$26,978
December 31, 2025
Fixed maturity securities:
United States Government securities	$1,512	$10	$(19)	$—	$1,503
Government sponsored securities	80	2	(1)	—	81
Foreign government securities	13	—	—	—	13
States, municipalities and political subdivisions, tax-exempt	3,701	76	(74)	(2)	3,701
Corporate securities	13,498	419	(130)	(4)	13,783
Residential mortgage-backed securities	3,203	43	(136)	(3)	3,107
Commercial mortgage-backed securities	2,078	28	(31)	(2)	2,073
Other asset-backed securities	2,804	53	(103)	(10)	2,744
Total fixed maturity securities	$26,889	$631	$(494)	$(21)	$27,005
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at June 30, 2026 and December 31, 2025, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2026
Fixed maturity securities:
United States Government securities	47	$883	$(13)	13	$122	$(16)
Government sponsored securities	12	16	—	11	9	—
Foreign government securities	2	7	—	1	—	—
States, municipalities and political subdivisions, tax-exempt	246	606	(8)	360	586	(52)
Corporate securities	1,565	4,705	(80)	644	1,014	(96)
Residential mortgage-backed securities	362	1,159	(16)	1,151	905	(139)
Commercial mortgage-backed securities	186	810	(10)	154	308	(24)
Other asset-backed securities	306	1,152	(25)	178	382	(101)
Total fixed maturity securities	2,726	$9,338	$(152)	2,512	$3,326	$(428)
December 31, 2025
Fixed maturity securities:
United States Government securities	18	$460	$(3)	17	$167	$(16)
Government sponsored securities	4	—	—	16	29	(1)
Foreign government securities	1	3	—	2	1	—
States, municipalities and political subdivisions, tax-exempt	213	486	(8)	522	848	(66)
Corporate securities	568	1,398	(22)	839	1,397	(108)
Residential mortgage-backed securities	169	282	(4)	1,164	1,012	(132)
Commercial mortgage-backed securities	80	308	(6)	212	479	(25)
Other asset-backed securities	154	657	(28)	174	275	(75)
Total fixed maturity securities	1,207	$3,594	$(71)	2,946	$4,208	$(423)

Unrealized losses on our securities shown in the table above have not been recognized into income because, as of June 30, 2026, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $55 and $21 at June 30, 2026 and December 31, 2025, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.
The amortized cost and fair value of fixed maturity securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$277	$272
Due after one year through five years	3,590	3,581
Due after five years through ten years	9,209	9,273
Due after ten years	5,806	5,785
Mortgage and other asset-backed securities	8,343	8,067
Total fixed maturity securities	$27,225	$26,978
Equity Securities
A summary of current equity securities at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Equity securities:
Exchange traded funds	$1,481	$650
Common equity securities	35	35
Private equity securities	47	55
Total	$1,563	$740
Other Invested Assets
A summary of other invested assets at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Other invested assets:
Company-owned life insurance	$3,043	$2,927
Equity method investments and joint ventures	3,112	3,136
Limited partnership investments	3,217	3,033
Other	1,758	1,743
Total	$11,130	$10,839
At June 30, 2026, “Other invested assets” included non-controlled equity method investments and joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”). See Note 5, “Investments” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.

In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a line of credit up to $500 to Mosaic Health. Mosaic Health borrowed $100 on the line of credit in December 2025, which remained outstanding at June 30, 2026. Net amounts receivable under these arrangements were $282 at both June 30, 2026 and December 31, 2025, which are included under the caption “Other invested assets” in our consolidated balance sheets as of June 30, 2026 and December 31, 2025. Interest income recognized from the financing arrangement during the three and six months ended June 30, 2026 and 2025 was not material. In addition to the term loan and line of credit, we committed to providing $70 of additional funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of certain businesses that were contributed by us to Mosaic Health through December 31, 2026. Additional funding of $34 was provided during the six months ended June 30, 2026. No additional funding was provided as of December 31, 2025. We also committed to fund any shortfalls above $70 in those businesses if necessary for which we would receive additional equity interests in Mosaic Health, in which none has been contributed. Related party transactions with Mosaic Health included care delivery and enablement services provided in the normal course of business which amounts were included in “Benefit expense” in our consolidated statements of income amounting to $193 and $386 for the three and six months ended June 30, 2026, respectively, and $171 and $346, respectively, for the three and six months ended June 30, 2025.
In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $165 was disbursed as of both June 30, 2026 and December 31, 2025. Mandatorily redeemable preferred equity in Liberty Dental of $162 and $137 is included in the caption “Other invested assets” in our consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively. Dividend income recognized from the financing arrangement during the three and six months ended June 30, 2026 and 2025 was not material. During the three and six months ended June 30, 2026, in the normal course of business, related party transactions with Liberty Dental included administrative services to our Medicare Advantage members under a capitated arrangement amounting to $123 and $256, respectively, and $146 and $292, respectively, for the three and six months ended June 30, 2025 which amounts were included in “Benefit expense” in our consolidated statements of income.
Investment Gains (Losses)
Net investment gains (losses) for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$30	$22	$63	$49
Gross realized losses from sales	(31)	(62)	(70)	(144)
Impairment losses recognized in income	—	(9)	(37)	(10)
Net realized losses from sales of fixed maturity securities	(1)	(49)	(44)	(105)
Equity securities:
Unrealized gains recognized on equity securities still held at the end of the period	—	—	(2)	(6)
Net realized losses recognized on equity securities sold during the period	—	(1)	(1)	(2)
Net losses on equity securities	—	(1)	(3)	(8)
Other investments:
Gross gains	26	8	34	13
Gross losses	(1)	(6)	(6)	(99)
Other realized losses recognized in income	(60)	(83)	(96)	(394)
Net losses on other investments	(35)	(81)	(68)	(480)
Net losses on investments	$(36)	$(131)	$(115)	$(593)

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
During the three and six months ended June 30, 2026, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $2,854 and $5,796, respectively. During the three and six months ended June 30, 2025, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $2,682 and $6,021, respectively.
Accrued Investment Income
At June 30, 2026 and December 31, 2025, accrued investment income totaled $322 and $295, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at June 30, 2026 and December 31, 2025 was $2,833 and $2,691, respectively. The collateral received was 102% of the market value of the loaned securities at each of June 30, 2026 and December 31, 2025.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At June 30, 2026 and December 31, 2025, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,171 and $2,136, respectively, United States Government securities for $658 and $552, respectively, and residential mortgage-backed securities for $4 and $3, respectively.
5.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions. We posted collateral of $80 and received collateral of $34 related to our derivative financial instruments at June 30, 2026 and December 31, 2025, respectively.
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
The unrecognized loss, net of tax, for all expired and terminated interest rate cash flow hedges included in “Accumulated other comprehensive loss” in our consolidated balance sheets was $187 and $192 as of June 30, 2026 and December 31, 2025, respectively.
During both the three and six months ended June 30, 2026, we recognized net losses of $20 on non-hedging derivatives included in “Net losses on financial instruments” in our consolidated income statements. During the three and six months ended June 30, 2025, we recognized net gains of $0 and net losses of $2, respectively, on non-hedging derivatives included in “Net losses on financial instruments” in our consolidated income statement.

In connection with our equity investment in Mosaic Health (see Note 4, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provide for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. At inception, we calculated the fair value of the net put option, which is a Level III measurement (see Note 6, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $1,330, which is a non-cash item originally measured at fair value, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of June 30, 2026. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.
In connection with our equity investment in Liberty Dental (see Note 4, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as the third quarter of 2026, but no later than fourth quarter of 2027 at a price based on certain multiples of earnings of Liberty Dental, subject to various adjustments and qualifications. We have calculated the fair value of the net put option, which is a Level III measurement (see Note 6, “Fair Value”), based on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $396, which is a non-cash item originally measured at fair value, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of June 30, 2026. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 is as follows:

	Level I	Level II	Level III	Total
June 30, 2026
Assets:
Cash equivalents	$5,305	$—	$—	$5,305
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,357	—	1,357
Government sponsored securities	—	52	—	52
Foreign government securities	—	13	—	13
States, municipalities and political subdivisions, tax-exempt	—	3,496	—	3,496
Corporate securities	—	13,575	417	13,992
Residential mortgage-backed securities	—	3,398	3	3,401
Commercial mortgage-backed securities	—	1,838	—	1,838
Other asset-backed securities	—	1,961	868	2,829
Total fixed maturity securities, available-for-sale	—	25,690	1,288	26,978
Equity securities:
Exchange traded funds	1,481	—	—	1,481
Common equity securities	—	35	—	35
Private equity securities	—	—	47	47
Total equity securities	1,481	35	47	1,563
Other invested assets - common equity securities	4	—	—	4
Securities lending collateral	—	2,833	—	2,833
Derivatives - other assets	—	5	—	5
Total assets	$6,790	$28,563	$1,335	$36,688
Percentage of total assets at fair value	18%	78%	4%	100%
Liabilities:
Derivatives - other liabilities	$—	$(102)	$—	$(102)
Total liabilities	$—	$(102)	$—	$(102)
December 31, 2025
Assets:
Cash equivalents	$5,184	$—	$—	$5,184
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,503	—	1,503
Government sponsored securities	—	81	—	81
Foreign government securities	—	13	—	13
States, municipalities and political subdivisions, tax-exempt	—	3,701	—	3,701
Corporate securities	—	13,373	410	13,783
Residential mortgage-backed securities	—	3,090	17	3,107
Commercial mortgage-backed securities	—	2,073	—	2,073
Other asset-backed securities	—	1,878	866	2,744
Total fixed maturity securities, available-for-sale	—	25,712	1,293	27,005
Equity securities:
Exchange traded funds	650	—	—	650
Common equity securities	—	35	—	35
Private equity securities	—	—	55	55
Total equity securities	650	35	55	740
Other invested assets - common equity securities	6	—	—	6
Securities lending collateral	—	2,692	—	2,692
Derivatives - other assets	—	62	—	62
Total assets	$5,840	$28,501	$1,348	$35,689
Percentage of total assets at fair value	16%	80%	4%	100%
Liabilities:
Derivatives - other liabilities	$—	$(28)	$—	$(28)
Total liabilities	$—	$(28)	$—	$(28)

There were no individually material transfers into or out of Level III during the three and six months ended June 30, 2026 or 2025. There were no adjustments to quoted market prices obtained from the pricing services during the three and six months ended June 30, 2026 or 2025.
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
As discussed in more detail within Note 4, “Investments”, we entered into agreements that included certain put and call options associated with our minority interest ownership of Mosaic Health in 2024 and Liberty Dental in 2023 (as amended in 2025). The resulting net put option liabilities were recorded at their fair values measured at the dates of acquisition using Level III inputs with an election not to mark the derivative to market, which is further discussed and disclosed in Note 5, “Derivative Financial Instruments”. The net put option fair value for Mosaic Health was $2,736 and $2,717 at June 30, 2026 and December 31, 2025, respectively. The net put option fair value for Liberty Dental was $352 and $327 at June 30, 2026 and December 31, 2025, respectively.
Other than the goodwill and intangible assets acquired and liabilities assumed in our business acquisitions and the net put options on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2026 or 2025.
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

A summary of the estimated fair values by level for each class of financial instruments that is recorded at its carrying value on our consolidated balance sheets at June 30, 2026 and December 31, 2025 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
June 30, 2026
Assets:
Other invested assets	$809	$—	$—	$787	$787
Liabilities:
Debt:
Notes	31,044	—	29,068	—	29,068
Options	1,726	—	—	3,088	3,088

December 31, 2025
Assets:
Other invested assets	$781	$—	$—	$762	$762
Liabilities:
Debt:
Short-term borrowings	150	—	150	—	150
Notes	31,896	—	30,207	—	30,207
Options	1,726	—	—	3,044	3,044
7.     Income Taxes
During the three months ended June 30, 2026 and 2025, we recognized income tax expense of $483 and $548, respectively, which represent effective income tax rates of 24.9% and 23.9%, respectively. During the six months ended June 30, 2026 and 2025, we recognized income tax expense of $1,027 and $1,161, respectively, which represent effective income tax rates of 24.2% and 22.8%, respectively. The increases in our effective income tax rate compared to the three and six months ended June 30, 2025 were primarily due to a current year net increase in reserves for uncertain tax positions.
Income taxes netted to a payable of $52 at June 30, 2026 and a receivable of $436 at December 31, 2025. We recognized income taxes receivable of $224 and $587 as an asset under the caption “Other current assets” and income taxes payable of $276 and $151 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

8. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Gross medical claims payable, beginning of period	$16,829	$15,580
Ceded medical claims payable, beginning of period	(48)	(13)
Net medical claims payable, beginning of period	16,781	15,567
Business combinations and purchase adjustments	—	182
Net incurred medical claims:
Current period	71,743	71,090
Prior periods redundancies	(1,195)	(1,065)
Total net incurred medical claims	70,548	70,025
Net payments attributable to:
Current period medical claims	56,610	57,117
Prior periods medical claims	12,619	11,802
Total net payments	69,229	68,919
Net medical claims payable, end of period	18,100	16,855
Ceded medical claims payable, end of period	44	16
Gross medical claims payable, end of period	$18,144	$16,871
At June 30, 2026, the total of net incurred but not reported liabilities plus expected development on reported claims was $15,133, $2,419 and $548 for the claim years 2026, 2025, and 2024 and prior, respectively.
The favorable development recognized in the six months ended June 30, 2026 resulted from both favorable trend and completion factor development from 2025.
The favorable development recognized in the six months ended June 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Net incurred medical claims with medical claims payable	$70,242	$67,917
Performance-based risk arrangements without medical claims payable	306	2,108
Total net incurred medical claims	70,548	70,025
Quality improvement and other claims expense	2,091	1,993
Benefit expense	$72,639	$72,018

Net incurred medical claims under certain performance-based risk arrangements that include gain or loss sharing components do not require a medical claim payable liability.

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of June 30, 2026 is as follows:

Total
Net medical claims payable, end of period	$18,100
Ceded medical claims payable, end of period	44
Insurance lines other than short duration	319
Gross medical claims payable, end of period	$18,463
9.     Debt
Long-term debt
The carrying value of our long-term debt at June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026	December 31, 2025
Senior unsecured notes	$31,019	$31,871
Unsecured surplus note	25	25
Total long-term debt	31,044	31,896
Current portion of long-term debt	(375)	(1,099)
Long-term debt, less current portion	$30,669	$30,797
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
The 5-Year Facility provides credit of $5,000 and matures in September 2030. In addition, we have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes. We also maintain borrowing arrangements with the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”), under which we may obtain advances.

The following table summarizes our outstanding short-term borrowings and advances as of June 30, 2026 and December 31, 2025.

Facility	June 30, 2026	December 31, 2025
Senior revolving credit facility	$—	$—
Commercial paper program	$—	$—
FHLB advances	$—	$150
All debt is a direct obligation of Elevance Health, Inc., except for the unsecured surplus note and the FHLB advances, which are obligations of certain subsidiaries. We were in compliance with our debt covenants as of June 30, 2026. For more information on our short-term borrowings, debt covenants and long-term debt, see Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.

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
With respect to the cases described below, we contest the liability and/or the amount of damages in each matter, and we believe we have meritorious defenses. We do not believe the outcome of any known pending or threatened legal actions or proceedings will, in the aggregate, have a material impact on our financial position. However, unanticipated outcomes do sometimes occur, which could result in liabilities in excess of our accruals and could have a material adverse effect on our consolidated financial position or results of operations.
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
The BCBSA and Blue plans approved and entered into a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”) and a separate settlement agreement and release with the provider plaintiffs (the “Provider Settlement Agreement”) which settlement received final approval from the Court in September 2022 and August 2025, respectively.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed and remain pending. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.) and Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 1:21-cv-23448 (S.D. Fla.). Beginning in 2021, Prime

Healthcare Services, Inc., Prime Healthcare Foundation, Inc., Prime Healthcare Management, Inc.and VHS Liquidating Trust (“VHS”) filed an antitrust action, VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal Super.) against BCBSA and all Blue plans in California Superior Court bringing similar claims as the BCBSA Litigation. In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California court presiding over the VHS case upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. In February 2025, the VHS plaintiffs amended their complaint to add an additional plaintiff, Children’s Hospital of Los Angeles. Trial for this case is scheduled for March 2027. We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
A number of follow-on cases involving entities that opted out of the Provider Settlement Agreement have been filed and have been centralized in the BCBSA Litigation multi-district proceeding. We intend to continue to vigorously defend these provider follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare & Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced. Fact and expert discovery are ongoing with current completion deadlines of August 31, 2026 and May 10, 2027, respectively. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
CMS Notice
In connection with the notice that the Company received in February 2026 from the Centers for Medicare & Medicaid Services (“CMS”) regarding certain Medicare Advantage risk adjustment data submission requirements related to diagnosis codes for dates of service 2015 through April 2023, CMS provided a series of steps required to be completed by July 31, 2026 in order to avoid sanctions being imposed on the Company. On July 13, 2026, the Company received a letter from CMS stating that the Company has completed all required steps, sanctions will not be imposed and the enforcement process for this matter has been closed.
As previously disclosed, the Company recorded an accrual in connection with the CMS Notice of approximately $935 at March 31, 2026 representing its current best estimate of the identified potential exposure for the resubmission of certain Medicare Advantage risk adjustment data pursuant to applicable loss contingency accounting guidance. On May 27, 2026 we paid CMS $342, leaving an accrual balance of $593 as of June 30, 2026. The $593 accrual was recorded in “Other current liabilities” on the consolidated balance sheet as of June 30, 2026 and the $935 in “Operating expense” on the consolidated statement of income for the six months ended June 30, 2026.
The Company believes that it is reasonably possible that the loss contingency liability for the risk adjustment data previously disclosed to CMS could differ from the amount originally accrued. Management currently estimates that the aggregate amount of such liability could range from approximately $320 less than the amount originally accrued up to $320 in excess of the amount originally accrued.

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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,412. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
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
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $783 as of June 30, 2026. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $401 at June 30, 2026. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of June 30, 2026, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

11.     Capital Stock
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3.1	$373.90
Granted	0.9	295.96
Exercised	(0.2)	207.29
Forfeited or expired	(0.1)	380.26
Outstanding at June 30, 2026	3.7	$361.36	6.25	$204
Exercisable at June 30, 2026	2.3	$372.60	4.62	$123

A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the six months ended June 30, 2026 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2026	1.1	$437.32
Granted	0.9	297.62
Vested	(0.3)	453.08
Forfeited	(0.1)	399.66
Nonvested at June 30, 2026	1.6	$355.60

During the six months ended June 30, 2026, we granted approximately 0.3 restricted stock units that are contingent upon us achieving an earnings target for 2026 and certain qualitative plan metrics over the three-year period from 2026 to 2028. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2028 based on results during the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30
	2026	2025
Risk-free interest rate	3.97%	4.29%
Volatility factor	31.00%	30.00%
Quarterly dividend yield	0.585%	0.432%
Weighted-average expected life (years)	4.55	4.45

The following weighted-average fair values per option or share were determined for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30
	2026	2025
Options granted during the period	$76.04	$107.38
Restricted stock awards granted during the period	297.62	395.28
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
A summary of our cash dividend activity for the six months ended June 30, 2026 and 2025 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2026
January 27, 2026	March 10, 2026	March 25, 2026	$1.72	$376
April 21, 2026	June 10, 2026	June 25, 2026	$1.72	$373

Six Months Ended June 30, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386
April 16, 2025	June 10, 2025	June 25, 2025	$1.71	$385
On July 14, 2026, our Audit Committee declared a third quarter 2026 dividend to shareholders of $1.72 per share, payable on September 25, 2026 to shareholders of record at the close of business on September 10, 2026.
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
A summary of common stock repurchases for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30
	2026	2025
Shares repurchased	4.4	3.2
Average price per share	$310.89	$399.97
Aggregate cost	$1,358	$1,259
Authorization remaining at the end of the period	$5,337	$8,041
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

12.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Denominator for basic shareholders' earnings per share – weighted-average shares	217.0	225.2	218.4	225.8
Effect of dilutive securities – employee stock options and non-vested restricted stock awards	0.9	0.6	0.7	0.7
Denominator for diluted shareholders' earnings per share	217.9	225.8	219.1	226.5
During the three months ended June 30, 2026 and 2025, weighted-average shares related to certain stock options of 1.8 and 1.9, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2026 and 2025, weighted-average shares related to certain stock options of 1.8 and 1.7, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive.
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
Our Carelon Services segment integrates physical, behavioral, and social services with the aim of delivering whole health affordably by offering a broad array of healthcare related services and capabilities to internal and external customers through our Carelon Health and Carelon Insights businesses. Carelon promotes affordability by managing complex areas of the healthcare system, leveraging data and insights to ensure members receive safe, appropriate, high-quality care and providers are reimbursed accurately and timely. Our approach to cost management relies on capabilities including provider enablement, value-based networks, member engagement, and utilization management. Our care delivery services primarily target serving chronic and complex populations by providing personalized care in the home and virtually.
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

Financial data by reportable segment for the three and six months ended June 30, 2026 and 2025 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended June 30, 2026
Premiums	$40,647	$—	$833	$833	$—	$(201)	$41,279
Product revenue	—	6,264	—	6,264	—	—	6,264
Service fees	2,073	3	207	210	—	—	2,283
Operating revenue - unaffiliated	42,720	6,267	1,040	7,307	—	(201)	49,826
Operating revenue - affiliated	—	4,983	6,935	11,918	6	(11,924)	—
Operating revenue - total	$42,720	$11,250	$7,975	$19,225	$6	$(12,125)	$49,826

Benefit expense	$36,739	$—	$6,743	$6,743	$6	$(6,464)	$37,024
Cost of products sold	—	10,473	—	10,473	—	(4,981)	5,492
Operating expense	5,085	195	866	1,061	81	(680)	5,547
Operating gain (loss)	$896	$582	$366	$948	$(81)	$—	$1,763

Three Months Ended June 30, 2025
Premiums	$39,710	$—	$1,863	$1,863	$—	$(302)	$41,271
Product revenue	—	6,042	—	6,042	—	—	6,042
Service fees	1,872	4	232	236	—	—	2,108
Operating revenue - unaffiliated	41,582	6,046	2,095	8,141	—	(302)	49,421
Operating revenue - affiliated	—	4,597	5,346	9,943	232	(10,175)	—
Operating revenue - total	$41,582	$10,643	$7,441	$18,084	$232	$(10,477)	$49,421

Benefit expense	$35,487	$—	$6,290	$6,290	$8	$(5,079)	$36,706
Cost of products sold	—	9,884	—	9,884	—	(4,591)	5,293
Operating expense	4,535	223	751	974	295	(807)	4,997
Operating gain (loss)	$1,560	$536	$400	$936	$(71)	$—	$2,425

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Six Months Ended June 30, 2026
Premiums	$81,099	$—	$1,612	$1,612	$—	$(408)	$82,303
Product revenue	—	12,489	—	12,489	—	—	12,489
Service fees	4,111	7	410	417	—	—	4,528
Operating revenue - unaffiliated	85,210	12,496	2,022	14,518	—	(408)	99,320
Operating revenue - affiliated	—	9,354	13,318	22,672	10	(22,682)	—
Operating revenue - total	$85,210	$21,850	$15,340	$37,190	$10	$(23,090)	$99,320

Benefit expense	$72,192	$—	$12,829	$12,829	$15	$(12,397)	$72,639
Cost of products sold	—	20,303	—	20,303	—	(9,348)	10,955
Operating expense	9,965	383	1,675	2,058	1,199	(1,345)	11,877
Operating gain (loss)	$3,053	$1,164	$836	$2,000	$(1,204)	$—	$3,849

Six Months Ended June 30, 2025
Premiums	$79,298	$—	$3,363	$3,363	$—	$(503)	$82,158
Product revenue	—	11,851	—	11,851	—	—	11,851
Service fees	3,715	7	455	462	—	—	4,177
Operating revenue - unaffiliated	83,013	11,858	3,818	15,676	—	(503)	98,186
Operating revenue - affiliated	—	8,901	10,159	19,060	397	(19,457)	—
Operating revenue - total	$83,013	$20,759	$13,977	$34,736	$397	$(19,960)	$98,186

Benefit expense	$69,880	$—	$11,609	$11,609	$18	$(9,489)	$72,018
Cost of products sold	—	19,168	—	19,168	—	(8,892)	10,276
Operating expense	9,356	453	1,477	1,930	590	(1,579)	10,297
Operating gain (loss)	$3,777	$1,138	$891	$2,029	$(211)	$—	$5,595

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Reportable segments’ operating revenue	$49,826	$49,421	$99,320	$98,186
Net investment income	704	486	1,469	1,076
Net losses on financial instruments	(56)	(131)	(134)	(595)
Total revenues	$50,474	$49,776	$100,655	$98,667

A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Income before income tax expense	$1,937	$2,292	$4,241	$5,089
Net investment income	(704)	(486)	(1,469)	(1,076)
Net losses on financial instruments	56	131	134	595
Interest expense	364	341	721	685
Amortization of other intangible assets	110	147	222	302
Reportable segments’ operating gain	$1,763	$2,425	$3,849	$5,595

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
Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2026 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2026, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 44.9 million medical members through our affiliated health plans as of June 30, 2026. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Services.
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

Business Trends
Medical Cost Trends: Our medical cost trends are primarily driven by changes in the utilization of services across all provider types and the unit cost of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, including increased utilization of specialty pharmaceuticals, new indications of existing prescription drugs, provider contracting inflation, labor costs and healthcare fraud, waste and abuse.
Membership shifts from Medicaid into our Individual ACA (as defined below) business following the redetermination process that began in April 2023, together with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. Medicaid cost trends remain elevated due to higher population acuity and increased utilization of services. In response, we are working on program improvements in partnership with the states, strengthening care and provider network management, optimizing our clinical strategy to improve effectiveness and enhancing payment integrity to manage costs.
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
Affordable Care Act: We continue to participate in the Individual state- or federally-facilitated marketplaces (the “Public Exchange”) in nearly all of our Anthem Blue Cross and Anthem Blue Cross and Blue Shield service areas. In 2025, we expanded our operations into select service areas in Florida through our Simply Healthcare brand, and Maryland and Texas through our Wellpoint brand. In 2026, we expanded into Washington through our Wellpoint brand. Going forward, we expect the Public Exchange to be influenced by policy and regulatory changes, particularly around federal subsidies, compliance requirements, and market stability.
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
For additional discussion regarding business trends, see Part I, Item 1, “Business” included in our 2025 Annual Report on Form 10-K.

Regulatory Trends and Uncertainties
The federal budget reconciliation legislation, known as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA includes provisions that could impact our business and operations including: requiring more frequent Medicaid reverifications for beneficiaries receiving coverage under a state’s Medicaid expansion program implemented pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”); and imposing work or community engagement requirements on certain adults in the ACA Medicaid expansion population. The OBBBA also makes changes to federal requirements regarding Medicaid state directed payments and provider taxes, including taxes on managed care organizations; delays implementation of Medicaid final regulations on certain eligibility and enrollment provisions; reduces the allowable home equity asset threshold for individuals seeking eligibility for long-term care under Medicaid; establishes a new Rural Health Transformation program; eliminates the repayment limit for excess advanced Premium Tax Credits (“PTCs”) under the ACA; modifies the rules regarding Health Savings Account (“HSA”) eligible plans under the ACA; and makes permanent an extension of the safe harbor first established under the Coronavirus Aid, Relief, and Economic Security Act, allowing pre-deductible coverage of telehealth services for HSA eligible high-deductible health plans; among other provisions.
Additional federal and state guidance is being issued to implement these OBBBA provisions. Implementation dates vary, with many provisions impacting commercial plans effective January 1, 2026, and many Medicaid-related provisions effective in 2027 and 2028. States may choose to implement certain Medicaid provisions as early as 2026.
In May 2026, the U.S. Department of Health and Human Services, Labor, and the Treasury (collectively, the “Tri-Agencies”) issued final regulations updating the federal Independent Dispute Resolution (“IDR”) process used to determine compensation to be paid by health plans to out-of-network providers in certain scenarios under the No Surprises Act. The regulations are primarily procedural in nature and address the operations and administration of the IDR process. Additional regulatory guidance or rulemakings are possible, and changes resulting from any such guidance or rulemakings, as well as current and potential litigation, arbitration proceedings, and government audits related to the IDR and No Surprises Act, could have an adverse effect on our business, cash flows, results of operations and financial condition.
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

The Consolidated Appropriations Act of 2023 separated Medicaid eligibility redeterminations from the COVID-19 Public Health Emergency initially declared in January 2020. As a result, states were permitted to begin removing ineligible beneficiaries from their Medicaid programs starting April 1, 2023, and the majority of our Medicaid markets began doing so as of June 30, 2023. CMS required states to complete Medicaid eligibility redeterminations by December 31, 2025. Although the federally mandated Medicaid eligibility redetermination period has ended, states continue to conduct regular eligibility reverifications and the effects on Medicaid enrollment, member acuity, utilization and state rate-setting, as well as changes arising from the OBBBA, may continue to affect our business.
In addition, subsequent budget reconciliation legislation enacted during 2023 through 2025 included provisions affecting Medicaid eligibility enrollment and program financing, which may influence state Medicaid policies and beneficiary coverage dynamics over time.
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that have impacted, and continue to impact, our business. These provisions include extending the American Rescue Plan Act of 2021’s enhanced Advance Premium Tax Credits (“APTCs”) through 2025; imposing a new corporate alternative minimum tax; establishing a one percent excise tax on repurchases of stock by issuers; authorizing CMS to negotiate prices on a limited set of Medicare prescription drugs beginning in 2026; instituting caps on insulin cost sharing in Medicare; redesigning the Medicare Part D benefit; requiring drug manufacturers to pay rebates if prices increase beyond inflation; and delaying the implementation of the Trump Administration Medicare drug rebate rule until at least 2032. From 2021 to 2025, Individual market enrollment grew significantly, driven in part by APTCs, which reduced Public Exchange coverage premiums for individuals who qualified. This, in combination with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. The APTCs expired on December 31, 2025. As a result, the cost of Public Exchange coverage premiums has increased for those individuals previously receiving the APTCs, which has impacted our Individual market enrollment.
The ACA continues to impact our business and results of operations, including pricing, minimum medical loss ratios, and the geographies in which our products are available.
We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including evolving methodology for ratings and quality bonus payments. CMS also frequently proposes changes to its program that audits data submitted under the risk adjustment programs in ways that could increase financial recoveries from plans. For example, in May 2025, CMS announced plans to substantially increase the scale and pace of Risk Adjustment Data Validation (“RADV”) audits of Medicare Advantage plans. CMS has initiated these RADV audit changes, and the outcome could adversely affect our financial condition and results of operations.
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
Other Significant Items
Business and Operational Matters
In the first quarter of 2026, based on a strategic review of our operations, assets and investments, management initiated the 2026 - 2027 Operating Model Transformation Program (the “Transformation Program”) to streamline decision-making, simplify organizational structures, and enhance the use of advanced technologies, including artificial intelligence, across the enterprise. The Transformation Program includes initiatives to reduce organizational layers, realign roles and responsibilities, and design workflows to support more efficient, technology-enabled operations. These actions also include the modernization of certain information technology platforms, targeted workforce reductions and role realignments. Actions to be taken under the Transformation Program were ongoing as of June 30, 2026.

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
CMS Notice
In connection with the notice that the Company received in February 2026 from CMS regarding certain Medicare Advantage risk adjustment data submission requirements related to diagnosis codes for dates of service 2015 through April 2023, CMS provided a series of steps required to be completed by July 31, 2026 in order to avoid sanctions being imposed on the Company. On July 13, 2026, the Company received a letter from CMS stating that the Company has completed all required steps, sanctions will not be imposed and the enforcement process for this matter has been closed.
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
The BCBSA and Blue plans approved and entered into a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”) and a separate settlement agreement and release with the provider plaintiffs (the “Provider Settlement Agreement”), which settlement agreements received final approval from the Court in September 2022 and August 2025, respectively.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed. Additionally, follow-on cases involving the entities that opted out of the Provider Settlement Agreement have been filed and centralized in the BCBSA Litigation multi-district proceeding.
For additional information regarding the BCBSA Litigation, see Note 10, “Commitments and Contingencies – Litigation and Regulatory Proceedings – Blue Cross Blue Shield Antitrust Litigation,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Selected Operating Performance
From June 30, 2025 to June 30, 2026, total medical membership declined by 1.5%. This was driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Medicare Advantage, Employer Group Risk-Based and FEP® businesses. These decreases were partially offset by increases in our Employer Group Fee-Based business.
Operating revenue for the three months ended June 30, 2026 was $49,826, an increase of $405, or 0.8%, from the three months ended June 30, 2025. Operating revenue for the six months ended June 30, 2026 was $99,320, an increase of $1,134, or 1.2%, from the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2026 were primarily the result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by membership attrition.
Shareholders’ net income for the three months ended June 30, 2026 was $1,463, a decrease of $280, or 16.1%, from the three months ended June 30, 2025. Shareholders’ net income for the six months ended June 30, 2026 was $3,227, a decrease of $699, or 17.8%, from the six months ended June 30, 2025. The decrease in net income for the three months ended June 30, 2025 was primarily due to a decrease in operating gain in our Corporate and Other, Health Benefits and Carelon Services

segments. The decrease was partially offset by increased net investment income, decreased net losses on financial instruments and decreased income tax expense. The decrease in net income for the six months ended June 30, 2026 was primarily due to the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data within our Corporate & Other segment and a decrease in operating gain in our Health Benefits and Carelon Services segments. The decrease was partially offset by decreased net losses on financial instruments, increased net investment income and decreased income tax expense.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $6.71 for the three months ended June 30, 2026, which represented a 13.1% decrease from EPS of $7.72 for the three months ended June 30, 2025. Our EPS was $14.73 for the six months ended June 30, 2026, which represented a 15.0% decrease from EPS of $17.33 for the six months ended June 30, 2025. The decreases in EPS for both periods resulted primarily from decreased shareholders' net income, partially offset by the impact of fewer diluted shares outstanding.
Operating cash flow for the six months ended June 30, 2026 and 2025 was $6,245 and $3,071, respectively. The increase in net cash provided by operating activities was primarily due to favorable working capital impacts, partially offset by lower shareholders’ net income for the six months ended June 30, 2026.
Membership and Other Metrics
The following table presents our medical membership by customer type as of June 30, 2026 and 2025. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

	June 30
	2026	2025	Change	% Change
Medical Membership (in thousands)
Individual	1,317	1,348	(31)	(2.3)%
Employer Group Risk-Based	3,417	3,615	(198)	(5.5)%
Commercial Risk-Based	4,734	4,963	(229)	(4.6)%
BlueCard®	6,582	6,570	12	0.2%
Employer Group Fee-Based	20,931	20,584	347	1.7%
Commercial Fee-Based	27,513	27,154	359	1.3%
Medicare Advantage	1,897	2,255	(358)	(15.9)%
Medicare Supplement	893	874	19	2.2%
Total Medicare	2,790	3,129	(339)	(10.8)%
Medicaid	8,358	8,733	(375)	(4.3)%
Federal Employee Program®	1,554	1,642	(88)	(5.4)%
Total Medical Membership	44,949	45,621	(672)	(1.5)%

Other Membership (in thousands)
Dental Members	7,480	7,346	134	1.8%
Dental Administration Members	1,940	1,961	(21)	(1.1)%
Vision Members	11,912	10,770	1,142	10.6%
Medicare Part D Standalone Members	78	219	(141)	(64.4)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	80.9	83.3	(2.4)	(2.9)%
Carelon Services Consumers Served	92.4	97.3	(4.9)	(5.0)%
Medical Membership
The decrease in medical membership was primarily driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Medicare Advantage, Employer Group Risk-Based and FEP® businesses. These decreases were partially offset by increases in our Employer Group Fee-Based business.
Other Membership
Our other membership has the potential to be impacted by changes in our medical membership, as our medical members often purchase our other products that are ancillary to our health business. Dental membership increased primarily due to favorable sales in our Employer Group business. Dental Administration membership decreased primarily due to unfavorable in-group change within other BCBSA plans. Vision membership increased primarily due to higher sales in our Medicaid, Employer Group and Individual health plans, partially offset by lower sales in our Medicare business.

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2026 vs. 2025		2026 vs. 2025
	2026	2025	2026	2025	$	%	$	%

Total operating revenue	$49,826	$49,421	$99,320	$98,186	$405	0.8%	$1,134	1.2%
Net investment income	704	486	1,469	1,076	218	44.9%	393	36.5%
Net losses on financial instruments	(56)	(131)	(134)	(595)	75	57.3%	461	77.5%
Total revenues	50,474	49,776	100,655	98,667	698	1.4%	1,988	2.0%
Benefit expense	37,024	36,706	72,639	72,018	318	0.9%	621	0.9%
Cost of products sold	5,492	5,293	10,955	10,276	199	3.8%	679	6.6%
Operating expense	5,547	4,997	11,877	10,297	550	11.0%	1,580	15.3%
Other expense[1]	474	488	943	987	(14)	(2.9)%	(44)	(4.5)%
Total expenses	48,537	47,484	96,414	93,578	1,053	2.2%	2,836	3.0%
Income before income tax expense	1,937	2,292	4,241	5,089	(355)	(15.5)%	(848)	(16.7)%
Income tax expense	483	548	1,027	1,161	(65)	(11.9)%	(134)	(11.5)%
Net income	1,454	1,744	3,214	3,928	(290)	(16.6)%	(714)	(18.2)%
Net loss (gain) attributable to noncontrolling interests	9	(1)	13	(2)	10	NM	15	NM
Shareholders’ net income	$1,463	$1,743	$3,227	$3,926	$(280)	(16.1)%	$(699)	(17.8)%

Average diluted shares outstanding	217.9	225.8	219.1	226.5	(7.9)	(3.5)%	(7.4)	(3.3)%
Diluted shareholders’ earnings per share	$6.71	$7.72	$14.73	$17.33	$(1.01)	(13.1)%	$(2.60)	(15.0)%
Effective tax rate	24.9%	23.9%	24.2%	22.8%		100 bp3		140 bp3
Benefit expense ratio[2]	89.7%	88.9%	88.3%	87.7%		80 bp3		60 bp3
Operating expense ratio[4]	11.1%	10.1%	12.0%	10.5%		100 bp3		150 bp3
Income before income tax expense as a percentage of total revenues	3.8%	4.6%	4.2%	5.2%		(80) bp3		(100) bp3
Shareholders’ net income as a percentage of total revenues	2.9%	3.5%	3.2%	4.0%		(60) bp3		(80)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2026 and 2025 were $41,279 and $41,271, respectively. Premiums for the six months ended June 30, 2026 and 2025 were $82,303 and $82,158, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by membership attrition.
Net investment income increased primarily due to higher income from alternative investments, partially offset by lower income from fixed maturity securities.
Net losses on financial instruments decreased due to lower impairment on other invested assets and lower realized losses on sales of financial instruments.

Benefit expense increased primarily due to higher medical costs across most lines of business within our Health Benefits segment. These increases were partially offset by decreases in Carelon Services benefit expense related to the partial termination and modification of a care delivery services contract with an unaffiliated customer.
Our benefit expense ratio increased primarily as a result of expected elevated medical cost trend in our Medicaid and Medicare businesses, partially offset by improved performance in our Individual ACA business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of a higher cost per prescription in 2026, reflecting pricing impacts and product mix, despite lower adjusted prescription volumes.
Operating expense increased primarily due to increases in targeted investments to support and strengthen our workforce and accelerate technology adoption, an increase in expenses to address regulatory matters and an increase in premium tax expenses and assessments.
Our operating expense ratio increased primarily due to targeted investments to support and strengthen our workforce and accelerate technology adoption, an increase in expenses to address regulatory matters and an increase in premium tax expenses and assessments.
Other expense decreased primarily due to a decrease in amortization of other intangible assets due to assets being amortized under an accelerated depreciation method, which results in higher expense recognition in earlier periods and progressively lower amortization in later periods, partially offset by an increase in interest expense.
Our effective tax rate increased primarily due to the net increase in reserves for uncertain tax positions.
Our shareholders’ net income as a percentage of total revenues decreased in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 as a result of all factors discussed above.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by membership attrition.
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
Our benefit expense ratio increased primarily due to expected elevated medical cost trend in our Medicaid business, partially offset by improved performance in our Individual ACA business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of a higher cost per prescription in 2026, reflecting pricing impacts and product mix, despite lower adjusted prescription volumes.
Operating expense increased primarily due to the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data, increases in targeted investments to support and strengthen our workforce and accelerate technology adoption and increases related to the Transformation Program.
Our operating expense ratio increased primarily due to the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data, increases in targeted investments to support and strengthen our workforce and accelerate technology adoption and increases related to the Transformation Program.
Other expense decreased primarily due to a decrease in amortization of other intangible assets due to assets being amortized under an accelerated depreciation method, which results in higher expense recognition in earlier periods and progressively lower amortization in later periods, partially offset by an increase in interest expense.
Our effective tax rate increased primarily due to the net increase in reserves for uncertain tax positions.
Our shareholders’ net income as a percentage of total revenues decreased in the six months ended June 30, 2026 as compared to six months ended June 30, 2025 as a result of all factors discussed above.
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

The following table presents a summary of the reportable segment financial information for the three and six months ended June 30, 2026 and 2025:

			Six Months Ended June 30
	Three Months Ended June 30				Three Months Ended June 30		Six Months Ended June 30
					2026 vs. 2025 Change		2026 vs. 2025 Change
	2026	2025	2026	2025	$	%	$	%
Operating Revenue
Health Benefits	$42,720	$41,582	$85,210	$83,013	$1,138	2.7%	$2,197	2.6%
CarelonRx	11,250	10,643	21,850	20,759	607	5.7%	1,091	5.3%
Carelon Services	7,975	7,441	15,340	13,977	534	7.2%	1,363	9.8%
Corporate & Other	6	232	10	397	(226)	(97.4)%	(387)	(97.5)%
Eliminations	(12,125)	(10,477)	(23,090)	(19,960)	(1,648)	15.7%	(3,130)	15.7%
Total operating revenue	$49,826	$49,421	$99,320	$98,186	$405	0.8%	$1,134	1.2%

Operating Gain (Loss)
Health Benefits	$896	$1,560	$3,053	$3,777	$(664)	(42.6)%	$(724)	(19.2)%
CarelonRx	582	536	1,164	1,138	46	8.6%	26	2.3%
Carelon Services	366	400	836	891	(34)	(8.5)%	(55)	(6.2)%
Corporate & Other	(81)	(71)	(1,204)	(211)	(10)	14.1%	(993)	470.6%
Total operating gain	$1,763	$2,425	$3,849	$5,595	$(662)	(27.3)%	$(1,746)	(31.2)%

Operating Margin
Health Benefits	2.1%	3.8%	3.6%	4.5%		(170) bp		(90) bp
CarelonRx	5.2%	5.0%	5.3%	5.5%		20 bp		(20) bp
Carelon Services	4.6%	5.4%	5.4%	6.4%		(80) bp		(100) bp
Total operating margin	3.5%	4.9%	3.9%	5.7%		(140) bp		(180) bp
bp = basis point; one hundred basis points = 1%.
The following table summarizes the operating revenues for our Commercial, Medicare, Medicaid and FEP® lines of business within our Health Benefits segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
					2026 vs. 2025 Change		2026 vs. 2025 Change
	2026	2025	2026	2025	$	%	$	%
Health Benefits Operating Revenue
Commercial [1]	$13,561	$12,453	$26,799	$24,805	$1,108	8.9%	$1,994	8.0%
Medicare	10,962	11,446	21,953	22,852	(484)	(4.2)%	(899)	(3.9)%
Medicaid	14,444	13,911	28,724	27,954	533	3.8%	770	2.8%
FEP®	3,753	3,772	7,734	7,402	(19)	(0.5)%	332	4.5%
Total Health Benefits operating revenue	$42,720	$41,582	$85,210	$83,013	$1,138	2.7%	$2,197	2.6%
1 Operating revenue within our Commercial line of business related to our Individual ACA plans was $2,720 and $2,328 for the three months ended June 30, 2026 and 2025, respectively. Operating revenue within our Commercial line of business related to our Individual ACA plans was $5,260 and $4,689 for the six months ended June 30, 2026 and 2025, respectively.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium increases in all of our lines of business, partially offset by deliberate repositioning in our Medicare Advantage business and Medicaid membership attrition.
Operating gain decreased primarily as a result of higher overall medical costs and increases in targeted investments to support and strengthen our workforce and accelerate technology adoption, partially offset by higher operating revenue.
CarelonRx
Operating revenue increased primarily due to higher average revenue per prescription, partially offset by a negative change in product mix and lower prescription volumes.
Operating gain increased primarily due to improved specialty pharmacy profitability.
Carelon Services
Operating revenue increased primarily due to the continued expansion of risk-based capabilities in our specialty care solutions and behavioral health services. These increases were partially offset by decreases related to the partial termination and modification of a care delivery services contract with an unaffiliated customer and fewer post-acute solutions services provided as a result of lower Medicare membership.
The decrease in operating gain was primarily driven by less favorable results on certain contracts and lower health plan membership within our post-acute solutions services, partially offset by improved performance in Carelon Insights.
Corporate & Other
Operating revenue decreased primarily due to lower affiliate revenues.
Operating loss increased primarily due to an increase in unallocated corporate expenses.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium increases in all of our lines of business, partially offset by deliberate repositioning in our Medicare Advantage business and Medicaid membership attrition.
Operating gain decreased primarily due to higher overall medical costs and increases in targeted investments to support and strengthen our workforce and accelerate technology adoption, partially offset by higher operating revenue.
CarelonRx
Operating revenue increased primarily due to higher average revenue per prescription, partially offset by a negative change in product mix and lower prescription volumes.
The increase in operating gain was primarily driven by improved specialty pharmacy profitability and lower operating expenses, partially offset by normal timing variations in recognition of performance-related adjustments.
Carelon Services
Operating revenue increased primarily due to the continued expansion of risk-based capabilities in our specialty care solutions and behavioral health services. These increases were partially offset by decreases related to the partial termination and modification of a care delivery services contract with an unaffiliated customer and fewer post-acute solutions services provided as a result of lower Medicare membership.

The decrease in operating gain was primarily driven by less favorable results on certain contracts and lower health plan membership within our post acute solutions services, lower health plan membership and seasonality related to the launch of risk-based capabilities in our specialty care solutions business. The decrease was partially offset by improved performance in our behavioral health business and the expansion of CareBridge.
Corporate & Other
Operating revenue decreased primarily due to lower affiliate revenues.
Operating loss increased primarily due to increased unallocated corporate expenses, primarily associated with the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data and the Transformation Program.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2025 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2025, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2026, our critical accounting policies and estimates have not changed from those described in our 2025 Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of June 30, 2026, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2025 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2026 and 2025, see Note 8, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2026 and 2025, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Six Months Ended June 30
	2026	2025
Assumed trend factors	$636	$1,013
Assumed completion factors	559	52
Total	$1,195	$1,065

The favorable development recognized in the six months ended June 30, 2026 resulted from trend factors in late 2025 developing more favorably than originally expected as well as from faster than expected development of completion factors from the latter part of 2025. The favorable development recognized in the six months ended June 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 78.9% and 80.3% for the six months ended June 30, 2026 and 2025, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly slower during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the six months ended June 30, 2026, this metric was 7.7%, which was mainly driven by both favorable trend factor development at the end of 2025 as well as favorable completion factor development from 2025. For the six months ended June 30, 2025, this metric was 7.3%, mainly driven by favorable trend factor development at the end of 2024, with favorable completion factor development from 2024 also contributing.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the six months ended June 30, 2026, this metric was 0.8%, which was calculated using the redundancy of $1,195. For the six months ended June 30, 2025, the comparable metric was 0.9%, which was calculated using the redundancy of $1,065. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
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
For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2026, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30
	2026	2025	Change
Sources of Cash:
Net cash provided by operating activities	$6,245	$3,071	$3,174
Purchases of subsidiaries, net of cash acquired	5	—	5
Proceeds from sales, maturities, calls and redemptions of investments, net of purchases	—	329	(329)
Proceeds from issuance of common stock under employee stock plans	63	21	42
Changes in bank overdrafts	—	631	(631)
Total sources of cash	6,313	4,052	2,261
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(813)	—	(813)
Repurchase and retirement of common stock	(1,358)	(1,258)	(100)
Purchases of property and equipment	(522)	(463)	(59)
Repayments of short- and long-term debt, net of issuances	(900)	(1,255)	355
Cash dividends	(749)	(771)	22
Changes in bank overdrafts	(1,181)	—	(1,181)
Other uses of cash, net	(37)	(35)	(2)
Total uses of cash	(5,560)	(3,782)	(1,778)
Effect of foreign exchange rates on cash and cash equivalents	(12)	2	(14)
Net increase (decrease) in cash and cash equivalents	$741	$272	$469
The increase in net cash provided by operating activities was primarily due to favorable working capital impacts, partially offset by lower shareholders’ net income for the six months ended June 30, 2026.
Other significant changes in cash year-over-year included (a) decreased usage of cash to repay short-and long-term debt, net of issuances, and (b) increased cash outflow from changes in bank overdrafts, increased purchases of investments, net of proceeds from sales, maturities, calls and redemptions and increased repurchases and retirements of common stock.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $38,773 at June 30, 2026. Since December 31, 2025, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,537, primarily due to increased cash generated from operations and decreased cash used in repayment of short- and long-term debt, net of issuances. This increase was partially offset by increased cash used for changes in bank overdrafts and increased amounts for the repurchase and retirement of common stock.
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
At June 30, 2026, we held $2,062 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.8% and 42.1% as of June 30, 2026 and December 31, 2025, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $5,000 and matures in September 2030. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of June 30, 2026, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 40.8%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of June 30, 2026, we were in compliance with all of our debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had $0 and $0 of outstanding commercial paper at June 30, 2026 and December 31, 2025, respectively.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $0 and $150 of outstanding short-term borrowings from the FHLBs as of June 30, 2026 and December 31, 2025, respectively.
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
For additional information regarding our sources and uses of capital at June 30, 2026, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock

Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2026, see the “Litigation and Regulatory Proceedings” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2026 to April 30, 2026	376,162	$306.81	374,414	$5,456
May 1, 2026 to May 31, 2026	211,481	385.63	209,105	5,375
June 1, 2026 to June 30, 2026	101,863	381.44	95,907	5,337
	689,506		679,426
1    Total number of shares purchased includes 10,080 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended June 30, 2026, we repurchased 679,426 shares at an aggregate cost of $234 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

ELEVANCE HEALTH, INC. Registrant

July 15, 2026	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

July 15, 2026	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)