Form 10-Q
period 2026-09-30
Elevance Health, Inc.
filed 2026-10-21
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of October 15, 2026, 216,055,891 shares of the Registrant’s Common Stock were outstanding.

Elevance Health, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Elevance Health, Inc.
Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
(In millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$10,348	$9,491
Fixed maturity securities (amortized cost of $26,806 and $25,773; allowance for credit losses of $60 and $21)	25,347	25,884
Equity securities	2,151	740
Premium receivables, net	10,686	10,073
Self-funded receivables, net	6,277	5,162
Other receivables	7,610	6,307
Other current assets	6,105	5,344
Total current assets	68,524	63,001
Long-term investments:
Fixed maturity securities (amortized cost of $1,272 and $1,116; allowance for credit losses of $0 and $0)	1,211	1,121
Other invested assets	11,508	10,839
Property and equipment, net	4,613	4,679
Goodwill	28,343	28,344
Other intangible assets	10,877	11,200
Other noncurrent assets	2,725	2,310
Total assets	$127,801	$121,494

Liabilities and equity
Liabilities
Current liabilities:
Medical claims payable	$18,438	$17,084
Other policyholder liabilities	2,635	3,632
Unearned income	1,637	1,493
Accounts payable and accrued expenses	8,315	7,322
Short-term borrowings	—	150
Current portion of long-term debt	375	1,099
Other current liabilities	15,262	10,255
Total current liabilities	46,662	41,035
Long-term debt, less current portion	30,382	30,797
Deferred tax liabilities, net	1,487	2,110
Other noncurrent liabilities	4,476	3,526
Total liabilities	83,007	77,468
Commitments and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized 900,000,000; shares issued and outstanding – 216,113,946 and 220,723,898	2	2
Additional paid-in capital	8,987	8,938
Retained earnings	37,368	35,393
Accumulated other comprehensive loss	(1,676)	(451)
Total shareholders’ equity	44,681	43,882
Noncontrolling interests	113	144
Total equity	44,794	44,026
Total liabilities and equity	$127,801	$121,494
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
(In millions, except per share data)
Revenues
Premiums	$41,704	$41,791	$124,007	$123,949
Product revenue	6,454	6,159	18,943	18,010
Service fees	2,282	2,137	6,810	6,314
Total operating revenue	50,440	50,087	149,760	148,273
Net investment income	1,037	625	2,506	1,701
Net losses on financial instruments	(48)	(1)	(182)	(596)
Total revenues	51,429	50,711	152,084	149,378
Expenses
Benefit expense	37,779	38,140	110,418	110,158
Cost of products sold	5,640	5,380	16,595	15,656
Operating expense	5,752	5,272	17,629	15,569
Interest expense	358	351	1,079	1,036
Amortization of other intangible assets	106	162	328	464
Total expenses	49,635	49,305	146,049	142,883
Income before income tax expense	1,794	1,406	6,035	6,495
Income tax expense	451	219	1,478	1,380
Net income	1,343	1,187	4,557	5,115
Net loss attributable to noncontrolling interests	22	2	35	—
Shareholders’ net income	$1,365	$1,189	$4,592	$5,115
Shareholders’ net income per share
Basic	$6.30	$5.32	$21.08	$22.73
Diluted	$6.27	$5.32	$21.01	$22.67
Dividends per share	$1.72	$1.71	$5.16	$5.13
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
(In millions)
Net income	$1,343	$1,187	$4,557	$5,115
Other comprehensive income (loss), net of tax:
Net unrealized investment gains (losses)
Change in gross unrealized investment gains (losses)	(1,338)	274	(1,708)	670
Income tax effect	310	(63)	396	(156)
Total change in unrealized investment gains (losses), net of tax	(1,028)	211	(1,312)	514
Gross reclassification adjustment for net realized investment losses included in earnings	74	12	118	117
Income tax effect	(17)	(3)	(27)	(28)
Change in net unrealized investment gains (losses)	(971)	220	(1,221)	603
Pension and other benefits
Change during the period	2	5	9	11
Income tax effect	—	(1)	(2)	(10)
Change in pension and other benefits	2	4	7	1
Other
Change during the period	—	(6)	(17)	6
Income tax effect	—	1	2	(2)
Change in other	—	(5)	(15)	4
Other comprehensive income (loss)	(969)	219	(1,229)	608
Net loss attributable to noncontrolling interests	22	2	35	—
Other comprehensive income (loss) attributable to noncontrolling interests	4	(2)	4	(4)
Total shareholders’ comprehensive income	$400	$1,406	$3,367	$5,719

See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2026	2025
(In millions)
Operating activities
Net income	$4,557	$5,115
Adjustments to reconcile net income to net cash provided by operating activities:
Net losses on financial instruments	182	596
Equity in net earnings of other invested assets	(1,108)	(251)
Depreciation and amortization	1,083	1,140
Deferred income taxes	(266)	43
Impairment of property and equipment	70	70
Share-based compensation	210	246
Changes in operating assets and liabilities:
Receivables, net	(2,727)	(3,282)
Other invested assets	—	(70)
Other assets	(1,262)	(403)
Policy liabilities	358	(873)
Unearned income	144	323
Accounts payable and other liabilities	5,364	1,539
Income taxes	915	(13)
Other, net	(8)	26
Net cash provided by operating activities	7,512	4,206
Investing activities
Purchases of investments	(13,942)	(12,265)
Proceeds from sale of investments	10,266	10,658
Maturities, calls and redemptions from investments	1,373	1,195
Changes in securities lending collateral	(373)	(576)
Purchases of subsidiaries, net of cash acquired	2	55
Purchases of property and equipment	(789)	(823)
Other, net	(7)	(52)
Net cash used in investing activities	(3,470)	(1,808)
Financing activities
Proceeds from long-term borrowings	—	2,994
Repayments of long-term borrowings	(750)	(2,150)
Proceeds from short-term borrowings	825	990
Repayments of short-term borrowings	(975)	(1,175)
Changes in securities lending payable	373	576
Changes in bank overdrafts	100	77
Repurchase and retirement of common stock	(1,688)	(2,134)
Cash dividends	(1,122)	(1,152)
Proceeds from issuance of common stock under employee stock plans	88	21
Taxes paid through withholding of common stock under employee stock plans	(36)	(31)
Other, net	14	10
Net cash used in financing activities	(3,171)	(1,974)
Effect of foreign exchange rates on cash and cash equivalents	(14)	1
Change in cash and cash equivalents	857	425
Cash and cash equivalents at beginning of period	9,491	8,288
Cash and cash equivalents at end of period	$10,348	$8,713
See accompanying notes.

Elevance Health, Inc.
Consolidated Statements of Changes in Total Equity
(Unaudited)

	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Noncontrolling Interests	Total Equity
(In millions)	Number of Shares	Par Value			Net Unrealized Investment Gains (Losses)	Pension and Other Benefits	Other
December 31, 2025	220.7	$2	$8,938	$35,393	$108	$(332)	$(227)	$144	$44,026
Net income	—	—	—	1,764	—	—	—	(4)	1,760
Other comprehensive income (loss)	—	—	—	—	(275)	3	(18)	—	(290)
Repurchase and retirement of common stock, including excise tax	(3.6)	—	(151)	(983)	—	—	—	—	(1,134)
Dividends and dividend equivalents	—	—	—	(378)	—	—	—	—	(378)
Issuance of common stock under employee stock plans, net of related tax benefits	0.3	—	58	—	—	—	—	—	58
March 31, 2026	217.4	$2	$8,845	$35,796	$(167)	$(329)	$(245)	$140	$44,042
Net income	—	—	—	1,463	$—	—	—	(9)	$1,454
Other comprehensive income	—	—	—	—	25	2	3	—	30
Noncontrolling interests adjustment	—	—	—	—	—	—	—	8	8
Repurchase and retirement of common stock, including excise tax	(0.8)	—	(28)	(208)	—	—	—	—	(236)
Dividends and dividend equivalents	—	—	—	(376)	—	—	—	—	(376)
Issuance of common stock under employee stock plans, net of related tax benefits	0.2	—	100	—	—	—	—	—	100
June 30, 2026	216.8	$2	$8,917	$36,675	$(142)	$(327)	$(242)	$139	$45,022
Net income	—	—	—	1,365	—	—	—	(22)	1,343
Other comprehensive income (loss)	—	—	—	—	(967)	2	—	(4)	(969)
Repurchase and retirement of common stock, including excise tax	(0.8)	—	(34)	(299)	—	—	—	—	(333)
Dividends and dividend equivalents	—	—	—	(375)	—	—	—	—	(375)
Other Adjustments	—	—	—	2	—	—	—	—	2
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	104	—	—	—	—	—	104
September 30, 2026	216.1	$2	$8,987	$37,368	$(1,109)	$(325)	$(242)	$113	$44,794

Elevance Health, Inc. Consolidated Statements of Changes in Equity (continued) (Unaudited)
	Total Shareholders’ Equity
	Common Stock				Accumulated Other Comprehensive Loss			Noncontrolling Interests	Total Equity
			Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Pension and Other Benefits	Other
(In millions)	Number of Shares	Par Value
December 31, 2024	227.5	$2	$8,911	$33,549	$(523)	$(399)	$(225)	$111	$41,426
Net income	—	—	—	2,183	—	—	—	1	2,184
Other comprehensive income (loss)	—	—	—	—	234	(5)	7	1	237
Noncontrolling interests adjustment	—	—	—	—	—	—	—	4	4
Repurchase and retirement of common stock, including excise tax	(2.2)	—	(97)	(799)	—	—	—	—	(896)
Dividends and dividend equivalents	—	—	—	(387)	—	—	—	—	(387)
Issuance of common stock under employee stock plans, net of related tax benefits	0.4	—	52	—	—	—	—	—	52
March 31, 2025	225.7	$2	$8,866	$34,546	$(289)	$(404)	$(218)	$117	$42,620
Net income	—	—	—	1,743	—	—	—	1	1,744
Other comprehensive income	—	—	—	—	147	2	2	1	152
Noncontrolling interests adjustment	—	—	—	—	—	—	—	10	10
Repurchase and retirement of common stock, including excise tax	(1.0)	—	(27)	(354)	—	—	—	—	(381)
Dividends and dividend equivalents	—	—	—	(386)	—	—	—	—	(386)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	92	—	—	—	—	—	92
June 30, 2025	224.8	$2	$8,931	$35,549	$(142)	$(402)	$(216)	$129	$43,851
Net income	—	—	—	1,189	—			(2)	1,187
Other comprehensive income (loss)	—	—	—	—	218	4	(5)	2	219
Noncontrolling interests adjustment	—	—	—	—	—			—	—
Repurchase and retirement of common stock	(2.9)	—	(115)	(769)	—			—	(884)
Dividends and dividend equivalents	—	—	—	(383)	—			—	(383)
Issuance of common stock under employee stock plans, net of related tax benefits	0.1	—	92	—	—			—	92
September 30, 2025	222.0	$2	$8,908	$35,586	$76	$(398)	$(221)	$129	$44,082
See accompanying notes.

Elevance Health, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2026
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
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 44.9 million medical members through our affiliated health plans as of September 30, 2026. We offer a broad spectrum of network-based managed care risk-based plans to Individual, Employer Group, Medicaid and Medicare markets. In addition, we provide a broad array of managed care services to fee-based customers, including claims processing, stop loss insurance, care provider network access, medical management, care management, wellness programs, actuarial services and other administrative services. Across these markets, we generate revenue through risk-based premiums, administrative fees from self-funded employers and pharmacy and health service fees through our Carelon businesses. We provide services to the federal government in connection with our Federal Health Products & Services business, which administers the Federal Employee Program® (“FEP®”). We provide an array of specialty services both to customers of our subsidiary health plans and to unaffiliated health plans, including pharmacy services, stop loss insurance, dental, vision and supplemental health insurance benefits, as well as integrated health services.
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

2.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 have been recorded. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or any other period. The seasonal nature of portions of our healthcare and related benefits business, as well as competitive and other market conditions, may cause full-year results to differ from estimates based upon our interim results of operations. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.
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
Cash and Cash Equivalents: Cash and cash equivalents includes available cash and all highly liquid investments with maturities of three months or less when purchased. We control a number of bank accounts that are used exclusively to hold customer funds for the administration of customer benefits, and we have cash and cash equivalents on deposit to meet certain regulatory and contractual requirements. These amounts totaled $500 and $348 at September 30, 2026 and December 31, 2025, respectively, and are included in the cash and cash equivalents line on our consolidated balance sheets.
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
Premium receivables include the uncollected amounts from insured groups, individuals and government programs. Premium receivables are reported net of an allowance for doubtful accounts of $180 and $167 at September 30, 2026 and December 31, 2025, respectively.
Self-funded receivables include administrative fees, claims and other amounts due from fee-based customers. Self-funded receivables are reported net of an allowance for doubtful accounts of $236 and $145 at September 30, 2026 and December 31, 2025, respectively.
Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance receivables, proceeds due from brokers on investment trades that have not yet settled, accrued investment income and other miscellaneous amounts due to us. These receivables are reported net of an allowance for doubtful accounts of $1,758 and $1,509 at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2025 we realized a $237 settlement with a value-based care provider, which allowed us to release $129 from the allowance for doubtful accounts. Of the settlement amount, $154 and $83 pertained to services rendered in 2024 and 2025, respectively.
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
Service fees include revenue from certain group contracts that provide for the group to be at risk for all or, with supplemental insurance arrangements, a portion, of their claims experience. We charge these fee-based groups an administrative fee, which is based on the number of members in a group and the group’s claim experience. For arrangements in which the group retains a portion of the claims risk and we assume risk for the remaining portion, amounts associated with the risk-based component are recognized as premiums, while fees for administrative services associated with the self-funded component are recognized as service fees. In addition, service fees include amounts received for the administration of Medicare, certain other government programs, and administrative services arrangements of our Carelon subsidiaries. Generally, each fee-based arrangement includes services which constitute a single suite of services provided and for which consideration is based upon an agreed-upon rate, regardless of the amount of services provided in a given period. Fee-based arrangements may include terms with retroactive rate or membership adjustments, performance incentives and penalties, each of which is a form of variable consideration within the transaction price. As such, each fee-based arrangement contains a single performance obligation that constitutes a series, and revenue is recognized over time as the services are performed. All benefit payments under these programs are excluded from benefit expense. In addition, certain Medicaid payments received from government agencies that are required to be passed through to providers and where we do not assume claims risk associated with those payments are excluded from both revenue and benefit expense.
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
Product revenue represents services performed by CarelonRx for unaffiliated pharmacy customers and includes ingredient costs (net of any rebates or discounts), including co-payments made by or on behalf of the customer, and service fees. Unaffiliated pharmacy customers include our fee-based groups that have contracted with CarelonRx for pharmacy services and third-party health plans. Product revenue and costs of products sold for our affiliated health plans are eliminated in consolidation, excluding co-payments and subsidies made by or on behalf of affiliated customers. Product revenue for pharmacy services is recognized using the gross method at the negotiated contract price when CarelonRx has concluded that it is the principal, and it controls the services before prescription drugs are transferred to the customer. CarelonRx determines whether it is the principal based on its contractual rights to design and develop a listing of prescription drugs offered to the customer (formulary management); its control over establishing the pharmacy network available to the customer to have its prescription fulfilled (network management); and its discretion over establishing the pricing for prescription drugs. Overall, control over these activities indicates CarelonRx is primarily responsible for fulfilling the promise to provide pharmacy services. CarelonRx recognizes revenue when control of the prescription drugs is transferred to customers, in an amount it expects to be entitled to in exchange for the products or services provided.
For our non-risk-based contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our consolidated balance sheets at September 30, 2026 or December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original, expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.
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
3.    Operating Model Transformation
In the first quarter of 2026, based on a strategic review of our operations, assets and investments, management implemented the 2026 - 2027 Operating Model Transformation Program (the “Transformation Program”) to streamline decision-making, simplify organizational structures, and enhance the use of advanced technologies, including artificial intelligence, across the enterprise. The Transformation Program includes initiatives to reduce organizational layers, realign roles and responsibilities, and design workflows to support more efficient, technology-enabled operations. These actions also include the modernization of certain information technology platforms, targeted workforce reductions and role realignments. Actions to be taken under the Transformation Program were ongoing as of September 30, 2026. Cash outlays associated with this program, which primarily relate to the personnel-related costs, are expected to be paid through 2028.
During the three and nine months ended September 30, 2026, we incurred Transformation Program costs of $18 and $147, respectively, primarily related to office closures and staff reductions and relocations, including severance and related costs. These charges were recognized as operating expense in the Corporate & Other segment.
The ending liability balance related to the employee termination costs under the Transformation Program at September 30, 2026 was $99, which included charges of $129 and payments of $30 made during the nine months ended September 30, 2026.

4.     Investments
Fixed Maturity Securities
A summary of current and long-term fixed maturity securities, available-for-sale, at September 30, 2026 and December 31, 2025 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

September 30, 2026
Fixed maturity securities:
United States Government securities	$1,633	$—	$(102)	$—	$1,531
Government sponsored securities	34	—	(2)	—	32
Foreign government securities	15	—	(1)	—	14
States, municipalities and political subdivisions, tax-exempt	3,663	3	(237)	(2)	3,427
Corporate securities	14,028	36	(654)	(7)	13,403
Residential mortgage-backed securities	4,049	3	(332)	(2)	3,718
Commercial mortgage-backed securities	1,577	2	(68)	(2)	1,509
Other asset-backed securities	3,079	51	(159)	(47)	2,924
Total fixed maturity securities	$28,078	$95	$(1,555)	$(60)	$26,558
December 31, 2025
Fixed maturity securities:
United States Government securities	$1,512	$10	$(19)	$—	$1,503
Government sponsored securities	80	2	(1)	—	81
Foreign government securities	13	—	—	—	13
States, municipalities and political subdivisions, tax-exempt	3,701	76	(74)	(2)	3,701
Corporate securities	13,498	419	(130)	(4)	13,783
Residential mortgage-backed securities	3,203	43	(136)	(3)	3,107
Commercial mortgage-backed securities	2,078	28	(31)	(2)	2,073
Other asset-backed securities	2,804	53	(103)	(10)	2,744
Total fixed maturity securities	$26,889	$631	$(494)	$(21)	$27,005
Other asset-backed securities primarily consist of collateralized loan obligations and other debt securities.

For fixed maturity securities in an unrealized loss position at September 30, 2026 and December 31, 2025, the following table summarizes the aggregate fair values and gross unrealized losses by length of time those securities have continuously been in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2026
Fixed maturity securities:
United States Government securities	71	$1,351	$(76)	13	$106	$(26)
Government sponsored securities	12	24	(1)	11	8	(1)
Foreign government securities	5	14	(1)	1	—	—
States, municipalities and political subdivisions, tax-exempt	1,071	2,729	(148)	330	510	(89)
Corporate securities	2,561	10,977	(541)	531	752	(113)
Residential mortgage-backed securities	697	2,737	(152)	1,139	819	(180)
Commercial mortgage-backed securities	276	1,109	(41)	110	222	(27)
Other asset-backed securities	403	1,567	(53)	165	355	(106)
Total fixed maturity securities	5,096	$20,508	$(1,013)	2,300	$2,772	$(542)
December 31, 2025
Fixed maturity securities:
United States Government securities	18	$460	$(3)	17	$167	$(16)
Government sponsored securities	4	—	—	16	29	(1)
Foreign government securities	1	3	—	2	1	—
States, municipalities and political subdivisions, tax-exempt	213	486	(8)	522	848	(66)
Corporate securities	568	1,398	(22)	839	1,397	(108)
Residential mortgage-backed securities	169	282	(4)	1,164	1,012	(132)
Commercial mortgage-backed securities	80	308	(6)	212	479	(25)
Other asset-backed securities	154	657	(28)	174	275	(75)
Total fixed maturity securities	1,207	$3,594	$(71)	2,946	$4,208	$(423)

Unrealized losses on our securities shown in the table above have not been recognized into income because, as of September 30, 2026, we do not intend to sell these investments and it is likely that we will not be required to sell these investments prior to their anticipated recovery. The declines in fair values are largely due to elevated interest rates driven by the higher rate of inflation and other market conditions.
Allowances for credit losses have been recorded in the amount of $60 and $21 at September 30, 2026 and December 31, 2025, respectively, for declines in fair value due to unfavorable changes in the credit quality characteristics that impact our assessment of collectability of principal and interest.
The amortized cost and fair value of fixed maturity securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$295	$289
Due after one year through five years	3,254	3,167
Due after five years through ten years	9,379	8,972
Due after ten years	6,445	5,979
Mortgage and other asset-backed securities	8,705	8,151
Total fixed maturity securities	$28,078	$26,558
Equity Securities
A summary of current equity securities at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Equity securities:
Exchange traded funds	$2,063	$650
Common equity securities	40	35
Private equity securities	48	55
Total	$2,151	$740
Other Invested Assets
A summary of other invested assets at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Other invested assets:
Company-owned life insurance	$3,080	$2,927
Equity method investments and joint ventures	3,087	3,136
Limited partnership investments	3,646	3,033
Other	1,695	1,743
Total	$11,508	$10,839
At September 30, 2026, “Other invested assets” included non-controlled equity method investments and joint ventures, including our minority interest ownership of approximately 40% of Augusta Topco Holdings, L.P. (“Mosaic Health”) and our 40% minority interest ownership of Project Freedom Holdings, LLC, which is the ultimate parent of LIBERTY Dental Plan Corporation (“Liberty Dental”). See Note 5, “Investments” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.

In connection with our equity method investment in Mosaic Health, we entered into a financing agreement to provide a term loan of $200 and a line of credit up to $500 to Mosaic Health. Net amounts receivable under these arrangements were $188 for the term loan and $188 for line of credit borrowings at September 30, 2026 and $188 for the term loan and $94 for line of credit borrowings at December 31, 2025, which are included under the caption “Other invested assets” in our consolidated balance sheets. Interest income recognized from the financing arrangement during the three and nine months ended September 30, 2026 and 2025 was not material. In addition to the term loan and line of credit, we committed to providing $70 of additional funding with no additional equity interest in Mosaic Health to meet any shortfall in operating cash flow and regulatory capital requirements of certain businesses that were contributed by us to Mosaic Health through December 31, 2026. Additional funding of $0 and $34 was provided during the three and nine months ended September 30, 2026, respectively. No additional funding was provided as of December 31, 2025. We also committed to fund any shortfalls above $70 in those businesses if necessary for which we would receive additional equity interests in Mosaic Health, in which none has been contributed. Related party transactions with Mosaic Health included care delivery and enablement services provided in the normal course of business which amounts were included in “Benefit expense” in our consolidated statements of income amounting to $197 and $583 for the three and nine months ended September 30, 2026, respectively, and $162 and $662 for the three and nine months ended September 30, 2025, respectively.
In connection with our equity method investment in Liberty Dental, in December 2024 we entered into a commitment to provide funding in the form of mandatorily redeemable preferred equity shares in Liberty Dental of up to $250, of which $165 was disbursed as of both September 30, 2026 and December 31, 2025. Mandatorily redeemable preferred equity in Liberty Dental of $168 and $137 is included in the caption “Other invested assets” in our consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively. Dividend income recognized from the financing arrangement during the three and nine months ended September 30, 2026 and 2025 was not material. Related party transactions in the normal course of business with Liberty Dental included administrative services to our Medicare Advantage members under a capitated arrangement amounting to $126 and $382, for the three and nine months ended September 30, 2026, respectively, and $149 and $441, for the nine months ended September 30, 2025, respectively, which amounts were included in “Benefit expense” in our consolidated statements of income.
Investment Gains (Losses)
Net investment gains (losses) for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2026	2025	2026	2025
Net gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$12	$39	$75	$88
Gross realized losses from sales	(80)	(51)	(151)	(195)
Impairment losses recognized in income	(6)	—	(42)	(10)
Net realized losses from sales of fixed maturity securities	(74)	(12)	(118)	(117)
Equity securities:
Unrealized gains (losses) recognized on equity securities still held at the end of the period	(8)	8	(8)	2
Net realized losses recognized on equity securities sold during the period	(4)	(7)	(7)	(9)
Net gains (losses) on equity securities	(12)	1	(15)	(7)
Other investments:
Gross gains from sales	21	28	58	41
Gross losses from sales	(12)	—	(23)	(100)
Other realized losses recognized in income	(55)	(17)	(150)	(411)
Net gains (losses) on other investments	(46)	11	(115)	(470)
Net losses on investments	$(132)	$—	$(248)	$(594)

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
During the three and nine months ended September 30, 2026, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $3,447 and $9,243, respectively. During the three and nine months ended September 30, 2025, we received total proceeds from sales, maturities, calls or redemptions of fixed maturity securities of $2,738 and $8,759, respectively.
Accrued Investment Income
At September 30, 2026 and December 31, 2025, accrued investment income totaled $308 and $295, respectively. We recognize accrued investment income under the caption “Other receivables” on our consolidated balance sheets.
Securities Lending Programs
The fair value of the cash and securities received as collateral for securities loaned at September 30, 2026 and December 31, 2025 was $3,064 and $2,691, respectively. The collateral received was 102% of the market value of the loaned securities at each of September 30, 2026 and December 31, 2025.
We recognize the collateral as an asset under the caption “Other current assets” in our consolidated balance sheets, and we recognize a corresponding liability for the obligation to return the collateral to the borrower under the caption “Other current liabilities.” The securities on loan are reported in the applicable investment category on our consolidated balance sheets.
At September 30, 2026 and December 31, 2025, the remaining contractual maturities of our securities lending transactions included overnight and continuous transactions of cash for $2,373 and $2,136, respectively, United States Government securities for $587 and $552, respectively, and residential mortgage-backed securities for $104 and $3, respectively.
5.    Derivative Financial Instruments
We primarily invest in the following types of derivative financial instruments: interest rate swaps, futures, forward contracts, put and call options, collars, swaptions, embedded derivatives and warrants. We also enter into master netting agreements, which reduce credit risk by permitting net settlement of transactions. We posted collateral of $372 and received collateral of $34 related to our derivative financial instruments at September 30, 2026 and December 31, 2025, respectively.
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
The unrecognized loss, net of tax, for all expired and terminated interest rate cash flow hedges included in “Accumulated other comprehensive loss” in our consolidated balance sheets was $184 and $192 as of September 30, 2026 and December 31, 2025, respectively.
During the three and nine months ended September 30, 2026, we recognized net gains of $86 and $66, respectively, on non-hedging derivatives included in “Net losses on financial instruments” in our consolidated income statements. During the three and nine months ended September 30, 2025, we recognized net gains of $0 and net losses of $2, respectively, on non-hedging derivatives included in “Net losses on financial instruments” in our consolidated income statements.

In connection with our equity investment in Mosaic Health (see Note 4, “Investments”), we entered into a limited partnership and related agreements with the majority owners that provide for certain rights and obligations of each party, including certain put, call, and purchase price true-up options. These options, if exercised, will result in our purchase of the units held by the majority owners as early as 2028 but no later than 2030 at a price based on certain multiples of revenue and earnings of Mosaic Health businesses, subject to various adjustments and qualifications. At inception, we calculated the fair value of the net put option, which is a Level III measurement (see Note 6, “Fair Value”), using a Monte Carlo simulation, which relies on assumptions including cash flow projections, risk-free rates, volatility and details specific to the options. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The carrying value of the net put option of $1,330, which is a non-cash item originally measured at fair value, is included under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of September 30, 2026. We have elected to not mark the net put option to market, as it is an option on large blocks of equity securities, and the carrying value of the net put option will remain on the consolidated balance sheets until it is exercised, expires, or the terms are substantially amended.
In connection with our equity investment in Liberty Dental (see Note 4, “Investments”), we entered into an agreement with the majority owners that provides for certain rights and obligations of each party, including certain put and call options. The terms of the agreement were amended in September 2026 whereby the put and call options were replaced with a variable-priced forward contract with specified purchase dates in 2027 for the majority owners' shares, subject to customary regulatory approvals. Our purchase of the units held by the majority owners will be at a price based on certain multiples of Liberty Dental earnings, subject to various adjustments and qualifications, which is expected to total up to $600 based on current projections. We have calculated the fair value of the forward contract as of September 2026, which is a Level III measurement (see Note 6, “Fair Value”), based on assumptions including cash flow projections, risk-free rates, volatility and details specific to the agreement. Significant changes in assumptions could result in significantly lower or higher fair value measurements. The fair value of the variable-priced forward contract of $227, which is a non-cash item, was recorded under the caption “Other noncurrent liabilities” in our consolidated balance sheets as of September 30, 2026. Replacing the $396 net put option liability with the variable-priced forward contract resulted in a realized gain on financial instruments of $169 during the three months ended September 30, 2026.
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 is as follows:

	Level I	Level II	Level III	Total
September 30, 2026
Assets:
Cash equivalents	$5,687	$—	$—	$5,687
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,531	—	1,531
Government sponsored securities	—	32	—	32
Foreign government securities	—	14	—	14
States, municipalities and political subdivisions, tax-exempt	—	3,427	—	3,427
Corporate securities	—	13,006	397	13,403
Residential mortgage-backed securities	—	3,715	3	3,718
Commercial mortgage-backed securities	—	1,509	—	1,509
Other asset-backed securities	—	2,041	883	2,924
Total fixed maturity securities, available-for-sale	—	25,275	1,283	26,558
Equity securities:
Exchange traded funds	2,063	—	—	2,063
Common equity securities	—	40	—	40
Private equity securities	—	—	48	48
Total equity securities	2,063	40	48	2,151
Other invested assets - common equity securities	5	—	3	8
Securities lending collateral	—	3,066	—	3,066
Derivatives - other assets	—	72	—	72
Total assets	$7,755	$28,453	$1,334	$37,542
Percentage of total assets at fair value	21%	76%	3%	100%
Liabilities:
Derivatives - other liabilities	$—	$(602)	$—	$(602)
Total liabilities	$—	$(602)	$—	$(602)
December 31, 2025
Assets:
Cash equivalents	$5,184	$—	$—	$5,184
Fixed maturity securities, available-for-sale:
United States Government securities	—	1,503	—	1,503
Government sponsored securities	—	81	—	81
Foreign government securities	—	13	—	13
States, municipalities and political subdivisions, tax-exempt	—	3,701	—	3,701
Corporate securities	—	13,373	410	13,783
Residential mortgage-backed securities	—	3,090	17	3,107
Commercial mortgage-backed securities	—	2,073	—	2,073
Other asset-backed securities	—	1,878	866	2,744
Total fixed maturity securities, available-for-sale	—	25,712	1,293	27,005
Equity securities:
Exchange traded funds	650	—	—	650
Common equity securities	—	35	—	35
Private equity securities	—	—	55	55
Total equity securities	650	35	55	740
Other invested assets - common equity securities	6	—	—	6
Securities lending collateral	—	2,692	—	2,692
Derivatives - other assets	—	62	—	62
Total assets	$5,840	$28,501	$1,348	$35,689
Percentage of total assets at fair value	16%	80%	4%	100%
Liabilities:
Derivatives - other liabilities	$—	$(28)	$—	$(28)
Total liabilities	$—	$(28)	$—	$(28)

There were no individually material transfers into or out of Level III during the three and nine months ended September 30, 2026 or 2025. There were no adjustments to quoted market prices obtained from the pricing services during the three and nine months ended September 30, 2026 or 2025.
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
As discussed in more detail within Note 4, “Investments”, we entered into an agreement that included a put and call option associated with our minority interest ownership of Mosaic Health in 2024. The resulting net put option liability was recorded at its fair value measured at the date of acquisition using Level III inputs with an election not to mark the derivative to market, which is further discussed and disclosed in Note 5, “Derivative Financial Instruments”. The net put option fair value for Mosaic Health was $2,763 and $2,717 at September 30, 2026 and December 31, 2025, respectively.
As discussed in Note 5, “Derivative Financial Instruments”, an agreement that included a put and call option associated with our minority interest ownership of Liberty Dental, for which the fair value of the net put liability was $327 at December 31, 2025, was replaced with a variable-priced forward contract recorded at fair value of $227 as of September 30, 2026. The net put option liability was measured and recorded at fair value at the date of acquisition using Level III inputs, with an election not to mark the derivative to market. The variable-priced forward contract is a derivative carried at estimated fair value.
For the three and nine months ended September 30, 2026, there were no material assets or liabilities measured at fair value on a nonrecurring basis other than the net put option on Mosaic Health. Other than the goodwill and intangible assets acquired and liabilities assumed in our business acquisitions and the net put option on Mosaic Health and Liberty Dental, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2025
In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in our consolidated balance sheets.
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

A summary of the estimated fair values by level for each class of financial instruments that is recorded at its carrying value on our consolidated balance sheets at September 30, 2026 and December 31, 2025 is as follows:

	Carrying Value	Estimated Fair Value
		Level I	Level II	Level III	Total
September 30, 2026
Assets:
Other invested assets	$901	$—	$—	$852	$852
Liabilities:
Debt:
Notes	30,757	—	27,370	—	27,370
Options	1,330	—	—	2,763	2,763

December 31, 2025
Assets:
Other invested assets	$781	$—	$—	$762	$762
Liabilities:
Debt:
Short-term borrowings	150	—	150	—	150
Notes	31,896	—	30,207	—	30,207
Options	1,726	—	—	3,044	3,044
7.     Income Taxes
During the three months ended September 30, 2026 and 2025, we recognized income tax expense of $451 and $219, respectively, which represent effective income tax rates of 25.1% and 15.6%, respectively. During the nine months ended September 30, 2026 and 2025, we recognized income tax expense of $1,478 and $1,380, respectively, which represent effective income tax rates of 24.5% and 21.2%, respectively. The increase in our effective income tax rate compared to the three months ended September 30, 2025 was primarily due to investment tax credits purchased and recognized in the prior-year quarter, with less tax credits purchased in the current-year quarter. The increase in our effective income tax rate compared to the nine months ended September 30, 2025 was primarily due to a current year net increase in reserves for uncertain tax positions.
Income taxes netted to a payable of $479 at September 30, 2026 and a receivable of $436 at December 31, 2025. We recognized income taxes receivable of $206 and $587 as an asset under the caption “Other current assets” and income taxes payable of $685 and $151 as a liability under the caption “Other current liabilities” in our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

8. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Gross medical claims payable, beginning of period	$16,829	$15,580
Ceded medical claims payable, beginning of period	(48)	(13)
Net medical claims payable, beginning of period	16,781	15,567
Business combinations and purchase adjustments	—	344
Net incurred medical claims:
Current period	108,608	108,423
Prior periods redundancies	(1,295)	(1,266)
Total net incurred medical claims	107,313	107,157
Net payments attributable to:
Current period medical claims	92,416	93,545
Prior periods medical claims	13,629	12,699
Total net payments	106,045	106,244
Net medical claims payable, end of period	18,049	16,824
Ceded medical claims payable, end of period	45	44
Gross medical claims payable, end of period	$18,094	$16,868
At September 30, 2026, the total of net incurred but not reported liabilities plus expected development on reported claims was $16,192, $1,445 and $412 for the claim years 2026, 2025, and 2024 and prior, respectively.
The favorable development recognized in the nine months ended September 30, 2026 resulted from both favorable completion and trend factor development from 2025.
The favorable development recognized in the nine months ended September 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024.
The reconciliation of net incurred medical claims to benefit expense included in our consolidated statements of income for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Net incurred medical claims with medical claims payable	$107,094	$103,923
Performance-based risk arrangements without medical claims payable	219	3,234
Total net incurred medical claims	107,313	107,157
Quality improvement and other claims expense	3,105	3,001
Benefit expense	$110,418	$110,158

Net incurred medical claims under certain performance-based risk arrangements that include gain or loss sharing components do not require a medical claim payable liability.

The reconciliation of the medical claims payable reflected in the tables above to the consolidated ending balance for medical claims payable included in the consolidated balance sheets, as of September 30, 2026 is as follows:

Total
Net medical claims payable, end of period	$18,049
Ceded medical claims payable, end of period	45
Insurance lines other than short duration	344
Gross medical claims payable, end of period	$18,438
9.     Debt
Long-term debt
The carrying value of our long-term debt at September 30, 2026 and December 31, 2025 consists of the following:

	September 30, 2026	December 31, 2025
Senior unsecured notes	$30,732	$31,871
Unsecured surplus note	25	25
Total long-term debt	30,757	31,896
Current portion of long-term debt	(375)	(1,099)
Long-term debt, less current portion	$30,382	$30,797
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
The following table summarizes our outstanding short-term borrowings and advances as of September 30, 2026 and December 31, 2025.

Facility	September 30, 2026	December 31, 2025
Senior revolving credit facility	$—	$—
Commercial paper program	$—	$—
FHLB advances	$—	$150
All debt is a direct obligation of Elevance Health, Inc., except for the unsecured surplus note and the FHLB advances, which are obligations of certain subsidiaries. We were in compliance with our debt covenants as of September 30, 2026. For more information on our short-term borrowings, debt covenants and long-term debt, see Note 13, “Debt,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.

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
The BCBSA and Blue plans approved and entered into a settlement agreement and release with the subscriber plaintiffs (the “Subscriber Settlement Agreement”) and a separate settlement agreement and release with the provider plaintiffs (the “Provider Settlement Agreement”) which settlements received final approval from the Court in September 2022 and August 2025, respectively.
A number of follow-on cases involving entities that opted out of the Subscriber Settlement Agreement have been filed and remain pending. Those actions are: Alaska Air Group, Inc., et al. v. Anthem, Inc., et al., No. 2:21-cv-01209-AMM (N.D. Ala.) (“Alaska Air”); JetBlue Airways Corp., et al. v. Anthem, Inc., et al., No. 2:22-cv-00558-GMB (N.D. Ala.) (“Jet Blue”); Metropolitan Transportation Authority v. Blue Cross and Blue Shield of Alabama et al., No. 2:22-cv-00265-RDP (N.D. Ala.) (dismissed without prejudice in June 2023); Bed Bath & Beyond Inc. v. Anthem, Inc., No. 2:22-cv-01256-SGC (N.D. Ala.) and Hoover, et al. v. Blue Cross Blue Shield Association, et al., No. 1:21-cv-23448 (S.D. Fla.) (dismissed with prejudice in

July 2026). Beginning in 2021, Prime Healthcare Services, Inc., Prime Healthcare Foundation, Inc., Prime Healthcare Management, Inc.and VHS Liquidating Trust (“VHS”) filed an antitrust action, VHS Liquidating Trust v. Blue Cross of California, et al., No. RG21106600 (Cal Super.) against BCBSA and all Blue plans in California Superior Court bringing similar claims as the BCBSA Litigation. In February 2023, the Court denied the defendants’ motion to dismiss based on a statute of limitations defense in Alaska Air and Jet Blue. In September 2023, the California Superior Court presiding over the VHS case upheld its prior order granting in part defendants’ motion to strike based on the statute of limitations. In February 2025, the VHS plaintiffs amended their complaint to add an additional plaintiff, Children’s Hospital of Los Angeles. In October 2026, the California Superior Court issued an order on the applicable standard of review for the VHS case. Trial for this case is scheduled for March 2027. Additional provider opt-out cases, The Regents of the University of California vs Blue Cross Blue Shield Association, et al., No.25CV154222 (Cal Super.) and Chinese Hospital Association, et al. v. Blue Cross California, et al., No. 25CV113731 (Cal Super.), have been coordinated with the VHS case for case management purposes in a proceeding captioned. In re Blue Cross Antitrust Cases, JCCP 5398 (Cal Super.) We intend to continue to vigorously defend these follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
A number of follow-on cases involving entities that opted out of the Provider Settlement Agreement have been filed and have been centralized in the BCBSA Litigation multi-district proceeding. We intend to continue to vigorously defend these provider follow-on cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
Medicare Risk Adjustment Litigation
In March 2020, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against Elevance Health, Inc. in the U.S. District Court for the Southern District of New York (the “District Court”) in a case captioned United States v. Anthem, Inc. The DOJ’s suit alleges, among other things, that we falsely certified the accuracy of the diagnosis data we submitted to the Centers for Medicare & Medicaid Services (“CMS”) for risk-adjustment purposes under Medicare Part C and knowingly failed to delete inaccurate diagnosis codes. The DOJ further alleges that, as a result of these purported acts, we caused CMS to calculate the risk-adjustment payments based on inaccurate diagnosis information, which enabled us to obtain unspecified amounts of payments in Medicare funds in violation of the False Claims Act. The DOJ filed an amended complaint in July 2020, alleging the same causes of action but revising some of its factual allegations. In September 2020, we filed a motion to transfer the lawsuit to the Southern District of Ohio, a motion to dismiss part of the lawsuit, and a motion to strike certain allegations in the amended complaint, all of which the District Court denied in October 2022. In November 2022, we filed an answer. In March 2023, discovery commenced. Fact and expert discovery are ongoing with current completion deadlines of November 20, 2026 and August 2, 2027, respectively. We intend to continue to vigorously defend this suit, which we believe is without merit; however, the ultimate outcome cannot be presently determined.
CMS Notice
In connection with the notice that the Company received in February 2026 from CMS regarding certain Medicare Advantage risk adjustment data submission requirements related to diagnosis codes for dates of service 2015 through April 2023, CMS provided a series of steps required to be completed by July 31, 2026 in order to avoid sanctions being imposed on the Company. On July 13, 2026, the Company received a letter from CMS stating that the Company had completed all required steps, sanctions would not be imposed and the enforcement process for this matter had been closed.
As previously disclosed, the Company recorded an accrual in connection with the CMS Notice of approximately $935 at March 31, 2026 representing our current best estimate of the identified potential exposure for the resubmission of certain Medicare Advantage risk adjustment data pursuant to applicable loss contingency accounting guidance. On May 27, 2026, we paid CMS $342, leaving an accrual balance of $593 as of September 30, 2026. The $593 accrual was recorded in “Other current liabilities” on the consolidated balance sheet as of September 30, 2026 and the $935 in “Operating expense” on the consolidated statement of income for the nine months ended September 30, 2026.
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

Independent Dispute Resolution (“IDR”) Matters
Under the No Surprises Act, certain out-of-network provider reimbursement disputes arising within the Company's commercial business are resolved through the federal IDR process. The Company evaluates IDR matters on an ongoing basis and records liabilities for matters when losses are considered probable and reasonably estimable. Following the finalization and implementation of the Federal IDR Operations Final Rule, the Company recorded liabilities of $669, consisting of $44 related to fully insured arrangements and $625 related to administrative service arrangements, for certain IDR judgments and disputes that met these recognition criteria. Because amounts related to administrative services arrangements are generally recoverable from the applicable customers under the terms of those contracts, the Company also recorded corresponding self-funded receivables of $575, net of an allowance for doubtful accounts, as of September 30, 2026.
The Company is also involved in other pending IDR matters for which potential additional liabilities could amount to $324, before any related customer recoveries. Approximately 94% of these potential liabilities relate to administrative service agreements. No liabilities have been recorded for these matters because losses were not considered probable as of the reporting date. The ultimate resolution of these matters remains uncertain and may be affected by future regulatory developments, litigation, and governmental reviews.
Federal Securities Class Action and Derivative Lawsuits
In May 2025, a putative federal securities class action, Miller v Elevance Health, Inc., et al., No. 1:25-cv-923, (S.D. Ind.) (the “Securities Action”), was filed against the Company and certain of its executives in the U.S. District Court for the Southern District of Indiana. The plaintiff in the lawsuit alleges that the Company made false and misleading statements with respect to the Company’s 2024 earnings guidance in violation of federal securities laws. The Company filed a Motion to Dismiss in November 2025 and the Court issued an opinion in September 2026. The Court denied the Company’s motion allowing certain portions of the allegations to proceed. Three related derivative lawsuits have been filed against the Company, as a nominal defendant, members of the board of directors, and certain officers. These cases remain pending, are: Jones v. Boudreaux, et al., No. 49D11-2506-PL-028778, (In Superior), Silva v. Boudreaux, et al., No. 1:25-cv-01270-RLY-TAB, (S.D. Ind.) and Holzman v. Boudreaux, et al., No. 49D01-2509-CE-044598, (In Superior) (the “Derivative Actions”). The plaintiffs in the Derivative Actions allege that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action. The Company will continue to vigorously defend these cases, which we believe are without merit; however, their ultimate outcome cannot be presently determined.
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
Contractual Obligations and Commitments
In September 2024, we extended our agreement with a vendor for information technology infrastructure and related management and support services through June 2029. Our remaining commitment under this agreement is approximately $1,295. We have the ability to terminate the agreement upon the occurrence of certain events, subject to early termination fees.
CarelonRx markets and offers pharmacy services to our affiliated health plan customers throughout the country, as well as to customers outside of the health plans we own. The comprehensive pharmacy services portfolio includes all core pharmacy services, such as home delivery and specialty pharmacies, claims adjudication, formulary management, pharmacy networks, rebate administration, a prescription drug database and member services. CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement (“CVS Agreement”). CarelonRx has entered into a new five-year agreement with CVS that continues the CVS relationship under updated terms beginning January 1, 2027 through December 31, 2031, subject to certain early termination rights. In the event of a termination by CarelonRx or non-renewal by either party, CarelonRx can elect to have CVS provide transition services for a period of at least 18 months.
We have financial guarantees related to standby letters of credit and surety bonds related to certain contractual commitments, which totaled $786 as of September 30, 2026. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
We have unfunded loan commitments to certain equity investees of $301 at September 30, 2026. We do not believe such obligations will materially affect our financial position, results of operations, or cash flows.
Vulnerability Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the states in which we conduct business. As of September 30, 2026, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
11.     Capital Stock
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3.1	$373.90
Granted	0.9	296.14
Exercised	(0.2)	222.90
Forfeited or expired	(0.2)	389.88
Outstanding at September 30, 2026	3.6	$362.09	6.04	$200
Exercisable at September 30, 2026	2.2	$373.99	4.44	$119

A summary of the status of nonvested restricted stock activity, including restricted stock units and performance units, for the nine months ended September 30, 2026 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2026	1.1	$437.32
Granted	1.0	297.97
Vested	(0.3)	452.21
Forfeited	(0.2)	391.18
Nonvested at September 30, 2026	1.6	$355.42

During the nine months ended September 30, 2026, we granted approximately 0.3 restricted stock units that are contingent upon us achieving an earnings target for 2026 and certain qualitative plan metrics over the three-year period from 2026 to 2028. These grants have been included in the activity shown above but will be subject to adjustment at the end of 2028 based on results during the three-year period.
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2025 included in Part II, Item 8 of our 2025 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30
	2026	2025
Risk-free interest rate	3.97%	4.29%
Volatility factor	31.00%	30.00%
Quarterly dividend yield	0.585%	0.432%
Weighted-average expected life (years)	4.55	4.45
The following weighted-average fair values per option or share were determined for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30
	2026	2025
Options granted during the period	$76.29	$106.92
Restricted stock awards granted during the period	297.97	393.39
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
A summary of our cash dividend activity for the nine months ended September 30, 2026 and 2025 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2026
January 27, 2026	March 10, 2026	March 25, 2026	$1.72	$376
April 21, 2026	June 10, 2026	June 25, 2026	$1.72	$373
July 14, 2026	September 10, 2026	September 25, 2026	$1.72	$373

Nine Months Ended September 30, 2025
January 22, 2025	March 10, 2025	March 25, 2025	$1.71	$386
April 16, 2025	June 10, 2025	June 25, 2025	$1.71	$385
July 16, 2025	September 10, 2025	September 25, 2025	$1.71	$381
On October 20, 2026, our Audit Committee declared a fourth quarter 2026 dividend to shareholders of $1.72 per share, payable on December 18, 2026 to shareholders of record at the close of business on December 4, 2026.

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
A summary of common stock repurchases for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30
	2026	2025
Shares repurchased	5.2	6.1
Average price per share	$324.88	$353.83
Aggregate cost	$1,688	$2,134
Authorization remaining at the end of the period	$5,007	$7,166
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
12.     Shareholders' Earnings per Share
The denominator for basic and diluted shareholders' earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Denominator for basic shareholders' earnings per share – weighted-average shares	216.6	223.3	217.8	225.0
Effect of dilutive securities – employee stock options and non-vested restricted stock awards	1.0	0.4	0.8	0.6
Denominator for diluted shareholders' earnings per share	217.6	223.7	218.6	225.6
During the three months ended September 30, 2026 and 2025, weighted-average shares related to certain stock options of 1.6 and 2.2, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2026 and 2025, weighted-average shares related to certain stock options of 1.7 and 1.9, respectively, were excluded from the denominator for diluted shareholders' earnings per share because the stock options were anti-dilutive.
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

Financial data by reportable segment for the three and nine months ended September 30, 2026 and 2025 is as follows:

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Three Months Ended September 30, 2026
Premiums	$41,282	$—	$669	$669	$—	$(247)	$41,704
Product revenue	—	6,454	—	6,454	—	—	6,454
Service fees	2,075	1	206	207	—	—	2,282
Operating revenue - unaffiliated	43,357	6,455	875	7,330	—	(247)	50,440
Operating revenue - affiliated	—	5,144	6,833	11,977	6	(11,983)	—
Operating revenue - total	$43,357	$11,599	$7,708	$19,307	$6	$(12,230)	$50,440

Benefit expense	$37,625	$—	$6,521	$6,521	$6	$(6,373)	$37,779
Cost of products sold	—	10,779	—	10,779	—	(5,139)	5,640
Operating expense	5,296	204	895	1,099	75	(718)	5,752
Operating gain (loss)	$436	$616	$292	$908	$(75)	$—	$1,269

Three Months Ended September 30, 2025
Premiums	$40,304	$—	$1,762	$1,762	$—	$(275)	$41,791
Product revenue	—	6,159	—	$6,159	—	—	6,159
Service fees	1,942	4	191	195	—	—	2,137
Operating revenue - unaffiliated	42,246	6,163	1,953	8,116	—	(275)	50,087
Operating revenue - affiliated	—	4,834	5,371	10,205	149	(10,354)	—
Operating revenue - total	$42,246	$10,997	$7,324	$18,321	$149	$(10,629)	$50,087

Benefit expense	$36,845	$—	$6,349	$6,349	$4	$(5,058)	$38,140
Cost of products sold	—	10,209	—	$10,209	—	(4,829)	5,380
Operating expense	4,800	232	756	988	226	(742)	5,272
Operating gain (loss)	$601	$556	$219	$775	$(81)	$—	$1,295

		Carelon
	Health Benefits	CarelonRx	Carelon Services	Total	Corporate & Other	Eliminations	Total
Nine Months Ended September 30, 2026
Premiums	$122,381	$—	$2,281	$2,281	$—	$(655)	$124,007
Product revenue	—	18,943	—	18,943	—	—	18,943
Service fees	6,186	8	616	624	—	—	6,810
Operating revenue - unaffiliated	128,567	18,951	2,897	21,848	—	(655)	149,760
Operating revenue - affiliated	—	14,498	20,151	34,649	16	(34,665)	—
Operating revenue - total	$128,567	$33,449	$23,048	$56,497	$16	$(35,320)	$149,760

Benefit expense	$109,817	$—	$19,350	$19,350	$21	$(18,770)	$110,418
Cost of products sold	—	31,082	—	31,082	—	(14,487)	16,595
Operating expense	15,261	587	2,570	3,157	1,274	(2,063)	17,629
Operating gain (loss)	$3,489	$1,780	$1,128	$2,908	$(1,279)	$—	$5,118

Nine Months Ended September 30, 2025
Premiums	$119,602	$—	$5,125	$5,125	$—	$(778)	$123,949
Product revenue	—	18,010	—	$18,010	—	—	18,010
Service fees	5,657	11	646	657	—	—	6,314
Operating revenue - unaffiliated	125,259	18,021	5,771	23,792	—	(778)	148,273
Operating revenue - affiliated	—	13,735	15,530	29,265	546	(29,811)	—
Operating revenue - total	$125,259	$31,756	$21,301	$53,057	$546	$(30,589)	$148,273

Benefit expense	$106,725	$—	$17,958	$17,958	$22	$(14,547)	$110,158
Cost of products sold	—	29,377	—	29,377	—	(13,721)	15,656
Operating expense	14,156	685	2,233	2,918	816	(2,321)	15,569
Operating gain (loss)	$4,378	$1,694	$1,110	$2,804	$(292)	$—	$6,890

A reconciliation of reportable segments’ operating revenue to the amounts of total revenues included in our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Reportable segments’ operating revenue	$50,440	$50,087	$149,760	$148,273
Net investment income	1,037	625	2,506	1,701
Net losses on financial instruments	(48)	(1)	(182)	(596)
Total revenues	$51,429	$50,711	$152,084	$149,378

A reconciliation of reportable segments' operating gain to income before income tax expense included in our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Income before income tax expense	$1,794	$1,406	$6,035	$6,495
Net investment income	(1,037)	(625)	(2,506)	(1,701)
Net losses on financial instruments	48	1	182	596
Interest expense	358	351	1,079	1,036
Amortization of other intangible assets	106	162	328	464
Reportable segments’ operating gain	$1,269	$1,295	$5,118	$6,890

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
Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2026 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2026, or any other period.
Overview
Elevance Health is a health company with the purpose of improving the health of humanity. We are one of the largest health insurers in the United States in terms of medical membership, serving approximately 44.9 million medical members through our affiliated health plans as of September 30, 2026. We are an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield (“BCBS”) licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (in the New York City metropolitan area and upstate New York), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas, we do business as Anthem Blue Cross and Anthem Blue Cross and Blue Shield. We also conduct business through arrangements with other BCBS licensees, as well as other strategic partners. In addition, we serve members in numerous states as Wellpoint, Carelon, MMM and/or Simply Healthcare. We are licensed to conduct insurance operations in all 50 states, the District of Columbia and Puerto Rico through our subsidiaries. Through various subsidiaries, we also offer pharmacy services through our CarelonRx business, and other healthcare related services as Carelon Services.
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

Business Trends
Medical Cost Trends: Our medical cost trends are primarily driven by changes in the utilization of services across all provider types and the unit cost of these services. We work to mitigate these trends through various medical management programs such as care and condition management, program integrity and specialty pharmacy management and utilization management, as well as benefit design changes. There are many drivers of medical cost trends that can cause variance from our estimates, such as changes in the level and mix of services utilized, regulatory changes, aging of the population, health status and other demographic characteristics of our members, epidemics, pandemics, advances in medical technology, new high-cost prescription drugs, including increased utilization of specialty pharmaceuticals, new indications of existing prescription drugs, provider contracting inflation, provider reimbursement levels, labor costs and healthcare fraud, waste and abuse.
Membership shifts from Medicaid into our Individual ACA (as defined below) business following the redetermination process that began in April 2023, together with lower membership effectuation rates, particularly in geographies with high concentrations of highly subsidized members, have driven a market-wide increase in morbidity, resulting in elevated medical cost trends. Medicaid cost trends remain elevated due to higher population acuity and increased utilization of services. In response, we are working on program improvements in partnership with the states, strengthening care and provider network management, optimizing our clinical strategy to improve effectiveness and enhancing payment integrity to manage costs. We expect the impact of these initiatives to build over time as implementation progresses and the initiatives mature.
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
CarelonRx: CarelonRx markets and offers pharmacy services to our affiliated health plans nationwide and to unaffiliated customers. The pharmacy services market continues to evolve toward greater cost transparency and predictability. We support multiple contract structures, including rebate pass-through and fee-based arrangements, and are expanding offerings focused on net client cost. Rising drug spending and affordability pressures are also driving demand for coordinated medical and pharmacy management. These trends present opportunities to expand existing client relationships through our clinical programs, specialty pharmacy, and home-delivery capabilities.
CarelonRx delegates certain core pharmacy services to CaremarkPCS Health, L.L.C. (“CVS”), which is a subsidiary of CVS Health Corporation, pursuant to an agreement (“CVS Agreement”). CarelonRx has entered into a new five-year agreement with CVS that continues the CVS relationship under updated terms beginning January 1, 2027 through December 31, 2031, subject to certain early termination rights. In the event of a termination by CarelonRx or non-renewal by either party, CarelonRx can elect to have CVS provide transition services for a period of at least 18-months.

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
In May 2026, the U.S. Department of Health and Human Services, Labor, and the Treasury (collectively, the “Tri-Agencies”) issued final regulations updating the federal Independent Dispute Resolution (“IDR”) process used to determine compensation to be paid by health plans to out-of-network providers in certain scenarios under the No Surprises Act. The regulations modify certain procedures and requirements governing the operation and administration of the IDR process. Additional regulatory guidance or rulemakings are possible, and changes resulting from any such guidance or rulemakings, as well as current and potential litigation, arbitration proceedings, and government audits related to the IDR and No Surprises Act, have had and could continue to have an adverse effect on our Commercial business, cash flows, results of operations and financial condition.
In February 2026, Congress passed the Consolidated Appropriations Act of 2026, which includes pharmacy benefit manager reforms requiring pharmacy benefit managers to remit all rebates, fees (other than bona fide service fees), and other remuneration received from entities such as manufacturers and group purchasing organizations to commercial plan sponsors, and to provide detailed commercial claims reporting, effective 30 months after enactment. The legislation also imposes extensive reporting requirements and delinks pharmacy benefit manager compensation in Medicare Part D by prohibiting pharmacy benefit managers from receiving remuneration related to Part D drugs in any form other than bona fide service fees that cannot be based on a drug’s price, effective in 2028. There continues to be the potential that similar or additional legislation may be adopted at the state or federal level. These requirements, as well as any similar or additional legislative or regulatory changes, could have an adverse effect on our business, cash flows, results of operations and financial condition.
In addition, in June 2025, the Centers for Medicare and Medicaid Services (“CMS”) finalized the Marketplace Integrity and Affordability Regulation, which modifies the open enrollment period for all Exchanges beginning in plan year 2027 and eligibility for PTCs, among other requirements. In August 2025, a federal court stayed certain provisions of the regulation, and in June 2026, vacated several provisions, a decision that is currently under appeal. In May 2026, CMS finalized the Notice of Benefit and Payment Parameters for 2027, effective July 2026, which establishes additional Public Exchange enrollment and eligibility requirements, among other changes. Certain provisions of the 2027 regulation were stayed by a federal court in July 2026 pending ongoing litigation.
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
Other Significant Items
Business and Operational Matters
In the first quarter of 2026, based on a strategic review of our operations, assets and investments, management initiated the 2026 - 2027 Operating Model Transformation Program (the “Transformation Program”) to streamline decision-making, simplify organizational structures, and enhance the use of advanced technologies, including artificial intelligence, across the enterprise. The Transformation Program includes initiatives to reduce organizational layers, realign roles and responsibilities, and design workflows to support more efficient, technology-enabled operations. These actions also include the modernization of certain information technology platforms, targeted workforce reductions and role realignments. Actions to be taken under the Transformation Program were ongoing as of September 30, 2026.

Pursuant to CMS’ Medicare Advantage Star Ratings system, CMS annually awards between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance in several categories. Plans must have a Star Rating of 4.0 or higher to qualify for bonus payments. Our 2026 Star Ratings, which are used for payment year 2027, reflect that approximately 55% of our Medicare Advantage members were enrolled in plans rated at least 4.0 Stars or higher at the time of the rating. CMS released our 2027 Star Ratings in October 2026, which will be used to determine our Medicare Advantage payments in 2028. Our 2027 Star Ratings reflect that approximately 49% of our current Medicare Advantage members are enrolled in plans that will be rated at least 4.0 Stars or higher. Membership changes during the Medicare Advantage enrollment periods may cause this number to fluctuate.
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
Selected Operating Performance
From September 30, 2025 to September 30, 2026, total medical membership declined by 1.1%. This was driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Medicare Advantage, Commercial Risk-Based and FEP® businesses. These decreases were partially offset by an increase in our Commercial Fee-Based business.
Operating revenue for the three months ended September 30, 2026 was $50,440, an increase of $353, or 0.7%, from the three months ended September 30, 2025. Operating revenue for the nine months ended September 30, 2026 was $149,760, an increase of $1,487, or 1.0%, from the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2026 were primarily the result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by lower Medicare Advantage, Medicaid, and Employer Group Risk-Based membership.
Shareholders’ net income for the three months ended September 30, 2026 was $1,365, an increase of $176, or 14.8%, from the three months ended September 30, 2025. Shareholders’ net income for the nine months ended September 30, 2026 was $4,592, a decrease of $523, or 10.2%, from the nine months ended September 30, 2025. The increase in shareholders’ net income for the three months ended September 30, 2026 was primarily due to increased investment income and lower amortization of other intangible assets. The increase was partially offset by an increase in income tax expense. The decrease in shareholders’ net income for the nine months ended September 30, 2026 was primarily due to the loss contingency accrual for our best estimate of the identified potential exposure for the resubmission of certain historical Medicare Advantage risk adjustment data within our Corporate & Other segment and a decrease in operating gain in our Health Benefits segment. The decrease was partially offset by an increase in investment income and a decrease in net losses on financial instruments.
Our fully-diluted shareholders’ earnings per share (“EPS”) was $6.27 for the three months ended September 30, 2026, which represented a 17.9% increase from EPS of $5.32 for the three months ended September 30, 2025. Our EPS was $21.01 for the nine months ended September 30, 2026, which represented a 7.3% decrease from EPS of $22.67 for the nine months ended September 30, 2025. The increase in EPS for the three months ended September 30, 2026 resulted primarily from increased shareholders’ net income and the impact of fewer diluted shares outstanding. The decrease in EPS for the nine months ended September 30, 2026 resulted primarily from decreased shareholders’ net income, partially offset by the impact of fewer diluted shares outstanding.
Operating cash flow for the nine months ended September 30, 2026 and 2025 was $7,512 and $4,206, respectively. The increase in net cash provided by operating activities was primarily due to favorable working capital impacts, partially offset by lower shareholders’ net income for the nine months ended September 30, 2026.
Membership and Other Metrics
The following table presents our medical membership by customer type as of September 30, 2026 and 2025. Also included below is other membership by product and other metrics. The membership data and other metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period. The CarelonRx Quarterly Adjusted Scripts metric represents adjusted script volume based on the number of days a prescription covers. On an adjusted basis, one 90-day script counts the same as three 30-day scripts. The Carelon Services Consumers Served metric represents the number of consumers receiving one or more healthcare-related services from Carelon Services who are members of our affiliated health plans as well as those who are members of non-affiliated health plans. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

	September 30
	2026	2025	Change	% Change
Medical Membership (in thousands)
Individual	1,348	1,354	(6)	(0.4)%
Employer Group Risk-Based	3,366	3,616	(250)	(6.9)%
Commercial Risk-Based	4,714	4,970	(256)	(5.2)%
BlueCard®	6,596	6,394	202	3.2%
Employer Group Fee-Based	21,009	20,608	401	1.9%
Commercial Fee-Based	27,605	27,002	603	2.2%
Medicare Advantage	1,898	2,245	(347)	(15.5)%
Medicare Supplement	898	877	21	2.4%
Total Medicare	2,796	3,122	(326)	(10.4)%
Medicaid	8,220	8,645	(425)	(4.9)%
Federal Employee Program®	1,547	1,630	(83)	(5.1)%
Total Medical Membership	44,882	45,369	(487)	(1.1)%

Other Membership (in thousands)
Dental Members	7,445	7,364	81	1.1%
Dental Administration Members	1,932	1,957	(25)	(1.3)%
Vision Members	11,895	10,842	1,053	9.7%
Medicare Part D Standalone Members	79	217	(138)	(63.6)%

Other Metrics (in millions)
CarelonRx Quarterly Adjusted Scripts	82.6	85.0	(2.4)	(2.8)%
Carelon Services Consumers Served	91.0	97.6	(6.6)	(6.8)%
Medical Membership
The decrease in medical membership was primarily driven by attrition in Medicaid membership, primarily as a result of eligibility redeterminations, and decreases in our Medicare Advantage, Commercial Risk-Based and FEP® businesses. These decreases were partially offset by an increase in our Commercial Fee-Based business.
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

Consolidated Results of Operations
Our consolidated summarized results of operations and other financial information for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2026 vs. 2025		2026 vs. 2025
	2026	2025	2026	2025	$	%	$	%

Total operating revenue	$50,440	$50,087	$149,760	$148,273	$353	0.7%	$1,487	1.0%
Net investment income	1,037	625	2,506	1,701	412	65.9%	805	47.3%
Net losses on financial instruments	(48)	(1)	(182)	(596)	(47)	4,700.0%	414	69.5%
Total revenues	51,429	50,711	152,084	149,378	718	1.4%	2,706	1.8%
Benefit expense	37,779	38,140	110,418	110,158	(361)	(0.9)%	260	0.2%
Cost of products sold	5,640	5,380	16,595	15,656	260	4.8%	939	6.0%
Operating expense	5,752	5,272	17,629	15,569	480	9.1%	2,060	13.2%
Other expense[1]	464	513	1,407	1,500	(49)	(9.6)%	(93)	(6.2)%
Total expenses	49,635	49,305	146,049	142,883	330	0.7%	3,166	2.2%
Income before income tax expense	1,794	1,406	6,035	6,495	388	27.6%	(460)	(7.1)%
Income tax expense	451	219	1,478	1,380	232	105.9%	98	7.1%
Net income	1,343	1,187	4,557	5,115	156	13.1%	(558)	(10.9)%
Net loss attributable to noncontrolling interests	22	2	35	—	20	NM	35	NM
Shareholders’ net income	$1,365	$1,189	$4,592	$5,115	$176	14.8%	$(523)	(10.2)%

Average diluted shares outstanding	217.6	223.7	218.6	225.6	(6.1)	(2.7)%	(7.0)	(3.1)%
Diluted shareholders’ earnings per share	$6.27	$5.32	$21.01	$22.67	$0.95	17.9%	$(1.66)	(7.3)%
Effective tax rate	25.1%	15.6%	24.5%	21.2%		950 bp3		330 bp3
Benefit expense ratio[2]	90.6%	91.3%	89.0%	88.9%		(70) bp3		10 bp3
Operating expense ratio[4]	11.4%	10.5%	11.8%	10.5%		90 bp3		130 bp3
Income before income tax expense as a percentage of total revenues	3.5%	2.8%	4.0%	4.3%		70 bp3		(30) bp3
Shareholders’ net income as a percentage of total revenues	2.6%	2.3%	3.0%	3.4%		30 bp3		(40) bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:
NM    Not meaningful.
1    Includes interest expense and amortization of other intangible assets.
2    Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended September 30, 2026 and 2025 were $41,704 and $41,791, respectively. Premiums for the nine months ended September 30, 2026 and 2025 were $124,007 and $123,949, respectively.
3    bp = basis point; one hundred basis points = 1%.
4    Operating expense ratio represents operating expense as a percentage of total operating revenue.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by lower Medicare Advantage, Medicaid, and Employer Group Risk-Based membership.
Net investment income increased primarily due to higher income from alternative investments.
Net losses on financial instruments increased due to higher realized losses on sales of financial instruments, partially offset by changes in other invested asset balances.

Benefit expense decreased primarily due to decreased Carelon Services benefit expense related to the partial termination and modification of a care delivery services contract with an unaffiliated customer. This decrease was partially offset by higher medical costs across most lines of business within our Health Benefits segment.
Our benefit expense ratio decreased primarily as a result of improved performance in our Medicare business.
Cost of products sold reflects the cost of pharmaceuticals dispensed by CarelonRx for our unaffiliated pharmacy customers. Cost of products sold increased as a result of a higher cost per prescription in 2026, reflecting pricing impacts and product mix, despite lower adjusted prescription volumes.
Operating expense increased primarily due to increases in targeted investments to accelerate technology adoption, an increase in premium tax expenses and assessments and an increase in expenses to address regulatory matters.
Our operating expense ratio increased primarily due to increases in targeted investments to accelerate technology adoption, an increase in premium tax expenses and assessments and an increase in expenses to address regulatory matters.
Other expense decreased primarily due to a decrease in amortization of other intangible assets due to assets being amortized under an accelerated depreciation method, which results in higher expense recognition in earlier periods and progressively lower amortization in later periods, partially offset by an increase in interest expense.
Our effective tax rate increased primarily due to investment tax credits purchased and recognized in the prior-year quarter, with less tax credits purchased in the current-year quarter.
Our shareholders’ net income as a percentage of total revenues increased in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 as a result of all factors discussed above.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Total operating revenue increased primarily as a result of premium rate increases in our Health Benefits segment in recognition of medical cost trends and growth in CarelonRx product revenues, partially offset by membership attrition.
Net investment income increased primarily due to higher income from alternative investments.
Net losses on financial instruments decreased due to changes in other invested asset balances and lower realized losses on sales of financial instruments.
Benefit expense increased primarily due to higher medical costs across most lines of business within our Health Benefits segment. These increases were partially offset by decreases in Carelon Services benefit expense related to the partial termination and modification of a care delivery services contract with an unaffiliated customer.
Our benefit expense ratio increased primarily due to elevated medical cost trend in our Medicaid business, partially offset by improved performance in our Individual ACA and Medicare programs and decreases in Carelon Services benefit expense related to the partial termination and modification of a care delivery services contract with an unaffiliated customer.
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
Our shareholders’ net income as a percentage of total revenues decreased in the nine months ended September 30, 2026 as compared to nine months ended September 30, 2025 as a result of all factors discussed above.
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

The following table presents a summary of the reportable segment financial information for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
					2026 vs. 2025 Change		2026 vs. 2025 Change
	2026	2025	2026	2025	$	%	$	%
Operating Revenue
Health Benefits	$43,357	$42,246	$128,567	$125,259	$1,111	2.6%	$3,308	2.6%
CarelonRx	11,599	10,997	33,449	31,756	602	5.5%	1,693	5.3%
Carelon Services	7,708	7,324	23,048	21,301	384	5.2%	1,747	8.2%
Corporate & Other	6	149	16	546	(143)	(96.0)%	(530)	(97.1)%
Eliminations	(12,230)	(10,629)	(35,320)	(30,589)	(1,601)	15.1%	(4,731)	15.5%
Total operating revenue	$50,440	$50,087	$149,760	$148,273	$353	0.7%	$1,487	1.0%

Operating Gain (Loss)
Health Benefits	$436	$601	$3,489	$4,378	$(165)	(27.5)%	$(889)	(20.3)%
CarelonRx	616	556	1,780	1,694	60	10.8%	86	5.1%
Carelon Services	292	219	1,128	1,110	73	33.3%	18	1.6%
Corporate & Other	(75)	(81)	(1,279)	(292)	6	(7.4)%	(987)	338.0%
Total operating gain	$1,269	$1,295	$5,118	$6,890	$(26)	(2.0)%	$(1,772)	(25.7)%

Operating Margin
Health Benefits	1.0%	1.4%	2.7%	3.5%		(40) bp		(80) bp
CarelonRx	5.3%	5.1%	5.3%	5.3%		20 bp		0 bp
Carelon Services	3.8%	3.0%	4.9%	5.2%		80 bp		(30) bp
Total operating margin	2.5%	2.6%	3.4%	4.6%		(10) bp		(120) bp
bp = basis point; one hundred basis points = 1%.
The following table summarizes the operating revenues for our Commercial, Medicare, Medicaid and FEP® lines of business within our Health Benefits segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
					2026 vs. 2025 Change		2026 vs. 2025 Change
	2026	2025	2026	2025	$	%	$	%
Health Benefits Operating Revenue
Commercial [1]	$13,343	$12,849	$40,142	$37,654	$494	3.8%	$2,488	6.6%
Medicare	11,229	11,138	33,182	33,990	91	0.8%	(808)	(2.4)%
Medicaid	14,979	14,166	43,703	42,120	813	5.7%	1,583	3.8%
FEP®	3,806	4,093	11,540	11,495	(287)	(7.0)%	45	0.4%
Total Health Benefits operating revenue	$43,357	$42,246	$128,567	$125,259	$1,111	2.6%	$3,308	2.6%
1 Operating revenue within our Commercial line of business related to our Individual ACA plans was $2,514 and $2,358 for the three months ended September 30, 2026 and 2025, respectively. Operating revenue within our Commercial line of business related to our Individual ACA plans was $7,774 and $7,047 for the nine months ended September 30, 2026 and 2025, respectively.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium increases in all of our lines of business, partially offset by deliberate repositioning in our Medicare Advantage business and Medicaid membership attrition.
Operating gain decreased primarily as a result of higher overall medical costs and increases in operating expenses, primarily due to targeted investments to accelerate technology adoption, partially offset by higher operating revenue.
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
The increase in operating gain was primarily driven by improved performance and expansion in our specialty care and home-based care services. These increases were partially offset by less favorable results on certain contracts within our behavioral health services.
Corporate & Other
Operating revenue decreased primarily due to lower affiliate revenues.
Operating loss decreased primarily due to a decrease in unallocated corporate expenses.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Health Benefits
Operating revenue increased primarily as a result of higher premium yields driven by premium increases in all of our lines of business, partially offset by deliberate repositioning in our Medicare Advantage business and Medicaid membership attrition.
Operating gain decreased primarily due to higher overall medical costs and increases in operating expenses primarily due to targeted investments to support and strengthen our workforce and accelerate technology adoption, partially offset by higher operating revenue.
CarelonRx
Operating revenue increased primarily due to higher average revenue per prescription, partially offset by a change in product mix and lower prescription volumes.
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

The increase in operating gain was primarily driven by the continued expansion and improved performance within our specialty care and home-based care services. The increase was partially offset by less favorable results on certain contracts and lower health plan membership within our post-acute solutions services.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, goodwill and other intangible assets and investments. Our accounting policies related to these items are discussed in our 2025 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2025, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2026, our critical accounting policies and estimates have not changed from those described in our 2025 Annual Report on Form 10-K.
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
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above. As of September 30, 2026, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2025 Annual Report on Form 10-K. For a reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2026 and 2025, see Note 8, “Medical Claims Payable,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2026 and 2025, which are the trend and completion factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	Nine Months Ended September 30
	2026	2025
Assumed trend factors	$643	$1,035
Assumed completion factors	652	231
Total	$1,295	$1,266

The favorable development recognized in the nine months ended September 30, 2026 resulted from faster than expected development of completion factors from the latter part of 2025 as well as from trend factors in late 2025 developing more favorably than originally expected. The favorable development recognized in the nine months ended September 30, 2025 resulted from trend factors in late 2024 developing more favorably than originally expected as well as a smaller contribution from faster than expected development of completion factors from the latter part of 2024.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 85.1% and 86.3% for the nine months ended September 30, 2026 and 2025, respectively. This ratio serves as an indicator of claims processing speed whereby speed for claims payments was slightly slower during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period in order to demonstrate the development of prior year reserves. For the nine months ended September 30, 2026, this metric was 8.4%, which was mainly driven by both favorable trend factor development at the end of 2025 as well as favorable completion factor development from 2025. For the nine months ended September 30, 2025, this metric was 8.9%, which was mainly driven by favorable trend factor development at the end of 2024, with favorable completion factor development from 2024 also contributing.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the nine months ended September 30, 2026, this metric was 0.9%, which was calculated using the redundancy of $1,295. For the nine months ended September 30, 2025, the comparable metric was 1.0%, which was calculated using the redundancy of $1,266. We believe these metrics demonstrate an appropriate and consistent level of reserve conservatism.
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
For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2026, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity
A summary of our major sources and uses of cash and cash equivalents for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30
	2026	2025	Change
Sources of Cash:
Net cash provided by operating activities	$7,512	$4,206	$3,306
Purchases of subsidiaries, net of cash acquired	2	55	(53)
Issuances of short- and long-term debt, net of repayments	—	659	(659)
Proceeds from issuance of common stock under employee stock plans	88	21	67
Changes in bank overdrafts	100	77	23
Total sources of cash	7,702	5,018	2,684
Uses of Cash:
Purchases of investments, net of proceeds from sales, maturities, calls and redemptions	(2,303)	(412)	(1,891)
Repurchase and retirement of common stock	(1,688)	(2,134)	446
Purchases of property and equipment	(789)	(823)	34
Repayments of short- and long-term debt, net of issuances	(900)	—	(900)
Cash dividends	(1,122)	(1,152)	30
Other uses of cash, net	(29)	(73)	44
Total uses of cash	(6,831)	(4,594)	(2,237)
Effect of foreign exchange rates on cash and cash equivalents	(14)	1	(15)
Net increase in cash and cash equivalents	$857	$425	$432
The increase in net cash provided by operating activities was primarily due to favorable net working capital impacts, partially offset by lower shareholders' net income.
Other significant changes in cash year-over-year included (a) decreased repurchases and retirements of common stock and increased proceeds from issuance of common stock under employee stock plans, and (b) increased purchases of investments, net of proceeds from sales, maturities, calls and redemptions, and increased repayments of short- and long-term debt, net of issuances.
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments in fixed maturity and equity securities of $39,057 at September 30, 2026. Since December 31, 2025, total cash, cash equivalents and investments in fixed maturity and equity securities increased by $1,821, primarily due to increased cash generated from operations and an increase in investment balances in equity securities. This increase was partially offset by cash used for the repurchase and retirement of common stock, cash dividends, repayments of short- and long-term debt, net of issuances, and purchases of property and equipment.
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
At September 30, 2026, we held $2,416 of cash, cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.

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
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, from the amounts presented on our consolidated balance sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our debt-to-capital ratio is calculated as total debt divided by total debt plus total equity. Total debt is the sum of short-term borrowings, current portion of long-term debt and long-term debt, less current portion. We believe our debt-to-capital ratio assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 40.7% and 42.1% as of September 30, 2026 and December 31, 2025, respectively.
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
We have a senior revolving credit facility (the “5-Year Facility”) with a group of lenders for general corporate purposes. The 5-Year Facility provides credit of up to $5,000 and matures in September 2030. Our ability to borrow under the 5-Year Facility is subject to compliance with certain covenants, including covenants requiring us to maintain a defined debt-to-capital ratio of not more than 60%, subject to increase in certain circumstances set forth in the credit agreement for the 5-Year Facility. As of September 30, 2026, our debt-to-capital ratio, as defined and calculated under the 5-Year Facility, was 40.7%. We do not believe the restrictions contained in our 5-Year Facility covenants materially affect our financial or operating flexibility. As of September 30, 2026, we were in compliance with all of our debt covenants under the 5-Year Facility.
We have an authorized commercial paper program of up to $5,000, the proceeds of which may be used for general corporate purposes. Should commercial paper issuance become unavailable, we have the ability to use a combination of cash on hand and/or our 5-Year Facility to redeem any outstanding commercial paper upon maturity. We had $0 of outstanding commercial paper as of both September 30, 2026 and December 31, 2025.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati, the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York (collectively, the “FHLBs”). As a member, we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We had $0 and $150 of outstanding short-term borrowings from the FHLBs as of September 30, 2026 and December 31, 2025, respectively.
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
For additional information regarding our sources and uses of capital at September 30, 2026, see Note 4, “Investments,” Note 5, “Derivative Financial Instruments,” Note 9, “Debt,” and Note 11, “Capital Stock – Use of Capital – Dividends and

Stock Repurchase Program,” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
We carried out an evaluation as of September 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2026, see the “Litigation and Regulatory Proceedings” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2026 to July 31, 2026	133,846	$379.82	133,110	$5,286
August 1, 2026 to August 31, 2026	172,962	393.57	172,760	5,218
September 1, 2026 to September 30, 2026	522,755	405.33	521,353	5,007
	829,563		827,223
1    Total number of shares purchased includes 2,340 shares delivered to or withheld by us in connection with employee payroll tax withholding upon the exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated changes in equity are shown net of these shares purchased.
2    Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board of Directors evaluates periodically. During the three months ended September 30, 2026, we repurchased 827,223 shares at an aggregate cost of $330 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The most recent authorized increase to the program was $8,000 on October 15, 2024 by our Audit Committee, pursuant to authorization granted by the Board of Directors. No duration has been placed on our common stock repurchase program, and we reserve the right to discontinue the program at any time.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

ELEVANCE HEALTH, INC. Registrant

October 21, 2026	By:	/S/ MARK B. KAYE
Mark B. Kaye Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

October 21, 2026	By:	/S/ RONALD W. PENCZEK
Ronald W. Penczek Chief Accounting Officer and Controller (Principal Accounting Officer)